Form 10-K
period 2015-12-31
STANDARD MOTOR PRODUCTS INC
filed 2016-02-26
CIK 93389

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10‑K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No  ☑

The aggregate market value of the voting common stock based on the closing price on the New York Stock Exchange on June 30, 2015 (the last business day of registrant’s most recently completed second fiscal quarter) of $35.12 per share held by non-affiliates of the registrant was $711,572,176.  For purposes of the foregoing calculation only, all directors and officers have been deemed to be affiliates, but the registrant disclaims that any of such are affiliates.

As of February 24, 2016, there were 22,630,585 outstanding shares of the registrant’s common stock, par value $2.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report is incorporated herein by reference from the registrant’s definitive proxy statement relating to its annual meeting of stockholders to be held on May 19, 2016.

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

Overview

We are a leading independent manufacturer and distributor of replacement parts for motor vehicles in the automotive aftermarket industry with a complementary focus on heavy duty, industrial equipment and the original equipment service market.  We are organized into two major operating segments, each of which focuses on specific lines of replacement parts.  Our Engine Management Segment manufactures and remanufactures ignition and emission parts, ignition wires, battery cables, fuel system parts and sensors for vehicle systems.  Our Temperature Control Segment manufactures and remanufactures air conditioning compressors, air conditioning and heating parts, engine cooling system parts, power window accessories, and windshield washer system parts.

We sell our products primarily to warehouse distributors, large retail chains, original equipment manufacturers and original equipment service part operations in the United States, Canada, Latin America, and Europe.  Our customers consist of many of the leading warehouse distributors and auto parts retail chains, such as NAPA Auto Parts (National Automotive Parts Association, Inc.), Advance Auto Parts, Inc./CARQUEST Auto Parts, AutoZone, Inc., O’Reilly Automotive, Inc., Canadian Tire Corporation Limited and The Pep Boys Manny, Moe & Jack, as well as national program distribution groups, such as Auto Value and All Pro/Bumper to Bumper (Aftermarket Auto Parts Alliance, Inc.), Automotive Distribution Network LLC, The National Pronto Association (“Pronto”), Federated Auto Parts Distributors, Inc. (“Federated”), Pronto and Federated’s newly formed organization, the Automotive Parts Services Group or The Group, and specialty market distributors. We distribute parts under our own brand names, such as Standard®, Blue Streak®, BWD®, Select®, Intermotor®, GP Sorensen®, TechSmart®, Tech Expert®, OEM®, LockSmart®, Four Seasons®, Factory Air®, EVERCO®, ACi®, Imperial®, COMPRESSORWORKS®, TORQFLO® and Hayden® and through co-labels and private labels, such as CARQUEST® BWD®, CARQUEST® Intermotor®, Duralast®, Duralast Gold®, Import Direct®, Master Pro®, Murray®, NAPA®, NAPA® Echlin®, NAPA Proformer™ Mileage Plus®, NAPA Temp Products™, Cold Power®, DriveworksTM, ToughOneTM and NAPA® Belden®.

Index
Business Strategy

Our goal is to grow revenues and earnings and deliver returns in excess of our cost of capital by providing high quality original equipment and replacement products to the engine management and temperature control markets. The key elements of our strategy are as follows:

•	Maintain Our Strong Competitive Position in the Engine Management and Temperature Control Businesses. We are one of the leading independent manufacturers and distributors serving North America and other geographic areas in our core businesses of Engine Management and Temperature Control. We believe that our success is attributable to our emphasis on product quality, the breadth and depth of our product lines for both domestic and import vehicles, and our reputation for outstanding value-added services.

To maintain our strong competitive position in our markets, we remain committed to the following:

•	providing our customers with broad lines of high quality engine management and temperature control products, supported by the highest level of value-added services;
•	continuing to maximize our production, supply chain and distribution efficiencies;
•	continuing to improve our cost position through increased global sourcing and increased manufacturing in low cost regions; and
•	focusing on our engineering development efforts including a focus on bringing more product manufacturing in house.

•	Provide Superior Value-Added Services, Product Availability and Technical Support. Our goal is to increase sales to existing and new customers by leveraging our skills in rapidly filling orders, maintaining high levels of product availability, providing insightful customer category management, and providing technical support in a cost‑effective manner. In addition, our category management and technically skilled sales force professionals provide product selection, assortment and application support to our customers.

•	Expand Our Product Lines. We intend to increase our sales by continuing to develop internally, or through acquisitions, the range of Engine Management and Temperature Control products that we offer to our customers. We are committed to investing the resources necessary to maintain and expand our technical capability to manufacture multiple product lines that incorporate the latest technologies.

•	Broaden Our Customer Base. Our goal is to increase our customer base by (a) continuing to leverage our manufacturing capabilities to secure additional original equipment business globally with automotive, industrial, marine, military and heavy duty vehicle and equipment manufacturers and their service part operations as well as our existing customer base including traditional warehouse distributors, large retailers, other manufacturers and export customers, and (b) supporting the service part operations of vehicle and equipment manufacturers with value added services and product support for the life of the part.

•	Improve Operating Efficiency and Cost Position. Our management places significant emphasis on improving our financial performance by achieving operating efficiencies and improving asset utilization, while maintaining product quality and high customer order fill rates. We intend to continue to improve our operating efficiency and cost position by:

•	increasing cost‑effective vertical integration in key product lines through internal development;
•	focusing on integrated supply chain management, customer collaboration and vendor managed inventory initiatives;
•	evaluating additional opportunities to relocate manufacturing to our low-cost plants located outside of the U.S.;

Index
•	maintaining and improving our cost effectiveness and competitive responsiveness to better serve our customer base, including sourcing certain materials and products from low cost regions such as those in Asia without compromising product quality;
•	enhancing company‑wide programs geared toward manufacturing and distribution efficiency; and
•	focusing on company‑wide overhead and operating expense cost reduction programs.

•	Cash Utilization. We intend to apply any excess cash flow from operations and the management of working capital primarily to reduce our outstanding indebtedness, pay dividends to our shareholders, repurchase shares of our common stock, expand our product lines and grow revenues through acquisitions.

The Automotive Aftermarket

The automotive aftermarket industry is comprised of a large number of diverse manufacturers varying in product specialization and size. In addition to manufacturing, aftermarket companies allocate resources towards an efficient distribution process and product engineering in order to maintain the flexibility and responsiveness on which their customers depend. Aftermarket manufacturers must be efficient producers of small lot sizes and do not have to provide systems engineering support. Aftermarket manufacturers also must distribute, with rapid turnaround times, products for a full range of domestic and import vehicles on the road. The primary customers of the automotive aftermarket manufacturers are national and regional warehouse distributors, large retail chains, automotive repair chains and the dealer service networks of original equipment manufacturers (“OEMs”).

The automotive aftermarket industry differs substantially from the OEM supply business. Unlike the OEM supply business that primarily follows trends in new car production, the automotive aftermarket industry’s performance primarily tends to follow different trends, such as:

•	growth in number of vehicles on the road;
•	increase in average vehicle age;
•	change in total miles driven per year;
•	new or modified environmental and vehicle safety regulations, including fuel-efficiency and emissions reduction standards;
•	increase in pricing of new cars;
•	economic and financial market conditions;
•	new car quality and related warranties;
•	changes in automotive technologies;
•	change in vehicle scrap rates; and
•	change in average fuel prices.

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

Index
Financial Information about our Operating Segments

The table below shows our consolidated net sales by operating segment and by major product group within each segment for the three years ended December 31, 2015.  Our two major reportable operating segments are Engine Management and Temperature Control.

	Year Ended December 31,
	2015		2014		2013
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Engine Management:
Ignition, Emission and Fuel System Parts	$607,134	62.5%	$609,383	62.1%	$604,646	61.5%
Wires and Cables	90,887	9.4%	99,880	10.2%	106,599	10.8%
Total Engine Management	698,021	71.9%	709,263	72.3%	711,245	72.3%

Temperature Control:
Compressors	127,861	13.2%	124,238	12.7%	135,456	13.8%
Other Climate Control Parts	136,617	14.1%	134,827	13.8%	127,081	12.9%
Total Temperature Control	264,478	27.3%	259,065	26.5%	262,537	26.7%

All Other	9,476	0.8%	12,064	1.2%	9,922	1%

Total	$971,975	100%	$980,392	100%	$983,704	100%

The following table shows our operating profit and identifiable assets by operating segment for the three years ended December 31, 2015.

	Year Ended December 31,
	2015		2014		2013
	Operating Income (Loss)	Identifiable Assets	Operating Income (Loss)	Identifiable Assets	Operating Income (Loss)	Identifiable Assets
	(In thousands)
Engine Management	$88,007	$413,102	$103,861	$409,275	$96,335	$384,712
Temperature Control	6,382	177,201	6,445	173,070	9,147	150,280
All Other	(18,529)	90,761	(24,968)	91,206	(18,619)	80,531
Total	$75,860	$681,064	$85,338	$673,551	$86,863	$615,523

“All Other” consists of items pertaining to our corporate headquarters function and our Canadian business unit, each of which does not meet the criteria of a reportable operating segment.

Engine Management Segment

Breadth of Products.
We manufacture a full line of engine management replacement parts including, electronic ignition control modules, fuel injectors, remanufactured diesel injectors and pumps, ignition wires, coils, switches, relays, EGR valves, distributor caps and rotors, various sensors primarily measuring temperature, pressure and position in numerous vehicle systems (such as camshaft and crankshaft position, fuel pressure, vehicle speed, tire pressure monitoring (TPMS) and mass airflow sensors), electronic throttle bodies and many other engine management components primarily under our brand names Standard®, Blue Streak®, BWD®, Select®, Intermotor®, OEM®, LockSmart®, TechSmart®, Tech Expert® and GP Sorensen®, and through co-labels and private labels such as CARQUEST® BWD®, CARQUEST® Intermotor®, Duralast®, Duralast Gold®, Import Direct®, Master Pro®, NAPA®, NAPA® Echlin®, NAPA ProformerTM Mileage Plus® and NAPA® Belden®. We are a basic manufacturer of many of the engine management parts we market.  Our strategy includes expanding our product lines through strategic acquisitions in addition to sourcing certain materials and products from low cost regions such as those in Asia.  In our Engine Management Segment, replacement parts for ignition, emission control and fuel systems accounted for approximately 63% of our consolidated net sales in 2015, 62% of our consolidated net sales in 2014 and 61% of our consolidated net sales in 2013.

Index
Computer-Controlled Technology. Nearly all new vehicles are factory‑equipped with computer‑controlled engine management systems to monitor and control ignition, emissions, fuel injection, transmission and certain mechanical systems.  The on‑board computers monitor inputs from many types of sensors located throughout the vehicle, and control a myriad of valves, solenoids, coils, switches and motors to manage engine and vehicle performance. Computer-controlled engine management systems enable the engine to operate with improved fuel efficiency and reduced levels of hazardous emissions.

Government emissions laws have been implemented throughout the majority of the United States. The Clean Air Act imposes strict emissions control test standards on existing and new vehicles, and remains the preeminent legislation in the area of vehicle emissions.  As many states have implemented required inspection/maintenance tests, the Environmental Protection Agency, through its rulemaking ability, has also encouraged both manufacturers and drivers to reduce vehicle emissions.  Automobiles must now comply with emissions standards from the time they were manufactured and, in most states, until the last day they are in use.  This law and other government emissions laws have had, and we expect it to continue to have, a positive impact on sales of our ignition and emissions control parts since vehicles failing these laws may require repairs utilizing parts sold by us.

Our sales of sensors, valves, solenoids and related parts have increased as automobile manufacturers equip their cars with more complex engine management systems.

Wire and Cable Products. Wire and cable parts accounted for approximately 9% of our consolidated net sales in 2015, 10% of our consolidated net sales in 2014 and 11% of our consolidated net sales in 2013.  These products include ignition (spark plug) wires, wire harnesses, battery cables and a wide range of electrical wire, terminals, connectors and tools for servicing an automobile’s electrical system.

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

Temperature Control Segment

We manufacture, remanufacture and market a full line of replacement parts for automotive temperature control (air conditioning and heating) systems, engine cooling systems, power window accessories and windshield washer systems, primarily under our brand names of Four Seasons®, Factory Air®, EVERCO®, ACi®, Imperial®, COMPRESSORWORKS®, TORQFLO® and Hayden® and through co-labels and private labels such as NAPA Temp Products™, Cold Power®, DriveworksTM, ToughOneTM and Murray®.  The major product groups sold by our Temperature Control Segment are new and remanufactured compressors, clutch assemblies, blower and radiator fan motors, filter dryers, evaporators, accumulators, hose assemblies, thermal expansion devices, heater valves, heater cores, AC service tools and chemicals, fan assemblies, fan clutches, oil coolers, window lift motors, window regulators and assemblies, and windshield washer pumps.  Our temperature control products accounted for approximately 27% of our consolidated net sales in 2015, 2014 and 2013.

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

Today’s vehicles are being produced with more complex AC systems that are designed to improve their efficiency and reduce their size.  Our Temperature Control Segment continues to be a leader in providing superior training to service dealers who require access to up-to-date knowledge in proper maintenance and repair for changing technologies utilized in today’s vehicles.  We believe that our training module (Diagnosing and Repairing the Top Automotive HVAC Problems) remains one of the most sought-after training clinics in the industry and among professional service dealers.

Index
Financial Information about Our Foreign and Domestic Operations and Export Sales

We sell our line of products primarily in the United States, with additional sales in Canada, Europe, Asia and Latin America.  Our sales are substantially denominated in U.S. dollars.

The table below shows our consolidated net sales by geographic area for the three years ended December 31, 2015.

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
United States	$881,206	$884,701	$895,648
Canada	48,072	51,526	46,133
Europe	16,305	18,061	15,413
Other foreign	26,392	26,104	26,510
Total	$971,975	$980,392	$983,704

The table below shows our long‑lived assets by geographic area for the three years ended December 31, 2015.

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
United States	$155,438	$158,350	$135,834
Canada	1,190	1,546	1,526
Europe	12,324	11,725	11,310
Other foreign	21,634	20,957	10,497
Total	$190,586	$192,578	$159,167

Sales and Distribution

In the traditional channel, we sell our products to warehouse distributors, who supply auto parts jobber stores. Jobbers in turn sell to professional technicians and to “do-it-yourselfers” who perform automotive repairs on their personal vehicles. In recent years, warehouse distributors have consolidated with other distributors, and an increasing number of distributors own their jobber stores or sell down channel to professional technicians. In the retail channel, customers buy directly from us and sell directly to professional technicians and “do-it-yourselfers” through their own stores. Retailers are also consolidating with other retailers and have begun to increase their efforts to sell to professional technicians adding additional competition in the “do-it-for-me,” or the professional technician segment of our industry.

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

Our sales force is structured to meet the needs of our traditional and retail customers across the distribution channel, allowing us to provide value-added services that we believe are unmatched by our competitors.  We also believe that our sales force is the premier direct sales force for our product lines due to our concentration of highly‑qualified, well‑trained sales personnel.  We provide our sales personnel extensive instruction at our training facility in Irving, Texas and provide an extensive continuing education program that allows our sales force to stay current on troubleshooting and repair techniques.  The continuing education courses along with monthly supplemental web-based training are an integral part of our sales force development strategy.

Index
In addition to training our sales personnel in the function and application of our products, we thoroughly train our sales personnel in proven sales techniques.  Our traditional and retail customers, therefore, have come to depend on these sales personnel as a reliable source for technical information and to assist with sales to their customers (i.e., jobber stores, “do-it-yourselfers,” and professional technicians).  In this manner, we direct a significant portion of our sales efforts to our customers’ customers to generate demand for our products, and we believe that the structure of our sales force facilitates these efforts by enabling us to implement our sales and marketing programs uniformly throughout the distribution channel.  One of the ways we generate this demand is by offering technician seminars, which teach over 60,000 technicians annually how to diagnose and repair vehicles equipped with complex systems related to our products.  To help our sales personnel to be teachers and trainers, we focus our recruitment efforts on candidates who have technical backgrounds as well as strong sales experience.

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

Customers

Our customer base is comprised largely of warehouse distributors, large retailers, OE/OES customers, other manufacturers and export customers.  Our five largest individual customers, including members of a marketing group, accounted for approximately 68% of our consolidated net sales in 2015, 69% of our consolidated net sales in 2014 and 66% of our consolidated net sales in 2013.  During 2015, O’Reilly Automotive, Inc., NAPA Auto Parts, Advance Auto Parts, Inc., and AutoZone, Inc. accounted for 19%, 19%, 17% and 11% of our consolidated net sales, respectively.  Net sales from each of the customers were reported in both our Engine Management and Temperature Control Segments.

In January 2016, one of our customers filed a petition for bankruptcy.  In connection with the bankruptcy filing, we evaluated our potential risk and exposure as related to our outstanding accounts receivable balance from the customer as of December 31, 2015, and estimated our anticipated recovery.  As a result of our evaluation, we recorded a net $3.5 million pre-tax charge during the year ended December 31, 2015 to reduce our accounts receivable balance to our estimated recovery.  The net $3.5 million pre-tax charge is included in selling, general and administrative expenses in our consolidated statement of operations.  We will continue to monitor the circumstances surrounding the bankruptcy in determining whether additional provisions may be necessary.

Competition

We are a leading independent manufacturer and distributor of replacement parts for product lines in Engine Management and Temperature Control. We compete primarily on the basis of product quality, product availability, value-added services, product coverage, order turn‑around time, order fill rate, technical support and price. We believe we differentiate ourselves from our competitors primarily through:

•	a value‑added, knowledgeable sales force;
•	extensive product coverage in conjunction with market leading brands;
•	rigorous product qualification standards to ensure that our parts meet or exceed exacting performance specifications;
•	sophisticated parts cataloguing systems;
•	inventory levels and logistical systems sufficient to meet the rapid delivery requirements of customers;
•	breadth of manufacturing capabilities; and
•	award-winning marketing and sales support and technical training.

Index
In the Engine Management business, we are one of the leading independent manufacturers and distributors in the United States. Our competitors include ACDelco, Delphi Automotive PLC, Denso Corporation, Continental AG, Hitachi, Ltd., Motorcraft, Robert Bosch GmbH, Visteon Corporation, NGK Spark Plug Co., Ltd., General Cable Corporation, Dorman Products, Inc. and several privately-owned companies importing products from Asia.

Our Temperature Control business is one of the leading independent manufacturers and distributors of a full line of temperature control products in North America and other geographic areas. ACDelco, Delphi Automotive PLC, Denso Corporation, Motorcraft, Sanden International, Inc., Continental AG, and several privately-owned companies are some of our key competitors in this market.

The automotive aftermarket is highly competitive, and we face substantial competition in all markets that we serve.  Our success in the marketplace continues to depend on our ability to offer competitive prices, improved products, superior value-added services and expanded offerings in competition with many other suppliers to the aftermarket.  Some of our competitors may have greater financial, marketing and other resources than we do.  In addition, we face competition from automobile manufacturers who supply many of the replacement parts sold by us, although these manufacturers generally supply parts only for cars they produce through OE dealerships.

Seasonality

Historically, our operating results have fluctuated by quarter, with the greatest sales occurring in the second and third quarters of the year and revenues generally being recognized at the time of shipment. It is in these quarters that demand for our products is typically the highest, specifically in the Temperature Control Segment of our business.  In addition to this seasonality, the demand for our Temperature Control products during the second and third quarters of the year may vary significantly with the summer weather and customer inventories. For example, a cool summer, as we experienced in both 2014 and 2013, may lessen the demand for our Temperature Control products, while a warm summer, as we experienced in 2015, may increase such demand.  As a result of this seasonality and variability in demand of our Temperature Control products, our working capital requirements typically peak near the end of the second quarter, as the inventory build‑up of air conditioning products is converted to sales and payments on the receivables associated with such sales have yet to be received. During this period, our working capital requirements are typically funded by borrowing from our revolving credit facility.

Working Capital Management

Automotive aftermarket companies have been under increasing pressure to provide broad SKU (stock keeping unit) coverage due to parts and brand proliferation. In response to this, we have made, and continue to make, changes to our inventory management system designed to reduce inventory requirements. We have a pack‑to‑order distribution system, which permits us to retain slow moving items in a bulk storage state until an order for a specific branded part is received. This system reduces the volume of a given part in inventory and reduces the labor requirements to package and repackage inventory. We also expanded our inventory management system to improve inventory deployment, enhance our collaboration with customers on forecasts and inventory assortments, and further integrate our supply chain both to customers and suppliers.

We face inventory management issues as a result of warranty and overstock returns. Many of our products carry a warranty ranging from a 90-day limited warranty to a lifetime limited warranty, which generally covers defects in materials or workmanship and failure to meet industry published specifications and/or the result of installation error.  In addition to warranty returns, we also permit our customers to return new, undamaged products to us within customer-specific limits (which are generally limited to a specified percentage of their annual purchases from us) in the event that they have overstocked their inventories.  In addition, the seasonality of our Temperature Control Segment requires that we increase our inventory during the winter season in preparation of the summer selling season and customers purchasing such inventory have the right to make returns.

Index
In order to better control warranty and overstock return levels, we have in place procedures for authorized warranty returns, including for warranty returns which result from installation error, placed restrictions on the amounts customers can return and instituted a program to better estimate potential future product returns.  In addition, with respect to our air conditioning compressors, which are our most significant customer product warranty returns, we established procedures whereby a warranty will be voided if a customer does not provide acceptable proof that complete air conditioning system repair was performed in accordance with approved procedures.

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

Production and Engineering

We engineer, tool and manufacture many of the components used in the assembly of our products. We also perform our own plastic molding operations, stamping and machining operations, wire extrusion, automated electronics assembly and a wide variety of other processes. In the case of remanufactured components, we conduct our own teardown, diagnostics and rebuilding for air conditioning compressors, diesel injectors, and diesel pumps. We have found this level of vertical integration provides advantages in terms of cost, quality and availability. We intend to continue selective efforts toward further vertical integration to ensure a consistent quality and supply of low cost components. In addition, our strategy includes sourcing an increasing number of finished goods and component parts from low cost regions such as those in Asia.

Index
Employees

As of December 31, 2015, we employed approximately 3,400 people, with 1,900 people in the United States and 1,500 people in Mexico, Canada, Poland, the U.K., Hong Kong and Taiwan.  Of the 3,400 people employed, approximately 1,500 people are production employees. We operate primarily in non‑union facilities and have binding labor agreements with employees at other unionized facilities.  We have approximately 60 production employees in Edwardsville, Kansas who are covered by a contract with The International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) that expires in April 2019.  We expect to renew this agreement with the UAW upon mutually agreeable terms.  We also have approximately 700 employees in Mexico who are covered under union agreements negotiated at various intervals.

We believe that our facilities are in favorable labor markets with ready access to adequate numbers of skilled and unskilled workers, and we believe our relations with our union and non‑union employees are good.

Insurance

We maintain basic liability coverage up to $2 million for automobile liability, $10 million for general and product liability and $100 million for umbrella liability coverage.  We also maintain environmental insurance of $10 million and property insurance of $210 million, including business interruption insurance, covering our existing U.S. and Canadian facilities.  We are currently monitoring our environmental remediation efforts at one of our facilities.  The environmental testing and any remediation costs at such facility may be covered by several insurance policies, although we can give no assurance that our insurance will cover any environmental remediation claims.  Historically, we have not experienced casualty losses in any year in excess of our coverage.  However, there can be no assurances that liability losses in the future will not exceed our coverage.

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

Our five largest individual customers, including members of a marketing group, accounted for approximately 68% of our consolidated net sales in 2015, 69% of our consolidated net sales in 2014 and 66% of our consolidated net sales in 2013.  During 2015, O’Reilly Automotive, Inc., NAPA Auto Parts, Advance Auto Parts, Inc., and AutoZone, Inc. accounted for 19%, 19%, 17% and 11% of our consolidated net sales, respectively.  The loss of one or more of these customers or, a significant reduction in purchases of our products from any one of them, could have a materially adverse impact on our business, financial condition and results of operations. In addition, any consolidation among our key customers, such as Advance Auto’s acquisition of CarQuest in 2014, may further exacerbate our customer concentration risk.

Also, we do not typically enter into long-term agreements with any of our customers.  Instead, we enter into a number of purchase order commitments with our customers, based on their current or projected needs.  We have in the past, and may in the future, lose customers or lose a particular product line of a customer due to the highly competitive conditions in the automotive aftermarket industry, including pricing pressures, consolidation of customers, customer initiatives to buy direct from foreign suppliers or other business considerations.  A decision by any significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to materially decrease the amount of products purchased from us, to change their manner of doing business with us, or to stop doing business with us, including a decision to source products directly from a low cost region such as Asia, could have a material adverse effect on our business, financial condition and results of operations.

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

The automotive aftermarket industry is highly competitive, and our success depends on our ability to compete with domestic and international suppliers of automotive aftermarket products. In the Engine Management Segment, our competitors include ACDelco, Delphi Automotive PLC, Denso Corporation, Continental AG, Hitachi, Ltd., Motorcraft, Robert Bosch GmbH, Visteon Corporation, NGK Spark Plug Co., LTD., General Cable Corporation, Dorman Products, Inc. and several privately-owned companies importing products from Asia.   In the Temperature Control Segment, we compete with ACDelco, Delphi Automotive PLC, Denso Corporation, Motorcraft, Sanden International, Inc., Continental AG, and several privately-owned companies.  In addition, automobile manufacturers supply many of the replacement parts we sell.

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

Historically, our operating results have fluctuated by quarter, with the greatest sales occurring in the second and third quarters of the year and with revenues generally being recognized at the time of shipment.  It is in these quarters that demand for our products is typically the highest, specifically in the Temperature Control Segment of our business. In addition to this seasonality, the demand for our Temperature Control products during the second and third quarters of the year may vary significantly with the summer weather and customer inventories. For example, a cool summer, as we experienced in both 2014 and 2013, may lessen the demand for our Temperature Control products, while a warm summer, as we experienced in 2015, may increase such demand.  As a result of this seasonality and variability in demand of our Temperature Control products, our working capital requirements peak near the end of the second quarter, as the inventory build-up of air conditioning products is converted to sales and payments on the receivables associated with such sales have yet to be received.  During this period, our working capital requirements are typically funded by borrowing from our revolving credit facility.

Index
We may incur material losses and significant costs as a result of warranty-related returns by our customers in excess of anticipated amounts.

Our products are required to meet rigorous standards imposed by our customers and our industry. Many of our products carry a warranty ranging from a 90-day limited warranty to a lifetime limited warranty, which generally covers defects in materials or workmanship, failure to meet industry published specifications and/or the result of installation error. In the event that there are material deficiencies or defects in the design and manufacture of our products and/or installation error, the affected products may be subject to warranty returns and/or product recalls. Although we maintain a comprehensive quality control program, we cannot give any assurance that our products will not suffer from defects or other deficiencies or that we will not experience material warranty returns or product recalls in the future.

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

Actuarial consultants with experience in assessing asbestos-related liabilities conducted a study to estimate our potential claim liability as of August 31, 2015.  The updated study has estimated an undiscounted liability for settlement payments, excluding legal costs and any potential recovery from insurance carriers, ranging from $33.3 million to $51.1 million for the period through 2058. The change from the prior year study was a $2.8 million decrease for the low end of the range and a $4.3 million decrease for the high end of the range.  The decrease in the estimated undiscounted liability from the prior year study at both the low end and high end of the range reflects our actual experience over the prior twelve months, our historical data and certain assumptions with respect to events that may occur in the future.  Based on the information contained in the actuarial study and all other available information considered by us, we have concluded that no amount within the range of settlement payments was more likely than any other and, therefore, in assessing our asbestos liability we compare the low end of the range to our recorded liability to determine if an adjustment is required.  Based upon the results of the August 31, 2015 actuarial study, a favorable adjustment to the asbestos liability was not recorded in our consolidated financial statements as the difference between our recorded liability and the liability in the actuarial report at the low end of the range was not material.  Future legal costs, which are expensed as incurred and reported in loss from discontinued operations in the accompanying statement of operations, are estimated, according to the updated study, to range from $40 million to $75.5 million for the period through 2058.

Index
At December 31, 2015, approximately 2,110 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through December 31, 2015, the amounts paid for settled claims are approximately $18.9 million.  A substantial increase in the number of new claims or increased settlement payments or awards of damages could have a material adverse effect on our business, financial condition and results of operations.

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

We continue to implement a number of cost savings programs including closing our Grapevine, Texas facility and moving some US production to other facilities, both domestically and to our low cost facilities in Mexico and Poland.  We are also integrating and transferring acquired assets and businesses to company facilities.  Although we expect to realize cost savings as a result of these initiatives, we may not be able to achieve the level of benefits that we expect to realize or we may not be able to realize these benefits within the time frames we currently expect.  Our ability to achieve any anticipated cost savings could be affected by a number of factors such as changes in the amount, timing and character of charges related to such initiatives and failure to complete or a substantial delay in completing such initiatives.  Failure to achieve the benefits of our cost saving initiatives could have a material adverse effect on us.  Our cost savings is also predicated upon maintaining our sales levels.

Risks Related to Liquidity

We are exposed to risks related to our receivables factoring arrangements.

We have entered into factoring arrangements with financial institutions to sell certain of our customers’ trade accounts receivable without recourse.  If we do not enter into these factoring arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures in collecting trade accounts receivables.  In addition, if any of the financial institutions with which we have factoring arrangements experience financial difficulties or otherwise terminate our factoring arrangements, we may experience material and adverse economic losses due to the loss of such factoring arrangements and the impact of such loss on our liquidity, which could have a material and adverse effect upon our financial condition, results of operations and cash flows. The utility of our factoring arrangements also depends upon LIBOR, as it is a component of the discount rate applicable to each arrangement. If LIBOR increases such that the cost of factoring becomes more than the cost of servicing our receivables with existing debt, we may not be able to rely on such factoring arrangements, which could have a material and adverse effect upon our financial condition, results of operations and cash flows.

Index
Increasing our indebtedness could negatively affect our financial health.

We have an existing revolving bank credit facility of $250 million with JPMorgan Chase Bank, N.A., as agent, and a syndicate of lenders, which we refer to throughout this Report as our revolving credit facility.  As of December 31, 2015, our total outstanding indebtedness was $47.5 million, of which amount $47.4 million of outstanding indebtedness and approximately $128.5 million of availability was attributable to this revolving credit facility.  Any significant increase in our indebtedness could increase our vulnerability to general adverse economic and industry conditions and limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

In addition, we have granted the lenders under our revolving credit facility a first priority security interest in substantially all of our currently owned and future acquired personal property and other assets. We have also pledged shares of stock in our subsidiaries to those lenders.  If we default on any of our indebtedness, or if we are unable to obtain necessary liquidity, our business could be adversely affected.

We may not be able to generate the significant amount of cash needed to service our indebtedness and fund our future operations.

Our ability either to make payments on or to refinance our indebtedness, or to fund planned capital expenditures and research and development efforts, will depend on our ability to generate cash in the future. Our ability to generate cash is in part subject to:

•	general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control;
•	the ability of our customers to pay timely the amounts we have billed; and
•	our ability to factor receivables under customer draft programs.

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

The nature of our operations exposes us to the risk of claims with respect to such matters, and we can give no assurance that violations of such laws have not occurred or will not occur or that material costs or liabilities will not be incurred in connection with such claims.  We are currently monitoring our environmental remediation efforts at one of our facilities and our reserve balance related to the environmental clean-up at this facility is $0.6 million at December 31, 2015.  The environmental testing and any remediation costs at such facility may be covered by several insurance policies, although we can give no assurance that our insurance will cover any environmental remediation claims.  We also maintain insurance to cover our existing U.S. and Canadian facilities. We can give no assurance that the future cost of compliance with existing environmental laws and the liability for known environmental claims pursuant to such environmental laws will not give rise to additional significant expenditures or liabilities that would be material to us. In addition, future events, such as new information, changes in existing environmental laws or their interpretation, and more vigorous enforcement policies of federal, state or local regulatory agencies, may have a material adverse effect on our business, financial condition and results of operations.

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

In addition, the size of the automobile replacement parts market depends, in part, upon the growth in number of vehicles on the road, increase in average vehicle age, change in total miles driven per year, new or modified environmental and vehicle safety regulations, including fuel-efficiency and emissions reduction standards, increase in pricing of new cars and new car quality and related warranties. The automobile replacement parts market has been negatively impacted by the fact that the quality of more recent automotive vehicles and their component parts (and related warranties) has improved, thereby lengthening the repair cycle. Generally, if parts last longer, there will be less demand for our products and the average useful life of automobile parts has been steadily increasing in recent years due to innovations in products and technology. In addition, the introduction by original equipment manufacturers of increased warranty and maintenance initiatives has the potential to decrease the demand for our products. When proper maintenance and repair procedures are followed, newer AC systems in particular are less prone to leak resulting in fewer AC system repairs. These factors could have a material adverse effect on our business, financial condition and results of operations.

Index
ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We maintain our executive offices in Long Island City, New York. The table below describes our principal facilities as of December 31, 2015.

Location	State or Country	Principal Business Activity	Approx. Square Feet	Owned or Expiration Date of Lease

		Engine Management

Orlando	FL	Manufacturing	50,600	2017
Ft. Lauderdale	FL	Distribution	23,300	Owned
Ft. Lauderdale	FL	Distribution	30,000	Owned
Mishawaka	IN	Manufacturing	153,100	Owned
Edwardsville	KS	Distribution	363,500	Owned
Independence	KS	Manufacturing	337,400	Owned
Long Island City	NY	Administration	74,800	2018
Greenville	SC	Manufacturing	184,500	Owned
Disputanta	VA	Distribution	411,000	Owned
Reynosa	Mexico	Manufacturing	100,000	2018
Reynosa	Mexico	Manufacturing	153,000	2018
Bialystok	Poland	Manufacturing	89,700	2022

		Temperature Control

Lewisville	TX	Administration and Distribution	415,000	2024
Grapevine	TX	Manufacturing	180,000	Owned
St. Thomas	Canada	Manufacturing	40,000	Owned
Reynosa	Mexico	Manufacturing	82,000	2019
Reynosa	Mexico	Warehousing	55,000	2017

		Other

Mississauga	Canada	Administration and Distribution	128,400	2018
Irving	TX	Training Center	13,400	2021

Index
ITEM 3.	LEGAL PROCEEDINGS

The information required by this Item is incorporated herein by reference to the information set forth in Item 8, “Financial Statements and Supplementary Data” of this Report under the captions “Asbestos,” “Litigation Charge” and “Other Litigation” appearing in Note 19, “Commitments and Contingencies” of the notes to our consolidated financial statements.

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

Our common stock trades publicly on the New York Stock Exchange (“NYSE”) under the trading symbol “SMP.” The following table shows the high and low sales prices per share of our common stock as reported by the NYSE and the dividends declared per share for the periods indicated:

	High	Low	Dividend

Fiscal Year ended December 31, 2015:
First Quarter	$43.72	$35.07	$0.15
Second Quarter	42.96	34.75	0.15
Third Quarter	37.06	30.30	0.15
Fourth Quarter	45.72	34.29	0.15

Fiscal Year ended December 31, 2014:
First Quarter	$37.02	$30.28	$0.13
Second Quarter	44.85	35.50	0.13
Third Quarter	45.80	34.17	0.13
Fourth Quarter	40.25	32.62	0.13

The last reported sale price of our common stock on the NYSE on February 24, 2016 was $36.09 per share.  As of February 24, 2016, there were 486 holders of record of our common stock.

Dividends are declared and paid on the common stock at the discretion of our Board of Directors (the “Board”) and depend on our profitability, financial condition, capital needs, future prospects, and other factors deemed relevant by our Board. Our current practice is to pay dividends on a quarterly basis.  In January 2016, our Board voted to increase our quarterly dividend to a rate of $0.17 per share.  Our revolving credit facility permits dividends and distributions by us provided specific conditions are met.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a further discussion of our revolving credit facility.

There have been no unregistered offerings of our common stock during the fourth quarter of 2015.

Index
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

For a discussion of our stock repurchases, see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table provides information relating to the Company’s purchases of its common stock for the fourth quarter of 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (2)

October 1-31, 2015	70,242	$35.37	70,242	$1,996,614
November 1-30, 2015	—	—	—	1,996,614
December 1-31, 2015	41,747	38.79	41,747	377,398
Total	111,989	$36.64	111,989	$377,398

(1)	All shares were purchased through the publicly announced stock repurchase programs in open market transactions.

(2)	In February 2015, our Board of Directors authorized the purchase of up to $10 million of our common stock under a stock repurchase program. In July 2015, our Board of Directors authorized the purchase of up to an additional $10 million of our common stock under another stock repurchase program. Stock will be purchased from time to time, in the open market or through private transactions, as market conditions warrant. Under these programs, during the three months and twelve months ended December 31, 2015, we repurchased 111,989 shares and 551,791 shares of our common stock, respectively, at a total cost of $4.1 million and $19.6 million, respectively. As of December 31, 2015, there was approximately $0.4 million available for future stock repurchases under the programs. In January 2016, we repurchased an additional 10,135 shares of our common stock under the programs at a total cost of $0.4 million, thereby completing the 2015 Board of Directors authorizations.

Index
The following graph compares the five year cumulative total return on the Company’s Common Stock to the total returns on the Standard & Poor’s 500 Stock Index and the S&P 1500 Auto Parts & Equipment Index, which is a combination of automotive parts and equipment companies within the S&P 400, the S&P 500 and the S&P 600.  The graph shows the change in value of a $100 investment in the Company’s Common Stock and each of the above indices on December 31, 2010 and the reinvestment of all dividends. The comparisons in this table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Company’s Common Stock or the referenced indices.

	SMP	S&P 500	S&P 1500 Auto Parts & Equipment Index
2010	100	100	100
2011	149	102	87
2012	169	118	87
2013	284	157	144
2014	298	178	149
2015	302	181	140

* Source: S&P Capital IQ

Index
ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the five years ended December 31, 2015.  This selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes thereto included elsewhere in this Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012	2011
		(Dollars in thousands)
Statement of Operations Data:

Net sales	$971,975	$980,392	$983,704	$948,916	$874,625
Gross profit	280,988	289,630	290,454	259,669	229,147
Litigation charge (1)	—	10,650	—	—	—
Operating income	75,860	85,338	86,863	71,431	64,899
Earnings from continuing operations	48,120	52,899	53,043	42,969	64,327
Loss from discontinued operations, net of tax	(2,102)	(9,870)	(1,593)	(1,616)	(1,926)
Net earnings (2) (3)	46,018	43,029	51,450	41,353	62,401

Per Share Data:

Earnings from continuing operations:
Basic	$2.11	$2.31	$2.31	$1.88	$2.82
Diluted	2.08	2.28	2.28	1.86	2.78
Earnings per common share:
Basic	2.02	1.88	2.24	1.81	2.74
Diluted	1.99	1.85	2.21	1.79	2.70
Cash dividends per common share	0.60	0.52	0.44	0.36	0.28

Other Data:

Depreciation and amortization	$17,637	$17,295	$17,595	$16,466	$14,145
Capital expenditures	18,047	13,904	11,410	11,811	11,037
Dividends	13,697	11,905	10,107	8,215	6,381

Cash Flows Provided By (Used In):

Operating activities	$65,171	$46,987	$57,616	$93,560	$75,307
Investing activities	(18,011)	(51,200)	(24,762)	(49,912)	(75,890)
Financing activities	(41,155)	15,316	(39,295)	(42,787)	566

Balance Sheet Data (at period end):

Cash and cash equivalents	$18,800	$13,728	$5,559	$13,074	$10,871
Working capital	235,824	215,204	225,761	196,381	172,106
Total assets	681,064	673,551	615,523	576,594	550,722
Total debt	47,505	56,816	21,481	40,648	73,299
Long‑term debt (excluding current portion)	62	83	16	75	190
Stockholders’ equity	391,979	374,153	349,432	307,587	271,953

Index
Notes to Selected Financial Data

(1)	During 2014, we recorded a $10.6 million litigation charge in connection with a settlement agreement in a legal proceeding with a third party. The settlement amount was funded from cash on hand and available credit under our revolving credit facility.

(2)	We recorded an after tax charge of $2.1 million, $9.9 million, $1.6 million, $1.6 million, and $1.9 million as loss from discontinued operations to account for legal expenses and potential costs associated with our asbestos‑related liability for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively. Such costs were also separately disclosed in the operating activity section of the consolidated statements of cash flows for those same years.

(3)	In December 2011, we realized a non-recurring non-cash benefit of $21.5 million in our provision for income taxes related to a reduction of a significant portion of our deferred tax valuation allowance on net U.S. deferred tax assets.

Index
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto. This discussion summarizes the significant factors affecting our results of operations and the financial condition of our business during each of the fiscal years in the three-year period ended December 31, 2015.

Overview

We are a leading independent manufacturer and distributor of replacement parts for motor vehicles in the automotive aftermarket industry, with a complementary focus on heavy duty, industrial equipment and the original equipment service market.  We are organized into two major operating segments, each of which focuses on specific lines of replacement parts.  Our Engine Management Segment manufactures and remanufactures ignition and emission parts, ignition wires, battery cables, fuel system parts and sensors for vehicle systems.  Our Temperature Control Segment manufactures and remanufactures air conditioning compressors, air conditioning and heating parts, engine cooling system parts, power window accessories, and windshield washer system parts.

We sell our products primarily to warehouse distributors, large retail chains, original equipment manufacturers and original equipment service part operations in the United States, Canada, Latin America, and Europe.  Our customers consist of many of the leading warehouse distributors and auto parts retail chains, such as NAPA Auto Parts (National Automotive Parts Association, Inc.), Advance Auto Parts, Inc./CARQUEST Auto Parts, AutoZone, Inc., O’Reilly Automotive, Inc., Canadian Tire Corporation Limited and The Pep Boys Manny, Moe & Jack, as well as national program distribution groups, such as Auto Value and All Pro/Bumper to Bumper (Aftermarket Auto Parts Alliance, Inc.), Automotive Distribution Network LLC, The National Pronto Association (“Pronto”), Federated Auto Parts Distributors, Inc. (“Federated”), Pronto and Federated’s newly formed organization, the Automotive Parts Services Group or The Group, and specialty market distributors. We distribute parts under our own brand names, such as Standard®, Blue Streak®, BWD®, Select®, Intermotor®, GP Sorensen®, TechSmart®, Tech Expert®, OEM®, LockSmart®, Four Seasons®, Factory Air®, EVERCO®, ACi®, Imperial®, COMPRESSORWORKS®, TORQFLO® and Hayden® and through co-labels and private labels, such as CARQUEST® BWD®, CARQUEST® Intermotor®, Duralast®, Duralast Gold®, Import Direct®, Master Pro®, Murray®, NAPA®, NAPA® Echlin®, NAPA Proformer™ Mileage Plus®, NAPA Temp Products™, Cold Power®, DriveworksTM, ToughOneTM and NAPA® Belden®.

Business Strategy

Our goal is to grow revenues and earnings and deliver returns in excess of our cost of capital by providing high quality original equipment and replacement products to the engine management and temperature control markets. The key elements of our strategy are as follows:

•	Maintain Our Strong Competitive Position in the Engine Management and Temperature Control Businesses. We are one of the leading independent manufacturers and distributors serving North America and other geographic areas in our core businesses of Engine Management and Temperature Control. We believe that our success is attributable to our emphasis on product quality, the breadth and depth of our product lines for both domestic and import vehicles, and our reputation for outstanding value-added services.

To maintain our strong competitive position in our markets, we remain committed to the following:

•	providing our customers with broad lines of high quality engine management and temperature control products, supported by the highest level of value-added services;
•	continuing to maximize our production, supply chain and distribution efficiencies;

Index
•	continuing to improve our cost position through increased global sourcing and increased manufacturing in low cost regions; and
•	focusing on our engineering development efforts including a focus on bringing more product manufacturing in house.

•	Provide Superior Value-Added Services, Product Availability and Technical Support. Our goal is to increase sales to existing and new customers by leveraging our skills in rapidly filling orders, maintaining high levels of product availability, providing insightful customer category management, and providing technical support in a cost‑effective manner. In addition, our category management and technically skilled sales force professionals provide product selection, assortment and application support to our customers.

•	Expand Our Product Lines. We intend to increase our sales by continuing to develop internally, or through potential acquisitions, the range of Engine Management and Temperature Control products that we offer to our customers. We are committed to investing the resources necessary to maintain and expand our technical capability to manufacture multiple product lines that incorporate the latest technologies.

•	Broaden Our Customer Base. Our goal is to increase our customer base by (a) continuing to leverage our manufacturing capabilities to secure additional original equipment business globally with automotive, industrial, marine, military and heavy duty vehicle and equipment manufacturers and their service part operations as well as our existing customer base including traditional warehouse distributors, large retailers, other manufacturers and export customers, and (b) supporting the service part operations of vehicle and equipment manufacturers with value added services and product support for the life of the part.

•	Improve Operating Efficiency and Cost Position. Our management places significant emphasis on improving our financial performance by achieving operating efficiencies and improving asset utilization, while maintaining product quality and high customer order fill rates. We intend to continue to improve our operating efficiency and cost position by:

•	increasing cost‑effective vertical integration in key product lines through internal development;
•	focusing on integrated supply chain management, customer collaboration and vendor managed inventory initiatives;
•	evaluating additional opportunities to relocate manufacturing to our low-cost plants located outside of the U.S.;
•	maintaining and improving our cost effectiveness and competitive responsiveness to better serve our customer base, including sourcing certain materials and products from low cost regions such as those in Asia without compromising product quality;
•	enhancing company‑wide programs geared toward manufacturing and distribution efficiency; and
•	focusing on company‑wide overhead and operating expense cost reduction programs.

•	Cash Utilization. We intend to apply any excess cash flow from operations and the management of working capital primarily to reduce our outstanding indebtedness, pay dividends to our shareholders, repurchase shares of our common stock, expand our product lines and grow revenues through potential acquisitions.

The Automotive Aftermarket

The automotive aftermarket industry is comprised of a large number of diverse manufacturers varying in product specialization and size. In addition to manufacturing, aftermarket companies allocate resources towards an efficient distribution process and product engineering in order to maintain the flexibility and responsiveness on which their customers depend. Aftermarket manufacturers must be efficient producers of small lot sizes and do not have to provide systems engineering support. Aftermarket manufacturers also must distribute, with rapid turnaround times, products for a full range of domestic and import vehicles on the road. The primary customers of the automotive aftermarket manufacturers are national and regional warehouse distributors, large retail chains, automotive repair chains and the dealer service networks of original equipment manufacturers (“OEMs”).

Index
The automotive aftermarket industry differs substantially from the OEM supply business. Unlike the OEM supply business that primarily follows trends in new car production, the automotive aftermarket industry’s performance primarily tends to follow different trends, such as:

•	growth in number of vehicles on the road;
•	increase in average vehicle age;
•	change in total miles driven per year;
•	new or modified environmental and vehicle safety regulations, including fuel-efficiency and emissions reduction standards;
•	increase in pricing of new cars;
•	economic and financial market conditions;
•	new car quality and related warranties;
•	changes in automotive technologies;
•	change in vehicle scrap rates; and
•	change in average fuel prices.

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

Seasonality.  Historically, our operating results have fluctuated by quarter, with the greatest sales occurring in the second and third quarters of the year and revenues generally being recognized at the time of shipment. It is in these quarters that demand for our products is typically the highest, specifically in the Temperature Control Segment of our business.  In addition to this seasonality, the demand for our Temperature Control products during the second and third quarters of the year may vary significantly with the summer weather and customer inventories.  For example, a cool summer, as we experienced in both 2014 and 2013, may lessen the demand for our Temperature Control products, while a warm summer, as we experienced in 2015, may increase such demand.  As a result of this seasonality and variability in demand of our Temperature Control products, our working capital requirements typically peak near the end of the second quarter, as the inventory build‑up of air conditioning products is converted to sales and payments on the receivables associated with such sales have yet to be received. During this period, our working capital requirements are typically funded by borrowing from our revolving credit facility.

Inventory Management. We face inventory management issues as a result of warranty and overstock returns. Many of our products carry a warranty ranging from a 90-day limited warranty to a lifetime limited warranty, which generally covers defects in materials or workmanship and failure to meet industry published specifications and/or the result of installation error. In addition to warranty returns, we also permit our customers to return new, undamaged products to us within customer-specific limits (which are generally limited to a specified percentage of their annual purchases from us) in the event that they have overstocked their inventories. We accrue for overstock returns as a percentage of sales, after giving consideration to recent returns history.

In order to better control warranty and overstock return levels, we have in place procedures for authorized warranty returns, including for warranty returns which result from installation error, placed restrictions on the amounts customers can return and instituted a program to better estimate potential future product returns.  In addition, with respect to our air conditioning compressors, which are our most significant customer product warranty returns, we established procedures whereby a warranty will be voided if a customer does not provide acceptable proof that complete air conditioning system repair was performed.

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

Comparison of Fiscal Years 2015 and 2014

Sales.  Consolidated net sales for 2015 were $972 million, a decrease of $8.4 million compared to $980.4 million in the same period of 2014.  Consolidated net sales at our Engine Management Segment decreased year-over-year, which more than offset the increase in sales at our Temperature Control Segment.  Had the same Canadian Dollar and Polish Zloty exchange rates applied in 2014 been used in 2015, net sales for 2015 would have been $8.2 million higher, or $980.2 million.

The following table summarizes net sales and gross margins by segment for the years ended December 31, 2015 and 2014, respectively (in thousands):

Year Ended December 31,	Engine Management	Temperature Control	Other	Total
2015
Net sales	$698,021	$264,478	$9,476	$971,975
Gross margins	212,021	57,977	10,990	280,988
Gross margin percentage	30.4%	21.9%	—%	28.9%

2014
Net sales	$709,263	$259,065	$12,064	$980,392
Gross margins	220,145	55,838	13,647	289,630
Gross margin percentage	31%	21.6%	—%	29.5%

Engine Management’s net sales decreased $11.2 million, or 1.6%, to $698 million for 2015.  Net sales in 2015 were negatively impacted by customer ordering patterns and diesel injector returns for quality inspection.  Also contributing to the reduction in net sales was the negative impact of foreign currency exchange rates.  Had the same Polish Zloty exchange rate applied in 2014 been used in 2015, net sales for 2015 would have been $1.5 million higher, or $699.5 million.

Temperature Control’s net sales increased $5.4 million, or 2.1%, to $264.5 million for 2015.  Included in the 2015 net sales are incremental sales of $4.7 million from our asset acquisition of Annex Manufacturing, acquired in April 2014.  Excluding the incremental sales from the acquisition, Temperature Control’s net sales increased $0.7 million compared to 2014.  The year-over-year increase in net sales at Temperature Control resulted from the impact of warmer summer conditions in 2015 as compared to the same period in 2014.  Offsetting the increase in net sales at Temperature Control was the negative impact of foreign currency exchange rates.  Had the same Canadian exchange rate applied in 2014 been used in 2015, net sales for 2015 would have been $1.1 million higher, or $265.6 million.  Demand for our Temperature Control products may vary significantly with summer weather conditions and customer inventories.

Index
Gross Margins.  Gross margins, as a percentage of consolidated net sales, decreased to 28.9% in 2015 compared to 29.5% in 2014.  Gross margins at Engine Management decreased 0.6 percentage points from 31% to 30.4% while gross margins at Temperature Control increased 0.3 percentage points from 21.6% to 21.9%.  The gross margin percentage decline in Engine Management compared to the prior year was primarily the result of costs incurred to improve our diesel manufacturing production processes and quality controls.  The gross margin percentage increase in Temperature Control compared to the prior year reflects the impact of higher production volumes to meet the increase in customer demand due to warmer year-over-year summer weather conditions.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) increased to $206.3 million, or 21.2% of consolidated net sales in 2015, as compared to $193.5 million or 19.7% of consolidated net sales in 2014.  The $12.8 million increase in SG&A expenses as compared to 2014 reflects the impact of the net $3.5 million charge recorded in 2015 to reduce our outstanding accounts receivable balance from one of our customers that filed for bankruptcy in January 2016 to our estimated recovery amount, in addition to higher selling, marketing and distribution expenses, higher expenses related to the sale of receivables, and higher employee compensation and benefit costs including the reduction of postretirement prior service cost benefit amortization.

Litigation Charge.  During 2014, we recorded a $10.6 million litigation charge in connection with a settlement agreement in a legal proceeding with a third party.  The settlement amount was paid in September 2014 and was funded from cash on hand and available credit under our revolving credit facility.  For additional information, see Note 19 of the notes to our financial statements.

Restructuring and Integration (Income) Expenses.  Restructuring and integration income was $0.1 million in 2015 compared to restructuring and integration expenses of $1.2 million in 2014.  Components of our restructuring and integration accruals, by segment, were as follows (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2014	$1,289	$180	$207	$1,676
Restructuring and integration costs:
Amounts provided for during 2015	(131)	17	(20)	(134)
Cash payments	(373)	(197)	(111)	(681)
Exit activity liability at December 31, 2015	$785	$—	$76	$861

Other Income, Net.  Other income, net was $1 million in 2015 compared to $1.1 million for the year ended December 31, 2014.  During 2015 and 2014, we recognized $1 million of deferred gain related to the sale-leaseback of our Long Island City, New York facility.

Operating Income.  Operating income was $75.9 million in 2015, compared to $85.3 million in 2014.  Included in operating income in 2014 was a $10.6 million charge in connection with a settlement agreement in a legal proceeding with a third party.  Excluding the $10.6 million charge in 2014, operating income in 2014 was $95.9 million.  The year-over year decline in operating income is the result of lower net sales, lower gross margins as a percentage of consolidated net sales and higher SG&A expenses.

Other Non-Operating Income (Expense), Net.  Other non-operating expense, net was $0.2 million in 2015, compared to other non-operating expense, net of $2 million in 2014.  During 2015, we recognized foreign currency losses of $0.7 million, and upon entering into a new revolving credit agreement wrote-off $0.8 million of unamortized deferred financing costs associated with the prior revolving credit agreement.  Offsetting these other non-operating expenses in 2015 were $1 million of equity income from our joint ventures, and interest, dividend income and other income of $0.2 million.  Other non-operating expense, net during 2014 consisted of foreign currency losses of $1.6 million and equity losses from our joint ventures of $0.8 million, which were offset by interest and dividend income of $0.3 million.

Index
Interest Expense. Interest expense was essentially flat year-over year.  Interest expense was $1.5 million in 2015 compared to $1.6 million in 2014.  The lower average outstanding borrowings in 2015, when compared to 2014, were offset by slightly higher interest rates.

Income Tax Provision.  The income tax provision for 2015 was $26 million at an effective tax rate of 35.1%, compared to $28.9 million at an effective tax rate of 35.3% in 2014.  The effective tax rate was essentially flat year-over-year.

Loss from Discontinued Operations, Net of Income Tax Benefit.  Loss from discontinued operations, net of income tax, reflects information contained in the most recent actuarial studies performed as of August 31, 2015 and 2014, and other information available and considered by us, and legal expenses incurred associated with our asbestos-related liability.  During 2015 and 2014, we recorded a loss of $2.1 million and $9.9 million, net of tax, from discontinued operations, respectively.  The loss from discontinued operations in 2014 includes a $12.8 million pre-tax provision reflecting the impact of the results of the August 2014 actuarial study.  In 2015, the difference between the low end of the range in the August 2015 actuarial study and our recorded liability indicated a favorable pre-tax adjustment that was not material and, as such, was not recorded.  As discussed more fully in Note 19 of the notes to our financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Comparison of Fiscal Years 2014 and 2013

Sales.  Consolidated net sales for 2014 were $980.4 million, a decrease of $3.3 million compared to $983.7 million in the same period of 2013.  Consolidated net sales decreased in both our Engine Management and Temperature Control Segments as compared to 2013.

The following table summarizes net sales and gross margins by segment for the years ended December 31, 2014 and 2013, respectively (in thousands):

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

Index
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

Index
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

Restructuring and Integration (Income) Expenses

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of and for the years ended December 31, 2015 and 2014, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2013	$2,800	$942	$3,742
Restructuring and integration costs:
Amounts provided for during 2014	639	558	1,197
Non-cash usage, including asset write-downs	—	(17)	(17)
Cash payments	(2,492)	(754)	(3,246)
Exit activity liability at December 31, 2014	$947	$729	$1,676
Restructuring and integration costs:
Amounts provided for during 2015	(212)	78	(134)
Cash payments	(465)	(216)	(681)
Exit activity liability at December 31, 2015	$270	$591	$861

Liabilities associated with the remaining restructuring and integration costs as of December 31, 2015 relate primarily to employee severance and other retiree benefit enhancements to be paid through 2019 and environmental clean-up costs at our Long Island City, New York location in connection with the closure of our manufacturing operations at the site.

Liquidity and Capital Resources

Operating Activities.  During 2015, cash provided by operations was $65.2 million, compared to $47 million in 2014.  Included in cash provided by operations during 2014 was a nonrecurring $10.6 million cash payment in connection with a settlement agreement in a legal proceeding with a third party.  During 2015, cash provided by operations was favorably impacted by (1) net earnings of $46 million compared to net earnings of $43 million in 2014; (2) the increase in accounts payable of $1.9 million compared to the year-over-year decrease in accounts payable of $4.3 million in 2014; and (3) the increase in sundry payables and accrued expenses of $1.9 million compared to the year-over-year decrease in sundry payables and accrued expenses of $7.7 million in 2014.  Partially offsetting the favorable result in operating cash flow was (1) the increase in accounts receivable of $2 million compared to the year-over-year decrease in accounts receivable of $1.8 million in 2014; and (2) the increase in inventory of $12.5 million compared to the year-over-year increase in inventory of $6.7 million in 2014.  We continue to actively manage our working capital to maximize our operating cash flow.

Index
During 2014, cash provided by operations was $47 million, compared to $57.6 million in 2013.  Included in cash provided by operations during 2014 was a nonrecurring $10.6 million cash payment in connection with a settlement agreement in a legal proceeding with a third party.  During 2014, cash provided by operations was unfavorably impacted by (1) net earnings of $43 million compared to net earnings of $51.5 million in 2013; (2) the increase in inventory of $6.7 million compared to the year-over-year increase in inventory of $6.1 million in 2013; (3) the decrease in accounts payable of $4.3 million compared to the year-over-year increase in accounts payable of $12.5 million in 2013; and (4) the decrease in sundry payables and accrued expenses of $7.7 million compared to the year-over-year increase in sundry payables and accrued expenses of $8.7 million in 2013.  Partially offsetting the unfavorable result in operating cash flow was the decrease in accounts receivable of $1.8 million in 2014 compared to the year-over-year increase in accounts receivable of $27.3 million in 2013.

Investing Activities.  Cash used in investing activities was $18 million in 2015, compared to $51.2 million in 2014 and $24.8 million in 2013.  Investing activities in 2015 consisted of capital expenditures of $18 million.

Cash used in investing activities was $51.2 million in 2014.  Investing activities in 2014 consisted of (1) our acquisition of certain assets of Pensacola Fuel Injection Inc., our primary vendor for rebuilt diesel fuel injectors and other related diesel products, for $12.2 million; (2) our acquisition of a 50% interest in the joint venture with Gwo Yng Enterprise Co., Ltd., a China based manufacturer of air conditioning accumulators, filter driers, hose assemblies, and switches for the automotive aftermarket and OEM/OES markets for $14 million; (3) our acquisition of certain assets of Annex Manufacturing of Fort Worth, Texas, a distributor of a variety of temperature control products for the automotive aftermarket, for $11.5 million; and (4) capital expenditures of $13.9 million.

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

Financing Activities.  Cash used in financing activities was $41.2 million in 2015, compared to cash provided by financing activities of $15.3 million in 2014, and cash used in financing activities of $39.3 million in 2013.  Cash provided by operating cash flow in 2015 was used to fund capital expenditures, pay dividends, repurchase company stock and reduce borrowings under our revolving credit facility.  During 2015, we reduced borrowings under our revolving credit facilities by $9.1 million and repurchased 551,791 shares of our common stock for $19.6 million.

Cash provided by financing activities was $15.3 million in 2014.  Borrowings under our revolving credit facility in 2014, along with the cash provided by operations, were used to pay dividends and to fund acquisitions, business investments, capital expenditures, and the repurchase of 284,284 shares of our common stock for $10 million.

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

Dividends of $13.7 million, $11.9 million and $10.1 million were paid in 2015, 2014 and 2013, respectively.  Quarterly dividends were paid at a rate of $0.15 per share in 2015, $0.13 per share in 2014 and $0.11 per share in 2013.  In January 2016, our Board of Directors voted to increase our quarterly dividend from $0.15 per share in 2015 to $0.17 per share in 2016.

Index
Liquidity

Our primary cash requirements include working capital, capital expenditures, regular quarterly dividends and principal and interest payments on indebtedness.  Our primary sources of funds are ongoing net cash flows from operating activities and availability under our secured revolving credit facility (as detailed below).

In October 2015, we entered into a Credit Agreement with JPMorgan Chase Bank, N.A., as agent, and a syndicate of lenders for a senior secured revolving credit facility with a line of credit of up to $250 million (with an additional $50 million accordion feature) and a maturity date in October 2020.  The new credit agreement replaces our prior credit facility with General Electric Capital Corporation, as agent, and the lenders therein.  Direct borrowings under the new credit agreement bear interest at LIBOR plus a margin ranging from 1.25% to 1.75% based on our borrowing availability, or floating at the alternate base rate plus a margin ranging from 0.25% to 0.75% based on our borrowing availability, at our option.  The credit agreement is guaranteed by certain of our subsidiaries and secured by certain of our assets.

Borrowings under the new credit agreement are secured by substantially all of our assets, including accounts receivable, inventory and certain fixed assets, and those of certain of our subsidiaries.  Availability under the credit agreement is based on a formula of eligible accounts receivable, eligible inventory, eligible equipment and eligible fixed assets.  After taking into account outstanding borrowings under the credit agreement, there was an additional $128.5 million available for us to borrow pursuant to the formula at December 31, 2015.  Outstanding borrowings under the credit agreements, which are classified as current liabilities, were $47.4 million and $56.6 million at December 31, 2015 and 2014, respectively.  Borrowings under the restated credit agreement have been classified as current liabilities based upon the accounting rules and certain provisions in the agreement.

At December 31, 2015, the weighted average interest rate on our credit agreement was 1.7%, which consisted of $44 million in direct borrowings at 1.6% and an alternative base rate loan of $3.4 million at 3.8%.  At December 31, 2014, the weighted average interest rate under our prior credit facility with General Electric Capital Corporation was 1.8%, which consisted of $53 million in direct borrowings at 1.7% and an index loan of $3.6 million at 3.8%.  During 2015, our average daily alternative base rate/index loan balance was $4.9 million and during 2014 our average daily index loan balance under our prior credit facility with General Electric Capital Corporation was $4.4 million.

At any time that our borrowing availability is less than the greater of either (a) $25 million, or 10% of the commitments if fixed assets are not included in the borrowing base, or (b) $31.25 million, or 12.5% of the commitments if fixed assets are included in the borrowing base, the terms of the credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain a fixed charge coverage ratio of 1:1 at the end of each fiscal quarter (rolling four quarters).  As of December 31, 2015, we were not subject to these covenants.  The credit agreement permits us to pay cash dividends of $20 million and make stock repurchases of $20 million in any fiscal year subject to a minimum availability of $25 million.  Provided specific conditions are met, the credit agreement also permits acquisitions, permissible debt financing, capital expenditures, and cash dividend payments and stock repurchases of greater than $20 million.

The new credit agreement also replaces our Canadian Credit Agreement with GE Canada Finance Holding Company.  The new agreement with JPMorgan Chase Bank, N.A. allows for a $10 million line of credit to Canada as part of the $250 million available for borrowing.

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

Index
Pursuant to these agreements, we sold $693.6 million and $690.3 million of receivables for the years ended December 31, 2015 and 2014, respectively.  A charge in the amount of $14.3 million, $13.1 million and $13.9 million related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013, respectively.  If we do not enter into these arrangements or if any of the financial institutions with which we enter into these arrangements were to experience financial difficulties or otherwise terminate these arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures to collect future trade accounts receivable.

In January 2016, one of our customers filed a petition for bankruptcy.  In connection with the bankruptcy filing, we evaluated our potential risk and exposure as related to our outstanding accounts receivable balance from the customer as of December 31, 2015, and estimated our anticipated recovery.  As a result of our evaluation, we recorded a net $3.5 million pre-tax charge during the year ended December 31, 2015 to reduce our accounts receivable balance to our estimated recovery.  The net $3.5 million pre-tax charge is included in selling, general and administrative expenses in our consolidated statement of operations.  We will continue to monitor the circumstances surrounding the bankruptcy in determining whether additional provisions may be necessary.

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

In February 2015, our Board of Directors authorized the purchase of up to $10 million of our common stock under a stock repurchase program.  In July 2015, our Board of Directors authorized the purchase of up to an additional $10 million of our common stock under another stock repurchase program.  Under these programs, during the year ended December 31, 2015, we repurchased 551,791 shares of our common stock at a total cost of $19.6 million.  As of December 31, 2015, there was approximately $0.4 million available for future stock repurchases under the programs.  In January 2016, we repurchased an additional 10,135 shares of our common stock under the programs at a total cost of $0.4 million, thereby completing the 2015 Board of Directors authorizations.

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

Index
The following table summarizes our contractual commitments as of December 31, 2015 and expiration dates of commitments through 2025(a):

(In thousands)	2016	2017	2018	2019	2020	2021- 2025	Total
Lease obligations	$7,393	$6,278	$4,421	$2,645	$2,303	$6,269	$29,309
Postretirement and pension benefits	2,568	63	59	54	50	181	2,975
Severance payments related to restructuring and integration	215	24	20	11	—	—	270
Total commitments	$10,176	$6,365	$4,500	$2,710	$2,353	$6,450	$32,554

(a)	Indebtedness under our revolving credit facilities of $47.4 million as of December 31, 2015 is not included in the table above as it is reported as a current liability in our consolidated balance sheets.

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

Sales Returns and Other Allowances and Allowance for Doubtful Accounts. We must make estimates of potential future product returns related to current period product revenue.  We analyze historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances.  Significant judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period.  At December 31, 2015, the allowance for sales returns was $38.8 million.

Similarly, we must make estimates of the uncollectability of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit‑worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  In January 2016, one of our customers filed a petition for bankruptcy.  In connection with the bankruptcy filing, we evaluated our potential risk and exposure as related to our outstanding accounts receivable balance from the customer as of December 31, 2015, and estimated our anticipated recovery.  As a result of our evaluation, we recorded a net $3.5 million pre-tax charge during the year ended December 31, 2015 to reduce our accounts receivable balance to our estimated recovery.  We will continue to monitor the circumstances surrounding the bankruptcy in determining whether additional provisions may be necessary.  At December 31, 2015, the allowance for doubtful accounts and for discounts was $4.2 million.

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

Index
The valuation allowance of $0.4 million as of December 31, 2015 is intended to provide for the uncertainty regarding the ultimate realization of our U.S. foreign tax credit carryovers and foreign net operating loss carryovers. The assessment of the adequacy of our valuation allowance is based on our estimates of taxable income in these jurisdictions and the period over which our deferred tax assets will be recoverable.  Based on these considerations, we believe it is more likely than not that we will realize the benefit of the net deferred tax asset of $51.4 million as of December 31, 2015, which is net of the remaining valuation allowance.

In the event that actual results differ from these estimates, or we adjust these estimates in future periods for current trends or expected changes in our estimating assumptions, we may need to modify the level of the valuation allowance which could materially impact our business, financial condition and results of operations.

In accordance with generally accepted accounting practices, we recognize in our financial statements only those tax positions that meet the more-likely-than-not-recognition threshold. We establish tax reserves for uncertain tax positions that do not meet this threshold.  As of December 31, 2015, we do not believe there is a need to establish a liability for uncertain tax positions.  Penalties associated with income tax matters are included in the provision for income taxes in our consolidated statement of operations.

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

Asbestos Litigation. We are responsible for certain future liabilities relating to alleged exposure to asbestos-containing products.  In accordance with our accounting policy, our most recent actuarial study as of August 31, 2015 estimated an undiscounted liability for settlement payments, excluding legal costs and any potential recovery from insurance carriers, ranging from $33.3 million to $51.1 million for the period through 2058.  Based on the information contained in the actuarial study and all other available information considered by us, we have concluded that no amount within the range of settlement payments was more likely than any other and, therefore, in assessing our asbestos liability we compare the low end of the range to our recorded liability to determine if an adjustment is required.  Based upon the results of the August 31, 2015 actuarial study, a favorable adjustment to the asbestos liability was not recorded in our consolidated financial statements as the difference between our recorded liability and the liability in the actuarial report at the low end of the range was not material.  In addition, according to the updated study, future legal costs, which are expensed as incurred and reported in loss from discontinued operations in the accompanying statement of operations, are estimated to range from $40 million to $75.5 million for the period through 2058. We will continue to perform an annual actuarial analysis during the third quarter of each year for the foreseeable future.  Based on this analysis and all other available information, we will continue to reassess the recorded liability and, if deemed necessary, record an adjustment to the reserve, which will be reflected as a loss or gain from discontinued operations.

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

Recently Issued Accounting Pronouncements

For a detailed discussion on recently issued accounting pronouncements and their impact on our consolidated financial statements, see Note 1, “Summary of Significant Accounting Policies” of the notes to our consolidated financial statements.

Index
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk, primarily related to foreign currency exchange and interest rates. These exposures are actively monitored by management. Our exposure to foreign exchange rate risk is due to certain costs, revenues and borrowings being denominated in currencies other than one of our subsidiary’s functional currency.  Similarly, we are exposed to market risk as the result of changes in interest rates, which may affect the cost of our financing. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures.  We do not hold or issue derivative financial instruments for trading or speculative purposes.  As of December 31, 2015, we did not have any derivative financial instruments.

Exchange Rate Risk

We have exchange rate exposure, primarily, with respect to the Canadian Dollar, the Euro, the British Pound, the Polish Zloty, the Mexican Peso, the Taiwan Dollar, the Chinese Yuan Renminbi and the Hong Kong Dollar.  As of December 31, 2015, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore, the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows.  This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the incremental effect of such a change on our foreign currency denominated revenues.

Interest Rate Risk

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements.

At December 31, 2015, we had approximately $47.5 million in loans and financing outstanding, of which approximately $0.1 million bear interest at fixed interest rates and approximately $47.4 million bear interest at variable rates of interest.  We invest our excess cash in highly liquid short‑term investments. Our percentage of variable rate debt to total debt was 99.8% and 99.5% at December 31, 2015 and 2014, respectively.  Depending upon the level of borrowings under our revolving credit facility and our excess cash, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate may have an approximate $0.7 million negative impact on our earnings or cash flows.

In addition, from time to time, we sell undivided interests in certain of our receivables to financial institutions.  We enter these agreements at our discretion when we determine that the cost of factoring is less than the cost of servicing our receivables with existing debt.  During the year ended December 31, 2015, we sold $693.6 million of receivables.  Depending upon the level of sales of receivables pursuant these agreements, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the margin rate may have an approximate $6.9 million negative impact on our earnings or cash flows.  The charge related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control - Integrated Framework.  Based on our assessment using those criteria, we concluded that, as of December 31, 2015, our internal control over financial reporting is effective.

Our independent registered public accounting firm, KPMG LLP, has audited our consolidated financial statements as of and for the year ended December 31, 2015 and has also audited the effectiveness of our internal control over financial reporting as of December 31, 2015.  KPMG’s report appears on the following pages of this “Item 8. Financial Statements and Supplementary Data.”

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—
INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of
Standard Motor Products, Inc. and Subsidiaries

We have audited Standard Motor Products, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Standard Motor Products, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Standard Motor Products, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 26, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
February 26, 2016

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—
CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders of
Standard Motor Products, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Standard Motor Products, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015.  In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement Schedule II, Valuation and Qualifying Accounts for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements and the accompanying consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Standard Motor Products, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule for each of the years in the three-year period ended December 31, 2015, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
February 26, 2016

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands, except share and per share data)
Net sales	$971,975	$980,392	$983,704
Cost of sales	690,987	690,762	693,250
Gross profit	280,988	289,630	290,454
Selling, general and administrative expenses	206,287	193,525	201,256
Litigation charge	—	10,650	—
Restructuring and integration (income) expenses	(134)	1,197	3,357
Other income, net	1,025	1,080	1,022
Operating income	75,860	85,338	86,863
Other non-operating income (expense), net	(220)	(1,969)	1
Interest expense	1,537	1,616	1,902
Earnings from continuing operations before taxes	74,103	81,753	84,962
Provision for income taxes	25,983	28,854	31,919
Earnings from continuing operations	48,120	52,899	53,043
Loss from discontinued operations, net of income tax benefit of $1,401, $6,580 and $1,062	(2,102)	(9,870)	(1,593)
Net earnings	$46,018	$43,029	$51,450
Net earnings per common share – Basic:
Earnings from continuing operations	$2.11	$2.31	$2.31
Discontinued operations	(0.09)	(0.43)	(0.07)
Net earnings per common share – Basic	$2.02	$1.88	$2.24
Net earnings per common share – Diluted:
Earnings from continuing operations	$2.08	$2.28	$2.28
Discontinued operations	(0.09)	(0.43)	(0.07)
Net earnings per common share – Diluted	$1.99	$1.85	$2.21
Dividends declared per share	$0.60	$0.52	$0.44
Average number of common shares	22,811,862	22,899,516	22,974,690
Average number of common shares and dilutive common shares	23,142,394	23,239,925	23,270,067

See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net earnings	$46,018	$43,029	$51,450
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(5,739)	(3,781)	(1,101)
Pension and postretirement plans:
Amortization of:
Prior service benefit	(112)	(3,017)	(4,317)
Unrecognized loss	2,261	2,435	3,123
Actuarial gains (losses)	462	(413)	(343)
Plan settlement	654	—	—
Foreign currency exchange rate changes	(23)	(34)	(32)
Income tax (expense) benefit related to pension and postretirement plans	(1,325)	372	577
Pension and postretirement plans, net of tax	1,917	(657)	(992)
Total other comprehensive income (loss), net of tax	(3,822)	(4,438)	(2,093)
Comprehensive income	$42,196	$38,591	$49,357

See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(Dollars in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,800	$13,728
Accounts receivable, less allowances for discounts and doubtful accounts of $4,246 and $6,369 in 2015 and 2014, respectively	123,853	126,524
Inventories	285,793	278,051
Deferred income taxes	40,626	36,534
Prepaid expenses and other current assets	10,668	11,196
Total current assets	479,740	466,033

Property, plant and equipment, net	68,882	64,611
Goodwill	54,881	54,975
Other intangibles, net	29,386	34,402
Deferred incomes taxes	10,737	14,941
Other assets	37,438	38,589
Total assets	$681,064	$673,551
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$47,427	$56,558
Current portion of long-term debt	16	175
Accounts payable	72,711	70,674
Sundry payables and accrued expenses	40,706	49,412
Accrued customer returns	38,812	30,621
Accrued rebates	27,196	26,076
Payroll and commissions	17,048	17,313
Total current liabilities	243,916	250,829

Long-term debt	62	83
Other accrued liabilities	12,922	15,024
Accrued asbestos liabilities	32,185	33,462
Total liabilities	289,085	299,398
Commitments and contingencies

Stockholders’ equity:
Common Stock - par value $2.00 per share:
Authorized 30,000,000 shares, issued 23,936,036 shares	47,872	47,872
Capital in excess of par value	93,247	91,411
Retained earnings	291,481	259,160
Accumulated other comprehensive income	(6,474)	(2,652)
Treasury stock - at cost (1,295,316 shares and 1,043,064 shares in 2015 and 2014, respectively)	(34,147)	(21,638)
Total stockholders’ equity	391,979	374,153
Total liabilities and stockholders’ equity	$681,064	$673,551

See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$46,018	$43,029	$51,450
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	17,637	17,295	17,595
Amortization of deferred financing cost	635	699	893
Increase (decrease) to allowance for doubtful accounts	3,371	(497)	641
Increase to inventory reserves	1,864	3,553	4,636
Amortization of deferred gain on sale of buildings	(1,048)	(1,048)	(1,048)
Equity (income) loss from joint ventures	(976)	822	285
Employee Stock Ownership Plan allocation	2,208	1,826	4,376
Stock-based compensation	5,379	4,843	3,668
Excess tax benefits related to exercise of employee stock grants	(1,254)	(1,269)	(1,264)
(Increase) decrease in deferred income taxes	(1,494)	(4,959)	(527)
Decrease in unrecognized tax benefit	—	(350)	—
Increase (decrease) in tax valuation allowance	87	(342)	(480)
Loss on discontinued operations, net of tax	2,102	9,870	1,593
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(1,996)	1,755	(27,278)
Increase in inventories	(12,503)	(6,712)	(6,094)
(Increase) decrease in prepaid expenses and other current assets	367	(959)	(4,048)
Increase (decrease) in accounts payable	1,882	(4,329)	12,497
Increase (decrease) in sundry payables and accrued expenses	1,874	(7,697)	8,673
Net changes in other assets and liabilities	1,018	(8,543)	(7,952)
Net cash provided by operating activities	65,171	46,987	57,616

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and investments in businesses	—	(37,726)	(12,760)
Capital expenditures	(18,047)	(13,904)	(11,410)
Other investing activities	36	430	(592)
Net cash used in investing activities	(18,011)	(51,200)	(24,762)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under line-of-credit agreements	(9,131)	35,152	(19,046)
Net borrowings (payments) of long-term debt and capital lease obligations	(170)	182	(120)
Purchase of treasury stock	(19,623)	(10,000)	(6,864)
Increase (decrease) in overdraft balances	851	522	(3,312)
Payments of debt issuance costs	(748)	—	(1,261)
Proceeds from exercise of employee stock options	109	96	151
Excess tax benefits related to the exercise of employee stock grants	1,254	1,269	1,264
Dividends paid	(13,697)	(11,905)	(10,107)
Net cash provided by (used in) financing activities	(41,155)	15,316	(39,295)
Effect of exchange rate changes on cash	(933)	(2,934)	(1,074)
Net increase (decrease) in cash and cash equivalents	5,072	8,169	(7,515)
CASH AND CASH EQUIVALENTS at beginning of year	13,728	5,559	13,074
CASH AND CASH EQUIVALENTS at end of year	$18,800	$13,728	$5,559

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$901	$882	$1,050
Income taxes	$27,513	$27,562	$33,489

See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2015, 2014 and 2013

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
(In thousands)
BALANCE AT DECEMBER 31, 2012	$47,872	$82,348	$186,693	$3,879	$(13,205)	$307,587
Net earnings	—	—	51,450	—	—	51,450
Other comprehensive loss, net of tax	—	—	—	(2,093)	—	(2,093)
Cash dividends paid ($0.44 per share)	—	—	(10,107)	—	—	(10,107)
Purchase of treasury stock	—	—	—	—	(6,864)	(6,864)
Stock-based compensation and related tax benefits	—	2,917	—	—	1,933	4,850
Stock options exercised and related tax benefits	—	84	—	—	149	233
Employee Stock Ownership Plan	—	2,214	—	—	2,162	4,376

BALANCE AT DECEMBER 31, 2013	47,872	87,563	228,036	1,786	(15,825)	349,432
Net earnings	—	—	43,029	—	—	43,029
Other comprehensive income (loss), net of tax	—	—	—	(4,438)	—	(4,438)
Cash dividends paid ($0.52 per share)	—	—	(11,905)	—	—	(11,905)
Purchase of treasury stock	—	—	—	—	(10,000)	(10,000)
Stock-based compensation and related tax benefits	—	3,005	—	—	3,065	6,070
Stock options exercised and related tax benefits	—	17	—	—	122	139
Employee Stock Ownership Plan	—	826	—	—	1,000	1,826

BALANCE AT DECEMBER 31, 2014	47,872	91,411	259,160	(2,652)	(21,638)	374,153
Net earnings	—	—	46,018	—	—	46,018
Other comprehensive income (loss), net of tax	—	—	—	(3,822)	—	(3,822)
Cash dividends paid ($0.60 per share)	—	—	(13,697)	—	—	(13,697)
Purchase of treasury stock	—	—	—	—	(19,623)	(19,623)
Stock-based compensation and related tax benefits	—	833	—	—	5,700	6,533
Stock options exercised and related tax benefits	—	2	—	—	207	209
Employee Stock Ownership Plan	—	1,001	—	—	1,207	2,208

BALANCE AT DECEMBER 31, 2015	$47,872	$93,247	$291,481	$(6,474)	$(34,147)	$391,979

See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Principles of Consolidation

Standard Motor Products, Inc. and subsidiaries (referred to hereinafter in these notes to the consolidated financial statements as “we,” “us,” “our” or the “Company”) is engaged in the manufacture and distribution of replacement parts for motor vehicles in the automotive aftermarket industry with a complementary focus on heavy duty, industrial equipment and the original equipment service market. The consolidated financial statements include our accounts and all domestic and international companies in which we have more than a 50% equity ownership. Our investments in unconsolidated affiliates are accounted for on the equity method, as we do not have a controlling financial interest. All significant inter-company items have been eliminated.

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

Reclassification

Certain prior period amounts in the accompanying consolidated financial statements and related notes have been reclassified to conform to the 2015 presentation.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts and Cash Discounts

We do not generally require collateral for our trade accounts receivable. Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. These allowances are established based on a combination of write-off history, aging analysis, and specific account evaluations. When a receivable balance is known to be uncollectible, it is written off against the allowance for doubtful accounts. In January 2016, one of our customers filed a petition for bankruptcy. In connection with the bankruptcy filing, we evaluated our potential risk and exposure as related to our outstanding accounts receivable balance from the customer as of December 31, 2015, and estimated our anticipated recovery. As a result of our evaluation, we recorded a net $3.5 million pre-tax charge during the year ended December 31, 2015 to reduce our accounts receivable balance to our estimated recovery. We will continue to monitor the circumstances surrounding the bankruptcy in determining whether additional provisions may be necessary. Cash discounts are provided based on an overall average experience rate applied to qualifying accounts receivable balances.

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

We also evaluate inventories on a regular basis to identify inventory on hand that may be obsolete or in excess of current and future projected market demand. For inventory deemed to be obsolete, we provide a reserve on the full value of the inventory. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates our estimate of future demand. Future projected demand requires management judgment and is based upon (a) our review of historical trends and (b) our estimate of projected customer specific buying patterns and trends in the industry and markets in which we do business. Using rolling twelve month historical information, we estimate future demand on a continuous basis. As such, the historical volatility of such estimates has been minimal. We maintain provisions for inventory reserves of $45 million and $45.2 million as of December 31, 2015 and 2014, respectively.

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

We maintain valuation allowances when it is more likely than not that all or a portion of a deferred asset will not be realized. The valuation allowance is intended in part to provide for the uncertainty regarding the ultimate utilization of our U.S. foreign tax credit carryovers and foreign net operating loss carryovers. In determining whether a valuation allowance is warranted, we consider all positive and negative evidence and all sources of taxable income such as prior earnings history, expected future earnings, carryback and carryforward periods and tax strategies to estimate if sufficient future taxable income will be generated to realize the deferred tax asset. The assessment of the adequacy of our valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or we adjust these estimates in future periods for current trends or expected changes in our estimating assumptions, we may need to modify the level of valuation allowance which could materially impact our business, financial condition and results of operations.

The valuation allowance of $0.4 million as of December 31, 2015 is intended to provide for the uncertainty regarding the ultimate realization of our U.S. foreign tax credit carryovers and foreign net operating loss carryovers. Based on these considerations, we believe it is more likely than not that we will realize the benefit of the net deferred tax asset of $51.4 million as of December 31, 2015, which is net of the remaining valuation allowance.

Tax benefits are recognized for an uncertain tax position when, in management's judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, the tax benefit is measured as the largest amount that is judged to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances and when new information becomes available. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for uncertain tax positions. As of December 31, 2015, we do not believe there is a need to establish a liability for uncertain tax positions.

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

	2015	2014	2013
	(In thousands)
Weighted average common shares outstanding – Basic	22,812	22,900	22,975
Plus incremental shares from assumed conversions:
Dilutive effect of restricted shares and performance shares	330	335	287
Dilutive effect of stock options	—	5	8
Weighted average common shares outstanding – Diluted	23,142	23,240	23,270

The average shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method.

	2015	2014	2013
	(In thousands)
Stock options	—	4	8
Restricted and performance shares	307	276	203

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

Product Warranty and Overstock Returns

Many of our products carry a warranty ranging from a 90-day limited warranty to a lifetime limited warranty, which generally covers defects in materials or workmanship and failure to meet industry published specifications and/or the result of installation error. In addition to warranty returns, we also permit our customers to return new, undamaged products to us within customer-specific limits (which are generally limited to a specified percentage of their annual purchases from us) in the event that they have overstocked their inventories. We accrue for product warranties and overstock returns as a percentage of sales at the time products are sold, based upon estimates established using historical information on the nature, frequency and average cost of claims. Revision to the accrual is made when necessary, based upon changes in these factors. We regularly study trends of such claims.

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

With respect to accounts receivable, such receivables are primarily from warehouse distributors and major retailers in the automotive aftermarket industry located in the U.S. We perform ongoing credit evaluations of our customers’ financial conditions. Our five largest individual customers, including members of a marketing group, accounted for approximately 68% of our consolidated net sales in 2015, 69% of our consolidated net sales in 2014 and 66% of our consolidated net sales in 2013. During 2015, O’Reilly Automotive, Inc., NAPA Auto Parts, Advance Auto Parts, Inc., and AutoZone, Inc. accounted for 19%, 19%, 17% and 11% of our consolidated net sales, respectively. Net sales from each of the customers were reported in both our Engine Management and Temperature Control Segments. The loss of one or more of these customers or, a significant reduction in purchases of our products from any one of them, could have a materially adverse impact on our business, financial condition and results of operations.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In January 2016, one of our customers filed a petition for bankruptcy. In connection with the bankruptcy filing, we evaluated our potential risk and exposure as related to our outstanding accounts receivable balance from the customer as of December 31, 2015, and estimated our anticipated recovery. As a result of our evaluation, we recorded a net $3.5 million pre-tax charge during the year ended December 31, 2015 to reduce our accounts receivable balance to our estimated recovery. The net $3.5 million pre-tax charge is included in selling, general and administrative expenses in our consolidated statement of operations. We will continue to monitor the circumstances surrounding the bankruptcy in determining whether additional provisions may be necessary.

Substantially all of the cash and cash equivalents, including foreign cash balances, at December 31, 2015 and 2014 were uninsured. Foreign cash balances at December 31, 2015 and 2014 were $16.2 million and $10.7 million, respectively.

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

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date (“ASU 2015-14”), which defers by one year the mandatory effective date of its revenue recognition standard, and provides entities the option to adopt the standard as of the original effective date. The new standard is now effective for annual reporting periods beginning after December 15, 2017, which for us is January 1, 2018, and interim periods within those annual periods. Early adoption is now permitted, but not before the original effective date, which for us is January 1, 2017. We are currently evaluating the impact, if any, this new standard will have on our consolidated financial statements, when we will adopt the new standard, and the method of adoption.

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

Income Statement - Extraordinary and Unusual Items

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items, (“ASU 2015-01”), which removes the concept of extraordinary items from U.S. GAAP. Under the existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is both unusual and occurs infrequently. This separate, net-of-tax presentation will no longer be allowed. The existing requirement to separately disclose events or transactions that are unusual or occur infrequently on a pre-tax basis within continuing operations in the income statement has been retained. Similarly, the new guidance requires that items that are both unusual and infrequent be presented separately within continuing operations in the income statement. The new standard is effective for periods beginning after December 15, 2015, which for us is January 1, 2016. Early adoption is permitted, but only as of the beginning of the fiscal year of adoption. Upon adoption, we will present transactions that are both unusual and infrequent, if any, on a pre-tax basis within continuing operations in the consolidated statement of operations.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Simplifying the Measurement of Inventory

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, (“ASU 2015-11”), which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value for entities that do not measure inventory using the last-in, first-out, or retail inventory method. This ASU applies to all other inventory, which includes inventory that is measured using first-in, first-out or average cost. In addition, ASU 2015-11 eliminates the requirement for these entities to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. The new standard is effective for periods beginning after December 15, 2016, which for us is January 1, 2017. The new standard should be applied prospectively. Early adoption is permitted. We do not anticipate that the adoption of ASU 2015-11 will have a material effect on our consolidated financial statements.

Simplifying the Accounting for Measurement-Period Adjustments

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, (“ASU 2015-16”), which eliminates the requirement to restate prior period financial statements for measurement period adjustments related to business acquisitions. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. In addition, ASU 2015-16 requires that companies present separately on the face of the income statement, or disclose in the notes, the portion of the adjustment recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment had been recognized as of the acquisition date. The new standard is effective for periods beginning after December 15, 2015, which for us is January 1, 2016. The new standard should be applied prospectively to measurement period adjustments that occur after the effective date. Early adoption is permitted. Upon adoption, we will prospectively apply the new standard to measurement period adjustments related to business acquisitions.

Balance Sheet Classification of Deferred Taxes

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, (“ASU 2015-17”), which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. The new guidance requires entities to offset all deferred tax assets and liabilities (and valuation allowances) for each tax-paying jurisdiction within each tax-paying component. The net deferred tax must be presented as a single noncurrent amount. The new standard is effective for periods beginning after December 15, 2016, which for us is January 1, 2017. The new standard provides entities the option of either a retrospective or prospective approach to adopt the guidance. Early adoption is permitted. We do not anticipate that the adoption of ASU 2015-17 will have a material effect on our consolidated financial statements.

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

Revenues included in our consolidated statements of operations for the Annex Manufacturing acquisition from the date of acquisition through December 31, 2014 were $8.5 million. Revenues from the Pensacola Fuel Injection, Inc. acquisition from the date of acquisition through December 31, 2014 were not material.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Restructuring and Integration (Income) Expenses

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of and for the years ended December 31, 2015 and 2014, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2013	$2,800	$942	$3,742
Restructuring and integration costs:
Amounts provided for during 2014	639	558	1,197
Non-cash usage, including asset write-downs	—	(17)	(17)
Cash payments	(2,492)	(754)	(3,246)
Exit activity liability at December 31, 2014	$947	$729	$1,676
Restructuring and integration costs:
Amounts provided for during 2015	(212)	78	(134)
Cash payments	(465)	(216)	(681)
Exit activity liability at December 31, 2015	$270	$591	$861

Liabilities associated with the remaining restructuring and integration costs as of December 31, 2015 relate primarily to employee severance and other retiree benefit enhancements to be paid through 2019 and environmental clean-up costs at our Long Island City, New York location in connection with the closure of our manufacturing operations at the site.

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

Pursuant to these agreements, we sold $693.6 million and $690.3 million of receivables for the years ended December 31, 2015 and 2014, respectively. A charge in the amount of $14.3 million, $13.1 million and $13.9 million related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013, respectively. If we do not enter into these arrangements or if any of the financial institutions with which we enter into these arrangements were to experience financial difficulties or otherwise terminate these arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures to collect future trade accounts receivable.

5.	Inventories

	December 31,
	2015	2014
	(In thousands)
Finished goods	$186,782	$185,655
Work-in-process	5,456	4,722
Raw materials	93,555	87,674
Total inventories	$285,793	$278,051

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Property, Plant and Equipment

	December 31,
	2015	2014
	(In thousands)
Land, buildings and improvements	$45,655	$45,050
Machinery and equipment	131,959	128,998
Tools, dies and auxiliary equipment	43,044	40,352
Furniture and fixtures	25,287	23,830
Leasehold improvements	7,761	7,436
Construction-in-progress	9,253	7,409
Total property, plant and equipment	262,959	253,075
Less accumulated depreciation	194,077	188,464
Total property, plant and equipment, net	$68,882	$64,611

Depreciation expense was $12.1 million in 2015, $11.8 million in 2014 and $12 million 2013.

7.	Goodwill and Other Intangible Assets

Goodwill

We assess the impairment of long‑lived and identifiable intangibles assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. With respect to goodwill, we test for impairment on an annual basis or in interim periods if an event occurs or circumstances change that may indicate the fair value of a reporting unit is below its carrying amount. We completed our annual impairment test of goodwill as of December 31, 2015.

When performing our evaluation of goodwill for impairment, if we conclude qualitatively that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is not required. If we are unable to reach this conclusion, then we would perform the two-step impairment test. We elected to bypass the qualitative assessment and have decided to perform the two-step impairment test for goodwill at both the Engine Management and Temperature Control reporting units at December 31, 2015. The first step of the impairment analysis consists of a comparison of the fair value of the reporting units with their respective carrying amounts, including goodwill. If the fair value of the reporting unit exceeds the carrying amount of the reporting unit, step two of the impairment analysis is not required. The fair values of the Engine Management and Temperature Control reporting units were determined based upon the Income Approach, which estimates the fair value based on future discounted cash flows, and the Market Approach, which estimates the fair value based on market prices of comparable companies. We base our fair value estimates on projected financial information which we believe to be reasonable. We also considered our total market capitalization as of December 31, 2015. Our December 31, 2015 annual goodwill impairment analysis did not result in an impairment charge as it was determined that the fair values of our Engine Management and Temperature Control reporting units were in excess of their carrying amounts. While the fair values exceed the carrying amounts at the present time and we do not believe that impairments are probable, the performance of the business and brands require continued improvement in future periods to sustain their carrying values.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes in the carrying values of goodwill by operating segment during the years ended December 31, 2015 and 2014 are as follows (in thousands):

	Engine Management	Temperature Control	Total
Balance as of December 31, 2013
Goodwill	$66,790	$9,703	$76,493
Accumulated impairment losses	(38,488)	—	(38,488)
	$28,302	$9,703	$38,005
Activity in 2014
Acquisition of assets of Pensacola Fuel Injection, Inc.	$12,528	$—	$12,528
Acquisition of assets of Annex Manufacturing	—	4,567	4,567
Foreign currency exchange rate change	(125)	—	(125)
Balance as of December 31, 2014
Goodwill	79,193	14,270	93,463
Accumulated impairment losses	(38,488)	—	(38,488)
	$40,705	$14,270	$54,975
Activity in 2015
Foreign currency exchange rate change	$(94)	$—	$(94)
Balance as of December 31, 2015
Goodwill	79,099	14,270	93,369
Accumulated impairment losses	(38,488)	—	(38,488)
	$40,611	$14,270	$54,881

Acquired Intangible Assets

Acquired identifiable intangible assets as of December 31, 2015 and 2014 consist of:

	December 31,
	2015	2014
	(In thousands)
Customer relationships	$48,475	$48,646
Trademarks and trade names	6,800	6,800
Non-compete agreements	970	970
Patents and supply contracts	723	723
Leaseholds	160	160
Total acquired intangible assets	57,128	57,299
Less accumulated amortization (1)	(29,040)	(24,120)
Net acquired intangible assets	$28,088	$33,179

(1)	Applies to all intangible assets, except for related trademarks and trade names totaling $5.2 million, which have indefinite useful lives and, as such, are not being amortized.

Total amortization expense for acquired intangible assets was $4.9 million for the year ended December 31, 2015, $5 million for the year ended December 31, 2014, and $5 million for the year ended December 31, 2013. Based on the current estimated useful lives assigned to our intangible assets, amortization expense is estimated to be $4.9 million for 2016, $4.7 million in 2017, $4.5 million in 2018 and $8.8 million in the aggregate for the years 2019 through 2029.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other Intangible Assets

Other intangible assets include computer software. As of December 31, 2015 and 2014, these costs totaled $16.7 million and $17.2 million, respectively, and total accumulated computer software amortization was $15.4 million and $16 million, respectively. Computer software is amortized over its estimated useful life of 3 to 10 years. Amortization expense for computer software was $0.6 million, $0.5 million and $0.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

8.	Other Assets

	December 31,
	2015	2014
	(In thousands)
Equity in joint ventures	$20,622	$20,004
Deferred compensation	10,675	9,811
Long term receivables	4,215	6,513
Deferred financing costs, net	1,267	1,570
Other	659	691
Total other assets, net	$37,438	$38,589

Deferred compensation consists of assets held in a nonqualified defined contribution pension plan as of December 31, 2015 and 2014, respectively.

Equity Method Investments

In April 2014, we formed a 50/50 joint venture with Gwo Yng Enterprise Co., Ltd. (“Gwo Yng”), a China-based manufacturer of air conditioner accumulators, filter driers, hose assemblies and switches for the automotive aftermarket and OEM/OES markets. We acquired our 50% interest in the joint venture for $14 million. We determined that due to a lack of a voting majority and other qualitative factors, we do not control the operations of the joint venture and accordingly, our investment in the joint venture is accounted for under the equity method of accounting. During the years ended December 31, 2015 and 2014, we made purchases from Gwo Yng of approximately $15 million and $8.6 million, respectively.

In January 2013, we acquired an approximate 25% minority interest in Orange Electronic Co., Ltd. (“Orange”) for $6.3 million. Orange is a manufacturer of tire pressure monitoring system sensors and is located in Taiwan. Our minority interest in Orange is accounted for using the equity method of accounting. During the years ended December 31, 2015 and 2014, we made purchases from Orange of approximately $4.4 million and $4.7 million, respectively.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.	Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	December 31,
	2015	2014
	(In thousands)
Revolving credit facilities	$47,427	$56,558
Other	78	258
Total debt	$47,505	$56,816

Current maturities of long-term debt	$47,443	$56,733
Long-term debt	62	83
Total debt	$47,505	$56,816

Maturities of long-term debt are not material for the year ended December 31, 2016 and beyond.

Revolving Credit Facility

In October 2015, we entered into a Credit Agreement with JPMorgan Chase Bank, N.A., as agent, and a syndicate of lenders for a senior secured revolving credit facility with a line of credit of up to $250 million (with an additional $50 million accordion feature) and a maturity date in October 2020. The new credit agreement replaces our prior credit facility with General Electric Capital Corporation, as agent, and the lenders therein. Direct borrowings under the new credit agreement bear interest at LIBOR plus a margin ranging from 1.25% to 1.75% based on our borrowing availability, or floating at the alternate base rate plus a margin ranging from 0.25% to 0.75% based on our borrowing availability, at our option. The credit agreement is guaranteed by certain of our subsidiaries and secured by certain of our assets.

Borrowings under the new credit agreement are secured by substantially all of our assets, including accounts receivable, inventory and certain fixed assets, and those of certain of our subsidiaries. Availability under the credit agreement is based on a formula of eligible accounts receivable, eligible inventory, eligible equipment and eligible fixed assets. After taking into account outstanding borrowings under the credit agreement, there was an additional $128.5 million available for us to borrow pursuant to the formula at December 31, 2015. Outstanding borrowings under the credit agreements, which are classified as current liabilities, were $47.4 million and $56.6 million at December 31, 2015 and 2014, respectively. Borrowings under the restated credit agreement have been classified as current liabilities based upon the accounting rules and certain provisions in the agreement.

At December 31, 2015, the weighted average interest rate on our credit agreement was 1.7%, which consisted of $44 million in direct borrowings at 1.6% and an alternative base rate loan of $3.4 million at 3.8%. At December 31, 2014, the weighted average interest rate under our prior credit facility with General Electric Capital Corporation was 1.8%, which consisted of $53 million in direct borrowings at 1.7% and an index loan of $3.6 million at 3.8%. During 2015, our average daily alternative base rate/index loan balance was $4.9 million and during 2014 our average daily index loan balance under our prior credit facility with General Electric Capital Corporation was $4.4 million.

At any time that our borrowing availability is less than the greater of either (a) $25 million, or 10% of the commitments if fixed assets are not included in the borrowing base, or (b) $31.25 million, or 12.5% of the commitments if fixed assets are included in the borrowing base, the terms of the credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain a fixed charge coverage ratio of 1:1 at the end of each fiscal quarter (rolling four quarters). As of December 31, 2015, we were not subject to these covenants. The credit agreement permits us to pay cash dividends of $20 million and make stock repurchases of $20 million in any fiscal year subject to a minimum availability of $25 million. Provided specific conditions are met, the credit agreement also permits acquisitions, permissible debt financing, capital expenditures, and cash dividend payments and stock repurchases of greater than $20 million.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The new credit agreement also replaces our Canadian Credit Agreement with GE Canada Finance Holding Company. The new agreement with JPMorgan Chase Bank, N.A. allows for a $10 million line of credit to Canada as part of the $250 million available for borrowing.

Deferred Financing Costs

We had deferred financing costs of $1.6 million and $2.3 million as of December 31, 2015 and 2014, respectively. Deferred financing costs as of December 31, 2015 are related to our revolving credit facility. In connection with the new revolving credit facility agreement entered into in October 2015 with JPMorgan Chase Bank, N.A., we incurred and capitalized approximately $0.7 million of deferred financing costs related to bank, legal, and other professional fees which are being amortized through 2020, the term of the agreement. In addition, upon entering into the new agreement, we wrote-off $0.8 million of unamortized deferred financing costs associated with the old agreement. Unamortized deferred financing costs written-off in 2015 were recorded in other non-operating income (expense), net in our consolidated statement of operations.

Scheduled amortization for future years, assuming no prepayments of principal is as follows:

(In thousands)
2016	$330
2017	330
2018	330
2019	330
2020	277
Total amortization	$1,597

10.	Stockholders’ Equity

We have authority to issue 500,000 shares of preferred stock, $20 par value, and our Board of Directors is vested with the authority to establish and designate any series of preferred, to fix the number of shares therein and the variations in relative rights as between each series. In December 1995, our Board of Directors established a new series of preferred shares designated as Series A Participating Preferred Stock. The number of shares constituting the Series A Preferred Stock is 30,000. The Series A Preferred Stock is designed to participate in dividends, ranks senior to our common stock as to dividends and liquidation rights and has voting rights. Each share of the Series A Preferred Stock shall entitle the holder to one thousand votes on all matters submitted to a vote of the stockholders of the Company. No such shares were outstanding at December 31, 2015 and 2014.

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

In February 2015, our Board of Directors authorized the purchase of up to $10 million of our common stock under a stock repurchase program. In July 2015, our Board of Directors authorized the purchase of up to an additional $10 million of our common stock under another stock repurchase program. Under these programs, during the year ended December 31, 2015, we repurchased 551,791 shares of our common stock at a total cost of $19.6 million. As of December 31, 2015, there was approximately $0.4 million available for future stock repurchases under the programs. In January 2016, we repurchased an additional 10,135 shares of our common stock under the programs at a total cost of $0.4 million, thereby completing the 2015 Board of Directors authorizations.

11.	Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income by Component

	Foreign Currency Translation Adjustments	Unrecognized Pension and Postretirement Benefit Costs (Credit)	Total
	(In thousands)
Balance at December 31, 2013	$3,562	$(1,776)	$1,786
Other comprehensive income before reclassifications	(3,781)	(447)	(4,228)
Amounts reclassified from accumulated other comprehensive income	—	(210)	(210)
Other comprehensive income, net	(3,781)	(657)	(4,438)
Balance at December 31, 2014	$(219)	$(2,433)	$(2,652)
Other comprehensive income before reclassifications	(5,739)	1,093	(4,646)
Amounts reclassified from accumulated other comprehensive income	—	824	824
Other comprehensive income, net	(5,739)	1,917	(3,822)
Balance at December 31, 2015	$(5,958)	$(516)	$(6,474)

Reclassifications Out of Accumulated Other Comprehensive Income

	Year Ended December 31,
Details About Accumulated Other Comprehensive Income Components	2015	2014
Amortization of pension and postretirement benefit plans:	(In thousands)
Prior service benefit (1)	$(112)	$(3,017)
Unrecognized loss (1)	2,261	2,435
Total before income tax	2,149	(582)
Income tax (expense) benefit	(1,325)	372
Total reclassifications for the period	$824	$(210)

(1)	These accumulated other comprehensive income components are included in the computation of net periodic pension and postretirement benefit costs, which are included in selling, general and administrative expenses in our consolidated statements of operations (see Notes 13 and 14 for additional details).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Stock-Based Compensation Plans

Our stock-based compensation program is a broad-based program designed to attract and retain employees while also aligning employees’ interests with the interests of our shareholders. In addition, members of our Board of Directors participate in our stock-based compensation program in connection with their service on our board. During 2015, we had three active stock-based compensation plans. As of December 31, 2015, we have only one active stock-based compensation plan, the 2006 Omnibus Incentive Plan. During 2015, the 2004 Omnibus Stock Option Plan and the 2004 Independent Directors Plan terminated as all outstanding options under the plans were exercised during the year.

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

Under the 2006 Omnibus Incentive Plan, which terminates in May 2016, we are authorized to issue, among other things, stock options and shares of restricted and performance based stock to eligible employees and directors of up to 1,900,000 shares of common stock. Stock options forfeited under the previous stock option plans and equity awards under the incentive plan are eligible to be granted again under the 2006 Omnibus Incentive Plan with respect to stock options and equity awards so forfeited.

Stock-based compensation expense under our existing plans was $5.0 million ($3.2 million, net of tax) or $0.14 per basic and diluted share, $4.3 million ($2.8 million, net of tax) or $0.12 per basic and diluted share, and $3.2 million ($2 million, net of tax) or $0.09 per basic and diluted share for the years ended December 31, 2015, 2014 and 2013, respectively.

Stock Option Grants

The following is a summary of the changes in outstanding stock options for the years ended December 31, 2015 and 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

Outstanding at December 31, 2013	16,875	$12.14	1.0
Expired	—	—	—
Exercised	(7,000)	13.76	—
Forfeited, other	—	—	—
Outstanding at December 31, 2014	9,875	10.99	0.4
Expired	—	—	—
Exercised	(9,875)	10.99	—
Forfeited, other	—	—	—
Outstanding at December 31, 2015	—	$—	—

Options exercisable at December 31, 2015	—	$—	—

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The total intrinsic value of options exercised for the years ended December 31, 2015 and 2014 was $0.3 million and $0.2 million, respectively. There were no stock options granted in 2015.

Restricted Stock and Performance Share Grants

As part of the 2006 Omnibus Incentive Plan, we currently grant shares of restricted stock to eligible employees and our independent directors and performance-based stock to eligible employees. Selected executives and other key personnel are granted performance awards whose vesting is contingent upon meeting various performance measures with a retention feature. Performance-based shares are subject to a three year measuring period and the achievement of performance targets and, depending upon the achievement of such performance targets, they may become vested on the third anniversary of the date of grant. Each period we evaluate the probability of achieving the applicable targets and we adjust our accrual accordingly. Restricted shares granted to employees become fully vested upon the third anniversary of the date of grant; and for selected key executives certain additional restricted share grants vest 25% upon the attainment of age 60, 25% upon the attainment of age 63 and become fully vested upon the attainment of age 65. Restricted shares granted to directors become fully vested upon the first anniversary of the date of grant. Commencing with the 2015 grants, restricted and performance shares issued to certain key executives and directors are subject to a one or two year holding period upon the lapse of the three year vesting period.

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

Under the 2006 Omnibus Incentive Plan, 1,900,000 shares are authorized to be issued. At December 31, 2015, under the plan, there were an aggregate of (a) 1,618,380 shares of restricted and performance-based stock grants issued, net of forfeitures, and (b) 281,620 shares of common stock available for future grants. For the year ended December 31, 2015, 211,950 restricted and performance-based shares were granted (164,450 restricted shares and 47,500 performance-based shares), and for the year ended December 31, 2014, 256,443 restricted and performance-based shares were granted (210,193 restricted shares and 46,250 performance-based shares).

In determining the grant date fair value, the stock price on the date of grant, as quoted on the New York Stock Exchange, was reduced by the present value of dividends expected to be paid on the shares issued and outstanding during the requisite service period, discounted at a risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the restriction or vesting period at the grant date. In addition, a further discount for the lack of marketability reduced the fair value of grants issued to certain key executives and directors subject to the one or two year post vesting holding period. Assumptions used in calculating the discount for the lack of marketability include an estimate of stock volatility, risk-free interest rate, and a dividend yield.

The fair value of the shares at the date of grant is amortized to expense ratably over the vesting period. Forfeitures on restricted stock grants are estimated at 5% for employees and 0% for executives and directors, respectively, based on evaluation of historical and expected future turnover.

As related to restricted and performance stock shares, we recorded compensation expense of $5.0 million ($3.2 million, net of tax), $4.3 million ($2.8 million, net of tax) and $3.2 million ($2 million, net of tax), for the years ended December 31, 2015, 2014 and 2013, respectively. The unamortized compensation expense related to our restricted and performance-based shares was $12.7 million and $11.8 million at December 31, 2015 and 2014, respectively and is expected to be recognized over a weighted average period of 5.8 years and 0.3 years for employees and directors, respectively, as of December 31, 2015 and over a weighted average period of 5.1 years and 0.3 years for employees and directors, respectively, as of December 31, 2014.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our restricted and performance-based share activity was as follows for the years ended December 31, 2015 and 2014:

	Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2013	630,600	$19.47
Granted	256,443	32.22
Vested	(132,325)	15.50
Forfeited	(5,700)	18.77
Balance at December 31, 2014	749,018	24.62
Granted	211,950	31.79
Vested	(192,768)	22.13
Forfeited	(9,650)	29.30
Balance at December 31, 2015	758,550	$27.19

The weighted-average grant date fair value of restricted and performance-based shares outstanding as of December 31, 2015, 2014 and 2013 was $20.6 million (or $27.19 per share), $18.4 million (or $24.62 share), and $12.3 million (or $19.47 per share), respectively.

13.	Retirement Benefit Plans

Defined Contribution Plans

We maintain various defined contribution plans, which include profit sharing and provide retirement benefits for substantially all of our employees. Matching obligations, in connection with the plans which are funded in cash and typically contributed to the plans in March of the following year, are as follows (in thousands):

U.S. Defined Contribution
Year ended December 31,
2015	$8,445
2014	8,267
2013	8,115

We maintain a defined contribution Supplemental Executive Retirement Plan for key employees. Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees. In March 2014, contributions of $0.4 million were made related to calendar year 2013. In March 2015, contributions of $0.5 million were made related to calendar year 2014. We have recorded an obligation of $0.3 million for 2015.

We also have an Employee Stock Ownership Plan and Trust (“ESOP”) for employees who are not covered by a collective bargaining agreement. In connection therewith, we maintain an employee benefits trust to which we contribute shares of treasury stock. We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under the plan. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released. The trustees will vote the shares in accordance with its fiduciary duties. During 2015, we contributed to the trust an additional 58,000 shares from our treasury and released 58,200 shares from the trust leaving 200 shares remaining in the trust as of December 31, 2015. The provision for expense in connection with the ESOP was approximately $2.2 million in 2015, $1.8 million in 2014 and $4.4 million in 2013.

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

The benefit obligation, funded status, and amounts recognized in the consolidated financial statements for the SERP, as of and for the years ended December 31, 2015 and 2014, were (in thousands):

	Defined Benefit Retirement Plan
	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$6,538	$5,661
Service cost	—	164
Interest cost	218	277
Actuarial loss	854	436
Benefits paid	(7,610)	—
Benefit obligation at end of year	$—	$6,538

Unfunded status of the plan	$—	$(6,538)

Amounts recognized in the balance sheet:
Accrued postretirement benefit liabilities	$—	$6,538
Accumulated other comprehensive loss (pre-tax) related to:
Unrecognized net actuarial losses	—	1,389
Unrecognized prior service cost	—	—

The unrecognized amounts recorded in accumulated other comprehensive income will be subsequently recognized as expense consistent with our historical accounting policy for amortizing those amounts. Actuarial gains and losses incurred in future periods and not recognized as expense in those periods will be recognized as increases or decreases in other comprehensive income (loss), net of tax. As they are subsequently recognized as a component of expense, the amounts recorded in other comprehensive income (loss) in prior periods are adjusted. As of December 31, 2015 there are no defined benefit plan amounts included in other comprehensive income.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of net periodic benefit cost for our defined benefit plan include the following (in thousands):

	December 31,
Defined benefit retirement plan:	2015	2014	2013
Service cost	$—	$164	$180
Interest cost	218	277	235
Amortization of prior service cost	—	—	28
Actuarial net loss	735	388	690
Settlement loss	1,509	—	—
Net periodic benefit cost	$2,462	$829	$1,133

Actuarial assumptions used to determine costs and benefit obligations related to our defined benefit plan are as follows:

	Settlement Date	December 31,
	2015	2014	2013
Discount rates	2.88%	4.00%	4.90%
Salary increase	N/A	N/A	4.00%

The discount rate used at the settlement date in October 2015 was determined in accordance with the terms of the plan for lump sum payments, using the GATT interest rate. The discount rates used at December 31, 2014 and 2013 was determined by considering the current yield curves representing high quality, long-term fixed income instruments. We set our discount rate for the plan at December 31, 2014 and 2013 based on a review of the Mercer Pension Discount Yield Curve and Index Rates. We believed at December 31, 2014 and 2013 that the timing and amount of cash flows related to these instruments closely matched the estimated defined benefit payment streams of our plan.

For the defined benefit pension plan, the projected benefit obligation (“PBO”), accumulated benefit obligation (“ABO”) and fair value of the plan’s assets are as follows (in thousands):

	December 31,
	2015	2014
Projected benefit obligation	$—	$6,538
Accumulated benefit obligation	—	6,538
Fair value of plan assets	—	—

14.	Postretirement Medical Benefits

We provide certain medical and dental care benefits to eligible retired U.S. and Canadian employees. Eligibility for U.S. employees is limited to employees hired before 1995. Under the U.S. plan, a Health Reimbursement Account (“HRA”) was established beginning January 1, 2009 for each qualified U.S. retiree. Monthly, a fixed amount is credited into the HRA to cover both medical and dental costs for all current and future eligible retirees. Under the Canadian plan, retiree medical and dental benefits are funded in a pay-as-you-go basis. The postretirement medical plans to substantially all eligible U.S. and Canadian employees will terminate on December 31, 2016. There will be no change to the eligibility or plan provided to the 39 former union employees.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The benefit obligation, funded status, and amounts recognized in the consolidated financial statements for our postretirement medical benefit plans as of and for the years ended December 31, 2015 and 2014, were as follows (in thousands):

	Postretirement Benefit Plans
	U.S. Plan		Canadian Plan
	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$4,192	$4,960	$110	$126
Service cost	—	1	—	—
Interest cost	24	26	3	4
Benefits paid	(833)	(772)	(16)	(26)
Actuarial loss (gain)	(455)	(23)	(7)	17
Translation adjustment	—	—	(16)	(11)
Benefit obligation at end of year	$2,928	$4,192	$74	$110
(Unfunded) status of the plans	$(2,928)	$(4,192)	$(74)	$(110)

	Postretirement Benefit Plans
	U.S. Plan		Canadian Plan
	2015	2014	2015	2014
Amounts recognized in the balance sheet:
Accrued postretirement benefit liabilities	$2,928	$4,192	$74	$110
Accumulated other comprehensive (income) loss (pre-tax) related to:
Unrecognized net actuarial losses (gains)	970	2,973	(36)	(65)
Unrecognized prior service cost (credit)	—	—	(52)	(201)

The estimated net loss and prior service cost (credit) that is expected to be amortized from accumulated other comprehensive income into postretirement medical benefits cost during 2016 are $1.1 million and $(0.1) million, respectively.

Net periodic benefit cost related to our plans includes the following components (in thousands):

	December 31,
U.S. postretirement plan:	2015	2014	2013
Service cost	$—	$1	$1
Interest cost	24	26	33
Amortization of prior service cost	—	(2,888)	(4,206)
Actuarial net loss	1,548	2,092	2,548
Net periodic benefit cost (credit)	$1,572	$(769)	$(1,624)

Canadian postretirement plan:
Service cost	$—	$—	$—
Interest cost	3	4	5
Amortization of prior service cost	(112)	(129)	(140)
Actuarial net loss	(22)	(45)	(115)
Net periodic benefit cost (credit)	$(131)	$(170)	$(250)
Total net periodic benefit cost (credit)	$1,441	$(939)	$(1,874)

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Actuarial assumptions used to determine costs and benefit obligations related to our U.S. postretirement plan are as follows:

	December 31,
	2015	2014	2013
Discount rate	0.0%	0.55%	0.45%

Actuarial assumptions used to determine costs and benefit obligations related to our Canadian postretirement plan are as follows:

	December 31,
	2015	2014	2013
Discount rates	3.00%	3.00%	3.50%
Current medical cost trend rate	5.71%	6.43%	7.14%
Ultimate medical cost trend rate	5%	5%	5%
Year trend rate declines to ultimate	2017	2017	2017

The Company’s discount rates are determined by considering current yield curves representing high quality, long-term fixed income instruments. We set our discount rate for the U.S. plan based on a review of the Citigroup Pension Discount Curve and the duration of expected payments in the plan. We set our discount rate for the Canadian plan based upon similar benchmarks in Canada.

The following benefit payments which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2016	$2,568
2017	63
2018	59
2019	54
2020	50
Years 2021 – 2025	181

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects for 2016 (in thousands):

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost components	$1	$(1)
Effect on postretirement benefit obligation	26	(24)

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.	Other Non-Operating Income (Expense), Net

The components of other non-operating income (expense), net are as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Interest and dividend income	$151	$296	$302
Equity income (loss) from joint ventures	976	(822)	(285)
Loss on foreign exchange	(719)	(1,562)	(143)
Write-off of deferred financing costs	(773)	—	—
Other non-operating income, net	145	119	127
Total other non-operating income (expense), net	$(220)	$(1,969)	$1

16.	Income Taxes

The income tax provision (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Domestic	$22,943	$30,415	$31,220
Foreign	4,324	3,740	1,706
Total current	27,267	34,155	32,926

Deferred:
Domestic	(1,210)	(4,732)	(1,178)
Foreign	(74)	(569)	171
Total deferred	(1,284)	(5,301)	(1,007)
Total income tax provision	$25,983	$28,854	$31,919

We have not provided for U.S. income taxes on the undistributed earnings of our foreign subsidiaries that are deferred from U.S. income taxation and that we intend to be permanently reinvested. Provision has been made for U.S. income taxes on the current earnings of our Canadian subsidiary as dividends are expected to be received from Canada related to these earnings. Cumulative undistributed earnings of foreign subsidiaries on which no U.S. income tax has been provided were $41.5 million at the end of 2015, $35.2 million at the end of 2014 and $25.5 million at the end of 2013. Earnings before income taxes for foreign operations amounted to approximately $14.7 million, $11.6 million and $6.4 million in 2015, 2014 and 2013, respectively.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Reconciliations between taxes at the U.S. Federal income tax rate and taxes at our effective income tax rate on earnings from continuing operations before income taxes are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013

U.S. Federal income tax rate of 35%	$25,936	$28,614	$29,737
Increase (decrease) in tax rate resulting from:
State and local income taxes, net of federal income tax benefit	1,857	2,309	2,936
Income tax (tax benefits) attributable to foreign income	(1,705)	(1,511)	(428)
Change in unrecognized tax benefits	—	(350)	—
Other non-deductible items, net	(192)	134	(806)
Change in valuation allowance	87	(342)	480
Provision for income taxes	$25,983	$28,854	$31,919

The following is a summary of the components of the net deferred tax assets and liabilities recognized in the accompanying consolidated balance sheets (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Inventories	$17,651	$17,529
Allowance for customer returns	14,551	11,409
Postretirement benefits	1,127	2,155
Allowance for doubtful accounts	1,512	2,347
Accrued salaries and benefits	9,683	10,802
Capital loss	234	234
Tax credit carryforwards	381	313
Deferred gain on building sale	891	1,299
Accrued asbestos liabilities	13,098	13,625
	59,128	59,713
Valuation allowance (1)	(440)	(353)
Total deferred tax assets	58,688	59,360
Deferred tax liabilities:
Depreciation	7,054	7,023
Promotional costs	230	124
Other	41	738
Total deferred tax liabilities	7,325	7,885

Net deferred tax assets	$51,363	$51,475

(1)	Current net deferred tax assets are $40.6 million and $36.6 million for 2015 and 2014, respectively. Non-current net deferred tax assets are $10.7 million and $14.9 million for 2015 and 2014, respectively. The tax valuation allowance was allocated to long term deferred tax assets in the amounts of $0.4 million in both 2015 and 2014. None of the valuation allowance was allocated to current deferred tax assets in 2015 and 2014.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The valuation allowance of $0.4 million as of December 31, 2015 was intended to provide for uncertainty regarding the ultimate realization of our U.S. foreign tax credit carryovers and foreign net operating loss carryovers. Based on these considerations, we believed it was more likely than not that we would realize the benefit of the net deferred tax asset of $51.4 million as of December 31, 2015, which was net of the remaining valuation allowance.

At December 31, 2015, we have foreign tax credit carryforwards of approximately $0.4 million that will expire in varying amounts by 2024.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2014	$350
Increase based on tax positions taken in the current year	—
Decrease based on tax positions taken in the current year	(350)
Balance at December 31, 2014	—
Increase based on tax positions taken in the current year	—
Decrease based on tax positions taken in the current year	—
Balance at December 31, 2015	$—

The amount of uncertain tax positions recognized in 2014 reduced our 2014 annual effective tax rate by 0.43%.

We are subject to taxation in the U.S. and various state, local and foreign jurisdictions. As of December 31, 2015, the Company is no longer subject to U.S. Federal tax examinations for years before 2012. We remain subject to examination by state and local tax authorities for tax years 2011 through 2015. Foreign jurisdictions have statutes of limitations generally ranging from 2 to 6 years. Years still open to examination by foreign tax authorities in major jurisdictions include Canada (2011 onward), Hong Kong (2010 onward) and Poland (2010 onward). We do not presently anticipate that our unrecognized tax benefits will significantly increase or decrease over the next 12 months; however, actual developments in this area could differ from those currently expected.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1). The following tables contain financial information for each reportable segment (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net sales:
Engine Management	$698,021	$709,263	$711,245
Temperature Control	264,478	259,065	262,537
Other	9,476	12,064	9,922
Total net sales	$971,975	$980,392	$983,704

Intersegment sales:
Engine Management	$20,178	$23,633	$25,720
Temperature Control	6,542	6,966	6,329
Other	(26,720)	(30,599)	(32,049)
Total intersegment sales	$—	$—	$—

Depreciation and Amortization:
Engine Management	$12,256	$12,425	$13,235
Temperature Control	4,329	4,171	3,763
Other	1,052	699	597
Total depreciation and amortization	$17,637	$17,295	$17,595

Operating income (loss):
Engine Management	$88,007	$103,861	$96,335
Temperature Control	6,382	6,445	9,147
Other	(18,529)	(24,968)	(18,619)
Total operating income	$75,860	$85,338	$86,863

Investment in equity affiliates:
Engine Management	$6,430	$6,368	$6,308
Temperature Control	14,192	13,636	—
Other	—	—	—
Total investment in equity affiliates	$20,622	$20,004	$6,308

Capital expenditures:
Engine Management	$14,574	$11,182	$8,628
Temperature Control	3,418	2,650	2,682
Other	55	72	100
Total capital expenditures	$18,047	$13,904	$11,410

Total assets:
Engine Management	$413,102	$409,275	$384,712
Temperature Control	177,201	173,070	150,280
Other	90,761	91,206	80,531
Total assets	$681,064	$673,551	$615,523

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other consists of items pertaining to our corporate headquarters function, as well as our Canadian business unit that does not meet the criteria of a reportable operating segment. During 2014, included in operating income (loss) other is a $10.6 million litigation charge in connection with a settlement agreement in a legal proceeding with a third party.

Reconciliation of segment operating income to net earnings (in thousands):

	Year Ended December 31,
	2015	2014	2013
Operating income	$75,860	$85,338	$86,863
Other non-operating income (expense)	(220)	(1,969)	1
Interest expense	1,537	1,616	1,902
Earnings from continuing operations before taxes	74,103	81,753	84,962
Income tax expense	25,983	28,854	31,919
Earnings from continuing operations	48,120	52,899	53,043
Discontinued operations, net of tax	(2,102)	(9,870)	(1,593)
Net earnings	$46,018	$43,029	$51,450

	Year Ended December 31,
	2015	2014	2013
Revenues:	(In thousands)
United States	$881,206	$884,701	$895,648
Canada	48,072	51,526	46,133
Europe	16,305	18,061	15,413
Other foreign	26,392	26,104	26,510
Total revenues	$971,975	$980,392	$983,704

	December 31,
	2015	2014	2013
Long-lived assets:	(In thousands)
United States	$155,438	$158,350	$135,834
Canada	1,190	1,546	1,526
Europe	12,324	11,725	11,310
Other foreign	21,634	20,957	10,497
Total long-lived assets	$190,586	$192,578	$159,167

Revenues are attributed to countries based upon the location of the customer. Long-lived assets are attributed to countries based upon the location of the assets.

Our five largest individual customers, including members of a marketing group, accounted for approximately 68% of our consolidated net sales in 2015, 69% of our consolidated net sales in 2014 and 66% of our consolidated net sales in 2013. During 2015, O’Reilly Automotive, Inc., NAPA Auto Parts, Advance Auto Parts, Inc., and AutoZone, Inc. accounted for 19%, 19%, 17% and 11% of our consolidated net sales, respectively. Net sales from each of the customers were reported in both our Engine Management and Temperature Control Segments.

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

The following is a summary of the carrying amounts, estimated fair values, and classifications under the fair value hierarchy of our financial instruments at December 31, 2015 and 2014 (in thousands):

		December 31, 2015		December 31, 2014
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	LEVEL 1	$18,800	$18,800	$13,728	$13,728
Deferred compensation	LEVEL 1	10,675	10,675	9,811	9,811
Short term borrowings	LEVEL 1	47,443	47,443	56,733	56,733
Long-term debt	LEVEL 1	62	62	83	83

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

19.	Commitments and Contingencies

Total rent expense for the three years ended December 31, 2015 was as follows (in thousands):

	Total	Real Estate	Other
2015	$9,756	$7,218	$2,538
2014	9,702	7,355	2,347
2013	9,814	7,331	2,483

At December 31, 2015, we are obligated to make minimum rental payments through 2024, under operating leases, which are as follows (in thousands):

2016	$7,393
2017	6,278
2018	4,421
2019	2,645
2020	2,303
Thereafter	6,269
Total	$29,309

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Warranties

We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product. As of December 31, 2015 and 2014, we have accrued $23.4 million and $19.3 million, respectively, for estimated product warranty claims included in accrued customer returns. The accrued product warranty costs are based primarily on historical experience of actual warranty claims. Warranty expense for each of the years 2015, 2014 and 2013 were $94.6 million, $84.5 million and $78.1 million, respectively.

The following table provides the changes in our product warranties:

	December 31,
	2015	2014
	(In thousands)
Balance, beginning of period	$19,328	$18,041
Liabilities accrued for current year sales	94,593	84,480
Settlements of warranty claims	(90,526)	(83,193)
Balance, end of period	$23,395	$19,328

Letters of Credit

At December 31, 2015, we had outstanding letters of credit with certain vendors aggregating approximately $3.9 million. These letters of credit are being maintained as security for reimbursements to insurance companies and as security to the landlord of our administrative offices in Long Island City, New York. The contract amount of the letters of credit is a reasonable estimate of their value as the value for each is fixed over the life of the commitment.

Change of Control Arrangements

We entered into change in control arrangements with two key officers. In the event of a change of control (as defined in the agreement), each executive will receive severance payments and certain other benefits as provided in their respective agreement.

Asbestos

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001 and the amounts paid for indemnity and defense thereof. At December 31, 2015, approximately 2,110 cases were outstanding for which we may be responsible for any related liabilities. Since inception in September 2001 through December 31, 2015, the amounts paid for settled claims are approximately $18.9 million.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The most recent actuarial study was performed as of August 31, 2015. The updated study has estimated an undiscounted liability for settlement payments, excluding legal costs and any potential recovery from insurance carriers, ranging from $33.3 million to $51.1 million for the period through 2058. The change from the prior year study was a $2.8 million decrease for the low end of the range and a $4.3 million decrease for the high end of the range. The decrease in the estimated undiscounted liability from the prior year study at both the low end and high end of the range reflects our actual experience over the prior twelve months, our historical data and certain assumptions with respect to events that may occur in the future. Based on the information contained in the actuarial study and all other available information considered by us, we have concluded that no amount within the range of settlement payments was more likely than any other and, therefore, in assessing our asbestos liability we compare the low end of the range to our recorded liability to determine if an adjustment is required. Based upon the results of the August 31, 2015 actuarial study, a favorable adjustment to the asbestos liability was not recorded in our consolidated financial statements as the difference between our recorded liability and the liability in the actuarial report at the low end of the range was not material. Future legal costs, which are expensed as incurred and reported in loss from discontinued operations in the accompanying statement of operations, are estimated, according to the updated study, to range from $40 million to $75.5 million for the period through 2058.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20.	Quarterly Financial Data (Unaudited)

	2015 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31
	(In thousands, except per share amounts)
Net sales	$204,967	$270,037	$269,382	$227,589
Gross profit	62,786	81,553	72,760	63,889
Earnings from continuing operations	5,779	19,194	13,808	9,339
Loss from discontinued operations, net of taxes	(553)	(728)	(430)	(391)
Net earnings	$5,226	$18,466	$13,378	$8,948

Net earnings from continuing operations per common share:
Basic	$0.26	$0.84	$0.60	$0.41
Diluted	$0.25	$0.83	$0.59	$0.40
Net earnings per common share:
Basic	$0.23	$0.81	$0.58	$0.39
Diluted	$0.23	$0.80	$0.58	$0.39

	2014 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31
	(In thousands, except per share amounts)
Net sales	$218,054	$257,046	$272,540	$232,752
Gross profit	67,094	77,227	77,399	67,910
Earnings from continuing operations	11,517	17,806	11,169	12,407
Loss from discontinued operations, net of taxes	(419)	(8,240)	(529)	(682)
Net earnings	$11,098	$9,566	$10,640	$11,725

Net earnings from continuing operations per common share:
Basic	$0.50	$0.78	$0.49	$0.54
Diluted	$0.50	$0.77	$0.48	$0.53
Net earnings per common share:
Basic	$0.48	$0.42	$0.47	$0.51
Diluted	$0.48	$0.41	$0.46	$0.50

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21.	Subsequent Event

In February 2016, in connection with our ongoing efforts to improve operating efficiencies and reduce costs, we announced and finalized our intention to implement a plant rationalization initiative. As part of the plant rationalization, we plan to relocate certain production activities from our Grapevine, Texas manufacturing facility to facilities in Greenville, South Carolina and Reynosa, Mexico, relocate certain service functions from Grapevine, Texas to our administrative offices in Lewisville, Texas, and close our Grapevine, Texas facility. In addition, certain production activities will be relocated from our Greenville, South Carolina manufacturing facility to our manufacturing facility in Bialystok, Poland. One-time plant rationalization costs of approximately $9 million are expected to be incurred in 2016 and 2017 consisting of restructuring and integration expenses of approximately $5 million related to employee severance and relocation of certain machinery and equipment; capital expenditures of approximately $2.6 million; and temporary incremental operating expenses of approximately $1.4 million. Substantially all of the one-time plant rationalization costs are anticipated to result in future cash expenditures. We anticipate that the plant rationalization will be completed within 12 to 24 months.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, as part of this Report we have furnished a report regarding our internal control over financial reporting as of December 31, 2015. The report is under the caption “Management’s Report on Internal Control Over Financial Reporting” in “Item 8. Financial Statements and Supplementary Data,” which report is included herein.

(c)	Attestation Report of Independent Registered Public Accounting Firm.

KPMG LLP, our independent registered public accounting firm, has issued an opinion as to the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. The opinion is under the caption “Report of Independent Registered Public Accounting Firm−Internal Control Over Financial Reporting” in “Item 8. Financial Statements and Supplementary Data” for this attestation report, which is included herein.

(d)	Changes in Internal Control Over Financial Reporting.

During the quarter ended December 31, 2015 and subsequent to that date, we have not made changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We continue to review, document and test our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control–Integrated Framework. We may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts may lead to various changes in our internal control over financial reporting.

Index
ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information in our Definitive Proxy Statement to be filed with the SEC in connection with our 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”) set forth under the captions “Election of Directors,” “Management Information,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

The information required by this Item is incorporated herein by reference to the information in our 2016 Proxy Statement set forth under captions “Corporate Governance,” “Compensation Discussion & Analysis,” “Executive Compensation and Related Information” and “Report of the Compensation and Management Development Committee.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information in our 2016 Proxy Statement set forth under the captions “Executive Compensation and Related Information” and “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the information in our 2016 Proxy Statement set forth under the captions “Corporate Governance” and “Executive Compensation and Related Information.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information in our 2016 Proxy Statement set forth under the captions “Audit and Non-Audit Fees.”

Index
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	The Index to Consolidated Financial Statements of the Registrant under Item 8 of this Report is incorporated herein by reference as the list of Financial Statements required as part of this Report.

(2)	The following financial schedule and related report for the years 2015, 2014 and 2013 is submitted herewith:

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
February 26, 2016

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

February 26, 2016	/s/ Lawrence I. Sills
Lawrence I. Sills
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

February 26, 2016	/s/ James J. Burke
James J. Burke
Vice President, Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Index
February 26, 2016	/s/ Pamela Forbes Lieberman
Pamela Forbes Lieberman, Director

February 26, 2016	/s/ Joseph W. McDonnell
Joseph W. McDonnell, Director

February 26, 2016	/s/ Alisa C. Norris
Alisa C. Norris, Director

February 26, 2016	/s/ Arthur S. Sills
Arthur S. Sills, Director

February 26, 2016	/s/ Peter J. Sills
Peter J. Sills, Director

February 26, 2016	/s/ Frederick D. Sturdivant
Frederick D. Sturdivant, Director

February 26, 2016	/s/ William H. Turner
William H. Turner, Director

February 26, 2016	/s/ Richard S. Ward
Richard S. Ward, Director

February 26, 2016	/s/ Roger M. Widmann
Roger M. Widmann, Director

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number

3.1	Restated By-Laws, dated May 23, 1996, filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

3.2	Restated Certificate of Incorporation, dated July 31, 1990, filed as an Exhibit to the Company’s Annual Report on Form 10‑K for the year ended December 31, 1990.

3.3	Certificate of Amendment of the Certificate of Incorporation, dated February 15, 1996, filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

10.1	Amended and Restated Employee Stock Ownership Plan and Trust of Standard Motor Products, Inc., dated January 1, 2015.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number

10.29
Amendment No. 4 to Third Amended and Restated Credit Agreement, dated as of June 12, 2015, among Standard Motor Products, Inc., as borrower and the other credit parties thereto, and General Electric Capital Corp., as agent and lender, Bank of America, N.A. and Wells Fargo Capital Finance, LLC, as lenders and co-syndication agents, JPMorgan Chase Bank, N.A., as lender and as documentation agent, and the other lenders thereto (incorporated by reference to the Company’s Form 8-K filed June 18, 2015).

10.30
Credit Agreement, dated as of October 28, 2015, among Standard Motor Products, Inc., as borrower and the other loan parties thereto, and JPMorgan Chase Bank, N.A., as agent and lender, J.P. Morgan Securities LLC, as sole bookrunner and joint lead arranger, Bank of America, N.A. and Wells Fargo Bank, National Association, as co-syndication agents and joint lead arrangers, and the other lenders thereto (incorporated by reference to the Company’s Form 8-K filed October 30, 2015).

21	List of Subsidiaries of Standard Motor Products, Inc.

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (see signature page to Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

** In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to the Original Filing shall be deemed to be “furnished” and not “filed.”

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

Schedule II ‑ Valuation and Qualifying Accounts

Years ended December 31, 2015, 2014 and 2013

		Additions
Description	Balance at beginning of year	Charged to costs and expenses	Other	Deductions	Balance at end of year
Year ended December 31, 2015:
Allowance for doubtful accounts	$4,894,000	$3,371,000 (1)	$—	$5,064,000	$3,201,000
Allowance for discounts	1,475,000	9,872,000	—	10,302,000	1,045,000
	$6,369,000	$13,243,000	$—	$15,366,000	$4,246,000

Allowance for sales returns	$30,621,000	$133,355,000	$—	$125,164,000	$38,812,000

Year ended December 31, 2014:
Allowance for doubtful accounts	$5,528,000	$(497,000)	$—	$137,000	$4,894,000
Allowance for discounts	1,441,000	13,568,000	—	13,534,000	1,475,000
	$6,969,000	$13,071,000	$—	$13,671,000	$6,369,000

Allowance for sales returns	$31,464,000	$126,608,000	$—	$127,451,000	$30,621,000

Year ended December 31, 2013:
Allowance for doubtful accounts	$4,944,000	$641,000	$—	$57,000	$5,528,000
Allowance for discounts	1,180,000	14,802,000	—	14,541,000	1,441,000
	$6,124,000	$15,443,000	$—	$14,598,000	$6,969,000

Allowance for sales returns	$29,033,000	$114,958,000	$—	$112,527,000	$31,464,000

(1)	Includes a net $3,514,000 charge relating to one of our customers that filed a petition for bankruptcy in January 2016.