Form 10-Q
period 2016-03-31
STANDARD MOTOR PRODUCTS INC
filed 2016-05-05
CIK 93389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number:  1-4743

Standard Motor Products, Inc.
(Exact name of registrant as specified in its charter)

New York	11-1362020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No )

37-18 Northern Blvd., Long Island City, N.Y.	11101
(Address of principal executive offices)	(Zip Code)

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
Yes ☐     No ☑

As of the close of business on May 2, 2016, there were 22,696,385 outstanding shares of the registrant’s Common Stock, par value $2.00 per share.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

Index
PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)	Three Months Ended March 31,
	2016	2015
	(Unaudited)

Net sales	$238,911	$227,589
Cost of sales	165,915	163,700
Gross profit	72,996	63,889
Selling, general and administrative expenses	52,998	49,198
Restructuring and integration expenses	241	57
Other income, net	262	281
Operating income	20,019	14,915
Other non-operating income, net	333	151
Interest expense	311	426
Earnings from continuing operations before taxes	20,041	14,640
Provision for income taxes	7,385	5,301
Earnings from continuing operations	12,656	9,339
Loss from discontinued operations, net of income taxes	(452)	(391)
Net earnings	$12,204	$8,948

Per Share Data
Net earnings per common share – Basic:
Earnings from continuing operations	$0.56	$0.41
Discontinued operations	(0.02)	(0.02)
Net earnings per common share – Basic	$0.54	$0.39
Net earnings per common share – Diluted:
Earnings from continuing operations	$0.55	$0.40
Discontinued operations	(0.02)	(0.01)
Net earnings per common share – Diluted	$0.53	$0.39
Dividend declared per share	$0.17	$0.15

Average number of common shares	22,642,312	22,910,889
Average number of common shares and dilutive common shares	22,944,947	23,238,050

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(In thousands)	2016	2015
	(Unaudited)

Net earnings	$12,204	$8,948
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,785	(3,074)
Pension and postretirement plans:
Amortization of:
Prior service benefit	(13)	(29)
Unrecognized loss	275	618
Foreign currency exchange rate changes	4	8
Income tax expense related to pension and postretirement plans	(108)	(241)
Pension and postretirement plans, net of tax	158	356
Total other comprehensive income (loss), net of tax	1,943	(2,718)
Comprehensive income	$14,147	$6,230

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,360	$18,800
Accounts receivable, less allowances for discounts and doubtful accounts of $4,670 and $4,246 for 2016 and 2015, respectively	143,200	123,853
Inventories	300,291	285,793
Deferred income taxes	42,323	40,626
Prepaid expenses and other current assets	7,176	10,668
Total current assets	506,350	479,740

Property, plant and equipment, net of accumulated depreciation of $197,483 and $194,077 for 2016 and 2015, respectively	70,301	68,882
Goodwill	54,824	54,881
Other intangibles, net	27,964	29,386
Deferred income taxes	8,466	10,737
Other assets	37,433	37,438
Total assets	$705,338	$681,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$49,456	47,427
Current portion of long-term debt	42	16
Accounts payable	86,225	72,711
Sundry payables and accrued expenses	34,907	40,706
Accrued customer returns	41,974	38,812
Accrued rebates	26,891	27,196
Payroll and commissions	15,353	17,048
Total current liabilities	254,848	243,916

Long-term debt	158	62
Other accrued liabilities	13,330	12,922
Accrued asbestos liabilities	31,848	32,185
Total liabilities	300,184	289,085

Commitments and contingencies

Stockholders’ equity:
Common stock – par value $2.00 per share:
Authorized – 30,000,000 shares; issued 23,936,036 shares	47,872	47,872
Capital in excess of par value	94,910	93,247
Retained earnings	299,836	291,481
Accumulated other comprehensive income	(4,531)	(6,474)
Treasury stock – at cost (1,245,276 shares and 1,295,316 shares in 2016 and 2015, respectively)	(32,933)	(34,147)
Total stockholders’ equity	405,154	391,979
Total liabilities and stockholders’ equity	$705,338	$681,064

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Three Months Ended March 31,
	2016	2015
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$12,204	$8,948
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	4,373	4,288
Amortization of deferred financing cost	84	174
Increase to allowance for doubtful accounts	357	180
Increase to inventory reserves	1,194	238
Amortization of deferred gain on sale of building	(262)	(262)
Equity income from joint ventures	(530)	(390)
Employee stock ownership plan allocation	505	552
Stock-based compensation	1,109	1,319
Excess tax benefits related to exercise of employee stock grants	(124)	(38)
Decrease (increase) in deferred income taxes	538	(64)
Loss on discontinued operations, net of tax	452	391
Change in assets and liabilities:
Increase in accounts receivable	(19,281)	(25,289)
Increase in inventories	(14,621)	(7,473)
Decrease in prepaid expenses and other current assets	5,064	3,620
Increase in accounts payable	11,431	5,255
Decrease in sundry payables and accrued expenses	(5,002)	(6,287)
Net changes in other assets and liabilities	1,174	675
Net cash used in operating activities	(1,335)	(14,163)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,099)	(4,009)
Other investing activities	2	26
Net cash used in investing activities	(4,097)	(3,983)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line-of-credit agreements	2,028	15,009
Net borrowings (payments) of long-term debt and capital lease obligations	120	(63)
Purchase of treasury stock	(377)	—
Increase in overdraft balances	1,715	1,536
Proceeds from exercise of employee stock options	—	35
Excess tax benefits related to the exercise of employee stock grants	124	38
Dividends paid	(3,849)	(3,434)
Net cash (used in) provided by financing activities	(239)	13,121
Effect of exchange rate changes on cash	231	(584)
Net decrease in cash and cash equivalents	(5,440)	(5,609)
CASH AND CASH EQUIVALENTS at beginning of period	18,800	13,728
CASH AND CASH EQUIVALENTS at end of period	$13,360	$8,119

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$225	$245
Income taxes	$1,578	$1,892

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2016
(Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
(In thousands)
Balance at December 31, 2015	$47,872	$93,247	$291,481	$(6,474)	$(34,147)	$391,979
Net earnings	—	—	12,204	—	—	12,204
Other comprehensive income, net of tax	—	—	—	1,943	—	1,943
Cash dividends paid	—	—	(3,849)	—	—	(3,849)
Purchase of treasury stock	—	—	—	—	(377)	(377)
Stock-based compensation and related tax benefits	—	1,208	—	—	25	1,233
Employee Stock Ownership Plan	—	455	—	—	1,566	2,021

Balance at March 31, 2016	$47,872	$94,910	$299,836	$(4,531)	$(32,933)	$405,154

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

The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.  The unaudited consolidated financial statements include our accounts and all domestic and international companies in which we have more than a 50% equity ownership.  Our investments in unconsolidated affiliates are accounted for on the equity method, as we do not have a controlling financial interest.  All significant inter-company items have been eliminated.

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

The preparation of consolidated annual and quarterly financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods.  We have made a number of estimates and assumptions in the preparation of these consolidated financial statements.  We can give no assurance that actual results will not differ from those estimates.  Some of the more significant estimates include allowances for doubtful accounts, realizability of inventory, goodwill and other intangible assets, depreciation and amortization of long-lived assets, product liability, other postretirement benefits, asbestos, environmental and litigation matters, the valuation of deferred tax assets and sales return allowances.

There have been no material changes to our critical accounting policies and estimates from the information provided in Note 1 of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recently Issued Accounting Pronouncements

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASU 2016-02”), which outlines the need to recognize a right-of-use asset and a lease liability for virtually all leases (other than leases that meet the definition of a short-term lease).  For income statement purposes, the FASB retained the dual model, requiring leases to be classified as either operating or financing.  Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern.  The new standard is effective for annual reporting periods beginning after December 15, 2018, which for us is January 1, 2019, and interim periods within those annual periods. The new standard must be adopted utilizing a modified retrospective transition, and provides for certain expedients.  Early adoption is permitted. The new standard will require that we recognize all of our leases, including our current operating leases, on the balance sheet.  We are currently evaluating the magnitude of the new standard, the impact the new standard will have on our consolidated financial statements, and when we will adopt the new standard.

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

Improvements to Employee Share-Based Payment Accounting

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies various aspects related to how share-based payments are accounted for and presented in the financial statements.  The new guidance requires (1) that the tax effects related to share-based payments at settlement (or expiration) be recorded through the tax provision (benefit) in the income statement rather than in equity as permitted under current guidance under certain circumstances; (2) that all tax-related cash flows resulting from share-based payments be reported as operating activities on the statement of cash flows, a change from the current requirement to present windfall tax benefits as an inflow from financing activities and an outflow from operating activities; and (3) that when computing diluted earnings per share, the effect of “windfall” tax benefits be excluded from the hypothetical proceeds used to calculate the repurchase of shares under the treasury stock method.  The new standard is effective for annual reporting periods beginning after December 15, 2016, which for us is January 1, 2017, and interim periods within that reporting period.  Early adoption is permitted.  We do not anticipate that the adoption of ASU 2016-09 will have a material effect on our consolidated financial statements.

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

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, (“ASU 2015-03”), which requires that debt issuance costs be presented in the balance sheet as a direct deduction of the carrying value of the associated debt liability.  Under the existing guidance, debt issuance costs are required to be presented in the balance sheet as a deferred charge (i.e., an asset).  The new standard is effective for periods beginning after December 15, 2015, which for us was January 1, 2016.  Early adoption is permitted for financial statements that have not been previously issued.  The new standard should be applied retrospectively to all periods presented in the financial statements.

In June 2015, at the Emerging Issues Task Force meeting, the FASB clarified that ASU 2015-03 does not address debt issuance costs related to revolving credit debt arrangements.  In connection therewith, at the June 2015 meeting, the SEC staff announced that it would not object to the presentation of issuance costs related to revolving debt arrangements as an asset that is amortized over the term of the arrangement.  In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which amended ASU 2015-03 to incorporate the conclusions reached by the SEC staff at its June 2015 Emerging Issues Task Force meeting.  The adoption of the new standard did not change the manner in which we present debt financing costs related to our revolving credit facility as it is still presented as an asset in our consolidated balance sheets.

Simplifying the Accounting for Measurement-Period Adjustments

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, (“ASU 2015-16”), which eliminates the requirement to restate prior period financial statements for measurement period adjustments related to business acquisitions.  The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified.  In addition, ASU 2015-16 requires that companies present separately on the face of the income statement, or disclose in the notes, the portion of the adjustment recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment had been recognized as of the acquisition date.    The new standard is effective for periods beginning after December 15, 2015, which for us was January 1, 2016. The new standard should be applied prospectively to measurement period adjustments that occur after the effective date.  Early adoption is permitted.  We have adopted the new standard and will prospectively apply the new standard to measurement period adjustments related to all future business acquisitions.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 3.	Restructuring and Integration Costs

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities, including the plant rationalization program and prior programs, as of December 31, 2015 and March 31, 2016 and activity for the three months ended March 31, 2016 consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2015	$270	$591	$861
Restructuring and integration costs:
Amounts provided for during 2016	241	—	241
Cash payments	(21)	(35)	(56)
Exit activity liability at March 31, 2016	$490	$556	$1,046

Plant Rationalization Program

In February 2016, in connection with our ongoing efforts to improve operating efficiencies and reduce costs, we finalized our intention to implement a plant rationalization initiative.  As part of the plant rationalization, we plan to relocate certain production activities from our Grapevine, Texas manufacturing facility to facilities in Greenville, South Carolina and Reynosa, Mexico, relocate certain service functions from Grapevine, Texas to our administrative offices in Lewisville, Texas, and close our Grapevine, Texas facility.  In addition, certain production activities will be relocated from our Greenville, South Carolina manufacturing facility to our manufacturing facility in Bialystok, Poland.  Restructuring and integration expenses expected to be incurred related to the program of approximately $5 million, consisting of employee severance and relocation of certain machinery and equipment, will be recognized throughout the program.  During the three months ended March 31, 2016, we recognized $0.2 million of restructuring and integration expenses related to the program.   We anticipate that the plant rationalization will be completed within 24 months.

Activity, by segment, for the three months ended March 31, 2016 related to our plant rationalization program consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2015	$—	$—	$—	$—
Restructuring and integration costs:
Amounts provided for during 2016	—	229	—	229
Cash payments	—	—	—	—
Exit activity liability at March 31, 2016	$—	$229	$—	$229

Prior Year Programs

Liabilities associated with the prior year restructuring and integration programs of $0.8 million as of March 31, 2016 relate primarily to employee severance and other retiree benefit enhancements to be paid through 2020 and environmental clean-up costs at our Long Island City, New York location in connection with the closure of our manufacturing operations at the site.  Restructuring and integration expenses for these programs for the three months ended March 31, 2016 and 2015 were not material.

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

Pursuant to these agreements, we sold $165.9 million and $144 million of receivables during the three months ended March 31, 2016 and 2015, respectively.  A charge in the amount of $4 million and $2.9 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months ended March 31, 2016 and 2015, respectively.  If we do not enter into these arrangements or if any of the financial institutions with which we enter into these arrangements were to experience financial difficulties or otherwise terminate these arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures to collect future trade accounts receivable.

Note 5.	Inventories

Inventories, which are stated at the lower of cost (determined by means of the first-in, first-out method) or market, consist of the following:

	March 31, 2016	December 31, 2015
	(In thousands)

Finished goods	$193,948	$186,782
Work in process	5,588	5,456
Raw materials	100,755	93,555
Total inventories	$300,291	$285,793

Note 6.	Acquired Intangible Assets

Acquired identifiable intangible assets consist of the following:

	March 31, 2016	December 31, 2015
	(In thousands)

Customer relationships	$48,368	$48,475
Trademarks and trade names	6,800	6,800
Non-compete agreements	970	970
Patents and supply contracts	723	723
Leaseholds	160	160
Total acquired intangible assets	57,021	57,128
Less accumulated amortization (1)	(30,222)	(29,040)
Net acquired intangible assets	$26,799	$28,088

(1)	Applies to all intangible assets, except for trademarks and trade names totaling $5.2 million, which have indefinite useful lives and, as such, are not being amortized.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Total amortization expense for acquired intangible assets was $1.2 million and $1.3 million for the three months ended March 31, 2016 and 2015, respectively.  Based on the current estimated useful lives assigned to our intangible assets, amortization expense is estimated to be $3.6 million for the remainder of 2016, $4.7 million in 2017, $4.5 million in 2018, $3.8 million in 2019 and $5 million in the aggregate for the years 2020 through 2029.

Note 7.	Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	March 31, 2016	December 31, 2015
	(In thousands)

Revolving credit facilities	$49,456	$47,427
Other	200	78
Total debt	$49,656	$47,505

Current maturities of debt	$49,498	$47,443
Long-term debt	158	62
Total debt	$49,656	$47,505

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

Borrowings under the new credit agreement are secured by substantially all of our assets, including accounts receivable, inventory and certain fixed assets, and those of certain of our subsidiaries.  Availability under the credit agreement is based on a formula of eligible accounts receivable, eligible inventory, eligible equipment and eligible fixed assets.  After taking into account outstanding borrowings under the credit agreement, there was an additional $151.7 million available for us to borrow pursuant to the formula at March 31, 2016.  Outstanding borrowings under the credit agreements, which are classified as current liabilities, were $49.5 million and $47.4 million at March 31, 2016 and December 31, 2015, respectively.  Borrowings under the restated credit agreement have been classified as current liabilities based upon the accounting rules and certain provisions in the agreement.

At March 31, 2016, the weighted average interest rate on our credit agreement was 2%, which consisted of $44 million in direct borrowings at 1.7% and an alternative base rate loan of $5.5 million at 3.8%.  At December 31, 2015, the weighted average interest rate on our credit agreement was 1.7%, which consisted of $44 million in direct borrowings at 1.6% and an alternative base rate loan of $3.4 million at 3.8%.  During the three months ended March 31, 2016, our average daily alternative base rate loan balance was $3.2 million compared to our average daily index loan balance of $4.3 million for the three months ended March 31, 2015 and our average daily alternative base rate/index loan balance of $4.9 million for the year ended December 31, 2015.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

At any time that our borrowing availability is less than the greater of either (a) $25 million, or 10% of the commitments if fixed assets are not included in the borrowing base, or (b) $31.25 million, or 12.5% of the commitments if fixed assets are included in the borrowing base, the terms of the credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain a fixed charge coverage ratio of 1:1 at the end of each fiscal quarter (rolling four quarters).  As of March 31, 2016, we were not subject to these covenants.  The credit agreement permits us to pay cash dividends of $20 million and make stock repurchases of $20 million in any fiscal year subject to a minimum availability of $25 million.  Provided specific conditions are met, the credit agreement also permits acquisitions, permissible debt financing, capital expenditures, and cash dividend payments and stock repurchases of greater than $20 million.

The new credit agreement also replaces our Canadian Credit Agreement with GE Canada Finance Holding Company.  The new agreement with JPMorgan Chase Bank, N.A. allows for a $10 million line of credit to Canada as part of the $250 million available for borrowing.

Deferred Financing Costs

We had deferred financing costs of $1.5 million and $1.6 million as of March 31, 2016 and December 31, 2015, respectively.  Deferred financing costs are related to our revolving credit facility.  Deferred financing costs as of March 31, 2016 are being amortized in the amounts of $0.3 million for the remainder of 2016, $0.3 million in 2017, $0.3 million in 2018, $0.3 million in 2019 and $0.3 million in 2020.

Note 8.	Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income by Component (in thousands)

	Foreign Currency Translation Adjustments	Unrecognized Postretirement Benefit Costs (Credit)	Total
Balance at December 31, 2015	$(5,958)	$(516)	$(6,474)
Other comprehensive income before reclassifications	1,785	4	1,789
Amounts reclassified from accumulated other comprehensive income	—	154	154
Other comprehensive income, net	1,785	158	1,943
Balance at March 31, 2016	$(4,173)	$(358)	$(4,531)

Reclassifications Out of Accumulated Other Comprehensive Income (in thousands)

Details About Accumulated Other Comprehensive Income Components	Three Months Ended March 31, 2016
Amortization of postretirement benefit plans:
Prior service benefit (1)	$(13)
Unrecognized loss (1)	275
Total before income tax	262
Income tax expense	(108)
Total reclassifications for the period	$154

(1)
These accumulated other comprehensive income components are included in the computation of net periodic postretirement benefit costs, which are included in selling, general and administrative expenses in our consolidated statements of operations (see Note 10 for additional details).

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

Our restricted and performance-based share activity was as follows for the three months ended March 31, 2016:

	Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2015	758,550	$27.19
Granted	—	—
Vested	—	—
Forfeited	(1,125)	32.40
Balance at March 31, 2016	757,425	$27.19

We recorded compensation expense related to restricted shares and performance-based shares of $1.1 million ($0.7 million, net of tax) and $1.3 million ($0.8 million, net of tax) for the three months ended March 31, 2016 and 2015, respectively. The unamortized compensation expense related to our restricted and performance-based shares was $11.2 million at March 31, 2016, and is expected to be recognized as they vest over a weighted average period of 5.6 years and 0.1 years for employees and directors, respectively.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 10.	Employee Benefits

The components of net periodic benefit cost for our postretirement benefit plans for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	Three Months Ended March 31,
Postretirement benefits	2016	2015
Service cost	$—	$—
Interest cost	3	7
Amortization of prior service cost	(13)	(29)
Actuarial net loss	275	434
Net periodic benefit cost	$265	$412

For the three months ended March 31, 2016, we made employee benefit contributions of $0.3 million related to our postretirement plans.  Based on current actuarial estimates, we believe we will be required to make approximately $2.6 million in contributions for 2016.

We maintain a defined contribution Supplemental Executive Retirement Plan for key employees.  Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees.  In March 2016, we made company contributions to the plan of $0.3 million related to calendar year 2015.

We also maintain a defined benefit unfunded Supplemental Executive Retirement Plan (“SERP”).  The SERP, as amended, is a defined benefit plan pursuant to which we will pay supplemental pension benefits to certain key employees upon the attainment of a contractual participant’s payment date based upon the employees’ years of service and compensation.  In October 2015, the sole remaining participant in the unfunded SERP reached his applicable payment date and, in connection therewith, received his corresponding lump-sum distribution of $7.6 million.  We recorded no expense related to the plan during the three months ended March 31, 2016.  Net periodic benefit cost of $0.2 million was recorded related to the plan for the three months ended March 31, 2015.

We also have an Employee Stock Ownership Plan and Trust for employees who are not covered by a collective bargaining agreement.  In connection therewith, we maintain an employee benefits trust to which we contribute shares of treasury stock.  We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under the plan. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released.  The trustees will vote the shares in accordance with their fiduciary duties.  During the three months ended March 31, 2016, we contributed to the trust an additional 59,200 shares from our treasury and released 59,200 shares from the trust leaving 200 shares remaining in the trust as of March 31, 2016.

Note 11.	Fair Value Measurements

The carrying value of our financial instruments consisting of cash and cash equivalents, deferred compensation, and short term borrowings approximate their fair value.  In each instance, fair value is determined after considering Level 1 inputs under the three-level fair value hierarchy.  For fair value purposes, the carrying value of cash and cash equivalents approximates fair value due to the short maturity of those investments.  The fair value of the assets held by the deferred compensation plan are based on the quoted market prices of the underlying funds which are held in registered investment companies. The carrying value of our revolving credit facilities, classified as short term borrowings, equals fair market value because the interest rate reflects current market rates.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 12.	Earnings Per Share

The following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and dilutive net earnings per common share (in thousands, except per share data):

	Three Months Ended March 31,
Basic Net Earnings Per Common Share:	2016	2015
Earnings from continuing operations	$12,656	$9,339
Loss from discontinued operations	(452)	(391)
Net earnings available to common stockholders	$12,204	$8,948

Weighted average common shares outstanding	22,642	22,911

Earnings from continuing operations per common share	$0.56	$0.41
Loss from discontinued operations per common share	(0.02)	(0.02)
Basic net earnings per common share	$0.54	$0.39

Diluted Net Earnings Per Common Share:
Earnings from continuing operations	$12,656	$9,339
Loss from discontinued operations	(452)	(391)
Net earnings available to common stockholders	$12,204	$8,948

Weighted average common shares outstanding	22,642	22,911
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock and performance stock	303	323
Dilutive effect of stock options	—	4
Weighted average common shares outstanding – Diluted	22,945	23,238

Earnings from continuing operations per common share	$0.55	$0.40
Loss from discontinued operations per common share	(0.02)	(0.01)
Diluted net earnings per common share	$0.53	$0.39

The shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):

	Three Months Ended March 31,
	2016	2015
Stock options	—	3
Restricted and performance shares	358	358

Note 13.	Industry Segments

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following tables show our net sales, intersegment revenue and operating income by our operating segments (in thousands):

	Three Months Ended March 31,
	2016	2015
Net Sales
Engine Management	$180,681	$177,071
Temperature Control	56,766	48,728
All Other	1,464	1,790
Consolidated	$238,911	$227,589

Intersegment Revenue
Engine Management	$4,872	$5,023
Temperature Control	1,594	1,444
All Other	(6,466)	(6,467)
Consolidated	$—	$—

Operating Income
Engine Management	$24,204	$21,716
Temperature Control	2,167	(1,419)
All Other	(6,352)	(5,382)
Consolidated	$20,019	$14,915

Note 14.	Commitments and Contingencies

Asbestos

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001 and the amounts paid for indemnity and defense thereof.  At March 31, 2016, approximately 1,620 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through March 31, 2016, the amounts paid for settled claims are approximately $19.2 million.

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

Warranties

We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time of the product depending on the nature of the product.  As of March 31, 2016 and 2015, we have accrued $26.4 million and $20 million, respectively, for estimated product warranty claims included in accrued customer returns. The accrued product warranty costs are based primarily on historical experience of actual warranty claims.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table provides the changes in our product warranties (in thousands):

	Three Months Ended March 31,
	2016	2015

Balance, beginning of period	$23,395	$19,328
Liabilities accrued for current year sales	22,581	21,036
Settlements of warranty claims	(19,572)	(20,379)
Balance, end of period	$26,404	$19,985

Index
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Index
Interim Results of Operations:

Comparison of the Three Months Ended March 31, 2016 to the Three Months Ended March 31, 2015

Sales.  Consolidated net sales for the three months ended March 31, 2016 were $238.9 million, an increase of $11.3 million, or 5%, compared to $227.6 million in the same period of 2015.  Consolidated net sales increased due to the higher results achieved by both our Engine Management and Temperature Control Segments.

The following table summarizes consolidated net sales and gross margins by segment for the quarters ended March 31, 2016 and 2015, respectively (in thousands):

Three Months Ended March 31,	Engine Management	Temperature Control	Other	Total
2016
Net sales	$180,681	$56,766	$1,464	$238,911
Gross margins	57,276	14,090	1,630	72,996
Gross margin percentage	31.7%	24.8%	—	30.6%

2015
Net sales	$177,071	$48,728	$1,790	$227,589
Gross margins	51,702	9,827	2,360	63,889
Gross margin percentage	29.2%	20.2%	—	28.1%

Engine Management’s net sales increased $3.6 million, or 2%, to $180.7 million for the first quarter of 2016.  Net sales increased year-over-year within our low-to-mid single digit sales forecast.

Temperature Control’s net sales increased $8 million, or 16.5%, to $56.8 million for the first quarter of 2016.  Temperature Control net sales in the first quarter of the year reflect early pre-season orders as customers stock their shelves for the upcoming summer season.  Demand for our Temperature Control products during the second and third quarter of each year may vary significantly with summer weather conditions and customer inventories.

Gross Margins.  Gross margins, as a percentage of consolidated net sales, increased to 30.6% in the first quarter of 2016, compared to 28.1% in the first quarter of 2015.  Gross margins at Engine Management increased 2.5 percentage points from 29.2% to 31.7%, and gross margins at Temperature Control increased 4.6 percentage points from 20.2% to 24.8%.  The gross margin percentage increase in Engine Management compared to the prior year was primarily the result of the year-over-year increase in production volume, and the impact of one-time costs incurred in the prior year’s first quarter to improve our diesel manufacturing production processes and quality controls not incurred in the first quarter of 2016.  The gross margin percentage increase in Temperature Control compared to the prior year resulted primarily from year-over-year increased production volumes, and unabsorbed manufacturing overheads charged in the prior year’s first quarter results which negatively impacted first quarter 2015 gross margins.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) increased to $53 million, or 22.2% of consolidated net sales, in the first quarter of 2016, as compared to $49.2 million, or 21.6% of consolidated net sales in the first quarter of 2015.  The $3.8 million increase in SG&A expenses as compared to the first quarter of 2015 reflects higher selling and marketing costs, higher distribution expenses, and higher costs incurred in our accounts receivable factoring program.

Restructuring and Integration Expenses.  Restructuring and integration expenses for the first quarter of 2016 and 2015 were $0.2 million and $0.1 million, respectively.  The year-over-year increase in restructuring and integration expenses of $0.1 million reflects the impact of the plant rationalization program that commenced in February 2016.

Index
Other Income, Net. Other income, net was $0.3 million in both the first quarter of 2016 and 2015.  During the first quarter of 2016 and 2015, we recognized $0.3 million of deferred gain related to the sale-leaseback of our Long Island City, New York facility.

Operating Income.  Operating income increased to $20 million in the first quarter of 2016, compared to $14.9 million in the first quarter of 2015.  The increase of $5.1 million is the result of higher consolidated net sales and higher gross margins as a percentage of consolidated net sales offset, in part, by higher SG&A expenses.

Other Non-Operating Income, Net.  Other non-operating income, net was $0.3 million in the first quarter of 2016, compared to other non-operating income, net of $0.2 million in the first quarter of 2015.  The year-over-year improvement in other non-operating income, net results primarily from the improved equity income from our joint ventures.

Interest Expense.  Interest expense decreased to $0.3 million in the first quarter of 2016 compared to $0.4 million in the same period of 2015 as average outstanding borrowings during the quarter decreased year-over-year.

Income Tax Provision.  The income tax provision in the first quarter of 2016 was $7.4 million at an effective tax rate of 36.8% compared to $5.3 million at an effective tax rate of 36.2% for the same period in 2015.

Loss from Discontinued Operations.  Loss from discontinued operations, net of tax, reflects legal expenses associated with our asbestos related liability.  We recorded a $0.5 million and $0.4 million loss from discontinued operations for the first quarter of 2016 and 2015, respectively.  As discussed more fully in Note 14 in the notes to our consolidated financial statements (unaudited), we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Restructuring and Integration Costs

For a detailed discussion on the restructuring and integration costs, see Note 3, “Restructuring and Integration Costs,” of the notes to our consolidated financial statements (unaudited).

Liquidity and Capital Resources

Operating Activities. During the first three months of 2016, cash used in operating activities was $1.3 million compared to cash used in operating activities of $14.2 million in the same period of 2015.  The year-over-year increase in operating cash flow is primarily the result of the increase in net earnings, the smaller year-over-year increase in accounts receivable, and the larger year-over-year increase in accounts payable, partially offset by a larger year-over-year increase in inventories.

Net earnings during the first quarter of 2016 were $12.2 million compared to $8.9 million in the first quarter of 2015.  During the first three months of 2016, (1) the increase in accounts receivable was $19.3 million compared to the year-over-year increase in accounts receivable of $25.3 million in 2015; (2) the increase in accounts payable was $11.4 million compared to the year-over-year increase in accounts payable of $5.3 million in 2015; and (3) the increase in inventories was $14.6 million compared to the year-over-year increase in inventories of $7.5 million in 2015.  We continue to actively manage our working capital to maximize our operating cash flow.

Investing Activities.  Cash used in investing activities was $4.1 million in the first three months of 2016, compared to $4 million in the same period of 2015.  Investing activities during the first quarter of 2016 and 2015 consisted of capital expenditures of $4.1 million and $4 million, respectively.

Index
Financing Activities.  Cash used in financing activities was $0.2 million in the first three months of 2016 compared to cash provided by financing activities of $13.1 million in the same period of 2015.  During the first three months of 2016, we increased borrowings under our revolving credit facility by $2 million as compared to the increase in borrowings under our revolving credit facility of $15 million in 2015; we repurchased 10,135 shares of our common stock for $0.4 million, thereby completing the 2015 Board of Directors authorizations; and we paid dividends of $3.8 million as compared to $3.4 million in the comparable period last year.  In January 2016, our Board of Directors voted to increase our quarterly dividend from $0.15 per share in 2015 to $0.17 per share in 2016.

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

Borrowings under the new credit agreement are secured by substantially all of our assets, including accounts receivable, inventory and certain fixed assets, and those of certain of our subsidiaries.  Availability under the credit agreement is based on a formula of eligible accounts receivable, eligible inventory, eligible equipment and eligible fixed assets.  After taking into account outstanding borrowings under the credit agreement, there was an additional $151.7 million available for us to borrow pursuant to the formula at March 31, 2016.  Outstanding borrowings under the credit agreements, which are classified as current liabilities, were $49.5 million and $47.4 million at March 31, 2016 and December 31, 2015, respectively.  Borrowings under the restated credit agreement have been classified as current liabilities based upon the accounting rules and certain provisions in the agreement.

At March 31, 2016, the weighted average interest rate on our credit agreement was 2%, which consisted of $44 million in direct borrowings at 1.7% and an alternative base rate loan of $5.5 million at 3.8%.  At December 31, 2015, the weighted average interest rate on our credit agreement was 1.7%, which consisted of $44 million in direct borrowings at 1.6% and an alternative base rate loan of $3.4 million at 3.8%.  During the three months ended March 31, 2016, our average daily alternative base rate loan balance was $3.2 million compared to our average daily index loan balance of $4.3 million for the three months ended March 31, 2015 and our average daily alternative base rate/index loan balance of $4.9 million for the year ended December 31, 2015.

At any time that our borrowing availability is less than the greater of either (a) $25 million, or 10% of the commitments if fixed assets are not included in the borrowing base, or (b) $31.25 million, or 12.5% of the commitments if fixed assets are included in the borrowing base, the terms of the credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain a fixed charge coverage ratio of 1:1 at the end of each fiscal quarter (rolling four quarters).  As of March 31, 2016, we were not subject to these covenants.  The credit agreement permits us to pay cash dividends of $20 million and make stock repurchases of $20 million in any fiscal year subject to a minimum availability of $25 million.  Provided specific conditions are met, the credit agreement also permits acquisitions, permissible debt financing, capital expenditures, and cash dividend payments and stock repurchases of greater than $20 million.

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

Index
Pursuant to these agreements, we sold $165.9 million and $144 million of receivables during the three months ended March 31, 2016 and 2015, respectively.  A charge in the amount of $4 million and $2.9 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months ended March 31, 2016 and 2015, respectively.  If we do not enter into these arrangements or if any of the financial institutions with which we enter into these arrangements were to experience financial difficulties or otherwise terminate these arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures to collect future trade accounts receivable.

In February 2016, in connection with our ongoing efforts to improve operating efficiencies and reduce costs, we finalized our intention to implement a plant rationalization initiative.  As part of the plant rationalization, we plan to relocate certain production activities from our Grapevine, Texas manufacturing facility to facilities in Greenville, South Carolina and Reynosa, Mexico, relocate certain service functions from Grapevine, Texas to our administrative offices in Lewisville, Texas, and close our Grapevine, Texas facility.  In addition, certain production activities will be relocated from our Greenville, South Carolina manufacturing facility to our manufacturing facility in Bialystok, Poland.  One-time plant rationalization costs of approximately $9 million are expected to be incurred in 2016 and 2017 consisting of restructuring and integration expenses of approximately $5 million related to employee severance and relocation of certain machinery and equipment; capital expenditures of approximately $2.6 million; and temporary incremental operating expenses of approximately $1.4 million.  Substantially all of the one-time plant rationalization costs are expected to result in future cash expenditures and will be recognized throughout the program.  During the three months ended March 31, 2016, we recognized $0.2 million of restructuring and integration expenses related to the program.   We anticipate that the plant rationalization will be completed within 24 months.

We anticipate that our cash flow from operations, available cash and available borrowings under our revolving credit facility will be adequate to meet our future liquidity needs for at least the next twelve months.  Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity or capital requirements.  If material adverse developments were to occur in any of these areas, there can be no assurance that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our revolving credit facility in amounts sufficient to enable us to pay the principal and interest on our indebtedness, or to fund our other liquidity needs.  In addition, if we default on any of our indebtedness, or breach any financial covenant in our revolving credit facility, our business could be adversely affected. For further information regarding the risks of our business, please refer to the Risk Factors section of our Annual Report on Form 10-K for the year ending December 31, 2015.

The following table summarizes our contractual commitments as of March 31, 2016 and expiration dates of commitments through 2025 (a) (b):

(In thousands)	2016	2017	2018	2019	2020	2021-2025	Total
Lease obligations	$5,545	$6,278	$4,421	$2,645	$2,303	$6,269	$27,461
Postretirement benefits	1,926	63	59	54	50	181	2,333
Severance payments related to restructuring and integration	166	210	100	12	2	—	490
Total commitments	$7,637	$6,551	$4,580	$2,711	$2,355	$6,450	$30,284

(a)	Indebtedness under our revolving credit facilities is not included in the table above as it is reported as a current liability in our consolidated balance sheets. As of March 31, 2016, amounts outstanding under our revolving credit facilities were $49.5 million.

(b)	Severance payments related to restructuring and integration in the table above includes $0.2 million of restructuring and integration expenses recognized during the three months ended March 31, 2016 related to the plant rationalization program initiated in February 2016. We anticipate a total charge of approximately $3.4 million to be recorded within the next 24 months related to the program.

Index
Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results. There have been no material changes to our critical accounting policies and estimates from the information provided in Note 1 of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015.  You should be aware that preparation of our consolidated quarterly financial statements in this Report requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods.  We can give no assurances that actual results will not differ from those estimates.  Although we do not believe that there is a reasonable likelihood that there will be a material change in the future estimate or in the assumptions that we use in calculating the estimate, unforeseen changes in the industry, or business could materially impact the estimate and may have a material adverse effect on our business, financial condition and results of operations.

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

Sales Returns and Other Allowances and Allowance for Doubtful Accounts.  We must make estimates of potential future product returns related to current period product revenue. We analyze historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period.  At March 31, 2016, the allowance for sales returns was $42 million.

Index
Similarly, we must make estimates of the uncollectability of our accounts receivable. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit‑worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  In January 2016, one of our customers filed a petition for bankruptcy.  In connection with the bankruptcy filing, we evaluated our potential risk and exposure, and estimated our anticipated recovery as related to our outstanding accounts receivable balance from the customer.  As a result of our evaluations, we recorded a net $3.5 million pre-tax charge during the year ended December 31, 2015, and an additional net $0.8 million pre-tax charge during the three months ended March 31, 2016, which resulted in the write-off of our entire accounts receivable balance from the customer as of March 31, 2016.  At March 31, 2016, the allowance for doubtful accounts and for discounts was $4.7 million.

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

The valuation allowance of $0.4 million as of March 31, 2016 is intended to provide for the uncertainty regarding the ultimate realization of our U.S. foreign tax credit carryovers and foreign net operating loss carryovers. The assessment of the adequacy of our valuation allowance is based on our estimates of taxable income in these jurisdictions and the period over which our deferred tax assets will be recoverable.

In the event that actual results differ from these estimates, or we adjust these estimates in future periods for current trends or expected changes in our estimating assumptions, we may need to modify the level of the valuation allowance which could materially impact our business, financial condition and results of operations.

Index
In accordance with generally accepted accounting practices, we recognize in our financial statements only those tax positions that meet the more-likely-than-not-recognition threshold. We establish tax reserves for uncertain tax positions that do not meet this threshold.  As of March 31, 2016, we do not believe there is a need to establish a liability for uncertain tax positions.  Penalties associated with income tax matters are included in the provision for income taxes in our consolidated statement of operations.

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

Index
Postretirement Medical Benefits.  Each year, we calculate the costs of providing retiree benefits under the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 712, Nonretirement Postemployment Benefits.  The determination of postretirement plan obligations and their associated costs requires the use of actuarial computations to estimate participant plan benefits the employees will be entitled to.  The key assumptions used in making these calculations are the eligibility criteria of participants and the discount rate used to value the future obligation.  The discount rate reflects the yields available on high-quality, fixed-rate debt securities.

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

Index
Recently Issued Accounting Pronouncements

For a detailed discussion on recently issued accounting pronouncements and their impact on our consolidated financial statements, see Note 2, “Summary of Significant Accounting Policies” of the notes to our consolidated financial statements (unaudited).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk, primarily related to foreign currency exchange and interest rates.  These exposures are actively monitored by management.  Our exposure to foreign exchange rate risk is due to certain costs, revenues and borrowings being denominated in currencies other than one of our subsidiary’s functional currency. Similarly, we are exposed to market risk as the result of changes in interest rates, which may affect the cost of our financing. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures.  We do not hold or issue derivative financial instruments for trading or speculative purposes.  As of March 31, 2016, we do not have any derivative financial instruments.

Exchange Rate Risk

We have exchange rate exposure, primarily, with respect to the Canadian Dollar, the Euro, the British Pound, the Polish Zloty, the Mexican Peso, the Taiwan Dollar, the Chinese Yuan Renminbi and the Hong Kong Dollar.  As of March 31, 2016 and December 31, 2015, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore, the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows.  This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the incremental effect of such a change on our foreign currency denominated revenues.

Interest Rate Risk

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio.  To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements.  We invest our excess cash in highly liquid short-term investments.  Substantially all of our debt is variable rate debt as of March 31, 2016 and December 31, 2015.

In addition, from time to time, we sell undivided interests in certain of our receivables to financial institutions.  We enter these agreements at our discretion when we determine that the cost of factoring is less than the cost of servicing our receivables with existing debt.  During the three months ended March 31, 2016, we sold $165.9 million of receivables.  Depending upon the level of sales of receivables pursuant these agreements, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the margin rate may have an approximate $1.7 million negative impact on our earnings or cash flows during the three months ended March 31, 2016.  The charge related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations.

Other than the aforementioned, there have been no significant changes to the information presented in Item 7A (Market Risk) of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

During the quarter ended March 31, 2016, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by this Item is incorporated herein by reference to the information set forth in Item 1, “Consolidated Financial Statements” of this Report under the captions “Asbestos” and “Other Litigation” appearing in Note 14, “Commitments and Contingencies,” of the notes to our consolidated financial statements (unaudited).

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to the Company’s purchases of its common stock for the first quarter of 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (2)

January 1 – 31, 2016	10,135	$37.24	10,135	—
February 1 – 29, 2016	—	—	—	—
March 1 – 31, 2016	—	—	—	—
Total	10,135	$37.24	10,135	—

(1)	All shares were purchased through the publicly announced stock repurchase programs in open-market transactions.

(2)	This completed our 2015 Board of Directors authorized stock repurchase programs. In total, under these programs we repurchased 561,926 shares of our common stock at a total cost of $20 million. In January 2016, we repurchased 10,135 shares of our common stock under these programs at a cost of $0.4 million.

Index
ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD MOTOR PRODUCTS, INC.
(Registrant)

Date: May 5, 2016	/s/ James J. Burke
James J. Burke
Executive Vice President Finance,
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