Form 10-Q
period 2016-06-30
STANDARD MOTOR PRODUCTS INC
filed 2016-08-04
CIK 93389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2016

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
Yes ☐      No ☑

As of the close of business on August 1, 2016, there were 22,716,279 outstanding shares of the registrant’s Common Stock, par value $2.00 per share.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

Index
PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2016	2015	2016	2015
	(Unaudited)		(Unaudited)

Net sales	$288,977	$269,382	$527,888	$496,971
Cost of sales	201,901	196,622	367,816	360,322
Gross profit	87,076	72,760	160,072	136,649
Selling, general and administrative expenses	54,758	51,736	107,756	100,934
Restructuring and integration expenses (income)	771	(26)	1,012	31
Other income, net	297	262	559	543
Operating income	31,844	21,312	51,863	36,227
Other non-operating income, net	265	548	598	699
Interest expense	394	480	705	906
Earnings from continuing operations before taxes	31,715	21,380	51,756	36,020
Provision for income taxes	11,853	7,572	19,238	12,873
Earnings from continuing operations	19,862	13,808	32,518	23,147
Loss from discontinued operations, net of income taxes	(618)	(430)	(1,070)	(821)
Net earnings	$19,244	$13,378	$31,448	$22,326

Per Share Data:
Net earnings per common share – Basic:
Earnings from continuing operations	$0.87	$0.60	$1.43	$1.01
Discontinued operations	(0.02)	(0.02)	(0.04)	(0.04)
Net earnings per common share – Basic	$0.85	$0.58	$1.39	$0.97

Net earnings per common share – Diluted:
Earnings from continuing operations	$0.86	$0.59	$1.41	$1.00
Discontinued operations	(0.02)	(0.01)	(0.04)	(0.04)
Net earnings per common share – Diluted	$0.84	$0.58	$1.37	$0.96

Dividend declared per share	$0.17	$0.15	$0.34	$0.30

Average number of common shares	22,705,310	22,917,718	22,673,811	22,914,322
Average number of common shares and dilutive common shares	23,018,730	23,261,094	22,988,502	23,256,255

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
	(Unaudited)		(Unaudited)

Net earnings	$19,244	$13,378	$31,448	$22,326
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,938)	822	(153)	(2,252)
Pension and postretirement plans:
Amortization of:
Prior service benefit	(14)	(29)	(27)	(58)
Unrecognized loss	115	512	390	1,130
Unrecognized actuarial gains	301	421	301	421
Foreign currency exchange rate changes	--	25	4	33
Income tax expense related to pension and postretirement plans	(164)	(367)	(272)	(608)
Pension and postretirement plans, net of tax	238	562	396	918
Total other comprehensive income (loss), net of tax	(1,700)	1,384	243	(1,334)
Comprehensive income	$17,544	$14,762	$31,691	$20,992

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,395	$18,800
Accounts receivable, less allowances for discounts and doubtful accounts of $4,850 and $4,246 for 2016 and 2015, respectively	168,435	123,853
Inventories	317,429	285,793
Deferred income taxes	41,926	40,626
Prepaid expenses and other current assets	7,680	10,668
Total current assets	547,865	479,740

Property, plant and equipment, net of accumulated depreciation of $198,066 and $194,077 for 2016 and 2015, respectively	75,224	68,882
Goodwill	67,207	54,881
Other intangibles, net	68,625	29,386
Deferred income taxes	7,863	10,737
Other assets	36,626	37,438
Total assets	$803,410	$681,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$99,994	$47,427
Current portion of long-term debt	42	16
Accounts payable	99,158	72,711
Sundry payables and accrued expenses	42,305	40,706
Accrued customer returns	44,363	38,812
Accrued rebates	30,495	27,196
Payroll and commissions	21,439	17,048
Total current liabilities	337,796	243,916

Long-term debt	144	62
Other accrued liabilities	13,271	12,922
Accrued asbestos liabilities	31,717	32,185
Total liabilities	382,928	289,085

Commitments and contingencies

Stockholders’ equity:
Common stock – par value $2.00 per share:
Authorized – 30,000,000 shares; issued 23,936,036 shares	47,872	47,872
Capital in excess of par value	95,901	93,247
Retained earnings	315,224	291,481
Accumulated other comprehensive income	(6,231)	(6,474)
Treasury stock – at cost (1,220,732 shares and 1,295,316 shares in 2016 and 2015, respectively)	(32,284)	(34,147)
Total stockholders’ equity	420,482	391,979
Total liabilities and stockholders’ equity	$803,410	$681,064

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Six Months Ended June 30,
	2016	2015
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$31,448	$22,326
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9,269	8,552
Amortization of deferred financing cost	167	348
Increase to allowance for doubtful accounts	412	39
Increase to inventory reserves	2,351	396
Amortization of deferred gain on sale of building	(524)	(524)
Equity income from joint ventures	(385)	(966)
Employee Stock Ownership Plan allocation	1,011	1,104
Stock-based compensation	2,736	2,927
Excess tax benefits related to exercise of employee stock grants	(137)	(130)
Decrease (increase) in deferred income taxes	1,383	(53)
Loss on discontinued operations, net of tax	1,070	821
Change in assets and liabilities:
Increase in accounts receivable	(41,726)	(34,563)
Increase in inventories	(20,819)	(820)
Decrease (increase) in prepaid expenses and other current assets	4,073	(489)
Increase in accounts payable	18,989	18,327
Increase in sundry payables and accrued expenses	13,381	9,947
Net change in other assets and liabilities	1,029	(1,070)
Net cash provided by operating activities	23,728	26,172

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and investments in businesses	(67,289)	—
Capital expenditures	(10,134)	(10,184)
Other investing activities	5	26
Net cash used in investing activities	(77,418)	(10,158)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under line-of-credit agreements	52,567	(3,642)
Net borrowings (payments) of long-term debt and capital lease obligations	109	(119)
Purchase of treasury stock	(377)	(7,046)
Increase in overdraft balances	2,472	279
Proceeds from exercise of employee stock options	—	109
Excess tax benefits related to the exercise of employee stock grants	137	130
Dividends paid	(7,705)	(6,876)
Net cash provided by (used in) financing activities	47,203	(17,165)
Effect of exchange rate changes on cash	82	127
Net decrease in cash and cash equivalents	(6,405)	(1,024)
CASH AND CASH EQUIVALENTS at beginning of period	18,800	13,728
CASH AND CASH EQUIVALENTS at end of period	$12,395	$12,704

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$516	$558
Income taxes	$13,376	$13,987

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2016
(Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
(In thousands)
Balance at December 31, 2015	$47,872	$93,247	$291,481	$(6,474)	$(34,147)	$391,979
Net earnings	—	—	31,448	—	—	31,448
Other comprehensive income (loss), net of tax	—	—	—	243	—	243
Cash dividends paid	—	—	(7,705)	—	—	(7,705)
Purchase of treasury stock	—	—	—	—	(377)	(377)
Stock-based compensation and related tax benefits	—	2,199	—	—	674	2,873
Employee Stock Ownership Plan	—	455	—	—	1,566	2,021
Balance at June 30, 2016	$47,872	$95,901	$315,224	$(6,231)	$(32,284)	$420,482

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

Recently Issued Accounting Pronouncements

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASU 2016-02”), which outlines the need to recognize a right-of-use asset and a lease liability for virtually all leases (other than leases that meet the definition of a short-term lease).  For income statement purposes, the FASB retained the dual model, requiring leases to be classified as either operating or financing.  Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern.  The new standard is effective for annual reporting periods beginning after December 15, 2018, which for us is January 1, 2019, and interim periods within those annual periods. The new standard must be adopted utilizing a modified retrospective transition, and provides for certain expedients.  Early adoption is permitted. The new standard will require that we recognize all of our leases, including our current operating leases, on the balance sheet.  We are currently evaluating the impact the new standard will have on our consolidated financial statements, and when we will adopt the new standard.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Simplifying the Measurement of Inventory

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, (“ASU 2015-11”), which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value for entities that do not measure inventory using the last-in, first-out, or retail inventory method.  This ASU applies to all other inventory, which includes inventory that is measured using first-in, first-out or average cost.  In addition, ASU 2015-11 eliminates the requirement for these entities to consider replacement cost or net realizable value less an approximate normal profit margin when measuring inventory.  The new standard is effective for periods beginning after December 15, 2016, which for us is January 1, 2017. The new standard should be applied prospectively.  Early adoption is permitted.  We do not anticipate that the adoption of ASU 2015-11 will have a material effect on our consolidated financial statements.

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, (“ASU 2015-03”), which requires that debt issuance costs be presented in the balance sheet as a direct deduction of the carrying value of the associated debt liability.  Under the then existing guidance, debt issuance costs were required to be presented in the balance sheet as a deferred charge (i.e., an asset).  The new standard is effective for periods beginning after December 15, 2015, which for us was January 1, 2016.  Early adoption is permitted for financial statements that have not been previously issued.  The new standard should be applied retrospectively to all periods presented in the financial statements.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 3.       Business Acquisitions and Investments

In May 2016, we acquired the North American automotive ignition wire business of General Cable Corporation for approximately $67.5 million, subject to post-closing adjustments.  The acquisition was paid for in cash funded by our revolving credit facility with JPMorgan Chase, as agent.  The acquisition includes the purchase of certain assets and the assumption of certain liabilities of General Cable Corporation’s (and certain of its affiliates) automotive ignition wire business in North America as well as 100% of the equity interests of a General Cable subsidiary in Nogales, Mexico.  Revenues generated from the acquired business were approximately $96 million for the year ended December 31, 2015.

The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed, based on their fair values (in thousands):

Purchase Price		$67,451
Assets acquired and liabilities assumed:
Receivables	$3,130
Inventory	12,567
Other current and noncurrent assets (1)	334
Property, plant and equipment, net	2,660
Intangible assets	42,440
Goodwill	12,516
Current liabilities	(6,196)
Net assets acquired		$67,451

(1)	Other current and noncurrent assets includes $0.2 million of cash acquired.

Intangible assets acquired of $42.4 million consists of customer relationships of $39.4 million that will be amortized on a straight-line basis over the estimated useful life of 15 years; a non-compete agreement of $2.2 million that will be amortized on a straight-line basis over the estimated useful life of 5 years; and a supply agreement of $0.8 million that will be amortized on a straight-line basis over the estimated useful life of 1 year.  Goodwill of $12.5 million was allocated to the Engine Management Segment and is deductible for income tax purposes.  The goodwill reflects relationships, business specific knowledge and the replacement cost of an assembled workforce associated with personal reputations, as well as the value of expected synergies.

Revenues included in our consolidated statements of operations for the acquisition was $8.5 million from the date of acquisition through June 30, 2016.

Pro Forma Information (Unaudited)

The following table summarizes certain supplemental unaudited pro forma financial information which was prepared as if the acquisition of the North American automotive ignition wire business of General Cable Corporation described above had occurred as of January 1, 2015.  The unaudited pro forma financial information was prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition been made at that time, or of results which may occur in the future.  Supplemental unaudited pro forma financial information for the acquisition is as follows (in thousands):

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
	Reported	Pro Forma	Reported	Pro Forma

Revenues	$288,977	$304,481	$269,382	$294,978
Net earnings	19,244	20,258	13,378	12,481

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Reported	Pro Forma	Reported	Pro Forma

Revenues	$527,888	$567,219	$496,971	$548,726
Net earnings	31,448	32,629	22,326	23,050

Note 4.       Restructuring and Integration Costs

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities, including the plant rationalization program and other prior year restructuring programs as of December 31, 2015 and June 30, 2016 and activity for the six months ended June 30, 2016 consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2015	$270	$591	$861
Restructuring and integration costs:
Amounts provided for during 2016	1,012	—	1,012
Cash payments	(165)	(42)	(207)
Exit activity liability at June 30, 2016	$1,117	$549	$1,666

Plant Rationalization Program

In February 2016, in connection with our ongoing efforts to improve operating efficiencies and reduce costs, we finalized our intention to implement a plant rationalization initiative.  As part of the plant rationalization, we plan to relocate certain production activities from our Grapevine, Texas manufacturing facility to facilities in Greenville, South Carolina and Reynosa, Mexico, relocate certain service functions from Grapevine, Texas to our administrative offices in Lewisville, Texas, and close our Grapevine, Texas facility.  In addition, certain production activities will be relocated from our Greenville, South Carolina manufacturing facility to our manufacturing facility in Bialystok, Poland.  Restructuring and integration expenses expected to be incurred related to the program of approximately $5 million, consisting of employee severance and relocation of certain machinery and equipment, will be recognized throughout the program.  During the six months ended June 30, 2016, we recognized $1 million of restructuring and integration expenses related to the program.  We anticipate that the plant rationalization will be completed by February 2018.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Activity, by segment, for the six months ended June 30, 2016 related to our plant rationalization program consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2015	$—	$—	$—	$—
Restructuring and integration costs:
Amounts provided for during 2016	99	904	—	1,003
Cash payments	(99)	(40)	—	(139)
Exit activity liability at June 30, 2016	$—	$864	$—	$864

Prior Year Programs

Liabilities associated with the prior year restructuring and integration programs of $0.8 million as of June 30, 2016 relate primarily to employee severance and other retiree benefit enhancements to be paid through 2020 and environmental clean-up costs at our Long Island City, New York location in connection with the closure of our manufacturing operations at the site.  Restructuring and integration expenses for these programs for the six months ended June 30, 2016 and 2015 were not material.

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

Pursuant to these agreements, we sold $201.7 million and $367.6 million of receivables during the three months and six months ended June 30, 2016, respectively, and $196.6 million and $340.6 million for the comparable periods in 2015.  A charge in the amount of $4.9 million and $8.9 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months and six months ended June 30, 2016, respectively, and $4 million and $6.9 million for the comparable periods in 2015.  If we do not enter into these arrangements or if any of the financial institutions with which we enter into these arrangements were to experience financial difficulties or otherwise terminate these arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures to collect future trade accounts receivable.

Note 6.       Inventories

Inventories, which are stated at the lower of cost (determined by means of the first-in, first-out method) or market, consist of the following:

	June 30, 2016	December 31, 2015
	(In thousands)

Finished goods	$205,682	$186,782
Work-in-process	6,088	5,456
Raw materials	105,659	93,555
Total inventories	$317,429	$285,793

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 7.        Acquired Intangible Assets

Acquired identifiable intangible assets consist of the following:

	June 30, 2016	December 31, 2015
	(In thousands)

Customer relationships	$87,506	$48,475
Trademarks and trade names	6,800	6,800
Non-compete agreements	3,208	970
Patents	723	723
Supply agreements	800	—
Leaseholds	160	160
Total acquired intangible assets	99,197	57,128
Less accumulated amortization (1)	(31,667)	(29,040)
Net acquired intangible assets	$67,530	$28,088

(1)	Applies to all intangible assets, except for trademarks and trade names totaling $5.2 million, which have indefinite useful lives and, as such, are not being amortized.

In May 2016, we acquired the North American automotive ignition wire business of General Cable Corporation.  Intangible assets acquired in the acquisition of $42.4 million consists of customer relationships of $39.4 million that will be amortized on a straight-line basis over the estimated useful life of 15 years; a non-compete agreement of $2.2 million that will be amortized on a straight-line basis over the estimated useful life of 5 years; and a supply agreement of $0.8 million that will be amortized on a straight-line basis over the estimated useful life of 1 year.

Total amortization expense for acquired intangible assets was $1.5 million and $2.7 million for the three months and six months ended June 30, 2016, respectively, and $1.2 million and $2.5 million for the comparable periods in 2015.  Based on the current estimated useful lives assigned to our acquired intangible assets, amortization expense is estimated to be $4.3 million for the remainder of 2016, $8.1 million in 2017, $7.6 million in 2018, $6.4 million in 2019 and $35.9 million in the aggregate for the years 2020 through 2031.

Note 8.        Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	June 30, 2016	December 31, 2015
	(In thousands)

Revolving credit facilities	$99,994	$47,427
Other	186	78
Total debt	$100,180	$47,505

Current maturities of debt	$100,036	$47,443
Long-term debt	144	62
Total debt	$100,180	$47,505

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

Borrowings under the new credit agreement are secured by substantially all of our assets, including accounts receivable, inventory and certain fixed assets, and those of certain of our subsidiaries.  Availability under the credit agreement is based on a formula of eligible accounts receivable, eligible inventory, eligible equipment and eligible fixed assets.  After taking into account outstanding borrowings under the credit agreement, there was an additional $114.4 million available for us to borrow pursuant to the formula at June 30, 2016.  Outstanding borrowings under the credit agreements, which are classified as current liabilities, were $100 million and $47.4 million at June 30, 2016 and December 31, 2015, respectively.  Borrowings under the restated credit agreement have been classified as current liabilities based upon the accounting rules and certain provisions in the agreement.

At June 30, 2016, the weighted average interest rate on our credit agreement was 1.9%, which consisted of $92 million in direct borrowings at 1.8% and an alternative base rate loan of $8 million at 3.8%.  At December 31, 2015, the weighted average interest rate on our credit agreement was 1.7%, which consisted of $44 million in direct borrowings at 1.6% and an alternative base rate loan of $3.4 million at 3.8%.  During the six months ended June 30, 2016, our average daily alternative base rate loan balance was $3 million, compared to our average daily index loan balance of $3.9 million for the six months ended June 30, 2015, and our average daily alternative base rate/index loan balance of $4.9 million for the year ended December 31, 2015.

At any time that our borrowing availability is less than the greater of either (a) $25 million, or 10% of the commitments if fixed assets are not included in the borrowing base, or (b) $31.25 million, or 12.5% of the commitments if fixed assets are included in the borrowing base, the terms of the credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain a fixed charge coverage ratio of 1:1 at the end of each fiscal quarter (rolling four quarters).  As of June 30, 2016, we were not subject to these covenants.  The credit agreement permits us to pay cash dividends of $20 million and make stock repurchases of $20 million in any fiscal year subject to a minimum availability of $25 million.  Provided specific conditions are met, the credit agreement also permits acquisitions, permissible debt financing, capital expenditures, and cash dividend payments and stock repurchases of greater than $20 million.

The new credit agreement also replaces our Canadian Credit Agreement with GE Canada Finance Holding Company.  The new agreement with JPMorgan Chase Bank, N.A. allows for a $10 million line of credit to Canada as part of the $250 million available for borrowing.

Deferred Financing Costs

We had deferred financing costs of $1.4 million and $1.6 million as of June 30, 2016 and December 31, 2015, respectively.  Deferred financing costs are related to our revolving credit facility.  Deferred financing costs as of June 30, 2016 are being amortized in the amounts of $0.2 million for the remainder of 2016, $0.3 million in 2017, $0.3 million in 2018, $0.3 million in 2019 and $0.3 million in 2020.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 9.        Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income by Component (in thousands)

	Three Months Ended June 30, 2016
	Foreign Currency Translation Adjustments	Unrecognized Postretirement Benefit Costs (Credit)	Total
Balance at March 31, 2016	$(4,173)	$(358)	$(4,531)
Other comprehensive income before reclassifications	(1,938)	180	(1,758)
Amounts reclassified from accumulated other comprehensive income	—	58	58
Other comprehensive income, net	(1,938)	238	(1,700)
Balance at June 30, 2016	$(6,111)	$(120)	$(6,231)

	Six Months Ended June 30, 2016
	Foreign Currency Translation Adjustments	Unrecognized Postretirement Benefit Costs (Credit)	Total
Balance at December 31, 2015	$(5,958)	$(516)	$(6,474)
Other comprehensive income before reclassifications	(153)	184	31
Amounts reclassified from accumulated other comprehensive income	—	212	212
Other comprehensive income, net	(153)	396	243
Balance at June 30, 2016	$(6,111)	$(120)	$(6,231)

Reclassifications Out of Accumulated Other Comprehensive Income (in thousands)

Details About Accumulated Other Comprehensive Income Components	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Amortization of postretirement benefit plans:
Prior service benefit (1)	$(14)	$(27)
Unrecognized loss (1)	115	390
Total before income tax	101	363
Income tax expense	(43)	(151)
Total reclassifications for the period	$58	$212

(1)	These accumulated other comprehensive income components are included in the computation of net periodic postretirement benefit costs, which are included in selling, general and administrative expenses in our consolidated statements of operations (see Note 11 for additional details).

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Restricted and Performance Stock Grants

In May 2016, our Board of Directors and Shareholders approved the 2016 Omnibus Incentive Plan.  The 2016 Omnibus Incentive Plan supersedes the 2006 Omnibus Incentive Plan, which terminated in May 2016.  The 2016 Omnibus Incentive Plan is the only remaining plan available to provide stock-based incentive compensation to our employees, directors and other eligible persons.

Under the 2016 Omnibus Incentive Plan, which terminates in May 2026, we are authorized to issue, among other things, shares of restricted and performance-based stock to eligible employees and restricted stock to directors of up to 1,100,000 shares.  Shares issued under the plan that are cancelled, forfeited or expire by their terms are eligible to be granted again under the 2016 Omnibus Incentive Plan.  Awards previously granted under the 2006 Omnibus Incentive Plan are not affected by the plan’s termination, while shares not yet granted under the plan are not available for future issuance.

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

Our restricted and performance-based share activity was as follows for the six months ended June 30, 2016:

	Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2015	758,550	$27.19
Granted	7,000	32.25
Vested	(14,850)	33.19
Forfeited	(7,350)	31.47
Balance at June 30, 2016	743,350	$27.08

We recorded compensation expense related to restricted shares and performance-based shares of $2.3 million ($1.5 million, net of tax) and $2.5 million ($1.6 million, net of tax) for the six months ended June 30, 2016 and 2015, respectively. The unamortized compensation expense related to our restricted and performance-based shares was $10.1 million at June 30, 2016, and is expected to be recognized as they vest over a weighted average period of 5.4 years and 0.8 years for employees and directors, respectively.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 11.     Employee Benefits

The components of net periodic benefit cost for our postretirement benefit plans for the three months and six months ended June 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Postretirement benefits	2016	2015	2016	2015
Service cost	$—	$—	$—	$—
Interest cost	3	1	6	8
Amortization of prior service cost	(14)	(29)	(27)	(58)
Actuarial net loss	115	328	390	762
Net periodic benefit cost (credit)	$104	$300	$369	$712

For the six months ended June 30, 2016, we made employee benefit contributions of $0.5 million related to our postretirement plans.  Based on current estimates, we believe we will be required to make approximately $1 million in contributions for 2016.

We maintain a defined contribution Supplemental Executive Retirement Plan for key employees.  Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees.  In March 2016, we made company contributions to the plan of $0.3 million related to calendar year 2015.

We also maintain a defined benefit unfunded Supplemental Executive Retirement Plan (“SERP”).  The SERP, as amended, is a defined benefit plan pursuant to which we will pay supplemental pension benefits to certain key employees upon the attainment of a contractual participant’s payment date based upon the employees’ years of service and compensation.  In October 2015, the sole remaining participant in the unfunded SERP reached his applicable payment date and, in connection therewith, received his corresponding lump-sum distribution of $7.6 million.  We recorded no expense related to the plan during the three months and six months ended June 30, 2016.  Net periodic benefit cost of $0.2 million and $0.5 million was recorded related to the plan for the three months and six months ended June 30, 2015.

We also have an Employee Stock Ownership Plan and Trust for employees who are not covered by a collective bargaining agreement.  In connection therewith, we maintain an employee benefits trust to which we contribute shares of treasury stock.  We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under the plan. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released.  The trustees will vote the shares in accordance with their fiduciary duties.  During the six months ended June 30, 2016, we contributed to the trust an additional 59,200 shares from our treasury and released 59,200 shares from the trust leaving 200 shares remaining in the trust as of June 30, 2016.

Note 12.     Fair Value Measurements

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
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 13.     Earnings Per Share

The following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and dilutive net earnings per common share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic Net Earnings Per Common Shares:
Earnings from continuing operations	$19,862	$13,808	$32,518	$23,147
Loss from discontinued operations	(618)	(430)	(1,070)	(821)
Net earnings available to common stockholders	$19,244	$13,378	$31,448	$22,326

Weighted average common shares outstanding	22,705	22,918	22,674	22,914

Earnings from continuing operations per common share	$0.87	$0.60	$1.43	$1.01
Loss from discontinued operations per common share	(0.02)	(0.02)	(0.04)	(0.04)
Basic net earnings per common share	$0.85	$0.58	$1.39	$0.97

Diluted Net Earnings Per Common Share:
Earnings from continuing operations	$19,862	$13,808	$32,518	$23,147
Loss from discontinued operations	(618)	(430)	(1,070)	(821)
Net earnings available to common stockholders	$19,244	$13,378	$31,448	$22,326

Weighted average common shares outstanding	22,705	22,918	22,674	22,914
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock and performance-based stock	314	343	315	342
Dilutive effect of stock options	-	-	-	-
Weighted average common shares outstanding – Diluted	23,019	23,261	22,989	23,256

Earnings from continuing operations per common share	$0.86	$0.59	$1.41	$1.00
Loss from discontinued operations per common share	(0.02)	(0.01)	(0.04)	(0.04)
Diluted net earnings per common share	$0.84	$0.58	$1.37	$0.96

The shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Restricted and performance-based shares	338	331	341	347

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

The following tables show our net sales, intersegment revenue and operating income by our operating segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Sales
Engine Management	$198,848	$176,992	$379,529	$354,063
Temperature Control	87,503	89,079	144,269	137,807
All Other	2,626	3,311	4,090	5,101
Consolidated	$288,977	$269,382	$527,888	$496,971

Intersegment Revenue
Engine Management	$5,817	$5,030	$10,689	$10,053
Temperature Control	2,121	1,925	3,715	3,369
All Other	(7,938)	(6,955)	(14,404)	(13,422)
Consolidated	$—	$—	$—	$—

Operating Income
Engine Management	$30,548	$21,839	$54,752	$43,555
Temperature Control	5,647	3,165	7,814	1,746
All Other	(4,351)	(3,692)	(10,703)	(9,074)
Consolidated	$31,844	$21,312	$51,863	$36,227

Note 15.     Commitments and Contingencies

Asbestos

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001 and the amounts paid for indemnity and defense thereof.  At June 30, 2016, approximately 1,620 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through June 30, 2016, the amounts paid for settled claims are approximately $19.4 million.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Warranties

We generally warrant our products against certain manufacturing and other defects.  These product warranties are provided for specific periods of time of the product depending on the nature of the product.  As of June 30, 2016 and 2015, we have accrued $26.9 million and $25.1 million, respectively, for estimated product warranty claims included in accrued customer returns.  The accrued product warranty costs are based primarily on historical experience of actual warranty claims.

The following table provides the changes in our product warranties (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance, beginning of period	$26,404	$19,985	$23,395	$19,328
Liabilities accrued for current year sales	25,418	25,951	47,999	46,987
Settlements of warranty claims	(24,876)	(20,788)	(44,448)	(41,167)
Balance, end of period	$26,946	$25,148	$26,946	$25,148

Index
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We sell our products primarily to warehouse distributors, large retail chains, original equipment manufacturers and original equipment service part operations in the United States, Canada, Latin America, and Europe.  Our customers consist of many of the leading warehouse distributors and auto parts retail chains, such as NAPA Auto Parts (National Automotive Parts Association, Inc.), Advance Auto Parts, Inc./CARQUEST Auto Parts, AutoZone, Inc., O’Reilly Automotive, Inc., Canadian Tire Corporation Limited and Auto Plus/The Pep Boys Manny, Moe & Jack, as well as national program distribution groups, such as Auto Value and All Pro/Bumper to Bumper (Aftermarket Auto Parts Alliance, Inc.), Automotive Distribution Network LLC, The National Pronto Association (“Pronto”), Federated Auto Parts Distributors, Inc. (“Federated”), Pronto and Federated’s newly formed organization, the Automotive Parts Services Group or The Group, and specialty market distributors. We distribute parts under our own brand names, such as Standard®, Blue Streak®, BWD®, Select®, Intermotor®, GP Sorensen®, TechSmart®, Tech Expert®, OEM®, LockSmart®, Four Seasons®, Factory Air®, EVERCO®, ACi®, Imperial®, COMPRESSORWORKS®, TORQFLO® and Hayden® and through co-labels and private labels, such as CARQUEST® BWD®, CARQUEST® Intermotor®, Duralast®, Duralast Gold®, Import Direct®, Master Pro®, Murray®, NAPA®, NAPA® Echlin®, NAPA Proformer™ Mileage Plus®, NAPA Temp Products™, Cold Power®, DriveworksTM, ToughOneTM and NAPA® Belden®.

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

Index
Interim Results of Operations:

Comparison of the Three Months Ended June 30, 2016 to the Three Months Ended June 30, 2015

Sales.  Consolidated net sales for the three months ended June 30, 2016 were $289 million, an increase of $19.6 million, or 7.3%, compared to $269.4 million in the same period of 2015.  Consolidated net sales  increased due to the higher net sales achieved by our Engine Management Segment offset, in part, by slightly lower Temperature Control Segment net sales as compared to the second quarter of 2015.

The following table summarizes consolidated net sales by segment and by major product group within each segment for the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,
	2016	2015
Engine Management:
Ignition, Emission and Fuel System Parts	$166,028	$150,566
Wire and Cable	32,820	26,426
Total Engine Management	198,848	176,992

Temperature Control:
Compressors	49,743	48,890
Other Climate Control Parts	37,760	40,189
Total Temperature Control	87,503	89,079

All Other	2,626	3,311

Total	$288,977	$269,382

Engine Management’s net sales increased $21.9 million, or 12.3%, to $198.8 million for the three months ended June 30, 2016.  Net sales in the ignition, emissions and fuel systems parts product group for the three months ended June 30, 2016 were $166 million, an increase of $15.5 million, or 10.3%, compared to $150.5 million in the same period of 2015.  Net sales in the wire and cable product group for the three months ended June 30, 2016 were $32.8 million, an increase of $6.4 million, or 24.2%, compared to $26.4 million in the three months ended June 30, 2015.  In May 2016, we acquired the North American automotive ignition wire business of General Cable Corporation.  Incremental net sales of $8.5 million were included in net sales of the wire and cable product group from the date of acquisition through June 30, 2016.  Excluding the incremental sales from the acquisition, Engine Management net sales increased $13.4 million, or 7.6%, compared to the same period of 2015.

Temperature Control’s net sales decreased $1.6 million, or 1.8%, to $87.5 million for the three months ended June 30, 2016.  Net sales in the compressors product group for the three months ended June 30, 2016 were $49.7 million, an increase of $0.8 million, or 1.7%, compared to $48.9 million in the same period of 2015.  Net sales in the other climate control parts product group for the three months ended June 30, 2016 were $37.8 million, a decrease of $2.4 million, or 6%, compared to $40.2 million in the three months ended June 30, 2015.  Temperature Control net sales in the three months ended June 30, 2016 reflect the impact of early pre-season orders as customers stock their shelves for the upcoming summer season.  Demand for our Temperature Control products during the second and third quarter of each year may vary significantly with summer weather conditions and customer inventories.

Index
Gross Margins.  Gross margins, as a percentage of consolidated net sales, increased to 30.1% in the second quarter of 2016, compared to 27% in the second quarter of 2015.  The following table summarizes gross margins by segment for the three months ended June 30, 2016 and 2015, respectively (in thousands):

Three Months Ended June 30,	Engine Management	Temperature Control	Other	Total
2016
Net sales	$198,848	$87,503	$2,626	$288,977
Gross margins	63,831	20,584	2,661	87,076
Gross margin percentage	32.1%	23.5%	—	30.1%

2015
Net sales	$176,992	$89,079	$3,311	$269,382
Gross margins	52,267	17,303	3,190	72,760
Gross margin percentage	29.5%	19.4%	—	27%

Compared to the second quarter of 2015, gross margins at Engine Management increased 2.6 percentage points from 29.5% to 32.1%, and gross margins at Temperature Control increased 4.1 percentage points from 19.4% to 23.5%.  The gross margin percentage increase in Engine Management compared to the prior year was primarily the result of the year-over-year increase in production volume and the impact of one-time costs incurred in the prior year’s second quarter to improve our diesel manufacturing production processes.  The gross margin percentage increase in Temperature Control compared to the prior year resulted primarily from year-over-year increased production volumes and unabsorbed manufacturing overheads charged in the prior year’s second quarter results which negatively impacted second quarter 2015 gross margins.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) increased to $54.8 million, or 18.9% of consolidated net sales, in the second quarter of 2016, as compared to $51.7 million, or 19.2% of consolidated net sales, in the second quarter of 2015.  The $3.1 million increase in SG&A expenses as compared to the second quarter of 2015 is principally due to (1) higher selling and marketing costs, higher distribution expenses, and higher costs incurred in our accounts receivable factoring program, all associated with the increased sales volumes; and (2) incremental expenses from our acquisition of the North American automotive ignition wire business of General Cable Corporation, including amortization of intangible assets acquired.

Restructuring and Integration Expenses (Income).  Restructuring and integration expenses for the second quarter of 2016 were $0.8 million.  The $0.8 million year-over-year increase in restructuring and integration expenses reflects the impact of the plant rationalization program that commenced in February 2016.

Other Income, net. Other income, net was $0.3 million in both the second quarter of 2016 and 2015.  During 2016 and 2015, we recognized $0.3 million of deferred gain related to the sale-leaseback of our Long Island City, New York facility.

Operating Income.  Operating income was $31.8 million in the second quarter of 2016, compared to $21.3 million in the second quarter of 2015.  The year-over-year increase in operating income of $10.5 million is the result of higher consolidated net sales and higher gross margins as a percentage of consolidated net sales offset, in part, by higher SG&A expenses and slightly higher restructuring and integration expenses.

Other Non-Operating Income, Net.  Other non-operating income, net was $0.3 million in the second quarter of 2016, compared to $0.5 million in the second quarter of 2015.  The year-over-year decline in other non-operating income, net resulted primarily from the decrease in equity income from our joint ventures offset, in part, by the impact of changes in foreign currency exchange rates.

Index
Interest Expense.  Interest expense decreased to $0.4 million in the second quarter of 2016, compared to $0.5 million in the second quarter of 2015, as average interest rates declined year-over-year, which more than offset the increase in average outstanding borrowings during the second quarter of 2016 when compared to the same period in 2015.  The year-over-year increase in our average outstanding borrowings resulted primarily from our May 2016 acquisition of the North American automotive ignition wire business of General Cable Corporation for approximately $67.5 million which was funded by our revolving credit facility.

Income Tax Provision.  The income tax provision in the second quarter of 2016 was $11.9 million at an effective tax rate of 37.4% compared to $7.6 million at an effective tax rate of 35.4% for the same period in 2015.  The higher year-over-year effective tax rate is the result of a change in the mix of pre-tax income from lower foreign tax rate jurisdictions to the U.S.

Loss from Discontinued Operations.  Loss from discontinued operations, net of tax, reflects legal expenses associated with our asbestos-related liability.  We recorded $0.6 million and $0.4 million as a loss from discontinued operations for the second quarter of 2016 and 2015, respectively.  As discussed more fully in Note 15 in the notes to our consolidated financial statements (unaudited), we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Comparison of the Six Months Ended June 30, 2016 to the Six Months Ended June 30, 2015

Sales.  Consolidated net sales for the six months ended June 30, 2016 were $527.9 million, an increase of $30.9 million, or 6.2%, compared to $497 million in the same period of 2015.  Consolidated net sales increased due to the higher results achieved by both our Engine Management and Temperature Control Segments.

The following table summarizes consolidated net sales by segment and by major product group within each segment for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015
Engine Management:
Ignition, Emission and Fuel System Parts	$320,135	$299,179
Wire and Cable	59,394	54,884
Total Engine Management	379,529	354,063

Temperature Control:
Compressors	77,000	70,303
Other Climate Control Parts	67,269	67,504
Total Temperature Control	144,269	137,807

All Other	4,090	5,101

Total	$527,888	$496,971

Engine Management’s net sales increased $25.5 million, or 7.2%, to $379.5 million for the first six months of 2016.  Net sales in the ignition, emissions and fuel systems parts product group for the six months ended June 30, 2016 were $320.1 million, an increase of $21 million, or 7%, compared to $299.2 million in the same period of 2015.  Net sales in the wire and cable product group for the six months ended June 30, 2016 were $59.4 million, an increase of $4.5 million, or 8.2%, compared to $54.9 million in the first six months of 2015.  In May 2016, we acquired the North American automotive ignition wire business of General Cable Corporation.  Incremental net sales of $8.5 million were included in net sales of the wire and cable product group from the date of acquisition through June 30, 2016.  Excluding the incremental sales from the acquisition, Engine Management net sales increased $17 million, or 4.8%, compared to the first six months of 2015 in line with our low-to-mid single digit sales forecast.

Index
Temperature Control’s net sales increased $6.5 million, or 4.7%, to $144.3 million for the first six months of 2016.  Net sales in the compressors product group for the six months ended June 30, 2016 were $77 million, an increase of $6.7 million, or 9.5%, compared to $70.3 million in the same period of 2015.  Net sales in the other climate control parts product group for the six months ended June 30, 2016 were $67.3 million, a decrease of $0.2 million, or 0.3%, compared to $67.5 million in the first six months of 2015.  Temperature Control net sales in the first six months of the year reflect the impact of early pre-season orders as customers stock their shelves for the upcoming summer season.  Demand for our Temperature Control products during the second and third quarter of each year may vary significantly with summer weather conditions and customer inventories.

Gross Margins.  Gross margins, as a percentage of consolidated net sales, increased to 30.3% in the first six months of 2016, compared to 27.5% during the same period in 2015.  The following table summarizes gross margins by segment for the six months ended June 30, 2016 and 2015 (in thousands):

Six Months Ended June 30,	Engine Management	Temperature Control	Other	Total
2016
Net sales	$379,529	$144,269	$4,090	$527,888
Gross margins	121,107	34,674	4,291	160,072
Gross margin percentage	31.9%	24%	—	30.3%

2015
Net sales	$354,063	$137,807	$5,101	$496,971
Gross margins	103,969	27,130	5,550	136,649
Gross margin percentage	29.4%	19.7%	—	27.5%

Compared to the first six months of 2015, gross margins at Engine Management increased 2.5 percentage points from 29.4% to 31.9%, and gross margins at Temperature Control increased 4.3 percentage points from 19.7% to 24%.  The gross margin percentage increase in Engine Management compared to the prior year was primarily the result of the year-over-year increase in production volume and the impact of one-time costs incurred in the prior year’s first six months to improve our diesel manufacturing production processes.  The gross margin percentage increase in Temperature Control compared to the prior year resulted primarily from year-over-year increased production volumes, and unabsorbed manufacturing overheads charged in the prior year’s first six months results which negatively impacted the first six months 2015 gross margins.

Selling, General and Administrative Expenses.  SG&A expenses increased to $107.8 million, or 20.4% of consolidated net sales, in the six months ended June 30, 2016, as compared to $100.9 million, or 20.3% of consolidated net sales, in the same period of 2015.  The $6.9 million increase in SG&A expenses as compared to the first six months of 2015 is principally due to (1) higher selling and marketing costs, higher distribution expenses, and higher costs incurred in our accounts receivable factoring program, all associated with increased sales volumes; and (2) incremental expenses from our acquisition of the North American automotive ignition wire business of General Cable Corporation, including amortization of intangible assets acquired.

Restructuring and Integration Expenses (Income).  Restructuring and integration expenses for the six months ended June 30, 2016 were $1 million.  The $1 million year-over-year increase in restructuring and integration expenses reflects the impact of the plant rationalization program that commenced in February 2016.

Other Income, Net. Other income, net was $0.6 million in the six months ended June 30, 2016 compared to $0.5 million in the first six months of 2015.  During 2016 and 2015, we recognized $0.5 million of deferred gain related to the sale-leaseback of our Long Island City, New York facility.

Index
Operating Income.  Operating income was $51.9 million in the first six months of 2016, compared to $36.2 million for the same period in 2015. The year-over-year increase in operating income of $15.7 million is the result of higher consolidated net sales and higher gross margins as a percentage of consolidated net sales offset, in part, by higher SG&A expenses and higher restructuring and integration expenses.

Other Non-Operating Income, Net.  Other non-operating income, net was $0.6 million in the first six months of 2016, compared to other non-operating income, net of $0.7 million in the first six months of 2015.  The year-over-year decline in other non-operating income, net resulted primarily from the decrease in equity income from our joint ventures offset, in part, by the impact changes in foreign currency exchange rates.

Interest Expense.  Interest expense decreased to $0.7 million in the first six months of 2016, compared to $0.9 million for the same period in 2015, as average interest rates declined year-over-year, which more than offset the increase in average outstanding borrowings during the first six months of 2016 when compared to the same period in 2015.  The year-over-year increase in our average outstanding borrowings resulted primarily from our May 2016 acquisition of the North American automotive ignition wire business of General Cable Corporation for approximately $67.5 million which was funded by our revolving credit facility.

Income Tax Provision.  The income tax provision for the six months ended June 30, 2016 was $19.2 million at an effective tax rate of 37.2%, compared to $12.9 million and an effective tax rate of 35.7% for the same period in 2015.  The higher year-over-year effective tax rate is the result of a change in the mix of pre-tax income from lower foreign tax rate jurisdictions to the U.S.

Loss from Discontinued Operations.  Loss from discontinued operations, net of tax, reflects legal expenses associated with our asbestos-related liability. We recorded $1.1 million and $0.8 million as a loss from discontinued operations for the six months ended June 30, 2016 and 2015, respectively.  As discussed more fully in Note 15 in the notes to our consolidated financial statements (unaudited), we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Restructuring and Integration Costs

For a detailed discussion on the restructuring and integration costs, see Note 4, “Restructuring and Integration Costs,” of the notes to our consolidated financial statements (unaudited).

Liquidity and Capital Resources

Operating Activities. During the first six months of 2016, cash provided by operating activities was $23.7 million compared to $26.2 million in the same period of 2015.  The year-over-year decrease in operating cash flow is primarily the result of the larger year-over-year increase in accounts receivable and the larger year-over-year increase in inventories offset, in part, by the increase in net earnings, a larger year-over-year increase in sundry payables and accrued expenses, and the decrease in prepaid expenses and other current assets in 2016 compared to the increase in prepaid expenses and current assets in 2015.

Net earnings during the first six months of 2016 were $31.4 million compared to $22.3 million in the first six months of 2015.  During the first six months of 2016, (1) the increase in receivables was $41.7 million compared to the year-over-year increase in receivables of $34.6 million in 2015; (2) the increase in inventories was $20.8 million compared to the year-over-year increase in inventories of $0.8 million in 2015; (3) the increase in sundry payables and accrued expenses was $13.4 million compared to the year-over-year increase in sundry payables and accrues expenses of $10 million in 2015; and (4) the decrease in prepaid expenses and other current assets was $4.1 million compared to an increase in prepaid expenses and current assets of $0.5 million in 2015.  The increase in accounts receivable and inventories is the result of the seasonality and variability in demand of our Temperature Control products as our working capital requirements typically peak near the end of the second quarter.

Index
Investing Activities.  Cash used in investing activities was $77.4 million in the first six months of 2016, as compared to $10.2 million in the first six months of 2015.  Investing activities during the first six months of 2016 consisted of (1) our acquisition of certain assets and the assumption of certain liabilities of General Cable Corporation’s automotive ignition wire business in North America as well as 100% of the equity interests of a General Cable subsidiary in Nogales, Mexico for $67.3 million, net of cash acquired and (2) capital expenditures of $10.1 million.  Investing activities during the first six months of 2015 consisted of $10.2 million of capital expenditures.

Financing Activities.  Cash provided by financing activities was $47.2 million in the first six months of 2016, compared to cash used in financing activities of $17.2 million in the same period of 2015.  During the first six months of 2016, borrowings under our revolving credit facility, along with cash provided by operating activities, were used to fund the acquisition of the North American automotive ignition business of General Cable Corporation, purchase of shares of our common stock, pay dividends and fund capital expenditures.   During the first six months of 2015, the excess of cash provided by operations over cash used in investing activities was used to pay down borrowings under our revolving credit facility, purchase shares of our common stock and pay dividends.  During the first six months of 2016, we purchased 10,135 shares of our common stock for $0.4 million as compared to the purchase of 196,224 shares of our common stock for $7 million in the first six months of 2015.  Dividends of $7.7 million were paid in the first six months of 2016 compared to $6.9 million in the comparable period during the prior year.  In January 2016, our Board of Directors voted to increase our quarterly dividend from $0.15 per share in 2015 to $0.17 per share in 2016.

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

Borrowings under the new credit agreement are secured by substantially all of our assets, including accounts receivable, inventory and certain fixed assets, and those of certain of our subsidiaries.  Availability under the credit agreement is based on a formula of eligible accounts receivable, eligible inventory, eligible equipment and eligible fixed assets.  After taking into account outstanding borrowings under the credit agreement, there was an additional $114.4 million available for us to borrow pursuant to the formula at June 30, 2016.  Outstanding borrowings under the credit agreements, which are classified as current liabilities, were $100 million and $47.4 million at June 30, 2016 and December 31, 2015, respectively.  Borrowings under the restated credit agreement have been classified as current liabilities based upon the accounting rules and certain provisions in the agreement.

At June 30, 2016, the weighted average interest rate on our credit agreement was 1.9%, which consisted of $92 million in direct borrowings at 1.8% and an alternative base rate loan of $8 million at 3.8%.  At December 31, 2015, the weighted average interest rate on our credit agreement was 1.7%, which consisted of $44 million in direct borrowings at 1.6% and an alternative base rate loan of $3.4 million at 3.8%.  During the six months ended June 30, 2016, our average daily alternative base rate loan balance was $3 million, compared to our average daily index loan balance of $3.9 million for the six months ended June 30, 2015, and our average daily alternative base rate/index loan balance of $4.9 million for the year ended December 31, 2015.

Index
At any time that our borrowing availability is less than the greater of either (a) $25 million, or 10% of the commitments if fixed assets are not included in the borrowing base, or (b) $31.25 million, or 12.5% of the commitments if fixed assets are included in the borrowing base, the terms of the credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain a fixed charge coverage ratio of 1:1 at the end of each fiscal quarter (rolling four quarters).  As of June 30, 2016, we were not subject to these covenants.  The credit agreement permits us to pay cash dividends of $20 million and make stock repurchases of $20 million in any fiscal year subject to a minimum availability of $25 million.  Provided specific conditions are met, the credit agreement also permits acquisitions, permissible debt financing, capital expenditures, and cash dividend payments and stock repurchases of greater than $20 million.

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

Pursuant to these agreements, we sold $201.7 million and $367.6 million of receivables during the three months and six months ended June 30, 2016, respectively, and $196.6 million and $340.6 million for the comparable periods in 2015.  A charge in the amount of $4.9 million and $8.9 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months and six months ended June 30, 2016, respectively, and $4 million and $6.9 million for the comparable periods in 2015.  If we do not enter into these arrangements or if any of the financial institutions with which we enter into these arrangements were to experience financial difficulties or otherwise terminate these arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures to collect future trade accounts receivable.

In February 2016, in connection with our ongoing efforts to improve operating efficiencies and reduce costs, we finalized our intention to implement a plant rationalization initiative.  As part of the plant rationalization, we plan to relocate certain production activities from our Grapevine, Texas manufacturing facility to facilities in Greenville, South Carolina and Reynosa, Mexico, relocate certain service functions from Grapevine, Texas to our administrative offices in Lewisville, Texas, and close our Grapevine, Texas facility.  In addition, certain production activities will be relocated from our Greenville, South Carolina manufacturing facility to our manufacturing facility in Bialystok, Poland.  One-time plant rationalization costs of approximately $9 million are expected to be incurred in 2016 and 2017 consisting of restructuring and integration expenses of approximately $5 million related to employee severance and relocation of certain machinery and equipment; capital expenditures of approximately $2.6 million; and temporary incremental operating expenses of approximately $1.4 million.  Substantially all of the one-time plant rationalization costs are expected to result in future cash expenditures and will be recognized throughout the program.  During the three months and six months ended June 30, 2016, we recognized $0.8 million and $1 million, respectively, of restructuring and integration expenses related to the program.   We anticipate that the plant rationalization will be completed by February 2018.

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

Index
The following table summarizes our contractual commitments as of June 30, 2016 and expiration dates of commitments through 2025 (a) (b):

(In thousands)	2016	2017	2018	2019	2020	2021- 2025	Total
Lease obligations	$3,862	$6,611	$4,754	$2,839	$2,303	$6,269	$26,638
Postretirement benefits	1,284	63	59	54	50	181	1,691
Severance payments related to restructuring and integration	226	620	241	25	5	—	1,117
Total commitments	$5,372	$7,294	$5,054	$2,918	$2,358	$6,450	$29,446

(a)	Indebtedness under our revolving credit facilities is not included in the table above as it is reported as a current liability in our consolidated balance sheets. As of June 30, 2016, amounts outstanding under our revolving credit facilities were $100 million.

(b)	Severance payments related to restructuring and integration in the table above includes $1 million of restructuring and integration expenses recognized during the six months ended June 30, 2016 related to the plant rationalization program initiated in February 2016. We anticipate a total charge of approximately $3.4 million to be recorded within the next 24 months related to the program.

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

Sales Returns and Other Allowances and Allowance for Doubtful Accounts.  We must make estimates of potential future product returns related to current period product revenue. We analyze historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period.  At June 30, 2016, the allowance for sales returns was $44.4 million.

Similarly, we must make estimates of the uncollectability of our accounts receivable. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit‑worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  In January 2016, one of our customers filed a petition for bankruptcy.  In connection with the bankruptcy filing, we evaluated our potential risk and exposure, and estimated our anticipated recovery as related to our outstanding accounts receivable balance from the customer.  As a result of our evaluations, we recorded a net $3.5 million pre-tax charge during the year ended December 31, 2015, and an additional net $0.8 million pre-tax charge during the six months ended June 30, 2016, which resulted in the write-off of our entire accounts receivable balance from the customer as of June 30, 2016.  At June 30, 2016, the allowance for doubtful accounts and for discounts was $4.9 million.

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

The valuation allowance of $0.4 million as of June 30, 2016 is intended to provide for the uncertainty regarding the ultimate realization of our U.S. foreign tax credit carryovers and foreign net operating loss carryovers. The assessment of the adequacy of our valuation allowance is based on our estimates of taxable income in these jurisdictions and the period over which our deferred tax assets will be recoverable.

In the event that actual results differ from these estimates, or we adjust these estimates in future periods for current trends or expected changes in our estimating assumptions, we may need to modify the level of the valuation allowance which could materially impact our business, financial condition and results of operations.

In accordance with generally accepted accounting practices, we recognize in our financial statements only those tax positions that meet the more-likely-than-not-recognition threshold. We establish tax reserves for uncertain tax positions that do not meet this threshold.  As of June 30, 2016, we do not believe there is a need to establish a liability for uncertain tax positions.  Penalties associated with income tax matters are included in the provision for income taxes in our consolidated statement of operations.

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

Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk, primarily related to foreign currency exchange and interest rates. These exposures are actively monitored by management. Our exposure to foreign exchange rate risk is due to certain costs, revenues and borrowings being denominated in currencies other than one of our subsidiary’s functional currency. Similarly, we are exposed to market risk as the result of changes in interest rates, which may affect the cost of our financing. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures. We do not hold or issue derivative financial instruments for trading or speculative purposes.  As of June 30, 2016, we do not have any derivative financial instruments.

Exchange Rate Risk

We have exchange rate exposure, primarily, with respect to the Canadian Dollar, the Euro, the British Pound, the Polish Zloty, the Mexican Peso, the Taiwan Dollar, the Chinese Yuan Renminbi and the Hong Kong Dollar.  As of June 30, 2016 and December 31, 2015, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the incremental effect of such a change on our foreign currency denominated revenues.

Interest Rate Risk

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements.  We invest our excess cash in highly liquid short-term investments.  Substantially all of our debt is variable rate debt as of June 30, 2016 and December 31, 2015.

Index
In addition, from time to time, we sell undivided interests in certain of our receivables to financial institutions.  We enter these agreements at our discretion when we determine that the cost of factoring is less than the cost of servicing our receivables with existing debt.  During the three months and six months ended June 30, 2016, we sold $201.7 million and $367.6 million of receivables, respectively.  Depending upon the level of sales of receivables pursuant these agreements, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the margin rate may have an approximate $2 million and $3.7 million negative impact on our earnings or cash flows during the three months and six months ended June 30, 2016, respectively.  The charge related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations.

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

During the quarter ended June 30, 2016, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by this Item is incorporated herein by reference to the information set forth in Item 1, “Consolidated Financial Statements” of this Report under the captions “Asbestos” and “Other Litigation” appearing in Note 15, “Commitments and Contingencies,” of the notes to our consolidated financial statements (unaudited).

Index
ITEM 6.	EXHIBITS

10.31
Stock and Asset Purchase Agreement among General Cable Industries Inc., Prestolite de Mexico, S.A. de C.V., GK Technologies, Inc., General Cable de Mexico, S.A. de C.V., General Cable Technologies Corporation, Servicios Latinoamericanos GC S.A. de C.V., Standard Motor Products, Inc., Standard Motor Products de Mexico S. de R.L. de C.V., and Motortronics, Inc. dated as of May 23, 2016.

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

STANDARD MOTOR PRODUCTS, INC.
(Registrant)

Date: August 4, 2016	/s/ James J. Burke
James J. Burke
Executive Vice President Finance,
Chief Financial Officer
(Principal Financial and
Accounting Officer)

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number

10.31
Stock and Asset Purchase Agreement among General Cable Industries Inc., Prestolite de Mexico,   S.A. de C.V., GK Technologies, Inc., General Cable de Mexico, S.A. de C.V., General Cable Technologies Corporation, Servicios Latinoamericanos GC S.A. de C.V., Standard Motor Products, Inc., Standard Motor Products de Mexico S. de R.L. de C.V., and Motortronics, Inc. dated as of May 23, 2016.

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