Form 10-Q
period 2016-09-30
STANDARD MOTOR PRODUCTS INC
filed 2016-10-28
CIK 93389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2016
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
Yes ☐      No ☑

As of the close of business on October 26, 2016, there were 22,833,899 outstanding shares of the registrant’s Common Stock, par value $2.00 per share.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 6.	Exhibits	39

Signatures		39

Index
PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2016	2015	2016	2015
	(Unaudited)		(Unaudited)

Net sales	$300,795	$270,037	$828,683	$767,008
Cost of sales	205,151	188,484	572,967	548,806
Gross profit	95,644	81,553	255,716	218,202
Selling, general and administrative expenses	61,277	51,907	169,033	152,841
Restructuring and integration expenses (income)	1,115	(80)	2,127	(49)
Other income, net	322	231	881	774
Operating income	33,574	29,957	85,437	66,184
Other non-operating income (expense), net	208	(535)	806	164
Interest expense	501	332	1,206	1,238
Earnings from continuing operations before taxes	33,281	29,090	85,037	65,110
Provision for income taxes	12,226	9,896	31,464	22,769
Earnings from continuing operations	21,055	19,194	53,573	42,341
Loss from discontinued operations, net of income taxes	(425)	(728)	(1,495)	(1,549)
Net earnings	$20,630	$18,466	$52,078	$40,792

Per Share Data:
Net earnings per common share – Basic:
Earnings from continuing operations	$0.93	$0.84	$2.36	$1.85
Discontinued operations	(0.02)	(0.03)	(0.06)	(0.07)
Net earnings per common share – Basic	$0.91	$0.81	$2.30	$1.78

Net earnings per common share – Diluted:
Earnings from continuing operations	$0.91	$0.83	$2.32	$1.82
Discontinued operations	(0.02)	(0.03)	(0.06)	(0.06)
Net earnings per common share – Diluted	$0.89	$0.80	$2.26	$1.76

Dividend declared per share	$0.17	$0.15	$0.51	$0.45

Average number of common shares	22,716,279	22,770,865	22,688,071	22,865,978
Average number of common shares and dilutive common shares	23,097,699	23,133,869	23,044,604	23,220,381

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
	(Unaudited)		(Unaudited)

Net earnings	$20,630	$18,466	$52,078	$40,792
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(188)	(2,201)	(341)	(4,453)
Pension and postretirement plans:
Amortization of:
Prior service benefit	(14)	(27)	(41)	(85)
Unrecognized loss	194	676	584	1,806
Unrecognized actuarial gains	—	—	301	421
Foreign currency exchange rate changes	—	(53)	4	(20)
Income tax expense related to pension and postretirement plans	(75)	(264)	(347)	(872)
Pension and postretirement plans, net of tax	105	332	501	1,250
Total other comprehensive income (loss), net of tax	(83)	(1,869)	160	(3,203)
Comprehensive income	$20,547	$16,597	$52,238	$37,589

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,537	$18,800
Accounts receivable, less allowances for discounts and doubtful accounts of $4,623 and $4,246 for 2016 and 2015, respectively	161,726	123,853
Inventories	302,598	285,793
Deferred income taxes	42,003	40,626
Prepaid expenses and other current assets	5,893	10,668
Total current assets	542,757	479,740

Property, plant and equipment, net of accumulated depreciation of $194,393 and $194,077 for 2016 and 2015, respectively	77,081	68,882
Goodwill	67,151	54,881
Other intangibles, net	66,318	29,386
Deferred income taxes	8,315	10,737
Other assets	36,554	37,438
Total assets	$798,176	$681,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$70,000	$47,427
Current portion of long-term debt	44	16
Accounts payable	88,168	72,711
Sundry payables and accrued expenses	49,121	40,706
Accrued customer returns	46,424	38,812
Accrued rebates	30,039	27,196
Payroll and commissions	30,485	17,048
Total current liabilities	314,281	243,916

Long-term debt	134	62
Other accrued liabilities	13,338	12,922
Accrued asbestos liabilities	31,884	32,185
Total liabilities	359,637	289,085

Commitments and contingencies

Stockholders’ equity:
Common stock – par value $2.00 per share:
Authorized – 30,000,000 shares; issued 23,936,036 shares	47,872	47,872
Capital in excess of par value	97,246	93,247
Retained earnings	331,993	291,481
Accumulated other comprehensive income	(6,314)	(6,474)
Treasury stock – at cost (1,219,757 shares and 1,295,316 shares in 2016 and 2015, respectively)	(32,258)	(34,147)
Total stockholders’ equity	438,539	391,979
Total liabilities and stockholders’ equity	$798,176	$681,064

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Nine Months Ended September 30,
	2016	2015
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$52,078	$40,792
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	14,829	13,042
Amortization of deferred financing cost	260	523
Increase to allowance for doubtful accounts	266	288
Increase to inventory reserves	3,800	901
Amortization of deferred gain on sale of building	(786)	(786)
Equity income from joint ventures	(735)	(542)
Employee Stock Ownership Plan allocation	1,515	1,656
Stock-based compensation	4,104	3,948
Excess tax benefits related to exercise of employee stock grants	(140)	(169)
Decrease in deferred income taxes	802	577
Loss on discontinued operations, net of tax	1,495	1,549
Change in assets and liabilities:
Increase in accounts receivable	(35,192)	(25,094)
(Increase) decrease in inventories	(7,422)	4,761
Decrease in prepaid expenses and other current assets	5,426	2,351
Increase in accounts payable	9,900	8,383
Increase in sundry payables and accrued expenses	31,016	21,711
Net change in other assets and liabilities	1,752	(1,059)
Net cash provided by operating activities	82,968	72,832

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and investments in businesses	(67,289)	—
Capital expenditures	(15,194)	(14,612)
Other investing activities	191	32
Net cash used in investing activities	(82,292)	(14,580)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under line-of-credit agreements	22,573	(32,056)
Net borrowings (payments) of long-term debt and capital lease obligations	99	(171)
Purchase of treasury stock	(377)	(15,519)
Increase (decrease) in overdraft balances	596	(147)
Proceeds from exercise of employee stock options	—	109
Excess tax benefits related to the exercise of employee stock grants	140	169
Dividends paid	(11,566)	(10,299)
Net cash provided by (used in) financing activities	11,465	(57,914)
Effect of exchange rate changes on cash	(404)	(707)
Net increase (decrease) in cash and cash equivalents	11,737	(369)
CASH AND CASH EQUIVALENTS at beginning of period	18,800	13,728
CASH AND CASH EQUIVALENTS at end of period	$30,537	$13,359

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$933	$742
Income taxes	$21,271	$19,448
See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2016
(Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
(In thousands)
Balance at December 31, 2015	$47,872	$93,247	$291,481	$(6,474)	$(34,147)	$391,979
Net earnings	—	—	52,078	—	—	52,078
Other comprehensive income (loss), net of tax	—	—	—	160	—	160
Cash dividends paid	—	—	(11,566)	—	—	(11,566)
Purchase of treasury stock	—	—	—	—	(377)	(377)
Stock-based compensation and related tax benefits	—	3,544	—	—	700	4,244
Employee Stock Ownership Plan	—	455	—	—	1,566	2,021
Balance at September 30, 2016	$47,872	$97,246	$331,993	$(6,314)	$(32,258)	$438,539

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

Improvements to Employee Share-Based Payment Accounting

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies various aspects related to how share-based payments are accounted for and presented in the financial statements.  The new guidance requires (1) that the tax effects related to share-based payments at settlement (or expiration) be recorded through the tax provision (benefit) in the income statement rather than in equity as permitted under current guidance under certain circumstances; (2) that all tax-related cash flows resulting from share-based payments be reported as operating activities on the statement of cash flows, a change from the current requirement to present windfall tax benefits as an inflow from financing activities and an outflow from operating activities; and (3) that when computing diluted earnings per share, the effect of “windfall” tax benefits be excluded from the hypothetical proceeds used to calculate the repurchase of shares under the treasury stock method.  The new standard is effective for annual reporting periods beginning after December 15, 2016, which for us is January 1, 2017, and interim periods within that reporting period.  Early adoption is permitted.  We do not anticipate that the adoption of ASU 2016-09 will have a material effect on our financial statements.

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

Revenues included in our consolidated statements of operations for the acquisition was $31.3 million from the date of acquisition through September 30, 2016.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
	Reported	Pro Forma	Reported	Pro Forma

Revenues	$300,795	$300,795	$270,037	$293,696
Net earnings	20,630	21,037	18,466	18,707

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Reported	Pro Forma	Reported	Pro Forma

Revenues	$828,683	$868,014	$767,008	$842,422
Net earnings	52,078	53,666	40,792	41,757

Note 4.	Restructuring and Integration Costs

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities, including the plant rationalization program and other prior year restructuring programs as of December 31, 2015 and September 30, 2016 and activity for the nine months ended September 30, 2016 consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2015	$270	$591	$861
Restructuring and integration costs:
Amounts provided for during 2016	2,127	—	2,127
Cash payments	(647)	(122)	(769)
Exit activity liability at September 30, 2016	$1,750	$469	$2,219

Plant Rationalization Program

In February 2016, in connection with our ongoing efforts to improve operating efficiencies and reduce costs, we finalized our intention to implement a plant rationalization initiative.  As part of the plant rationalization, we plan to relocate certain production activities from our Grapevine, Texas manufacturing facility to facilities in Greenville, South Carolina and Reynosa, Mexico, relocate certain service functions from Grapevine, Texas to our administrative offices in Lewisville, Texas, and close our Grapevine, Texas facility.  In addition, certain production activities will be relocated from our Greenville, South Carolina manufacturing facility to our manufacturing facility in Bialystok, Poland.  Restructuring and integration expenses expected to be incurred related to the program of approximately $5 million, consisting of employee severance and relocation of certain machinery and equipment, will be recognized throughout the program.  During the nine months ended September 30, 2016, we recognized $2.1 million of restructuring and integration expenses related to the program.  We anticipate that the plant rationalization will be completed by February 2018.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Activity, by segment, for the nine months ended September 30, 2016 related to our plant rationalization program consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2015	$—	$—	$—	$—
Restructuring and integration costs:
Amounts provided for during 2016	566	1,572	—	2,138
Cash payments	(520)	(121)	—	(641)
Exit activity liability at September 30, 2016	$46	$1,451	$—	$1,497

Prior Year Programs

Liabilities associated with the prior year restructuring and integration programs of $0.7 million as of September 30, 2016 relate primarily to employee severance and other retiree benefit enhancements to be paid through 2020 and environmental clean-up costs at our Long Island City, New York location in connection with the closure of our manufacturing operations at the site.  Restructuring and integration expenses for these programs for the nine months ended September 30, 2016 and 2015 were not material.

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

Pursuant to these agreements, we sold $229.2 million and $596.8 million of receivables during the three months and nine months ended September 30, 2016, respectively, and $206.4 million and $547 million for the comparable periods in 2015.  A charge in the amount of $6 million and $14.9 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months and nine months ended September 30, 2016, respectively, and $4.3 million and $11.2 million for the comparable periods in 2015.  If we do not enter into these arrangements or if any of the financial institutions with which we enter into these arrangements were to experience financial difficulties or otherwise terminate these arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures to collect future trade accounts receivable.

Note 6.	Inventories

Inventories, which are stated at the lower of cost (determined by means of the first-in, first-out method) or market, consist of the following:

	September 30, 2016	December 31, 2015
	(In thousands)

Finished goods	$190,494	$186,782
Work-in-process	6,190	5,456
Raw materials	105,914	93,555
Total inventories	$302,598	$285,793

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 7.	Acquired Intangible Assets

Acquired identifiable intangible assets consist of the following:

	September 30, 2016	December 31, 2015
	(In thousands)

Customer relationships	$87,366	$48,475
Trademarks and trade names	6,800	6,800
Non-compete agreements	3,204	970
Patents	723	723
Supply agreements	800	—
Leaseholds	160	160
Total acquired intangible assets	99,053	57,128
Less accumulated amortization (1)	(33,805)	(29,040)
Net acquired intangible assets	$65,248	$28,088

(1)	Applies to all intangible assets, except for trademarks and trade names totaling $5.2 million, which have indefinite useful lives and, as such, are not being amortized.

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

Total amortization expense for acquired intangible assets was $2.2 million and $4.9 million for the three months and nine months ended September 30, 2016, respectively, and $1.2 million and $3.7 million for the comparable periods in 2015.  Based on the current estimated useful lives assigned to our acquired intangible assets, amortization expense is estimated to be $2.2 million for the remainder of 2016, $8 million in 2017, $7.6 million in 2018, $6.4 million in 2019 and $35.8 million in the aggregate for the years 2020 through 2031.

Note 8.	Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	September 30, 2016	December 31, 2015
	(In thousands)

Revolving credit facilities	$70,000	$47,427
Other	178	78
Total debt	$70,178	$47,505

Current maturities of debt	$70,044	$47,443
Long-term debt	134	62
Total debt	$70,178	$47,505

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

Borrowings under the new credit agreement are secured by substantially all of our assets, including accounts receivable, inventory and certain fixed assets, and those of certain of our subsidiaries.  Availability under the credit agreement is based on a formula of eligible accounts receivable, eligible inventory, eligible equipment and eligible fixed assets.  After taking into account outstanding borrowings under the credit agreement, there was an additional $145.1 million available for us to borrow pursuant to the formula at September 30, 2016.  Outstanding borrowings under the credit agreement, which are classified as current liabilities, were $70 million and $47.4 million at September 30, 2016 and December 31, 2015, respectively.  Borrowings under the restated credit agreement have been classified as current liabilities based upon the accounting rules and certain provisions in the agreement.

At September 30, 2016, the weighted average interest rate on our credit agreement was 1.8%, which consisted of $70 million in direct borrowings.  At December 31, 2015, the weighted average interest rate on our credit agreement was 1.7%, which consisted of $44 million in direct borrowings at 1.6% and an alternative base rate loan of $3.4 million at 3.8%.  During the nine months ended September 30, 2016, our average daily alternative base rate loan balance was $2.9 million at a weighted average interest rate of 3.8%, compared to our average daily index loan balance of $3.5 million for the nine months ended September 30, 2015 at a weighted average interest rate of 3.8%, and our average daily alternative base rate/index loan balance of $4.9 million for the year ended December 31, 2015 at a weighted average interest rate of 3.7%.

At any time that our borrowing availability is less than the greater of either (a) $25 million, or 10% of the commitments if fixed assets are not included in the borrowing base, or (b) $31.25 million, or 12.5% of the commitments if fixed assets are included in the borrowing base, the terms of the credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain a fixed charge coverage ratio of 1:1 at the end of each fiscal quarter (rolling four quarters).  As of September 30, 2016, we were not subject to these covenants.  The credit agreement permits us to pay cash dividends of $20 million and make stock repurchases of $20 million in any fiscal year subject to a minimum availability of $25 million.  Provided specific conditions are met, the credit agreement also permits acquisitions, permissible debt financing, capital expenditures, and cash dividend payments and stock repurchases of greater than $20 million.

The new credit agreement also replaces our Canadian Credit Agreement with GE Canada Finance Holding Company.  The new agreement with JPMorgan Chase Bank, N.A. allows for a $10 million line of credit to Canada as part of the $250 million available for borrowing.

Deferred Financing Costs

We had deferred financing costs of $1.4 million and $1.6 million as of September 30, 2016 and December 31, 2015, respectively.  Deferred financing costs are related to our revolving credit facility.  Deferred financing costs as of September 30, 2016 are being amortized in the amounts of $0.1 million for the remainder of 2016, $0.4 million in 2017, $0.3 million in 2018, $0.3 million in 2019 and $0.3 million in 2020.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 9.	Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income by Component (in thousands)

	Three Months Ended September 30, 2016
	Foreign Currency Translation Adjustments	Unrecognized Pension and Postretirement Benefit Costs (Credit)	Total
Balance at June 30, 2016	$(6,111)	$(120)	$(6,231)
Other comprehensive income before reclassifications	(188)	—	(188)
Amounts reclassified from accumulated other comprehensive income	—	105	105
Other comprehensive income, net	(188)	105	(83)
Balance at September 30, 2016	$(6,299)	$(15)	$(6,314)

	Nine Months Ended September 30, 2016
	Foreign Currency Translation Adjustments	Unrecognized Pension and Postretirement Benefit Costs (Credit)	Total
Balance at December 31, 2015	$(5,958)	$(516)	$(6,474)
Other comprehensive income before reclassifications	(341)	185	(156)
Amounts reclassified from accumulated other comprehensive income	—	316	316
Other comprehensive income, net	(341)	501	160
Balance at September 30, 2016	$(6,299)	$(15)	$(6,314)

Reclassifications Out of Accumulated Other Comprehensive Income (in thousands)

Details About Accumulated Other Comprehensive Income Components	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Amortization of postretirement benefit plans:
Prior service benefit (1)	$(14)	$(41)
Unrecognized loss (1)	194	584
Total before income tax	180	543
Income tax expense	(75)	(227)
Total reclassifications for the period	$105	$316

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

Our restricted and performance-based share activity was as follows for the nine months ended September 30, 2016:

	Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2015	758,550	$27.19
Granted	7,000	32.25
Vested	(14,850)	33.19
Forfeited	(8,150)	31.60
Balance at September 30, 2016	742,550	$27.08

We recorded compensation expense related to restricted shares and performance-based shares of $3.7 million ($2.3 million, net of tax) and $3.6 million ($2.3 million, net of tax) for the nine months ended September 30, 2016 and 2015, respectively.  The unamortized compensation expense related to our restricted and performance-based shares was $9 million at September 30, 2016, and is expected to be recognized as they vest over a weighted average period of 5.1 years and 0.6 years for employees and directors, respectively.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 11.	Employee Benefits

The components of net periodic benefit cost for our postretirement benefit plans for the three months and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Postretirement benefits	2016	2015	2016	2015
Service cost	$—	$—	$—	$—
Interest cost	4	12	10	20
Amortization of prior service cost	(14)	(27)	(41)	(85)
Actuarial net loss	194	382	584	1,144
Net periodic benefit cost	$184	$367	$553	$1,079

For the nine months ended September 30, 2016, we made employee benefit contributions of $0.7 million related to our postretirement plans.  Based on current estimates, we believe we will be required to make approximately $1 million in contributions for 2016.

We maintain a defined contribution Supplemental Executive Retirement Plan for key employees.  Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees.  In March 2016, we made company contributions to the plan of $0.3 million related to calendar year 2015.

We also maintain a defined benefit unfunded Supplemental Executive Retirement Plan (“SERP”).  The SERP, as amended, is a defined benefit plan pursuant to which we will pay supplemental pension benefits to certain key employees upon the attainment of a contractual participant’s payment date based upon the employees’ years of service and compensation.  In October 2015, the sole remaining participant in the unfunded SERP reached his applicable payment date and, in connection therewith, received his corresponding lump-sum distribution of $7.6 million.  We recorded no expense related to the plan during the three months and nine months ended September 30, 2016.  Net periodic benefit cost of $0.4 million and $0.9 million was recorded related to the plan for the three months and nine months ended September 30, 2015.

We also have an Employee Stock Ownership Plan and Trust for employees who are not covered by a collective bargaining agreement.  In connection therewith, we maintain an employee benefits trust to which we contribute shares of treasury stock.  We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under the plan. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released.  The trustees will vote the shares in accordance with their fiduciary duties.  During the nine months ended September 30, 2016, we contributed to the trust an additional 59,200 shares from our treasury and released 59,200 shares from the trust leaving 200 shares remaining in the trust as of September 30, 2016.

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

The following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and dilutive net earnings per common share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic Net Earnings Per Common Shares:
Earnings from continuing operations	$21,055	$19,194	$53,573	$42,341
Loss from discontinued operations	(425)	(728)	(1,495)	(1,549)
Net earnings available to common stockholders	$20,630	$18,466	$52,078	$40,792

Weighted average common shares outstanding	22,716	22,771	22,688	22,866

Earnings from continuing operations per common share	$0.93	$0.84	$2.36	$1.85
Loss from discontinued operations per common share	(0.02)	(0.03)	(0.06)	(0.07)
Basic net earnings per common share	$0.91	$0.81	$2.30	$1.78

Diluted Net Earnings Per Common Share:
Earnings from continuing operations	$21,055	$19,194	$53,573	$42,341
Loss from discontinued operations	(425)	(728)	(1,495)	(1,549)
Net earnings available to common stockholders	$20,630	$18,466	$52,078	$40,792

Weighted average common shares outstanding	22,716	22,771	22,688	22,866
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock and performance-based stock	382	363	357	354
Dilutive effect of stock options	-	-	-	-
Weighted average common shares outstanding –Diluted	23,098	23,134	23,045	23,220

Earnings from continuing operations per common share	$0.91	$0.83	$2.32	$1.82
Loss from discontinued operations per common share	(0.02)	(0.03)	(0.06)	(0.06)
Diluted net earnings per common share	$0.89	$0.80	$2.26	$1.76

The shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Restricted and performance-based shares	297	315	326	338

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 14.	Industry Segments

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

The following tables show our net sales, intersegment revenue and operating income by our operating segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Sales
Engine Management	$200,782	$176,379	$580,311	$530,442
Temperature Control	96,819	90,625	241,088	228,432
All Other	3,194	3,033	7,284	8,134
Consolidated	$300,795	$270,037	$828,683	$767,008

Intersegment Revenue
Engine Management	$5,189	$4,381	$15,878	$14,434
Temperature Control	2,354	2,027	6,069	5,396
All Other	(7,543)	(6,408)	(21,947)	(19,830)
Consolidated	$—	$—	$—	$—

Operating Income
Engine Management	$29,745	$24,740	$84,497	$68,295
Temperature Control	9,283	8,964	17,097	10,710
All Other	(5,454)	(3,747)	(16,157)	(12,821)
Consolidated	$33,574	$29,957	$85,437	$66,184

Note 15.	Commitments and Contingencies

Asbestos

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001 and the amounts paid for indemnity and defense thereof.  At September 30, 2016, approximately 1,560 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through September 30, 2016, the amounts paid for settled claims are approximately $19.5 million.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The most recent actuarial study was performed as of August 31, 2016.  The updated study has estimated an undiscounted liability for settlement payments, excluding legal costs and any potential recovery from insurance carriers, ranging from $31 million to $47.7 million for the period through 2059. The change from the prior year study was a $2.3 million decrease for the low end of the range and a $3.4 million decrease for the high end of the range.  The decrease in the estimated undiscounted liability from the prior year study at both the low end and high end of the range reflects our actual experience over the prior twelve months, our historical data and certain assumptions with respect to events that may occur in the future.  Based on the information contained in the actuarial study and all other available information considered by us, we have concluded that no amount within the range of settlement payments was more likely than any other and, therefore, in assessing our asbestos liability we compare the low end of the range to our recorded liability to determine if an adjustment is required.  Based upon the results of the August 31, 2016 actuarial study, a favorable adjustment to the asbestos liability was not recorded in our consolidated financial statements as the difference between our recorded liability and the liability in the actuarial report at the low end of the range was not material.  Future legal costs, which are expensed as incurred and reported in loss from discontinued operations in the accompanying statement of operations, are estimated, according to the updated study, to range from $42.7 million to $78.6 million for the period through 2059.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Warranties

We generally warrant our products against certain manufacturing and other defects.  These product warranties are provided for specific periods of time of the product depending on the nature of the product.  As of September 30, 2016 and 2015, we have accrued $28.5 million and $25.9 million, respectively, for estimated product warranty claims included in accrued customer returns.  The accrued product warranty costs are based primarily on historical experience of actual warranty claims.

The following table provides the changes in our product warranties (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance, beginning of period	$26,946	$25,148	$23,395	$19,328
Liabilities accrued for current year sales	30,479	25,626	78,478	72,613
Settlements of warranty claims	(28,921)	(24,919)	(73,369)	(66,086)
Balance, end of period	$28,504	$25,855	$28,504	$25,855

Note 16.	Subsequent Event

In October 2016, in connection with our integration of the acquired North American automotive wire business of General Cable Corporation in May 2016, we finalized our intention to close the acquired manufacturing facility in Nogales, Mexico.  As part of the integration, we plan to relocate production activities currently performed in our Nogales, Mexico facility to our facility in Reynosa, Mexico.  One-time costs of approximately $3.3 million are expected to be incurred in 2016 and 2017 consisting of restructuring and integration expenses of approximately $2.8 million related to employee severance, relocation of certain machinery and equipment, and lease termination fees; and capital expenditures of approximately $0.5 million.   Substantially all of the one-time costs are anticipated to result in future cash expenditures.  We anticipate that the integration will be completed within 12 to 18 months.

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

Seasonality.  Historically, our operating results have fluctuated by quarter, with the greatest sales occurring in the second and third quarters of the year and revenues generally being recognized at the time of shipment. It is in these quarters that demand for our products is typically the highest, specifically in the Temperature Control Segment of our business.  In addition to this seasonality, the demand for our Temperature Control products during the second and third quarters of the year may vary significantly with the summer weather and customer inventories.  For example, a cool summer, as we experienced in both 2014 and 2013, may lessen the demand for our Temperature Control products, while a warm summer, as we experienced in 2015 and are experiencing in 2016, may increase such demand.  As a result of this seasonality and variability in demand of our Temperature Control products, our working capital requirements typically peak near the end of the second quarter, as the inventory build‑up of air conditioning products is converted to sales and payments on the receivables associated with such sales have yet to be received. During this period, our working capital requirements are typically funded by borrowing from our revolving credit facility.

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

Index
Interim Results of Operations:

Comparison of the Three Months Ended September 30, 2016 to the Three Months Ended September 30, 2015

Sales.  Consolidated net sales for the three months ended September 30, 2016 were $300.8 million, an increase of $30.8 million, or 11.4%, compared to $270 million in the same period of 2015.  Consolidated net sales increased due to the higher net sales achieved by both our Engine Management and Temperature Control Segments.

The following table summarizes consolidated net sales by segment and by major product group within each segment for the three months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,
	2016	2015
Engine Management:
Ignition, Emission and Fuel System Parts	$157,108	$153,368
Wire and Cable	43,674	23,011
Total Engine Management	200,782	176,379

Temperature Control:
Compressors	53,941	45,015
Other Climate Control Parts	42,878	45,610
Total Temperature Control	96,819	90,625

All Other	3,194	3,033

Total	$300,795	$270,037

Engine Management’s net sales increased $24.4 million, or 13.8%, to $200.8 million for the three months ended September 30, 2016.  Net sales in the ignition, emissions and fuel systems parts product group for the three months ended September 30, 2016 were $157.1 million, an increase of $3.7 million, or 2.4%, compared to $153.4 million in the same period of 2015.  Net sales in the wire and cable product group for the three months ended September 30, 2016 were $43.7 million, an increase of $20.7 million, or 89.8%, compared to $23 million in the three months ended September 30, 2015.  In May 2016, we acquired the North American automotive ignition wire business of General Cable Corporation.  Incremental net sales from the acquisition of $22.8 million were included in net sales of the wire and cable product group for the three months ended September 30, 2016.  Excluding the incremental sales from the acquisition, Engine Management net sales increased $1.6 million, or 0.9%, compared to the same period of 2015.

Temperature Control’s net sales increased $6.2 million, or 6.8%, to $96.8 million for the three months ended September 30, 2016.  Net sales in the compressors product group for the three months ended September 30, 2016 were $53.9 million, an increase of $8.9 million, or 19.8%, compared to $45 million in the same period of 2015.  Net sales in the other climate control parts product group for the three months ended September 30, 2016 were $42.9 million, a decrease of $2.7 million, or 6%, compared to $45.6 million in the three months ended September 30, 2015.  Demand for our Temperature Control products during the second and third quarter of each year may vary significantly with summer weather conditions and customer inventories.

Index
Gross Margins.  Gross margins, as a percentage of consolidated net sales, increased to 31.8% in the third quarter of 2016, compared to 30.2% in the third quarter of 2015.  The following table summarizes gross margins by segment for the three months ended September 30, 2016 and 2015, respectively (in thousands):

Three Months Ended September 30,	Engine Management	Temperature Control	Other	Total
2016
Net sales	$200,782	$96,819	$3,194	$300,795
Gross margins	66,849	25,773	3,022	95,644
Gross margin percentage	33.3%	26.6%	—	31.8%

2015
Net sales	$176,379	$90,625	$3,033	$270,037
Gross margins	55,258	23,308	2,987	81,553
Gross margin percentage	31.3%	25.7%	—	30.2%

Compared to the third quarter of 2015, gross margins at Engine Management increased 2 percentage points from 31.3% to 33.3%, and gross margins at Temperature Control increased 0.9 percentage points from 25.7% to 26.6%.  The gross margin percentage increase in Engine Management compared to the prior year was the result of the year-over-year increase in production volume improving overhead absorption, and low cost sourcing.  The gross margin percentage increase in Temperature Control compared to the prior year resulted primarily from the year-over-year increase in production volumes generating favorable overhead absorption.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) increased to $61.3 million, or 20.4% of consolidated net sales, in the third quarter of 2016, as compared to $51.9 million, or 19.2% of consolidated net sales, in the third quarter of 2015.  The $9.4 million increase in SG&A expenses as compared to the third quarter of 2015 is principally due to (1) higher selling and marketing costs, higher distribution expenses, and higher costs incurred in our accounts receivable factoring program, all associated with the increased sales volumes; and (2) incremental expenses from our acquisition of the North American automotive ignition wire business of General Cable Corporation, including amortization of intangible assets acquired.

Restructuring and Integration Expenses (Income).  Restructuring and integration expenses for the third quarter of 2016 were $1.1 million compared to restructuring and integration income of $0.08 million for the third quarter of 2015.  The $1.2 million year-over-year increase in restructuring and integration expenses reflects the impact of the plant rationalization program that commenced in February 2016.

Other Income, net. Other income, net was $0.3 million in the third quarter of 2016 compared to $0.2 million in the third quarter of 2015.  During 2016 and 2015, we recognized $0.3 million of deferred gain related to the sale-leaseback of our Long Island City, New York facility.

Operating Income.  Operating income was $33.6 million in the third quarter of 2016, compared to $30 million in the third quarter of 2015.  The increase in operating income in the third quarter of 2016 compared to the third quarter of 2015 reflects the impact of higher consolidated net sales and higher gross margins as a percentage of consolidated net sales offset, in part, by higher SG&A expenses and higher restructuring and integration expenses.

Other Non-Operating Income (Expense), Net.  Other non-operating income, net was $0.2 million in the third quarter of 2016, compared to other non-operating expense, net of $0.5 million in the third quarter of 2015.  During the third quarter of 2016, other non-operating income, net consisted primarily of equity income from our joint ventures of $0.3 million offset, in part, by foreign currency losses of $0.1 million.  Other non-operating expense, net during the third quarter of 2015 consisted primarily of equity losses from our joint ventures of $0.4 million and foreign currency losses of $0.1 million.

Index
Interest Expense.  Interest expense increased to $0.5 million in the third quarter of 2016 compared to $0.3 million in the third quarter of 2015, as the year-over-year increase in average outstanding borrowings more than offset the year-over-year decline in average interest rates.    The year-over-year increase in our average outstanding borrowings resulted primarily from our May 2016 acquisition of the North American automotive ignition wire business of General Cable Corporation for approximately $67.5 million which was funded by our revolving credit facility.

Income Tax Provision.  The income tax provision in the third quarter of 2016 was $12.2 million at an effective tax rate of 36.7% compared to $9.9 million at an effective tax rate of 34% for the same period in 2015.  The higher year-over-year effective tax rate is the result of a change in the mix of pre-tax income from lower foreign tax rate jurisdictions to the U.S., and the year-over-year increase in state and local effective tax rates.

Loss from Discontinued Operations.  Loss from discontinued operations, net of income tax, reflects information contained in the most recent actuarial studies performed as of  August 31, 2016 and 2015, other information available and considered by us, and legal expenses associated with our asbestos-related liability.  During the third quarter of 2016 and 2015, we recorded a loss of $0.4 million and $0.7 million from discontinued operations, respectively.  We perform annual actuarial studies during the third quarter of each year.  Based upon the actuarial studies performed as of August 31, 2016 and 2015, a favorable adjustment to the asbestos liability was not recorded in our consolidated financial statements in each of the third quarters of 2016 and 2015 as the difference between the low end of the range in each of the actuarial studies and our recorded liability was not material.  As discussed more fully in Note 15 in the notes to our consolidated financial statements (unaudited), we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Comparison of the Nine Months Ended September 30, 2016 to the Nine Months Ended September 30, 2015

Sales.  Consolidated net sales for the nine months ended September 30, 2016 were $828.7 million, an increase of $61.7 million, or 8%, compared to $767 million in the same period of 2015.  Consolidated net sales increased due to the higher results achieved by both our Engine Management and Temperature Control Segments.

The following table summarizes consolidated net sales by segment and by major product group within each segment for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015
Engine Management:
Ignition, Emission and Fuel System Parts	$477,242	$452,547
Wire and Cable	103,069	77,895
Total Engine Management	580,311	530,442

Temperature Control:
Compressors	130,941	115,318
Other Climate Control Parts	110,147	113,114
Total Temperature Control	241,088	228,432

All Other	7,284	8,134

Total	$828,683	$767,008

Index
Engine Management’s net sales increased $49.9 million, or 9.4%, to $580.3 million for the first nine months of 2016.  Net sales in the ignition, emissions and fuel systems parts product group for the nine months ended September 30, 2016 were $477.2 million, an increase of $24.7 million, or 5.5%, compared to $452.5 million in the same period of 2015.  Net sales in the wire and cable product group for the nine months ended September 30, 2016 were $103.1 million, an increase of $25.2 million, or 32.3%, compared to $77.9 million in the first nine months of 2015.  In May 2016, we acquired the North American automotive ignition wire business of General Cable Corporation.  Incremental net sales of $31.3 million were included in net sales of the wire and cable product group from the date of acquisition through September 30, 2016.  Excluding the incremental sales from the acquisition, Engine Management net sales increased $18.6 million, or 3.5%, compared to the first nine months of 2015 in line with our low-to-mid single digit sales forecast.

Temperature Control’s net sales increased $12.6 million, or 5.5%, to $241.1 million for the first nine months of 2016.  Net sales in the compressors product group for the nine months ended September 30, 2016 were $130.9 million, an increase of $15.6 million, or 13.5%, compared to $115.3 million in the same period of 2015.  Net sales in the other climate control parts product group for the nine months ended September 30, 2016 were $110.1 million, a decrease of $3 million, or 2.6%, compared to $113.1 million in the first nine months of 2015.  Demand for our Temperature Control products during the second and third quarter of each year may vary significantly with summer weather conditions and customer inventories.

Gross Margins.  Gross margins, as a percentage of consolidated net sales, increased to 30.9% in the first nine months of 2016, compared to 28.4% during the same period in 2015.  The following table summarizes gross margins by segment for the nine months ended September 30, 2016 and 2015 (in thousands):

Nine Months Ended September 30,	Engine Management	Temperature Control	Other	Total
2016
Net sales	$580,311	$241,088	$7,284	$828,683
Gross margins	187,956	60,447	7,313	255,716
Gross margin percentage	32.4%	25.1%	—	30.9%

2015
Net sales	$530,442	$228,432	$8,134	$767,008
Gross margins	159,227	50,438	8,537	218,202
Gross margin percentage	30%	22.1%	—	28.4%

Compared to the first nine months of 2015, gross margins at Engine Management increased 2.4 percentage points from 30% to 32.4%, and gross margins at Temperature Control increased 3 percentage points from 22.1% to 25.1%.  The gross margin percentage increase in Engine Management compared to the prior year was primarily the result of the year-over-year increase in production volume and the impact of one-time costs incurred in the prior year’s first nine months to improve our diesel manufacturing production processes.  The gross margin percentage increase in Temperature Control compared to the prior year resulted primarily from year-over-year increased production volumes, and unabsorbed manufacturing overheads charged in the prior year’s first nine months results which negatively impacted the first nine months 2015 gross margins.

Selling, General and Administrative Expenses.  SG&A expenses increased to $169 million, or 20.4% of consolidated net sales, in the nine months ended September 30, 2016, as compared to $152.8 million, or 19.9% of consolidated net sales, in the same period of 2015.  The $16.2 million increase in SG&A expenses as compared to the first nine months of 2015 is principally due to (1) higher selling and marketing costs, higher distribution expenses, and higher costs incurred in our accounts receivable factoring program, all associated with increased sales volumes; and (2) incremental expenses from our acquisition of the North American automotive ignition wire business of General Cable Corporation, including amortization of intangible assets acquired.

Index
Restructuring and Integration Expenses (Income).  Restructuring and integration expenses for the nine months ended September 30, 2016 were $2.1 million compared to restructuring and integration income of $0.05 million for the nine months ended September 30, 2015.  The $2.2 million year-over-year increase in restructuring and integration expenses reflects the impact of the plant rationalization program that commenced in February 2016.

Other Income, Net. Other income, net was $0.9 million in the nine months ended September 30, 2016 compared to $0.8 million in the first nine months of 2015.  During 2016 and 2015, we recognized $0.8 million of deferred gain related to the sale-leaseback of our Long Island City, New York facility.

Operating Income.  Operating income was $85.4 million in the first nine months of 2016, compared to $66.2 million for the same period in 2015. The year-over-year increase in operating income of $19.2 million is the result of higher consolidated net sales and higher gross margins as a percentage of consolidated net sales offset, in part, by higher SG&A expenses and higher restructuring and integration expenses.

Other Non-Operating Income, Net.  Other non-operating income, net was $0.8 million in the first nine months of 2016, compared to other non-operating income, net of $0.2 million in the first nine months of 2015.  The year-over-year increase in other non-operating income, net resulted primarily from the increase in equity income from our joint ventures, higher interest and dividend income, and the favorable impact of changes in foreign currency exchange rates.

Interest Expense.  Interest expense was $1.2 million in each of the first nine months of 2016 and 2015.  The impact of the year-over-year increase in average outstanding borrowings during the first nine months of 2016 when compared to the same period in 2015 was offset by the year-over-year decline in average interest rates.  The year-over-year increase in our average outstanding borrowings resulted primarily from our May 2016 acquisition of the North American automotive ignition wire business of General Cable Corporation for approximately $67.5 million which was funded by our revolving credit facility.

Income Tax Provision.  The income tax provision for the nine months ended September 30, 2016 was $31.5 million at an effective tax rate of 37%, compared to $22.8 million at an effective tax rate of 35% for the same period in 2015.  The higher year-over-year effective tax rate is the result of a change in the mix of pre-tax income from lower foreign tax rate jurisdictions to the U.S., and the year-over-year increase in state and local effective tax rates.

Loss from Discontinued Operations.  Loss from discontinued operations, net of income tax, reflects information contained in the most recent actuarial studies performed as of August 31, 2016 and 2015, other information available and considered by us, and legal expenses associated with our asbestos-related liability.  During the nine months ended September 30, 2016 and 2015, we recorded a loss of $1.5 million and $1.5 million from discontinued operations, respectively.  We perform annual actuarial studies during the third quarter of each year.  Based upon the actuarial studies performed as of August 31, 2016 and 2015, a favorable adjustment to the asbestos liability was not recorded in our consolidated financial statements in each of the third quarters of 2016 and 2015 as the difference between the low end of the range in each of the actuarial studies and our recorded liability was not material.  As discussed more fully in Note 15 in the notes to our consolidated financial statements (unaudited), we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Restructuring and Integration Costs

For a detailed discussion on the restructuring and integration costs, see Note 4, “Restructuring and Integration Costs,” of the notes to our consolidated financial statements (unaudited).

Index
Liquidity and Capital Resources

Operating Activities. During the first nine months of 2016, cash provided by operating activities was $83 million compared to $72.8 million in the same period of 2015.  The year-over-year increase in operating cash flow is primarily the result of the increase in net earnings, a larger year-over-year increase in sundry payables and accrued expenses, and the larger year-over-year decrease in prepaid expenses and other current assets in 2016 compared to the first nine months of 2015 offset, in part, by the larger year-over-year increase in accounts receivable and the increase in inventories compared to a year-over-year decrease in inventories in 2015.

Net earnings during the first nine months of 2016 were $52.1 million compared to $40.8 million in the first nine months of 2015.  During the first nine months of 2016, (1) the increase in sundry payables and accrued expenses was $31 million compared to the year-over-year increase in sundry payables and accrues expenses of $21.7 million in 2015; (2) the decrease in prepaid expenses and other current assets was $5.4 million compared to the year-over-year a decrease in prepaid expenses and current assets of $2.4 million in 2015; (3) the increase in receivables was $35.2 million compared to the year-over-year increase in receivables of $25.1 million in 2015; and (4) the increase in inventories was $7.4 million compared to the year-over-year decrease in inventories of $4.8 million in 2015.  The increase in accounts receivable and inventories is the result of the impact of our May 2016 acquisition of the North American automotive ignition wire business of General Cable Corporation.  We continue to actively manage our working capital to maximize our operating cash flow.

Investing Activities.  Cash used in investing activities was $82.3 million in the first nine months of 2016, as compared to $14.6 million in the first nine months of 2015.  Investing activities during the first nine months of 2016 consisted of (1) our acquisition of certain assets and the assumption of certain liabilities of General Cable Corporation’s automotive ignition wire business in North America as well as 100% of the equity interests of a General Cable subsidiary in Nogales, Mexico for $67.3 million, net of cash acquired and (2) capital expenditures of $15.2 million.  Investing activities during the first nine months of 2015 consisted of $14.6 million of capital expenditures.

Financing Activities.  Cash provided by financing activities was $11.5 million in the first nine months of 2016, compared to cash used in financing activities of $57.9 million in the same period of 2015.  During the first nine months of 2016, borrowings under our revolving credit facility, along with cash provided by operating activities, were used to fund the acquisition of the North American automotive ignition business of General Cable Corporation, purchase shares of our common stock, pay dividends and fund capital expenditures.  During the first nine months of 2015, the excess of cash provided by operations over cash used in investing activities was used to pay down borrowings under our revolving credit facility, purchase shares of our common stock and pay dividends.    During the first nine months of 2016, we borrowed an additional $22.6 million under our revolving credit facility as compared to a reduction in borrowings under the facility of $32.1 million in 2015, we repurchased 10,135 shares of our common stock for $0.4 million as compared to the repurchase of 439,802 shares of our common stock for $15.5 million in 2015, and we paid dividends of $11.6 million compared to $10.3 million in the comparable period during the prior year.  In January 2016, our Board of Directors voted to increase our quarterly dividend from $0.15 per share in 2015 to $0.17 per share in 2016.

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

Index
Borrowings under the new credit agreement are secured by substantially all of our assets, including accounts receivable, inventory and fixed assets, and those of certain of our subsidiaries. Availability under the credit agreement is based on a formula of eligible accounts receivable, eligible inventory, eligible equipment and eligible fixed assets.  After taking into account outstanding borrowings under the credit agreement, there was an additional $145.1 million available for us to borrow pursuant to the formula at September 30, 2016.  Outstanding borrowings under the credit agreement which are classified as current liabilities, were $70 million and $47.4 million at September 30, 2016 and December 31, 2015, respectively.  Borrowings under the restated credit agreement have been classified as current liabilities based upon accounting rules and certain provisions in the agreement.

At September 30, 2016, the weighted average interest rate on our credit agreement was 1.8%, which consisted of $70 million in direct borrowings.  At December 31, 2015, the weighted average interest rate on our credit agreement was 1.7%, which consisted of $44 million in direct borrowings at 1.6% and an alternative base rate loan of $3.4 million at 3.8%.  During the nine months ended September 30, 2016, our average daily alternative base rate loan balance was $2.9 million at a weighted average interest rate of 3.8%, compared to our average daily index loan balance of $3.5 million for the nine months ended September 30, 2015 at a weighted average interest rate of 3.8%, and our average daily alternative base rate/index loan balance of $4.9 million for the year ended December 31, 2015 at a weighted average interest rate of 3.7%.

At any time that our borrowing availability is less than the greater of either (a) $25 million, or 10% of the commitments if fixed assets are not included in the borrowing base, or (b) $31.25 million, or 12.5% of the commitments if fixed assets are included in the borrowing base, the terms of the credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain a fixed charge coverage ratio of 1:1 at the end of each fiscal quarter (rolling four quarters).  As of September 30, 2016, we were not subject to these covenants.  The credit agreement permits us to pay cash dividends of $20 million and make stock repurchases of $20 million in any fiscal year subject to a minimum availability of $25 million.  Provided specific conditions are met, the credit agreement also permits acquisitions, permissible debt financing, capital expenditures, and cash dividend payments and stock repurchases of greater than $20 million.

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

Pursuant to these agreements, we sold $229.2 million and $596.8 million of receivables during the three months and nine months ended September 30, 2016, respectively, and $206.4 million and $547 million of receivables for the comparable periods in 2015.  A charge in the amount of $6 million and $14.9 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months and nine months ended September 30, 2016, respectively, and $4.3 million and $11.2 million for the comparable periods in 2015.  If we do not enter into these arrangements or if any of the financial institutions with which we enter into these arrangements were to experience financial difficulties or otherwise terminate these arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures to collect future trade accounts receivable.

Index
In February 2016, in connection with our ongoing efforts to improve operating efficiencies and reduce costs, we finalized our intention to implement a plant rationalization initiative.  As part of the plant rationalization, we plan to relocate certain production activities from our Grapevine, Texas manufacturing facility to facilities in Greenville, South Carolina and Reynosa, Mexico, relocate certain service functions from Grapevine, Texas to our administrative offices in Lewisville, Texas, and close our Grapevine, Texas facility.  In addition, certain production activities will be relocated from our Greenville, South Carolina manufacturing facility to our manufacturing facility in Bialystok, Poland.  One-time plant rationalization costs of approximately $9 million are expected to be incurred in 2016 and 2017 consisting of restructuring and integration expenses of approximately $5 million related to employee severance and relocation of certain machinery and equipment; capital expenditures of approximately $2.6 million; and temporary incremental operating expenses of approximately $1.4 million.  Substantially all of the one-time plant rationalization costs are expected to result in future cash expenditures and will be recognized throughout the program.  During the three months and nine months ended September 30, 2016, we recognized $1.1 million and $2.1 million, respectively, of restructuring and integration expenses related to the program.   We anticipate that the plant rationalization will be completed by February 2018.

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

The following table summarizes our contractual commitments as of September 30, 2016 and expiration dates of commitments through 2025 (a) (b):

(In thousands)	2016	2017	2018	2019	2020	2021- 2025	Total
Lease obligations	$1,931	$6,611	$4,754	$2,839	$2,303	$6,269	$24,707
Postretirement benefits	642	63	59	54	50	181	1,049
Severance payments related to restructuring and integration	161	1,100	434	47	8	—	1,750
Total commitments	$2,734	$7,774	$5,247	$2,940	$2,361	$6,450	$27,506

(a)
Indebtedness under our revolving credit facilities is not included in the table above as it is reported as a current liability in our consolidated balance sheets.  As of September 30, 2016, amounts outstanding under our revolving credit facilities were $70 million.

(b)
We anticipate a total charge of approximately $3.4 million to be recorded related to the plant rationalization program initiated in February 2016.  The plant rationalization program is expected to be completed by February 2018.

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

Index
Revenue Recognition.  We derive our revenue primarily from sales of replacement parts for motor vehicles from both our Engine Management and Temperature Control Segments.  We recognize revenues when products are shipped and title has been transferred to a customer, the sales price is fixed and determinable, and collection is reasonably assured.  For certain of our sales of remanufactured products, we also charge our customers a deposit for the return of a used core component which we can use in our future remanufacturing activities.  Such deposit is not recognized as revenue but rather carried as a core liability.  The liability is extinguished when a core is actually returned to us.  We estimate and record provisions for cash discounts, quantity rebates, sales returns and warranties in the period the sale is recorded, based upon our prior experience and current trends.  As described below, significant management judgments and estimates must be made and used in estimating sales returns and allowances relating to revenue recognized in any accounting period.

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

Sales Returns and Other Allowances and Allowance for Doubtful Accounts.  We must make estimates of potential future product returns related to current period product revenue. We analyze historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period.  At September 30, 2016, the allowance for sales returns was $46.4 million.

Similarly, we must make estimates of the uncollectability of our accounts receivable. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit‑worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  In January 2016, one of our customers filed a petition for bankruptcy.  In connection with the bankruptcy filing, we evaluated our potential risk and exposure, and estimated our anticipated recovery as related to our outstanding accounts receivable balance from the customer.  As a result of our evaluations, we recorded a net $3.5 million pre-tax charge during the year ended December 31, 2015, and an additional net $0.8 million pre-tax charge during the nine months ended September 30, 2016, which resulted in the write-off of our entire accounts receivable balance from the customer as of September 30, 2016.  At September 30, 2016, the allowance for doubtful accounts and for discounts was $4.6 million.

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

The valuation allowance of $0.4 million as of September 30, 2016 is intended to provide for the uncertainty regarding the ultimate realization of our U.S. foreign tax credit carryovers and foreign net operating loss carryovers. The assessment of the adequacy of our valuation allowance is based on our estimates of taxable income in these jurisdictions and the period over which our deferred tax assets will be recoverable.

In the event that actual results differ from these estimates, or we adjust these estimates in future periods for current trends or expected changes in our estimating assumptions, we may need to modify the level of the valuation allowance which could materially impact our business, financial condition and results of operations.

In accordance with generally accepted accounting practices, we recognize in our financial statements only those tax positions that meet the more-likely-than-not-recognition threshold. We establish tax reserves for uncertain tax positions that do not meet this threshold.  As of September 30, 2016, we do not believe there is a need to establish a liability for uncertain tax positions.  Penalties associated with income tax matters are included in the provision for income taxes in our consolidated statement of operations.

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

Index
Asbestos Litigation.  We are responsible for certain future liabilities relating to alleged exposure to asbestos-containing products.  In accordance with our accounting policy, our most recent actuarial study as of August 31, 2016 estimated an undiscounted liability for settlement payments, excluding legal costs and any potential recovery from insurance carriers, ranging from $31 million to $47.7 million for the period through 2059.  Based on the information contained in the actuarial study and all other available information considered by us, we have concluded that no amount within the range of settlement payments was more likely than any other and, therefore, in assessing our asbestos liability we compare the low end of the range to our recorded liability to determine if an adjustment is required.  Based upon the results of the August 31, 2016 actuarial study, a favorable adjustment to the asbestos liability was not recorded in our consolidated financial statements as the difference between our recorded liability and the liability in the actuarial report at the low end of the range was not material.  In addition, according to the updated study, future legal costs, which are expensed as incurred and reported in loss from discontinued operations in the accompanying statement of operations, are estimated to range from $42.7 million to $78.6 million for the period through 2059.  We will continue to perform an annual actuarial analysis during the third quarter of each year for the foreseeable future.  Based on this analysis and all other available information, we will continue to reassess the recorded liability and, if deemed necessary, record an adjustment to the reserve, which will be reflected as a loss or gain from discontinued operations.

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

Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk, primarily related to foreign currency exchange and interest rates. These exposures are actively monitored by management. Our exposure to foreign exchange rate risk is due to certain costs, revenues and borrowings being denominated in currencies other than one of our subsidiary’s functional currency. Similarly, we are exposed to market risk as the result of changes in interest rates, which may affect the cost of our financing. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures. We do not hold or issue derivative financial instruments for trading or speculative purposes.  As of September 30, 2016, we do not have any derivative financial instruments.

Index
Exchange Rate Risk

We have exchange rate exposure, primarily, with respect to the Canadian Dollar, the Euro, the British Pound, the Polish Zloty, the Mexican Peso, the Taiwan Dollar, the Chinese Yuan Renminbi and the Hong Kong Dollar.  As of September 30, 2016 and December 31, 2015, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the incremental effect of such a change on our foreign currency denominated revenues.

Interest Rate Risk

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements.  We invest our excess cash in highly liquid short-term investments.  Substantially all of our debt is variable rate debt as of September 30, 2016 and December 31, 2015.

In addition, from time to time, we sell undivided interests in certain of our receivables to financial institutions.  We enter these agreements at our discretion when we determine that the cost of factoring is less than the cost of servicing our receivables with existing debt.  During the three months and nine months ended September 30, 2016, we sold $229.2 million and $596.8 million of receivables, respectively.  Depending upon the level of sales of receivables pursuant these agreements, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the margin rate may have an approximate $2.3 million and $6 million negative impact on our earnings or cash flows during the three months and nine months ended September 30, 2016, respectively.  The charge related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations.

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

Index
(b)          Changes in Internal Control Over Financial Reporting.

During the quarter ended September 30, 2016, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

STANDARD MOTOR PRODUCTS, INC.
(Registrant)

Date: October 28, 2016	/s/ James J. Burke
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