Form 10-K
period 2016-12-31
STANDARD MOTOR PRODUCTS INC
filed 2017-02-21
CIK 93389

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10‑K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No  ☑

The aggregate market value of the voting common stock based on the closing price on the New York Stock Exchange on June 30, 2016 (the last business day of registrant’s most recently completed second fiscal quarter) of $39.78 per share held by non-affiliates of the registrant was $803,336,566.  For purposes of the foregoing calculation only, all directors and officers have been deemed to be affiliates, but the registrant disclaims that any of such are affiliates.

As of February 16, 2017, there were 22,836,471 outstanding shares of the registrant’s common stock, par value $2.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report is incorporated herein by reference from the registrant’s definitive proxy statement relating to its annual meeting of stockholders to be held on May 18, 2017.

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

We sell our products primarily to warehouse distributors, large retail chains, original equipment manufacturers and original equipment service part operations in the United States, Canada, Latin America, and Europe.  Our customers consist of many of the leading warehouse distributors and auto parts retail chains, such as NAPA Auto Parts (National Automotive Parts Association, Inc.), Advance Auto Parts, Inc./CARQUEST Auto Parts, AutoZone, Inc., O’Reilly Automotive, Inc., Canadian Tire Corporation Limited and The Pep Boys Manny, Moe & Jack, as well as national program distribution groups, such as Auto Value and All Pro/Bumper to Bumper (Aftermarket Auto Parts Alliance, Inc.), Automotive Distribution Network LLC, The National Pronto Association (“Pronto”), Federated Auto Parts Distributors, Inc. (“Federated”), Pronto and Federated’s affiliate, the Automotive Parts Services Group or The Group, Auto Plus and specialty market distributors. We distribute parts under our own brand names, such as Standard®, Blue Streak®, BWD®, Select®, Intermotor®, GP Sorensen®, TechSmart®, Tech Expert®, OEM®, LockSmart®, Four Seasons®, EVERCO®, ACi®, COMPRESSORWORKS® and Hayden® and through co-labels and private labels, such as CARQUEST®, Duralast®, Duralast Gold®, Import Direct®, Master Pro®, Omni-Spark®, Ultima Select®, Murray®, NAPA® Echlin®, NAPA Proformer™ Mileage Plus®, NAPA Temp Products™, NAPA® Belden®, Cold Power®, DriveworksTM and ToughOneTM .

Index
Business Strategy

Our goal is to grow revenues and earnings and deliver returns in excess of our cost of capital by being the best-in-class, full-line, full-service supplier of premium products to the engine management and temperature control markets. The key elements of our strategy are as follows:

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

To maintain our strong competitive position in our markets, we remain committed to the following:

•	providing our customers with full-line coverage of high quality engine management and temperature control products, supported by the highest level of value-added services;
•	continuing to maximize our production, supply chain and distribution efficiencies;
•	continuing to improve our cost position through increased global sourcing and increased manufacturing at our low-cost plants; and
•	focusing on our engineering development efforts including a focus on bringing more product manufacturing in house.

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

•
Broaden Our Customer Base.  Our goal is to increase our customer base by (a) continuing to leverage our manufacturing capabilities to secure additional original equipment business globally with automotive, industrial, marine, military and heavy duty vehicle and equipment manufacturers and their service part operations as well as our existing customer base including traditional warehouse distributors, large retailers, other manufacturers and export customers, and (b) supporting the service part operations of vehicle and equipment manufacturers with value-added services and product support for the life of the part.

•
Improve Operating Efficiency and Cost Position.  Our management places significant emphasis on improving our financial performance by achieving operating efficiencies and improving asset utilization, while maintaining product quality and high customer order fill rates. We intend to continue to improve our operating efficiency and cost position by:

•	increasing cost‑effective vertical integration in key product lines through internal development;
•	focusing on integrated supply chain management, customer collaboration and vendor managed inventory initiatives;
•	evaluating additional opportunities to relocate manufacturing to our low-cost plants;

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

Index
Financial Information about our Operating Segments

The table below shows our consolidated net sales by operating segment and by major product group within each segment for the three years ended December 31, 2016.  Our two major reportable operating segments are Engine Management and Temperature Control.

	Year Ended December 31,
	2016		2015		2014
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Engine Management:
Ignition, Emission and Fuel System Parts	$616,523	58.2%	$598,161	61.6%	$600,867	61.3%
Wires and Cables	149,016	14.1%	99,860	10.3%	108,396	11.0%
Total Engine Management	765,539	72.3%	698,021	71.9%	709,263	72.3%

Temperature Control:
Compressors	148,623	14%	127,861	13.2%	124,238	12.7%
Other Climate Control
Parts	135,117	12.8%	136,617	14.1%	134,827	13.8%
Total Temperature Control	283,740	26.8%	264,478	27.3%	259,065	26.5%

All Other	9,203	0.9%	9,476	0.8%	12,064	1.2%

Total	$1,058,482	100%	$971,975	100%	$980,392	100%

The following table shows our operating profit and identifiable assets by operating segment for the three years ended December 31, 2016.

	Year Ended December 31,
	2016		2015		2014
	Operating Income (Loss)	Identifiable Assets	Operating Income (Loss)	Identifiable Assets	Operating Income (Loss)	Identifiable Assets
	(In thousands)
Engine Management	$101,529	$506,625	$88,007	$413,102	$103,861	$409,275
Temperature Control	17,563	171,136	6,382	177,201	6,445	173,070
All Other	(21,025)	90,936	(18,529)	90,761	(24,968)	91,206
Total	$98,067	$768,697	$75,860	$681,064	$85,338	$673,551

“All Other” consists of items pertaining to our corporate headquarters function and our Canadian business unit, each of which does not meet the criteria of a reportable operating segment.

Engine Management Segment

Breadth of Products.

We manufacture and distribute a full line of engine management replacement parts, including electronic ignition control modules, fuel injectors, remanufactured diesel injectors and pumps, ignition wires, coils, switches, relays, EGR valves, distributor caps and rotors, various sensors primarily measuring temperature, pressure and position in numerous vehicle systems (such as camshaft and crankshaft position, fuel pressure, vehicle speed, tire pressure monitoring (TPMS) and mass airflow sensors), electronic throttle bodies and many other engine management components primarily under our brand names Standard®, Blue Streak®, BWD®, Select®, Intermotor®, OEM®, LockSmart®, TechSmart®, Tech Expert® and GP Sorensen®, and through co-labels and private labels such as CARQUEST®, Duralast®, Duralast Gold®, Import Direct®, Master Pro®, NAPA® Echlin®, NAPA ProformerTM Mileage Plus®, NAPA® Belden®, Omni-Spark®, Ultima Select® and DriveworksTM.

We are a basic manufacturer of many of the engine management parts we market.  Our strategy includes expanding our product lines through strategic acquisitions in addition to sourcing certain materials and products from low cost regions such as those in Asia.  In our Engine Management Segment, replacement parts for ignition, emission control and fuel systems accounted for approximately 58% of our consolidated net sales in 2016, 62% of our consolidated net sales in 2015 and 61% of our consolidated net sales in 2014.

Index
Computer-Controlled Technology. Nearly all new vehicles are factory‑equipped with computer‑controlled engine management systems to monitor and control ignition, emissions, fuel economy, transmission and many other automotive systems.  The on‑board computers monitor inputs from many types of sensors located throughout the vehicle, and control a myriad of valves, solenoids, coils, switches and motors to manage engine and vehicle performance. Computer-controlled engine management systems enable the engine to operate with improved fuel efficiency and reduced levels of hazardous emissions.

Government mandated emissions and fuel economy regulations have been implemented throughout the United States. The Clean Air Act imposes strict emissions control test standards on existing and new vehicles, and remains the preeminent legislation in the area of vehicle emissions.  As many states have implemented required inspection/maintenance tests, the Environmental Protection Agency, through its rulemaking ability, has also encouraged both manufacturers and drivers to reduce vehicle emissions.  Automobiles must now comply with emissions standards from the time they were manufactured and, in most states, until the last day they are in use.  This law and other government emissions laws and fuel economy regulations have had a positive impact on sales of our ignition, emissions control and fuel delivery parts since vehicles failing these laws may require repairs utilizing parts sold by us.

Our sales of sensors, valves, solenoids and related parts have increased as automobile manufacturers equip their cars with more complex engine management systems.

Safety, Driver Assistance and Collision Avoidance Systems. An increasing number of new vehicles are factory equipped with government-mandated safety devices, such as anti-lock braking systems, and air bags. As these systems mature, requiring servicing and repair, we anticipate increased sales opportunities for many of our products such as ABS sensors, tire pressure monitoring systems, and traction control products. Newer automotive systems include Advanced Driver Assistance Systems and Collision Avoidance Systems to alert the driver to potential problems, or to avoid collisions by implementing safeguards. Many of these systems use on-board computers to monitor inputs from sensing devices located throughout the vehicle.  As the use and complexity of these systems continue to develop and proliferate, we expect to identify and benefit from new sales opportunities within this category such as ultrasonic sensors.

Wire and Cable Products. Wire and cable parts accounted for approximately 14% of our consolidated net sales in 2016, 10% of our consolidated net sales in 2015 and 11% of our consolidated net sales in 2014.  These products include ignition (spark plug) wires, wire harnesses, battery cables and a wide range of electrical wire, terminals, connectors and tools for servicing an automobile’s electrical system.

We have historically offered ignition wires and battery cables under premium brands, which capitalize on the market’s awareness of the importance of quality, along with “value” priced brands for older vehicle applications. We extrude high voltage ignition wire for use in our wire sets. The vertical integration of this critical component offers us the ability to achieve lower costs and a controlled source of supply and quality.

In May 2016, we acquired the North American automotive ignition wire business of General Cable Corporation.  The acquisition included General Cable Corporation’s automotive ignition wire business in the United States, Canada and Mexico.  We believe the acquisition will improve our cost position by adding additional resources to our low-cost plants, and permit opportunities for further market penetration in this category of products.

Temperature Control Segment

We manufacture, remanufacture and distribute a full line of replacement parts for automotive temperature control (air conditioning and heating) systems, engine cooling systems, power window accessories and windshield washer systems, primarily under our brand names of Four Seasons®, EVERCO®, ACi®, COMPRESSORWORKS® and Hayden® and through co-labels and private labels such as NAPA Temp Products™, Cold Power®, DriveworksTM, ToughOneTM and Murray®.  The major product groups sold by our Temperature Control Segment are new and remanufactured compressors, clutch assemblies, blower and radiator fan motors, filter dryers, evaporators, accumulators, hose assemblies, thermal expansion devices, heater valves, heater cores, AC service tools and chemicals, fan assemblies, fan clutches, oil coolers, window lift motors, window regulators and assemblies, and windshield washer pumps.  Our temperature control products accounted for approximately 27% of our consolidated net sales in 2016, 2015 and 2014.

Index
Our Temperature Control business continues to implement cost savings initiatives in response to offshore competitive price pressures.  We have consolidated excess manufacturing facilities and have implemented a program to improve our manufacturing and distribution efficiencies.  In February 2016, we began implementation of a plant rationalization initiative to relocate certain production activities from our Grapevine, Texas manufacturing facility to facilities in Greenville, South Carolina and Reynosa, Mexico, relocate certain service functions from Grapevine, Texas to our administrative offices in Lewisville, Texas, and close our Grapevine, Texas facility.  We are also continuing to improve our cost position through our global sourcing initiatives in low cost regions and by increasing our production of remanufactured and new compressors in our facility in Reynosa, Mexico.

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

The table below shows our consolidated net sales by geographic area for the three years ended December 31, 2016.

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
United States	$952,019	$881,206	$884,701
Canada	53,324	48,072	51,526
Europe	14,703	16,305	18,061
Other foreign	38,436	26,392	26,104
Total	$1,058,482	$971,975	$980,392

The table below shows our long‑lived assets by geographic area for the three years ended December 31, 2016.

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
United States	$204,592	$155,438	$158,350
Canada	1,344	1,190	1,546
Europe	13,612	12,324	11,725
Other foreign	23,801	21,634	20,957
Total	$243,349	$190,586	$192,578

Index
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

In addition to training our sales personnel in the function and application of our products, we thoroughly train our sales personnel in proven sales techniques.  Our traditional and retail customers, therefore, have come to depend on these sales personnel as a reliable source for technical information and to assist with sales to their customers (i.e., jobber stores, “do-it-yourselfers,” and professional technicians).  In this manner, we direct a significant portion of our sales efforts to our customers’ customers to generate demand for our products, and we believe that the structure of our sales force facilitates these efforts by enabling us to implement our sales and marketing programs uniformly throughout the distribution channel.  One of the ways we generate this demand is by offering technician seminars, which teach over 65,000 technicians annually how to diagnose and repair vehicles equipped with complex systems related to our products.  To help our sales personnel to be teachers and trainers, we focus our recruitment efforts on candidates who have technical backgrounds as well as strong sales experience.

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

Customers

Our customer base is comprised largely of warehouse distributors, large retailers, OE/OES customers, other manufacturers and export customers.  Our five largest individual customers, including members of a marketing group, accounted for approximately 70% of our consolidated net sales in 2016, 68% of our consolidated net sales in 2015 and 69% of our consolidated net sales in 2014.  During 2016, O’Reilly Automotive, Inc., NAPA Auto Parts, Advance Auto Parts, Inc., and AutoZone, Inc. accounted for 20%, 18%, 17% and 11% of our consolidated net sales, respectively.  Net sales from each of the customers were reported in both our Engine Management and Temperature Control Segments.

Index
Competition

We are a leading independent manufacturer and distributor of replacement parts for product lines in Engine Management and Temperature Control. We compete primarily on the basis of product quality, product availability, value-added services, product coverage, order turn‑around time, order fill rate, technical support and price. We believe we differentiate ourselves from our competitors primarily through:

•	a value‑added, knowledgeable sales force;
•	extensive product coverage in conjunction with market leading brands;
•	rigorous product qualification standards to ensure that our parts meet or exceed exacting performance specifications;
•	sophisticated parts cataloguing systems;
•	inventory levels and logistical systems sufficient to meet the rapid delivery requirements of customers;
•	breadth of manufacturing capabilities; and
•	award-winning marketing programs and sales support and technical training.

In the Engine Management business, we are one of the leading independent manufacturers and distributors in the United States. Our competitors include ACDelco, Delphi Automotive PLC, Denso Corporation, Continental AG, Hitachi, Ltd., Motorcraft, Robert Bosch GmbH, Visteon Corporation, NGK Spark Plug Co., Ltd., Dorman Products, Inc. and several privately-owned companies importing products from Asia.

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

Seasonality

Historically, our operating results have fluctuated by quarter, with the greatest sales occurring in the second and third quarters of the year and revenues generally being recognized at the time of shipment. It is in these quarters that demand for our products is typically the highest, specifically in the Temperature Control Segment of our business.  In addition to this seasonality, the demand for our Temperature Control products during the second and third quarters of the year may vary significantly with the summer weather and customer inventories. For example, a cool summer, as we experienced in both 2014 and 2013, may lessen the demand for our Temperature Control products, while a warm summer, as we experienced in 2016, may increase such demand.  As a result of this seasonality and variability in demand of our Temperature Control products, our working capital requirements typically peak near the end of the second quarter, as the inventory build‑up of air conditioning products is converted to sales and payments on the receivables associated with such sales have yet to be received. During this period, our working capital requirements are typically funded by borrowing from our revolving credit facility.

Index
Working Capital and Inventory Management

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

Index
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

Employees

As of December 31, 2016, we employed approximately 4,100 people, with 1,900 people in the United States and 2,200 people in Mexico, Canada, Poland, the U.K., Hong Kong and Taiwan.  Of the 4,100 people employed, approximately 2,100 people are production employees. We operate primarily in non‑union facilities and have binding labor agreements with employees at other unionized facilities.  We have approximately 80 production employees in Edwardsville, Kansas who are covered by a contract with The International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) that expires in April 2019.  We expect to renew this agreement with the UAW upon mutually agreeable terms.  We also have approximately 1,300 employees in Mexico who are covered under union agreements negotiated at various intervals.

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

Our five largest individual customers, including members of a marketing group, accounted for approximately 70% of our consolidated net sales in 2016, 68% of our consolidated net sales in 2015 and 69% of our consolidated net sales in 2014.  During 2016, O’Reilly Automotive, Inc., NAPA Auto Parts, Advance Auto Parts, Inc., and AutoZone, Inc. accounted for 20%, 18%, 17% and 11% of our consolidated net sales, respectively.  The loss of one or more of these customers or, a significant reduction in purchases of our products from any one of them, could have a materially adverse impact on our business, financial condition and results of operations. In addition, any consolidation among our key customers, such as Advance Auto’s acquisition of CarQuest in 2014, may further exacerbate our customer concentration risk.

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

The automotive aftermarket industry is highly competitive, and our success depends on our ability to compete with domestic and international suppliers of automotive aftermarket products. In the Engine Management Segment, our competitors include ACDelco, Delphi Automotive PLC, Denso Corporation, Continental AG, Hitachi, Ltd., Motorcraft, Robert Bosch GmbH, Visteon Corporation, NGK Spark Plug Co., LTD., Dorman Products, Inc. and several privately-owned companies importing products from Asia.   In the Temperature Control Segment, we compete with ACDelco, Delphi Automotive PLC, Denso Corporation, Motorcraft, Sanden International, Inc., Continental AG, and several privately-owned companies.  In addition, automobile manufacturers supply many of the replacement parts we sell.

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

Historically, our operating results have fluctuated by quarter, with the greatest sales occurring in the second and third quarters of the year and with revenues generally being recognized at the time of shipment.  It is in these quarters that demand for our products is typically the highest, specifically in the Temperature Control Segment of our business. In addition to this seasonality, the demand for our Temperature Control products during the second and third quarters of the year may vary significantly with the summer weather and customer inventories.  For example, a cool summer, as we experienced in both 2014 and 2013, may lessen the demand for our Temperature Control products, while a warm summer, as we experienced in 2016, may increase such demand.  As a result of this seasonality and variability in demand of our Temperature Control products, our working capital requirements peak near the end of the second quarter, as the inventory build-up of air conditioning products is converted to sales and payments on the receivables associated with such sales have yet to be received.  During this period, our working capital requirements are typically funded by borrowing from our revolving credit facility.

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

Actuarial consultants with experience in assessing asbestos-related liabilities conducted a study to estimate our potential claim liability as of August 31, 2016.  The updated study has estimated an undiscounted liability for settlement payments, excluding legal costs and any potential recovery from insurance carriers, ranging from $31 million to $47.7 million for the period through 2059. The change from the prior year study was a $2.3 million decrease for the low end of the range and a $3.4 million decrease for the high end of the range.  The decrease in the estimated undiscounted liability from the prior year study at both the low end and high end of the range reflects our actual experience over the prior twelve months, our historical data and certain assumptions with respect to events that may occur in the future.  Based on the information contained in the actuarial study and all other available information considered by us, we have concluded that no amount within the range of settlement payments was more likely than any other and, therefore, in assessing our asbestos liability we compare the low end of the range to our recorded liability to determine if an adjustment is required.  Based upon the results of the August 31, 2016 actuarial study, a favorable adjustment to the asbestos liability was not recorded in our consolidated financial statements as the difference between our recorded liability and the liability in the actuarial report at the low end of the range was not material.  Future legal costs, which are expensed as incurred and reported in loss from discontinued operations in the accompanying statement of operations, are estimated, according to the updated study, to range from $42.7 million to $78.6 million for the period through 2059.

Index
At December 31, 2016, approximately 1,565 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through December 31, 2016, the amounts paid for settled claims are approximately $20.1 million.  A substantial increase in the number of new claims or increased settlement payments or awards of damages could have a material adverse effect on our business, financial condition and results of operations.

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

We continue to implement a number of cost savings programs including closing our Grapevine, Texas facility, closing our recently acquired wire set assembly operation in Nogales, Mexico and moving some US production to other facilities, both domestically and to our facilities in Mexico and Poland.  We are also integrating and transferring acquired assets and businesses to company facilities.  Although we expect to realize cost savings as a result of these initiatives, we may not be able to achieve the level of benefits that we expect to realize or we may not be able to realize these benefits within the time frames we currently expect.  Our ability to achieve any anticipated cost savings could be affected by a number of factors such as changes in the amount, timing and character of charges related to such initiatives and failure to complete or a substantial delay in completing such initiatives.  Failure to achieve the benefits of our cost saving initiatives could have a material adverse effect on us.  Our cost savings is also predicated upon maintaining our sales levels.

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

We have an existing revolving bank credit facility of $250 million with JPMorgan Chase Bank, N.A., as agent, and a syndicate of lenders, which we refer to throughout this Report as our revolving credit facility.  As of December 31, 2016, our total outstanding indebtedness was $55 million, of which amount $54.8 million of outstanding indebtedness and approximately $139.8 million of availability was attributable to this revolving credit facility.  Any significant increase in our indebtedness could increase our vulnerability to general adverse economic and industry conditions and limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

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

We have manufacturing and distribution facilities in many countries, including Canada, Poland and Mexico, and increasing our manufacturing footprint in low cost regions is an important element of our strategy.  There are a number of risks associated with doing business internationally, including: (a) exposure to local economic and political conditions; (b) social unrest such as risks of terrorism or other hostilities; (c) currency exchange rate fluctuations and currency controls; (d) the effect of potential changes in U.S. trade policy; and (e) the potential for shortages of trained labor.  In particular, there has been social unrest in Mexico and any increased violence in or around our manufacturing facilities in Mexico could impact our business by disrupting our supply chain, the delivery of products to customers, and the reluctance of our customers to visit our Mexican facilities.  In addition, the increased violence in or around our manufacturing facilities in Mexico could present several risks to our employees who may be directly affected by the violence and may result in a decision by them to relocate from the area, or make it difficult for us to recruit or retain talented employees at our Mexican facilities.  Furthermore, changes in U.S. trade policy, particularly as it relates to Mexico and China, could impose increased taxes on us or could impact the classification and treatment of our products for the purpose of assessing duties.  The likelihood of such occurrences and their potential effect on us is unpredictable and may vary from country to country. Any such occurrences could be harmful to our business and our financial results.

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

Index
The nature of our operations exposes us to the risk of claims with respect to such matters, and we can give no assurance that violations of such laws have not occurred or will not occur or that material costs or liabilities will not be incurred in connection with such claims.  We are currently monitoring our environmental remediation efforts at one of our facilities and our reserve balance related to the environmental clean-up at this facility is $0.5 million at December 31, 2016.  The environmental testing and any remediation costs at such facility may be covered by several insurance policies, although we can give no assurance that our insurance will cover any environmental remediation claims.  We also maintain insurance to cover our existing U.S. and Canadian facilities. We can give no assurance that the future cost of compliance with existing environmental laws and the liability for known environmental claims pursuant to such environmental laws will not give rise to additional significant expenditures or liabilities that would be material to us. In addition, future events, such as new information, changes in existing environmental laws or their interpretation, and more vigorous enforcement policies of federal, state or local regulatory agencies, may have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

Index
ITEM 2.	PROPERTIES

We maintain our executive offices in Long Island City, New York. The table below describes our principal facilities as of December 31, 2016.

Location	State or Country	Principal Business Activity	Approx. Square Feet	Owned or Expiration Date of Lease

		Engine Management

Orlando	FL	Manufacturing	50,600	2019
Ft. Lauderdale	FL	Distribution	23,300	Owned
Ft. Lauderdale	FL	Distribution	30,000	Owned
Mishawaka	IN	Manufacturing	153,100	Owned
Edwardsville	KS	Distribution	363,500	Owned
Independence	KS	Manufacturing	337,400	Owned
Long Island City	NY	Administration	74,800	2018
Greenville	SC	Manufacturing	184,500	Owned
Disputanta	VA	Distribution	411,000	Owned
Nogales	Mexico	Manufacturing	67,200	2019
Reynosa	Mexico	Manufacturing	100,000	2024
Reynosa	Mexico	Manufacturing	153,000	2018
Bialystok	Poland	Manufacturing	108,400	2022

		Temperature Control

Lewisville	TX	Administration and Distribution	415,000	2024
Grapevine	TX	Manufacturing	180,000	Owned
St. Thomas	Canada	Manufacturing	40,000	Owned
Reynosa	Mexico	Manufacturing	82,000	2019
Reynosa	Mexico	Manufacturing	118,000	2021

		Other

Mississauga	Canada	Administration and Distribution	128,400	2018
Irving	TX	Training Center	13,400	2021

Index
ITEM 3.	LEGAL PROCEEDINGS

The information required by this Item is incorporated herein by reference to the information set forth in Item 8, “Financial Statements and Supplementary Data” of this Report under the captions “Asbestos” and “Other Litigation” appearing in Note 19, “Commitments and Contingencies” of the notes to our consolidated financial statements.

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

Our common stock trades publicly on the New York Stock Exchange (“NYSE”) under the trading symbol “SMP.” The following table shows the high and low sales prices per share of our common stock as reported by the NYSE and the dividends declared per share for the periods indicated:

	High	Low	Dividend

Fiscal Year ended December 31, 2016:
First Quarter	$38.30	$29.69	$0.17
Second Quarter	39.79	32.66	0.17
Third Quarter	48.00	39.15	0.17
Fourth Quarter	55.37	45.84	0.17

Fiscal Year ended December 31, 2015:
First Quarter	$43.72	$35.07	$0.15
Second Quarter	42.96	34.75	0.15
Third Quarter	37.06	30.30	0.15
Fourth Quarter	45.72	34.29	0.15

The last reported sale price of our common stock on the NYSE on February 16, 2017 was $49.68 per share.  As of February 16, 2017, there were 477 holders of record of our common stock.

Dividends are declared and paid on the common stock at the discretion of our Board of Directors (the “Board”) and depend on our profitability, financial condition, capital needs, future prospects, and other factors deemed relevant by our Board. Our current practice is to pay dividends on a quarterly basis.  In January 2017, our Board voted to increase our quarterly dividend from $0.17 per share in 2016 to $0.19 per share in 2017.  Our revolving credit facility permits dividends and distributions by us provided specific conditions are met.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a further discussion of our revolving credit facility.

There have been no unregistered offerings of our common stock during the fourth quarter of 2016.

Index
The following graph compares the five year cumulative total return on the Company’s Common Stock to the total returns on the Standard & Poor’s 500 Stock Index and the S&P 1500 Auto Parts & Equipment Index, which is a combination of automotive parts and equipment companies within the S&P 400, the S&P 500 and the S&P 600.  The graph shows the change in value of a $100 investment in the Company’s Common Stock and each of the above indices on December 31, 2011 and the reinvestment of all dividends. The comparisons in this table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Company’s Common Stock or the referenced indices.

Comparison of Cumulative Five Year Total Return
$350
$300
$250
$200
$150
$100
$50
$0
2011
2012
2013
2014
2015
2016
Standard Motor Products, Inc.
S&P 500 Index
S&P 1500 Auto Parts & Equipment

	SMP	S&P 500	S&P 1500 Auto Parts & Equipment Index
2011	100	100	100
2012	113	116	101
2013	190	154	166
2014	200	175	172
2015	202	177	160
2016	288	198	169

* Source: S&P Capital IQ

Index
ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the five years ended December 31, 2016.  This selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes thereto included elsewhere in this Form 10-K.

	Year Ended December 31,
	2016	2015	2014	2013	2012
		(Dollars in thousands)
Statement of Operations Data:

Net sales	$1,058,482	$971,975	$980,392	$983,704	$948,916
Gross profit	322,487	280,988	289,630	290,454	259,669
Litigation charge (1)	—	—	10,650	—	—
Operating income	98,067	75,860	85,338	86,863	71,431
Earnings from continuing operations	62,412	48,120	52,899	53,043	42,969
Loss from discontinued operations, net of tax	(1,982)	(2,102)	(9,870)	(1,593)	(1,616)
Net earnings (2)	60,430	46,018	43,029	51,450	41,353

Per Share Data:

Earnings from continuing operations:
Basic	$2.75	$2.11	$2.31	$2.31	$1.88
Diluted	2.70	2.08	2.28	2.28	1.86
Earnings per common share:
Basic	2.66	2.02	1.88	2.24	1.81
Diluted	2.62	1.99	1.85	2.21	1.79
Cash dividends per common share	0.68	0.60	0.52	0.44	0.36

Other Data:

Depreciation and amortization	$20,457	$17,637	$17,295	$17,595	$16,466
Capital expenditures	20,921	18,047	13,904	11,410	11,811
Dividends	15,447	13,697	11,905	10,107	8,215

Cash Flows Provided By (Used In):

Operating activities	$97,805	$65,171	$46,987	$57,616	$93,560
Investing activities	(88,018)	(18,011)	(51,200)	(24,762)	(49,912)
Financing activities	(7,756)	(41,155)	15,316	(39,295)	(42,787)

Balance Sheet Data (at period end):

Cash and cash equivalents	$19,796	$18,800	$13,728	$5,559	$13,074
Working capital	231,007	235,824	215,204	225,761	196,381
Total assets	768,697	681,064	673,551	615,523	576,594
Total debt	54,975	47,505	56,816	21,481	40,648
Long‑term debt (excluding current portion)	120	62	83	16	75
Stockholders’ equity	441,028	391,979	374,153	349,432	307,587

Index
Notes to Selected Financial Data

(1)
During 2014, we recorded a $10.6 million litigation charge in connection with a settlement agreement in a legal proceeding with a third party.  The settlement amount was funded from cash on hand and available credit under our revolving credit facility.

(2)
We recorded an after tax charge of $2 million, $2.1 million, $9.9 million, $1.6 million, and $1.6 million as loss from discontinued operations to account for legal expenses and potential costs associated with our asbestos‑related liability for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively.  Such costs were also separately disclosed in the operating activity section of the consolidated statements of cash flows for those same years.

Index
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto. This discussion summarizes the significant factors affecting our results of operations and the financial condition of our business during each of the fiscal years in the three-year period ended December 31, 2016.

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

We sell our products primarily to warehouse distributors, large retail chains, original equipment manufacturers and original equipment service part operations in the United States, Canada, Latin America, and Europe.  Our customers consist of many of the leading warehouse distributors and auto parts retail chains, such as NAPA Auto Parts (National Automotive Parts Association, Inc.), Advance Auto Parts, Inc./CARQUEST Auto Parts, AutoZone, Inc., O’Reilly Automotive, Inc., Canadian Tire Corporation Limited and The Pep Boys Manny, Moe & Jack, as well as national program distribution groups, such as Auto Value and All Pro/Bumper to Bumper (Aftermarket Auto Parts Alliance, Inc.), Automotive Distribution Network LLC, The National Pronto Association (“Pronto”), Federated Auto Parts Distributors, Inc. (“Federated”), Pronto and Federated’s affiliate, the Automotive Parts Services Group or The Group, Auto Plus and specialty market distributors. We distribute parts under our own brand names, such as Standard®, Blue Streak®, BWD®, Select®, Intermotor®, GP Sorensen®, TechSmart®, Tech Expert®, OEM®, LockSmart®, Four Seasons®, EVERCO®, ACi®, COMPRESSORWORKS® and Hayden® and through co-labels and private labels, such as CARQUEST®, Duralast®, Duralast Gold®, Import Direct®, Master Pro®, Omni-Spark®, Ultima Select®, Murray®, NAPA®, NAPA® Echlin®, NAPA Proformer™ Mileage Plus®, NAPA Temp Products™, NAPA® Belden®, Cold Power®, DriveworksTM and ToughOneTM.

Business Strategy

Our goal is to grow revenues and earnings and deliver returns in excess of our cost of capital by being the best-in-class, full-line, full-service supplier of premium products to the engine management and temperature control markets. The key elements of our strategy are as follows:

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

To maintain our strong competitive position in our markets, we remain committed to the following:

•	providing our customers with full-line coverage of high quality engine management and temperature control products, supported by the highest level of value-added services;
•	continuing to maximize our production, supply chain and distribution efficiencies;

Index
•	continuing to improve our cost position through increased global sourcing and increased manufacturing at our low-cost plants; and
•	focusing on our engineering development efforts including a focus on bringing more product manufacturing in house.

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

•
Improve Operating Efficiency and Cost Position.  Our management places significant emphasis on improving our financial performance by achieving operating efficiencies and improving asset utilization, while maintaining product quality and high customer order fill rates. We intend to continue to improve our operating efficiency and cost position by:

•	increasing cost‑effective vertical integration in key product lines through internal development;
•	focusing on integrated supply chain management, customer collaboration and vendor managed inventory initiatives;
•	evaluating additional opportunities to relocate manufacturing to our low-cost plants;
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

Seasonality.  Historically, our operating results have fluctuated by quarter, with the greatest sales occurring in the second and third quarters of the year and revenues generally being recognized at the time of shipment. It is in these quarters that demand for our products is typically the highest, specifically in the Temperature Control Segment of our business.  In addition to this seasonality, the demand for our Temperature Control products during the second and third quarters of the year may vary significantly with the summer weather and customer inventories.  For example, a cool summer, as we experienced in both 2014 and 2013, may lessen the demand for our Temperature Control products, while a warm summer, as we experienced in 2016, may increase such demand.  As a result of this seasonality and variability in demand of our Temperature Control products, our working capital requirements typically peak near the end of the second quarter, as the inventory build‑up of air conditioning products is converted to sales and payments on the receivables associated with such sales have yet to be received. During this period, our working capital requirements are typically funded by borrowing from our revolving credit facility.

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

Comparison of Fiscal Years 2016 and 2015

Sales.  Consolidated net sales for 2016 were $1,058.5 million, an increase of $86.5 million compared to $972 million in the same period of 2015.  Consolidated net sales increased due to the higher net sales achieved by both our Engine Management and Temperature Control Segments.

The following table summarizes consolidated net sales by segment and by major product group within each segment for the years ended December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2016	2015
Engine Management:
Ignition, Emission and Fuel System Parts	$616,523	$598,161
Wire and Cable	149,016	99,860
Total Engine Management	765,539	698,021

Temperature Control:
Compressors	148,623	127,861
Other Climate Control Parts	135,117	136,617
Total Temperature Control	283,740	264,478

All Other	9,203	9,476

Total	$1,058,482	$971,975

Engine Management’s net sales increased $67.5 million, or 9.7%, to $765.5 million for the year ended December 31, 2016.  Net sales in the ignition, emissions and fuel systems parts product group for the year ended December 31, 2016 were $616.5 million, an increase of $18.3 million, or 3.1%, compared to $598.2 million in the same period of 2015.  Net sales in the wire and cable product group for the year ended December 31, 2016 were $149 million, an increase of $49.1 million, or 49.2%, compared to $99.9 million in the year ended December 31, 2015.  In May 2016, we acquired the North American automotive ignition wire business of General Cable Corporation.  Incremental net sales from the acquisition of $52.9 million were included in net sales of the wire and cable product group from the date of acquisition through December 31, 2016.  Excluding the incremental sales from the acquisition, Engine Management net sales increased $14.6 million, or 2.1%, compared to the same period of 2015.

Temperature Control’s net sales increased $19.3 million, or 7.3%, to $283.7 million for the year ended December 31, 2016.  Net sales in the compressors product group for the year ended December 31, 2016 were $148.6 million, an increase of $20.7 million, or 16.2%, compared to $127.9 million in the same period of 2015.  Net sales in the other climate control parts product group for the year ended December 31, 2016 were $135.1 million, a decrease of $1.5 million, or 1.1%, compared to $136.6 million in the year ended December 31, 2015.  Demand for our Temperature Control products may vary significantly with summer weather conditions and customer inventories.

Index
Gross Margins.  Gross margins, as a percentage of consolidated net sales, increased to 30.5% for 2016, compared to 28.9% for 2015.  The following table summarizes gross margins by segment for the years ended December 31, 2016 and 2015, respectively (in thousands):

Year Ended December 31,	Engine Management	Temperature Control	Other	Total
2016
Net sales	$765,539	$283,740	$9,203	$1,058,482
Gross margins	239,710	72,547	10,230	322,487
Gross margin percentage	31.3%	25.6%	—%	30.5%

2015
Net sales	$698,021	$264,478	$9,476	$971,975
Gross margins	212,021	57,977	10,990	280,988
Gross margin percentage	30.4%	21.9%	—%	28.9%

Gross margins at Engine Management increased 0.9 percentage points from 30.4% to 31.3%, and gross margins at Temperature Control increased 3.7 percentage points from 21.9% to 25.6%.  The gross margin percentage increase in Engine Management compared to the prior year was primarily the result of the year-over-year increase in production volume and the impact of one-time costs incurred in the prior year to improve our diesel manufacturing production processes.  The gross margin percentage increase in Temperature Control compared to the prior year resulted primarily from year-over-year increased production volumes, and unabsorbed manufacturing overheads charged in the prior year results which negatively impacted 2015 gross margins.

Selling, General and Administrative Expenses.  SG&A expenses increased to $221.7 million, or 20.9% of consolidated net sales in 2016, as compared to $206.3 million, or 21.2% of consolidated net sales, in 2015.  The $15.4 million increase in SG&A expenses as compared to 2015 is principally due to (1) higher selling and marketing costs, higher distribution expenses, and higher costs incurred in our accounts receivable factoring program, all associated with increased sales volumes; and (2) incremental expenses of $7.5 million from our acquisition of the North American automotive ignition wire business of General Cable Corporation, including amortization of intangible assets acquired.

Restructuring and Integration Expenses (Income).  Restructuring and integration expenses were $4 million in 2016 compared to restructuring and integration income of $0.1 million in 2015.  The $4.1 million year-over-year increase in restructuring and integration expenses reflects primarily the impact of the plant rationalization program that commenced in February 2016 and the wire and cable relocation program announced in October 2016.

Other Income, Net. Other income, net was $1.2 million in 2016 compared to $1 million in 2015.  During 2016 and 2015, we recognized $1 million of deferred gain related to the sale-leaseback of our Long Island City, New York facility.

Operating Income.  Operating income was $98.1 million in 2016, compared to $75.9 million in 2015.  The year-over-year increase in operating income of $22.2 million is the result of higher consolidated net sales and higher gross margins as a percentage of consolidated net sales offset, in part, by higher SG&A expenses and higher restructuring and integration expenses.

Other Non-Operating Income, Net.  Other non-operating income, net was $2.1 million in 2016, compared to other non-operating expense, net of $0.2 million in 2015.  The year-over-year increase in other non-operating income, net resulted primarily from the increase in equity income from our joint ventures, the favorable impact of changes in foreign currency exchange rates and the year-over-year impact of the write-off in 2015 of $0.8 million of unamortized deferred finance costs associated with the refinancing of the prior revolving credit facility.

Index
Interest Expense.  Interest expense was $1.6 million in 2016 compared to $1.5 million in 2015.  The impact of the year-over-year increase in average outstanding borrowings during 2016 when compared to 2015 was partially offset by the slight decline in average interest rates on our revolving credit facility.  The year-over-year increase in our average outstanding borrowings resulted primarily from our May 2016 acquisition of the North American automotive ignition wire business of General Cable Corporation for approximately $67.5 million which was funded by our revolving credit facility.

Income Tax Provision.  The income tax provision for 2016 was $36.2 million at an effective tax rate of 36.7%, compared to $26 million at an effective tax rate of 35.1% in 2015.  The higher year-over-year effective tax rate is the result of a change in the mix of pre-tax income from lower foreign tax rate jurisdictions to the U.S., and the year-over-year increase in state and local effective tax rates.

Loss from Discontinued Operations.  Loss from discontinued operations, net of income tax, reflects information contained in the most recent actuarial studies performed as of August 31, 2016 and 2015, other information available and considered by us, and legal expenses associated with our asbestos-related liability.  During 2016 and 2015, we recorded a loss of $2 million and $2.1 million, net of tax, from discontinued operations, respectively.  Based upon the actuarial studies performed as of August 31, 2016 and 2015, a favorable adjustment to the asbestos liability was not recorded in our consolidated financial statements in each of 2016 and 2015 as the difference between the low end of the range in each of the actuarial studies and our recorded liability was not material.  As discussed more fully in Note 19 of the notes to our financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

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

The following table summarizes consolidated net sales by segment and by major product group within each segment for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015	2014
Engine Management:
Ignition, Emission and Fuel System Parts	$598,161	$600,867
Wire and Cable	99,860	108,396
Total Engine Management	698,021	709,263

Temperature Control:
Compressors	127,861	124,238
Other Climate Control Parts	136,617	134,827
Total Temperature Control	264,478	259,065

All Other	9,476	12,064

Total	$971,975	$980,392

Engine Management’s net sales decreased $11.2 million, or 1.6%, to $698 million for 2015.  Net sales in the ignition, emissions and fuel systems parts product group for the year ended December 31, 2015 were $598.2 million, a decrease of $2.7 million, or 0.5%, compared to $600.9 million in the same period of 2014.  Net sales in the wire and cable product group for the year ended December 31, 2015 were $99.9 million, a decrease of $8.5 million, or 7.8%, compared to $108.4 million in the year ended December 31, 2014.  Net sales in 2015 were negatively impacted by customer ordering patterns and diesel injector returns for quality inspection.  Also contributing to the reduction in net sales was the negative impact of foreign currency exchange rates.  Had the same Polish Zloty exchange rate applied in 2014 been used in 2015, net sales for 2015 would have been $1.5 million higher, or $699.5 million.

Index
Temperature Control’s net sales increased $5.4 million, or 2.1%, to $264.5 million for 2015.  Net sales in the compressors product group for the year ended December 31, 2015 were $127.9 million, an increase of $3.7 million, or 3%, compared to $124.2 million in the same period of 2014.  Net sales in the other climate control parts product group for the year ended December 31, 2015 were $136.6 million, an increase of $1.8 million, or 1.3%, compared to $134.8 million in the year ended December 31, 2014.  Included in the 2015 net sales are incremental sales of $4.7 million from our asset acquisition of Annex Manufacturing, acquired in April 2014.  Excluding the incremental sales from the acquisition, Temperature Control’s net sales increased $0.7 million compared to 2014.  The year-over-year increase in net sales at Temperature Control resulted from the impact of warmer summer conditions in 2015 as compared to the same period in 2014.  Offsetting the increase in net sales at Temperature Control was the negative impact of foreign currency exchange rates.  Had the same Canadian exchange rate applied in 2014 been used in 2015, net sales for 2015 would have been $1.1 million higher, or $265.6 million.  Demand for our Temperature Control products may vary significantly with summer weather conditions and customer inventories.

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

Index
Litigation Charge.  During 2014, we recorded a $10.6 million litigation charge in connection with a settlement agreement in a legal proceeding with a third party.  The settlement amount was paid in September 2014 and was funded from cash on hand and available credit under our revolving credit facility.

Restructuring and Integration Expenses (Income).  Restructuring and integration income was $0.1 million in 2015 compared to restructuring and integration expenses of $1.2 million in 2014.  The $1.3 million year-over-year decrease in restructuring and integration expenses reflects the reduction of expenses related to prior year programs.

Other Income, Net.  Other income, net was $1 million in 2015 compared to $1.1 million for the year ended December 31, 2014.  During 2015 and 2014, we recognized $1 million of deferred gain related to the sale-leaseback of our Long Island City, New York facility.

Operating Income.  Operating income was $75.9 million in 2015, compared to $85.3 million in 2014.  Included in operating income in 2014 was a $10.6 million charge in connection with a settlement agreement in a legal proceeding with a third party.  Excluding the $10.6 million charge in 2014, operating income in 2014 was $95.9 million.  The year-over-year decline in operating income is the result of lower net sales, lower gross margins as a percentage of consolidated net sales and higher SG&A expenses.

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

Interest Expense. Interest expense was essentially flat year-over-year.  Interest expense was $1.5 million in 2015 compared to $1.6 million in 2014.  The lower average outstanding borrowings in 2015, when compared to 2014, were offset by slightly higher interest rates.

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

Index
Restructuring and Integration Programs

Plant Rationalization Program

In February 2016, in connection with our ongoing efforts to improve operating efficiencies and reduce costs, we finalized our intention to implement a plant rationalization initiative.  As part of the plant rationalization, we plan to relocate certain production activities from our Grapevine, Texas manufacturing facility to facilities in Greenville, South Carolina and Reynosa, Mexico, relocate certain service functions from Grapevine, Texas to our administrative offices in Lewisville, Texas, and close our Grapevine, Texas facility.  In addition, certain production activities will be relocated from our Greenville, South Carolina manufacturing facility to our manufacturing facility in Bialystok, Poland.  The following table summarizes the Plant Rationalization Program’s forecast and the amounts incurred through December 31, 2016:

	Forecast	Amounts Incurred Through December 31, 2016
	(In thousands)
Restructuring and integration expense	$5,000	$3,205
Capital expenditures	2,600	2,400
Temporary incremental operating expense	1,400	400
Total	$9,000	$6,005

Wire and Cable Relocation

In connection with our acquisition of the North American automotive ignition wire business of General Cable Corporation in May 2016, we expect to incur certain integration expenses, including costs to be incurred in connection with the consolidation of the General Cable Corporation Altoona, Pennsylvania distribution center into our existing wire distribution center in Edwardsville, Kansas and the relocation of certain machinery and equipment.  In October 2016, we further announced our plan to relocate all production from the acquired Nogales, Mexico wire set assembly operation to our existing wire assembly facility in Reynosa, Mexico and to close the Nogales, Mexico plant.  The following table summarizes the Wire and Cable Relocation Program’s forecast and the amounts incurred through December 31, 2016:

	Forecast	Amounts Incurred Through December 31, 2016
	(In thousands)
Restructuring and integration expense	$2,900	$714
Capital expenditures	1,000	500
Temporary incremental operating expense	—	100
Total	$3,900	$1,314

Orlando Plant Rationalization Program

In January 2017, in connection with our ongoing efforts to improve operating efficiencies and reduce costs, we finalized our intention to implement another plant rationalization initiative at our Orlando, Florida facility.  As part of the plant rationalization, we plan to relocate production activities from our Orlando, Florida manufacturing facility to Independence, Kansas, and close our Orlando, Florida facility. One-time plan rationalization costs of approximately $3.7 million are expected to be incurred in 2017 and 2018 consisting of restructuring and integration expenses of approximately $3.1 million related to employee severance and relocation of certain machinery and equipment; and capital expenditures of approximately $0.6 million.

Index
For a detailed discussion on the restructuring and integration costs, see Note 3, “Restructuring and Integration Expense (Income),” of the notes to our consolidated financial statements.

Liquidity and Capital Resources

Operating Activities.  During 2016, cash provided by operations was $97.8 million, compared to $65.2 million in 2015.  During 2016, cash provided by operations was favorably impacted by (1) net earnings of $60.4 million compared to net earnings of $46 million in 2015; (2) the increase in accounts payable of $7.3 million compared to the year-over-year increase in accounts payable of $1.9 million in 2015; (3) the increase in sundry payables and accrued expenses of $21 million compared to the year-over-year increase in sundry payables and accrued expenses of $1.9 million in 2015; and (4) the decrease in prepaid expenses and other current assets of $3.5 million compared to the year-over-year decrease in prepaid expenses and other current assets of $0.4 million.  Partially offsetting the favorable result in operating cash flow was (1) the increase in accounts receivable of $8.8 million compared to the year-over-year increase in accounts receivable of $2 million in 2015; and (2) the increase in inventory of $20.2 million compared to the year-over-year increase in inventory of $12.5 million in 2015.  The higher year-over-year increase in sundry payables and accrued expenses in 2016 as compared to 2015 reflects higher employee compensation, and restructuring and integration accruals, which are expected to be paid in 2017.  The higher year-over-year increase in inventories in 2016 as compared to 2015 is the result of “safety stock” built in connection with our restructuring and integration programs, while the comparative increase in accounts receivable is the result of the impact of our May 2016 acquisition of the North American automotive ignition wire business of General Cable Corporation.  We continue to actively manage our working capital to maximize our operating cash flow.

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

Investing Activities.  Cash used in investing activities was $88 million in 2016, compared to $18 million in 2015 and $51.2 million in 2014.  Investing activities in 2016 consisted of (1) our acquisition of certain assets and the assumption of certain liabilities of General Cable Corporation’s automotive ignition wire business in North America as well as 100% of the equity interests of a General Cable subsidiary in Nogales, Mexico for $67.3 million, net of cash acquired and (2) capital expenditures of $20.9 million.

Cash used in investing activities was $18 million in 2015 which consisted of capital expenditures of $18 million.

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

Index
Financing Activities.  Cash used in financing activities was $7.8 million in 2016, compared to cash used in financing activities of $41.2 million in 2015, and cash provided by financing activities of $15.3 million in 2014.  During 2016, borrowings under our revolving credit facility, along with cash provided by operating activities, were used to fund the acquisition of the North American automotive ignition business of General Cable Corporation, purchase shares of our common stock, pay dividends and fund capital expenditures.  During 2016, we increased borrowings under our revolving credit facility by $7.4 million and repurchased 10,135 shares of our common stock by $0.4 million.

Cash used by finance activities was $41.2 million in 2015.  Cash provided by operating cash flow in 2015 was used to fund capital expenditures, pay dividends, repurchase company stock and reduce borrowings under our revolving credit facility.  During 2015, we reduced borrowings under our revolving credit facilities by $9.1 million and repurchased 551,791 shares of our common stock for $19.6 million.

Cash provided by financing activities was $15.3 million in 2014.  Borrowings under our revolving credit facility in 2014, along with the cash provided by operations, were used to pay dividends and to fund acquisitions, business investments, capital expenditures, and the repurchase of 284,284 shares of our common stock for $10 million.  During 2014, we increased borrowings under our revolving credit facility by $35.2 million.

Dividends of $15.4 million, $13.7 million and $11.9 million were paid in 2016, 2015 and 2014, respectively.  Quarterly dividends were paid at a rate of $0.17 per share in 2016, $0.15 per share in 2015 and $0.13 per share in 2014.  In January 2017, our Board of Directors voted to increase our quarterly dividend from $0.17 per share in 2016 to $0.19 per share in 2017.

Liquidity

Our primary cash requirements include working capital, capital expenditures, regular quarterly dividends, stock repurchases, principal and interest payments on indebtedness and acquisitions. Our primary sources of funds are ongoing net cash flows from operating activities and availability under our secured revolving credit facility (as detailed below).

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

Borrowings under the new credit agreement are secured by substantially all of our assets, including accounts receivable, inventory and certain fixed assets, and those of certain of our subsidiaries.  Availability under the credit agreement is based on a formula of eligible accounts receivable, eligible inventory, eligible equipment and eligible fixed assets.  After taking into account outstanding borrowings under the credit agreement, there was an additional $139.8 million available for us to borrow pursuant to the formula at December 31, 2016.  Outstanding borrowings under the credit agreements, which are classified as current liabilities, were $54.8 million and $47.4 million at December 31, 2016 and 2015, respectively.  Borrowings under the restated credit agreement have been classified as current liabilities based upon the accounting rules and certain provisions in the agreement.

At December 31, 2016, the weighted average interest rate on our credit agreement was 2.3%, which consisted of $45 million in direct borrowings at 2% and an alternative base rate loan of $9.8 million at 4%.

Index
At December 31, 2015, the weighted average interest rate on our credit agreement was 1.7%, which consisted of $44 million in direct borrowings at 1.6% and an alternative base rate loan of $3.4 million at 3.8%.   Our average daily alternative base rate/index loan balance was $2.6 million and $4.9 million during 2016 and 2015, respectively.

At any time that our borrowing availability is less than the greater of either (a) $25 million, or 10% of the commitments if fixed assets are not included in the borrowing base, or (b) $31.25 million, or 12.5% of the commitments if fixed assets are included in the borrowing base, the terms of the credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain a fixed charge coverage ratio of 1:1 at the end of each fiscal quarter (rolling four quarters).  As of December 31, 2016, we were not subject to these covenants.  The credit agreement permits us to pay cash dividends of $20 million and make stock repurchases of $20 million in any fiscal year subject to a minimum availability of $25 million.  Provided specific conditions are met, the credit agreement also permits acquisitions, permissible debt financing, capital expenditures, and cash dividend payments and stock repurchases of greater than $20 million.

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

Pursuant to these agreements, we sold $759.2 million and $693.6 million of receivables for the years ended December 31, 2016 and 2015, respectively.  A charge in the amount of $19.3 million, $14.3 million and $13.1 million related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014, respectively.  If we do not enter into these arrangements or if any of the financial institutions with which we enter into these arrangements were to experience financial difficulties or otherwise terminate these arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures to collect future trade accounts receivable.

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

Our Board of Directors did not authorize a stock repurchase program in 2016.  As of December 31, 2016, there was no shares available for future stock repurchases under the programs.  In February 2017, our Board of Directors authorized the purchase of up to $20 million of our common stock under a new stock repurchase program.

Index
In February 2016, in connection with our ongoing efforts to improve operating efficiencies and reduce costs, we finalized our intention to implement a plant rationalization initiative.  As part of the plant rationalization, we plan to relocate certain production activities from our Grapevine, Texas manufacturing facility to facilities in Greenville, South Carolina and Reynosa, Mexico, relocate certain service functions from Grapevine, Texas to our administrative offices in Lewisville, Texas, and close our Grapevine, Texas facility.  In addition, certain production activities will be relocated from our Greenville, South Carolina manufacturing facility to our manufacturing facility in Bialystok, Poland.  One-time plant rationalization costs of approximately $9 million are expected to be incurred in 2016 and 2017 consisting of restructuring and integration expenses of approximately $5 million related to employee severance and relocation of certain machinery and equipment; capital expenditures of approximately $2.6 million; and temporary incremental operating expenses of approximately $1.4 million.  Substantially all of the one-time plant rationalization costs are expected to result in future cash expenditures and will be recognized throughout the program.  As of December 31, 2016, cash expenditures of approximately $4 million have been made related to the program.   We anticipate that the plant rationalization will be completed by the end of 2017.

In connection with our acquisition of the North American automotive ignition wire business of General Cable Corporation in May 2016, we expect to incur certain integration expenses, including costs to be incurred in connection with the consolidation of the General Cable Corporation Altoona, Pennsylvania distribution center into our existing wire distribution center in Edwardsville, Kansas and the relocation of certain machinery and equipment.  In October 2016, we further announced our plan to relocate all production from the acquired Nogales, Mexico wire set assembly operation to our existing wire assembly facility in Reynosa, Mexico and to close the Nogales, Mexico plant.  Integration expenses expected to be incurred related to the closure of the Nogales, Mexico plant include employee severance and the relocation of certain machinery and equipment.  Total integration expenses of $2.9 million are expected to be incurred related to the program.  Substantially all of the integration expenses are expected to result in future cash expenditures.  During the year ended December 31, 2016, integration expenses related to the program of $0.7 million were recognized.  We anticipate that the wire and cable relocation program will be completed by the end of the first quarter of 2018.

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

The following table summarizes our contractual commitments as of December 31, 2016 and expiration dates of commitments through 2026(a) (b):

(In thousands)	2017	2018	2019	2020	2021	2022-2026	Total
Lease obligations	$8,680	$7,278	$5,078	$3,942	$3,734	$6,103	$34,815
Postretirement	1,240	56	51	46	41	133	1,567
Severance payments related to restructuring and integration	1,968	494	109	5	—	—	2,576
Total commitments	$11,888	$7,828	$5,238	$3,993	$3,775	$6,236	$38,958

(a)
Indebtedness under our revolving credit facilities is not included in the table above as it is reported as a current liability in our consolidated balance sheets.  As of December 31, 2016, amounts outstanding under our revolving credit facilities were $54.8 million.

(b)
We anticipate total aggregate severance payments of approximately $3.7 million to be recorded related to the plant rationalization program initiated in February 2016 and the wire and cable relocation program.  Both programs are expected to be completed by the end of the first quarter of 2018.

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

Sales Returns and Other Allowances and Allowance for Doubtful Accounts. We must make estimates of potential future product returns related to current period product revenue.  We analyze historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances.  Significant judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period.  At December 31, 2016, the allowance for sales returns was $40.2 million.

Index
Similarly, we must make estimates of the uncollectability of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit‑worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  In January 2016, one of our customers filed a petition for bankruptcy.  In connection with the bankruptcy filing, we evaluated our potential risk and exposure, and estimated our anticipated recovery as related to our outstanding accounts receivable balance from the customer.  As a result of our evaluations, we recorded a net $3.5 million pre-tax charge during the year ended December 31, 2015, and an additional net $0.8 million pre-tax charge during the year ended December 31, 2016, which resulted in the write-off of our entire accounts receivable balance from the customer as of December 31, 2016.  At December 31, 2016, the allowance for doubtful accounts and for discounts was $4.4 million.

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

The valuation allowance of $0.5 million as of December 31, 2016 is intended to provide for the uncertainty regarding the ultimate realization of our U.S. foreign tax credit carryovers and foreign net operating loss carryovers. The assessment of the adequacy of our valuation allowance is based on our estimates of taxable income in these jurisdictions and the period over which our deferred tax assets will be recoverable.  Based on these considerations, we believe it is more likely than not that we will realize the benefit of the net deferred tax asset of $51.1 million as of December 31, 2016, which is net of the remaining valuation allowance.

In the event that actual results differ from these estimates, or we adjust these estimates in future periods for current trends or expected changes in our estimating assumptions, we may need to modify the level of the valuation allowance which could materially impact our business, financial condition and results of operations.

In accordance with generally accepted accounting practices, we recognize in our financial statements only those tax positions that meet the more-likely-than-not recognition threshold. We establish tax reserves for uncertain tax positions that do not meet this threshold.  As of December 31, 2016, we do not believe there is a need to establish a liability for uncertain tax positions.  Penalties and interest associated with income tax matters are included in the provision for income taxes in our consolidated statement of operations.

Index
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

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk, primarily related to foreign currency exchange and interest rates. These exposures are actively monitored by management. Our exposure to foreign exchange rate risk is due to certain costs, revenues and borrowings being denominated in currencies other than one of our subsidiary’s functional currency.  Similarly, we are exposed to market risk as the result of changes in interest rates, which may affect the cost of our financing. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures.  We do not hold or issue derivative financial instruments for trading or speculative purposes.  As of December 31, 2016, we did not have any derivative financial instruments.

Exchange Rate Risk

We have exchange rate exposure, primarily, with respect to the Canadian Dollar, the Euro, the British Pound, the Polish Zloty, the Mexican Peso, the Taiwan Dollar, the Chinese Yuan Renminbi and the Hong Kong Dollar.  As of December 31, 2016, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore, the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows.  This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the incremental effect of such a change on our foreign currency denominated revenues.

Interest Rate Risk

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements.  We invest our excess cash in highly liquid short-term investments.  Substantially all of our debt is variable rate debt as of December 31, 2016 and 2015.  Depending upon the level of borrowings under our revolving credit facility and our excess cash, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate may have an approximate $0.7 million negative impact on our earnings or cash flows.

In addition, from time to time, we sell undivided interests in certain of our receivables to financial institutions.  We enter these agreements at our discretion when we determine that the cost of factoring is less than the cost of servicing our receivables with existing debt.  During the year ended December 31, 2016, we sold $759.2 million of receivables.  Depending upon the level of sales of receivables pursuant these agreements, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the margin rate may have an approximate $7.6 million negative impact on our earnings or cash flows.  The charge related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control - Integrated Framework.  Based on our assessment using those criteria, we concluded that, as of December 31, 2016, our internal control over financial reporting is effective.

Our independent registered public accounting firm, KPMG LLP, has audited our consolidated financial statements as of and for the year ended December 31, 2016 and has also audited the effectiveness of our internal control over financial reporting as of December 31, 2016.  KPMG’s report appears on the following pages of this “Item 8. Financial Statements and Supplementary Data.”

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—
INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of
Standard Motor Products, Inc. and Subsidiaries

We have audited Standard Motor Products, Inc. and subsidiaries internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Standard Motor Products, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Standard Motor Products, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Standard Motor Products, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 21, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
February 21, 2017

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—
CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders of
Standard Motor Products, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Standard Motor Products, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016.  In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement Schedule II, Valuation and Qualifying Accounts for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements and the accompanying consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Standard Motor Products, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule for each of the years in the three-year period ended December 31, 2016, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
February 21, 2017

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands, except share and per share data)
Net sales	$1,058,482	$971,975	$980,392
Cost of sales	735,995	690,987	690,762
Gross profit	322,487	280,988	289,630
Selling, general and administrative expenses	221,658	206,287	193,525
Litigation charge	—	—	10,650
Restructuring and integration expense (income)	3,957	(134)	1,197
Other income, net	1,195	1,025	1,080
Operating income	98,067	75,860	85,338
Other non-operating income (expense), net	2,059	(220)	(1,969)
Interest expense	1,556	1,537	1,616
Earnings from continuing operations before taxes	98,570	74,103	81,753
Provision for income taxes	36,158	25,983	28,854
Earnings from continuing operations	62,412	48,120	52,899
Loss from discontinued operations, net of income tax benefit of $1,322, $1,401 and $6,580	(1,982)	(2,102)	(9,870)
Net earnings	$60,430	$46,018	$43,029
Net earnings per common share – Basic:
Earnings from continuing operations	$2.75	$2.11	$2.31
Discontinued operations	(0.09)	(0.09)	(0.43)
Net earnings per common share – Basic	$2.66	$2.02	$1.88
Net earnings per common share – Diluted:
Earnings from continuing operations	$2.70	$2.08	$2.28
Discontinued operations	(0.08)	(0.09)	(0.43)
Net earnings per common share – Diluted	$2.62	$1.99	$1.85
Dividends declared per share	$0.68	$0.60	$0.52
Average number of common shares	22,722,517	22,811,862	22,899,516
Average number of common shares and dilutive common shares	23,082,578	23,142,394	23,239,925

See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net earnings	$60,430	$46,018	$43,029
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(5,294)	(5,739)	(3,781)
Pension and postretirement plans:
Amortization of:
Prior service benefit	(54)	(112)	(3,017)
Unrecognized loss	763	2,261	2,435
Unrecognized actuarial gains (losses)	542	462	(413)
Plan settlement	—	654	—
Foreign currency exchange rate changes	3	(23)	(34)
Income tax (expense) benefit related to pension and postretirement plans	(514)	(1,325)	372
Pension and postretirement plans, net of tax	740	1,917	(657)
Total other comprehensive income (loss), net of tax	(4,554)	(3,822)	(4,438)
Comprehensive income	$55,876	$42,196	$38,591

See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(Dollars in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,796	$18,800
Accounts receivable, less allowances for discounts and doubtful accounts of $4,425 and $4,246 in 2016 and 2015, respectively	134,630	123,853
Inventories	312,477	285,793
Deferred income taxes	40,627	40,626
Prepaid expenses and other current assets	7,318	10,668
Total current assets	514,848	479,740

Property, plant and equipment, net	78,499	68,882
Goodwill	67,231	54,881
Other intangibles, net	64,056	29,386
Deferred incomes taxes	10,500	10,737
Other assets	33,563	37,438
Total assets	$768,697	$681,064

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable	$54,812	$47,427
Current portion of long-term debt	43	16
Accounts payable	83,878	72,711
Sundry payables and accrued expenses	45,147	40,706
Accrued customer returns	40,176	38,812
Accrued rebates	29,127	27,196
Payroll and commissions	30,658	17,048
Total current liabilities	283,841	243,916

Long-term debt	120	62
Other accrued liabilities	12,380	12,922
Accrued asbestos liabilities	31,328	32,185
Total liabilities	327,669	289,085
Commitments and contingencies

Stockholders’ equity:
Common Stock - par value $2.00 per share:
Authorized 30,000,000 shares, issued 23,936,036 shares	47,872	47,872
Capital in excess of par value	96,850	93,247
Retained earnings	336,464	291,481
Accumulated other comprehensive income	(11,028)	(6,474)
Treasury stock - at cost (1,101,487 shares and 1,295,316 shares in 2016 and 2015, respectively)	(29,130)	(34,147)
Total stockholders’ equity	441,028	391,979
Total liabilities and stockholders’ equity	$768,697	$681,064

See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$60,430	$46,018	$43,029
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	20,457	17,637	17,295
Amortization of deferred financing cost	346	635	699
Increase (decrease) to allowance for doubtful accounts	210	3,371	(497)
Increase to inventory reserves	5,371	1,864	3,553
Amortization of deferred gain on sale of buildings	(1,048)	(1,048)	(1,048)
Equity (income) loss from joint ventures	(2,029)	(976)	822
Employee Stock Ownership Plan allocation	2,021	2,208	1,826
Stock-based compensation	6,127	5,379	4,843
Excess tax benefits related to exercise of employee stock grants	(849)	(1,254)	(1,269)
Increase in deferred income taxes	(691)	(1,494)	(4,959)
Decrease in unrecognized tax benefit	—	—	(350)
Increase (decrease) in tax valuation allowance	65	87	(342)
Loss on discontinued operations, net of tax	1,982	2,102	9,870
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(8,826)	(1,996)	1,755
Increase in inventories	(20,155)	(12,503)	(6,712)
(Increase) decrease in prepaid expenses and other current assets	3,475	367	(959)
Increase (decrease) in accounts payable	7,345	1,882	(4,329)
Increase (decrease) in sundry payables and accrued expenses	20,990	1,874	(7,697)
Net changes in other assets and liabilities	2,584	1,018	(8,543)
Net cash provided by operating activities	97,805	65,171	46,987

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and investments in businesses	(67,289)	—	(37,726)
Capital expenditures	(20,921)	(18,047)	(13,904)
Other investing activities	192	36	430
Net cash used in investing activities	(88,018)	(18,011)	(51,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under line-of-credit agreements	7,384	(9,131)	35,152
Net borrowings (payments) of long-term debt and capital lease obligations	89	(170)	182
Purchase of treasury stock	(377)	(19,623)	(10,000)
Increase (decrease) in overdraft balances	(254)	851	522
Payments of debt issuance costs	—	(748)	—
Proceeds from exercise of employee stock options	—	109	96
Excess tax benefits related to the exercise of employee stock grants	849	1,254	1,269
Dividends paid	(15,447)	(13,697)	(11,905)
Net cash provided by (used in) financing activities	(7,756)	(41,155)	15,316
Effect of exchange rate changes on cash	(1,035)	(933)	(2,934)
Net increase (decrease) in cash and cash equivalents	996	5,072	8,169
CASH AND CASH EQUIVALENTS at beginning of year	18,800	13,728	5,559
CASH AND CASH EQUIVALENTS at end of year	$19,796	$18,800	$13,728

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,207	$901	$882
Income taxes	$32,505	$27,513	$27,562

See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2016, 2015 and 2014

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
(In thousands)
BALANCE AT DECEMBER 31, 2013	$47,872	$87,563	$228,036	$1,786	$(15,825)	$349,432
Net earnings	—	—	43,029	—	—	43,029
Other comprehensive loss, net of tax	—	—	—	(4,438)	—	(4,438)
Cash dividends paid ($0.52 per share)	—	—	(11,905)	—	—	(11,905)
Purchase of treasury stock	—	—	—	—	(10,000)	(10,000)
Stock-based compensation and related tax benefits	—	3,005	—	—	3,065	6,070
Stock options exercised and related tax benefits	—	17	—	—	122	139
Employee Stock Ownership Plan	—	826	—	—	1,000	1,826

BALANCE AT DECEMBER 31, 2014	47,872	91,411	259,160	(2,652)	(21,638)	374,153
Net earnings	—	—	46,018	—	—	46,018
Other comprehensive loss, net of tax	—	—	—	(3,822)	—	(3,822)
Cash dividends paid ($0.60 per share)	—	—	(13,697)	—	—	(13,697)
Purchase of treasury stock	—	—	—	—	(19,623)	(19,623)
Stock-based compensation and related tax benefits	—	833	—	—	5,700	6,533
Stock options exercised and related tax benefits	—	2	—	—	207	209
Employee Stock Ownership Plan	—	1,001	—	—	1,207	2,208

BALANCE AT DECEMBER 31, 2015	47,872	93,247	291,481	(6,474)	(34,147)	391,979
Net earnings	—	—	60,430	—	—	60,430
Other comprehensive income (loss), net of tax	—	—	—	(4,554)	—	(4,554)
Cash dividends paid ($0.68 per share)	—	—	(15,447)	—	—	(15,447)
Purchase of treasury stock	—	—	—	—	(377)	(377)
Stock-based compensation and related tax benefits	—	3,148	—	—	3,828	6,976
Employee Stock Ownership Plan	—	455	—	—	1,566	2,021

BALANCE AT DECEMBER 31, 2016	$47,872	$96,850	$336,464	$(11,028)	$(29,130)	$441,028

See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Principles of Consolidation

Standard Motor Products, Inc. and subsidiaries (referred to hereinafter in these notes to the consolidated financial statements as “we,” “us,” “our” or the “Company”) is engaged in the manufacture and distribution of replacement parts for motor vehicles in the automotive aftermarket industry with a complementary focus on heavy duty, industrial equipment and the original equipment service market. The consolidated financial statements include our accounts and all domestic and international companies in which we have more than a 50% equity ownership. Our investments in unconsolidated affiliates are accounted for on the equity method, as we do not have a controlling financial interest but have the ability to exercise significant influence.  All significant inter-company items have been eliminated.

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

Reclassification

Certain prior period amounts in the accompanying consolidated financial statements and related notes have been reclassified to conform to the 2016 presentation.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts and Cash Discounts

We do not generally require collateral for our trade accounts receivable.  Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future.  These allowances are established based on a combination of write-off history, aging analysis, and specific account evaluations.   When a receivable balance is known to be uncollectible, it is written off against the allowance for doubtful accounts.  In January 2016, one of our customers filed a petition for bankruptcy.  In connection with the bankruptcy filing, we evaluated our potential risk and exposure, and estimated our anticipated recovery as related to our outstanding accounts receivable balance from the customer.  As a result of our evaluations, we recorded a net $3.5 million pre-tax charge during the year ended December 31, 2015, and an additional net $0.8 million pre-tax charge during the year ended December 31, 2016, which resulted in the write-off of our entire accounts receivable balance from the customer as of December 31, 2016.  Cash discounts are provided based on an overall average experience rate applied to qualifying accounts receivable balances.

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

We also evaluate inventories on a regular basis to identify inventory on hand that may be obsolete or in excess of current and future projected market demand.  For inventory deemed to be obsolete, we provide a reserve on the full value of the inventory.  Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates our estimate of future demand.  Future projected demand requires management judgment and is based upon (a) our review of historical trends and (b) our estimate of projected customer specific buying patterns and trends in the industry and markets in which we do business.  Using rolling twelve month historical information, we estimate future demand on a continuous basis.  As such, the historical volatility of such estimates has been minimal.  We maintain provisions for inventory reserves of $47.9 million and $45 million as of December 31, 2016 and 2015, respectively.

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

Deferred Financing Costs

Deferred financing costs represent costs incurred in conjunction with our debt financing activities.  Deferred financing costs related to our revolving credit facility are capitalized and amortized over the life of the related financing arrangement.  If the debt is retired early, the related unamortized deferred financing costs are written off in the period the debt is retired and are recorded in the statement of operations under the caption other non-operating income (expense), net.

Post-Retirement Medical Benefits

The determination of postretirement plan obligations and their associated expenses requires the use of actuarial valuations to estimate participant plan benefits employees earn while working as well as the present value of those benefits.  Inherent in these valuations are financial assumptions including the eligibility criteria of participants and discount rates at which liabilities can be settled.  Management reviews these assumptions annually with its actuarial advisors.  The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, or longer or shorter life spans of participants.  We recognize the underfunded or overfunded status of a postretirement plan as an asset or liability and recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income, which is a component of stockholders’ equity.

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

The valuation allowance of $0.5 million as of December 31, 2016 is intended to provide for the uncertainty regarding the ultimate realization of our U.S. foreign tax credit carryovers and foreign net operating loss carryovers.  Based on these considerations, we believe it is more likely than not that we will realize the benefit of the net deferred tax asset of $51.1 million as of December 31, 2016, which is net of the remaining valuation allowance.

Tax benefits are recognized for an uncertain tax position when, in management's judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority.  For a tax position that meets the more-likely-than-not recognition threshold, the tax benefit is measured as the largest amount that is judged to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority.  The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances and when new information becomes available.  Such adjustments are recognized entirely in the period in which they are identified.  The effective tax rate includes the net impact of changes in the liability for uncertain tax positions.  As of December 31, 2016, we do not believe there is a need to establish a liability for uncertain tax positions.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	2016	2015	2014
	(In thousands)
Weighted average common shares outstanding – Basic	22,723	22,812	22,900
Plus incremental shares from assumed conversions:
Dilutive effect of restricted shares and performance shares	360	330	335
Dilutive effect of stock options	—	—	5
Weighted average common shares outstanding – Diluted	23,083	23,142	23,240

The average shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method.

	2016	2015	2014
	(In thousands)
Restricted and performance shares	304	307	276

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

With respect to accounts receivable, such receivables are primarily from warehouse distributors and major retailers in the automotive aftermarket industry located in the U.S.  We perform ongoing credit evaluations of our customers’ financial conditions.  Our five largest individual customers, including members of a marketing group, accounted for approximately 70% of our consolidated net sales in 2016, 68% of our consolidated net sales in 2015 and 69% of our consolidated net sales in 2014.  During 2016, O’Reilly Automotive, Inc., NAPA Auto Parts, Advance Auto Parts, Inc., and AutoZone, Inc. accounted for 20%, 18%, 17% and 11% of our consolidated net sales, respectively.  Net sales from each of the customers were reported in both our Engine Management and Temperature Control Segments.  The loss of one or more of these customers or, a significant reduction in purchases of our products from any one of them, could have a materially adverse impact on our business, financial condition and results of operations.

In January 2016, one of our customers filed a petition for bankruptcy.  In connection with the bankruptcy filing, we evaluated our potential risk and exposure, and estimated our anticipated recovery as related to our outstanding accounts receivable balance from the customer.  As a result of our evaluations, we recorded a net $3.5 million pre-tax charge during the year ended December 31, 2015, and an additional net $0.8 million pre-tax charge during the year ended December 31, 2016, which resulted in the write-off of our entire accounts receivable balance from the customer as of December 31, 2016.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Substantially all of the cash and cash equivalents, including foreign cash balances, at December 31, 2016 and 2015 were uninsured.  Foreign cash balances at December 31, 2016 and 2015 were $16.5 million and $16.2 million, respectively.

Recently Issued Accounting Pronouncements

The following table provides a brief description of recent accounting pronouncements that could have a material effect on our financial statements:

Standard	Description	Date of adoption	Effects on the financial statements or other significant matters

Standards that are not yet adopted as of December 31, 2016

Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers
This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  Under the new guidance, “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.”
January 1, 2018, with early adoption permitted but not before January 1, 2017
The new standard provides entities the option of using either a full retrospective or a modified approach to adopt the guidance. To date we performed an assessment of the potential impacts of the pronouncement including certain contract reviews.  Based on our initial assessment we do not anticipate that the adoption of this standard will have a material effect on our consolidated financial statements.  We will be continuously assessing the new standard and reviewing contracts through the date of implementation, which we expect to occur as of January 1, 2018.  We are currently evaluating the method of adoption.

ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date	This standard defers by one year the mandatory effective date of its revenue recognition standard, and provides entities the option to adopt the standard as of the original effective date.

ASU 2016-02, Leases
This standard outlines the need to recognize a right-of-use asset and a lease liability for virtually all leases (other than leases that meet the definition of a short-term lease).  For income statement purposes, the FASB retained the dual model, requiring leases to be classified as either operating or financing.  Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern.
January 1, 2019, with early adoption permitted
The new standard must be adopted utilizing a modified retrospective transition, and provides for certain expedients.  The new standard will require that we recognize all of our leases, including our current operating leases, on the balance sheet.  We are currently in the process of taking an inventory of our leases and are evaluating the impact the new standard will have on our consolidated financial statements, and when we will adopt the new standard.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Standard	Description	Date of adoption	Effects on the financial statements or other significant matters

Standards that are not yet adopted as of December 31, 2016

ASU 2016-09, Improvements to Employee Share- Based Payment Accounting
This standard requires (1) that the tax effects related to share-based payments at settlement (or expiration) be recorded through the tax provision (benefit) in the income statement rather than in equity as permitted under current guidance under certain circumstances; (2) that all tax-related cash flows resulting from share-based payments be reported as operating activities on the statement of cash flows, a change from the current requirement to present windfall tax benefits as an inflow from financing activities and an outflow from operating activities; and (3) that when computing diluted earnings per share, the effect of “windfall” tax benefits be excluded from the hypothetical proceeds used to calculate the repurchase of shares under the treasury stock method.

		January 1, 2017, with early adoption permitted	We do not anticipate that the adoption of this standard will have a material effect on our consolidated financial statements.
ASU 2015-17, Balance Sheet Classification of Deferred Taxes
This standard requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. The new guidance requires entities to offset all deferred tax assets and liabilities (and valuation allowances) for each tax-paying jurisdiction within each tax-paying component.  The net deferred tax must be presented as a single noncurrent amount.
January 1, 2017, with early adoption permitted
The new standard provides entities the option of either a retrospective or prospective approach to adopt the guidance.  We do not anticipate that the adoption of this standard will have a material effect on our consolidated financial statements.

ASU 2015-11, Simplifying the Measurement of Inventory
This standard changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value for entities that measures inventory using first-in, first-out or average cost.  In addition, this standard eliminates the requirement for these entities to consider replacement cost or net realizable value less an approximate normal profit margin when measuring inventory.

		January 1, 2017, with early adoption permitted	The new standard should be applied prospectively. We do not anticipate that the adoption of this standard will have a material effect on our consolidated financial statements.
ASU 2016-15, Statement of Cash Flows	This standard is intended to reduce diversity in practice and to provide guidance as to how certain cash receipts and cash payments are presented and classified in the statement of cash flows.	January 1, 2018, with early adoption permitted
The new standard requires application using a retrospective transition method.  We do not anticipate that the adoption of this standard will have a material effect on our consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Standard	Description	Date of adoption	Effects on the financial statements or other significant matters

Standards that are not yet adopted as of December 31, 2016

ASU 2015-04, Simplifying the Test for Goodwill Impairment
This standard is intended to simplify the accounting for goodwill impairment.  ASU 2015-04 removes Step 2 of the test, which requires a hypothetical purchase price allocation.  A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

	January 1, 2020, with early adoption permitted	The new standard should be applied prospectively. We will consider the new standard when performing our annual impairment test and evaluate when we will adopt the new standard.
Standards that were adopted

ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs
This standard requires that debt issuance costs be presented in the balance sheet as a direct deduction of the carrying value of the associated debt liability.  Under the then existing guidance, debt issuance costs were required to be presented in the balance sheet as a deferred charge (i.e., an asset).
January 1, 2016
The adoption of the new standard did not change the manner in which we present debt financing costs related to our revolving credit facility as they are presented as an asset in our consolidated balance sheets.

ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements
ASU 2015-15, clarified the above, stating that the FASB would not object to the presentation of debt issuance costs related to revolving debt arrangements as an asset that is amortized over the term of the arrangement.

ASU 2015-16, Simplifying the Accounting for Measurement- Period Adjustments
This standard eliminates the requirement to restate prior period financial statements for measurement period adjustments related to business acquisitions.  Instead ASU 2015-16 requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified.  ASU 2015-16 also requires that companies present separately on the face of the income statement, or disclose in the notes, the portion of the adjustment recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment had been recognized as of the acquisition date.
	January 1, 2016	We will prospectively apply the new standard to measurement period adjustments related to all future business acquisitions.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Business Acquisitions and Investments

2016 Business Acquisitions

In May 2016, we acquired the North American automotive ignition wire business of General Cable Corporation for approximately $67.5 million.  The acquisition was paid for in cash funded by our revolving credit facility with JPMorgan Chase, as agent.  The acquisition includes the purchase of certain assets and the assumption of certain liabilities of General Cable Corporation’s (and certain of its affiliates) automotive ignition wire business in North America as well as 100% of the equity interests of a General Cable subsidiary in Nogales, Mexico.  Revenues generated from the acquired business were approximately $96 million for the year ended December 31, 2015.

The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed, based on their fair values (in thousands):

Purchase Price		$67,451
Assets acquired and liabilities assumed:
Receivables	$3,130
Inventory	12,567
Other current and noncurrent assets (1)	334
Property, plant and equipment, net	2,660
Intangible assets	42,440
Goodwill	12,746
Current liabilities	(6,426)
Net assets acquired		$67,451

(1)	Other current and noncurrent assets includes $0.2 million of cash acquired.

Intangible assets acquired of $42.4 million consists of customer relationships of $39.4 million that will be amortized on a straight-line basis over the estimated useful life of 15 years; a non-compete agreement of $2.2 million that will be amortized on a straight-line basis over the estimated useful life of 5 years; and a supply agreement of $0.8 million that will be amortized on a straight-line basis over the estimated useful life of 1 year.  Goodwill of $12.7 million was allocated to the Engine Management Segment and is deductible for income tax purposes.  The goodwill reflects relationships, business specific knowledge and the replacement cost of an assembled workforce associated with personal reputations, as well as the value of expected synergies.

Revenues included in our consolidated statements of operations for the acquisition was $52.9 million from the date of acquisition through December 31, 2016.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Supplemental unaudited pro forma financial information for the acquisition is as follows (in thousands):

	December 31, 2016		December 31, 2015
	Reported	Pro Forma	Reported	Pro Forma

Revenues	$1,058,482	$1,097,813	$971,975	$1,067,834
Net earnings	60,430	62,138	46,018	47,723

3.	Restructuring and Integration Expense (Income)

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities, including the plant rationalization program and the wire and cable relocation program as of and for the years ended December 31, 2016 and 2015, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2014	$947	$729	$1,676
Restructuring and integration costs:
Amounts provided for during 2015	(212)	78	(134)
Cash payments	(465)	(216)	(681)
Exit activity liability at December 31, 2015	$270	$591	$861
Restructuring and integration costs:
Amounts provided for during 2016	2,934	1,023	3,957
Cash payments	(392)	(1,154)	(1,546)
Reclassification to ongoing accrued liabilities (1)	(236)	(460)	(696)
Exit activity liability at December 31, 2016	$2,576	$—	$2,576

(1)
Applies to liabilities associated with the prior year restructuring and integration programs which relate primarily to employee severance and other retiree benefit enhancements to be paid through 2020 and environmental clean-up costs at our Long Island City, New York location in connection with the closure of our manufacturing operations at the site.  These amounts were reclassified out of the restructuring and integration liability and into ongoing accrued liabilities as of December 31, 2016.

Restructuring Costs

Plant Rationalization Program

In February 2016, in connection with our ongoing efforts to improve operating efficiencies and reduce costs, we finalized our intention to implement a plant rationalization initiative.  As part of the plant rationalization, we plan to relocate certain production activities from our Grapevine, Texas manufacturing facility to facilities in Greenville, South Carolina and Reynosa, Mexico, relocate certain service functions from Grapevine, Texas to our administrative offices in Lewisville, Texas, and close our Grapevine, Texas facility.  In addition, certain production activities will be relocated from our Greenville, South Carolina manufacturing facility to our manufacturing facility in Bialystok, Poland.  Restructuring and integration expenses expected to be incurred related to the program of approximately $5 million, consisting of employee severance and relocation of certain machinery and equipment, will be recognized throughout the program.  During the year ended December 31, 2016, we recognized $3.2 million of restructuring and integration expenses related to the program.  We anticipate that the plant rationalization will be completed by the end of 2017.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Activity, by segment, for the year ended December 31, 2016 related to our plant rationalization program consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2015	$—	$—	$—	$—
Restructuring and integration costs:
Amounts provided for during 2016	844	2,361	—	3,205
Cash payments	(833)	(318)	—	(1,151)
Exit activity liability at December 31, 2016	$11	$2,043	$—	$2,054

Integration Costs

Wire and Cable Relocation

In connection with our acquisition of the North American automotive ignition wire business of General Cable Corporation in May 2016, we expect to incur certain integration expenses, including costs to be incurred in connection with the consolidation of the General Cable Corporation Altoona, Pennsylvania distribution center into our existing wire distribution center in Edwardsville, Kansas and the relocation of certain machinery and equipment.  In October 2016, we further announced our plan to relocate all production from the acquired Nogales, Mexico wire set assembly operation to our existing wire assembly facility in Reynosa, Mexico and to close the Nogales, Mexico plant.  Integration expenses expected to be incurred related to the closure of the Nogales, Mexico plant include employee severance and the relocation of certain machinery and equipment.  Total integration expenses of $2.9 million are expected to be incurred related to the program.  During the year ended December 31, 2016, integration expenses related to the program of $0.7 million were recognized.  We anticipate that the wire and cable relocation program will be completed by the end of the first quarter of 2018.

Activity, by segment, for the year ended December 31, 2016 related to our wire and cable relocation program consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2015	$—	$—	$—	$—
Restructuring and integration costs:
Amounts provided for during 2016	714	—	—	714
Cash payments	(192)	—	—	(192)
Exit activity liability at December 31, 2016	$522	$—	$—	$522

4.	Sale of Receivables

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

Pursuant to these agreements, we sold $759.2 million and $693.6 million of receivables for the years ended December 31, 2016 and 2015, respectively.  A charge in the amount of $19.3 million, $14.3 million and $13.1 million related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014, respectively.  If we do not enter into these arrangements or if any of the financial institutions with which we enter into these arrangements were to experience financial difficulties or otherwise terminate these arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures to collect future trade accounts receivable.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Inventories

	December 31,
	2016	2015
	(In thousands)
Finished goods	$203,700	$186,782
Work-in-process	6,823	5,456
Raw materials	101,954	93,555
Total inventories	$312,477	$285,793

6.	Property, Plant and Equipment

	December 31,
	2016	2015
	(In thousands)
Land, buildings and improvements	$46,447	$45,655
Machinery and equipment	128,650	131,959
Tools, dies and auxiliary equipment	44,683	43,044
Furniture and fixtures	27,482	25,287
Leasehold improvements	8,369	7,761
Construction-in-progress	14,419	9,253
Total property, plant and equipment	270,050	262,959
Less accumulated depreciation	191,551	194,077
Total property, plant and equipment, net	$78,499	$68,882

Depreciation expense was $12.8 million in 2016, $12.1 million in 2015 and $11.8 million 2014.

7.	Goodwill and Other Intangible Assets

Goodwill

We assess the impairment of long‑lived and identifiable intangibles assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  With respect to goodwill, we test for impairment on an annual basis or in interim periods if an event occurs or circumstances change that may indicate the fair value of a reporting unit is below its carrying amount.  We completed our annual impairment test of goodwill as of December 31, 2016.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

When performing our evaluation of goodwill for impairment, if we conclude qualitatively that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is not required.  If we are unable to reach this conclusion, then we would perform the two-step impairment test.  We elected to bypass the qualitative assessment and have decided to perform the two-step impairment test for goodwill at both the Engine Management and Temperature Control reporting units at December 31, 2016.  The first step of the impairment analysis consists of a comparison of the fair value of the reporting units with their respective carrying amounts, including goodwill.  If the fair value of the reporting unit exceeds the carrying amount of the reporting unit, step two of the impairment analysis is not required.  The fair values of the Engine Management and Temperature Control reporting units were determined based upon the Income Approach, which estimates the fair value based on future discounted cash flows, and the Market Approach, which estimates the fair value based on market prices of comparable companies.  We base our fair value estimates on projected financial information which we believe to be reasonable.  We also considered our total market capitalization as of December 31, 2016.  Our December 31, 2016 annual goodwill impairment analysis did not result in an impairment charge as it was determined that the fair values of our Engine Management and Temperature Control reporting units were in excess of their carrying amounts.  While the fair values exceed the carrying amounts at the present time and we do not believe that impairments are probable, the performance of the business and brands require continued improvement in future periods to sustain their carrying values.

Changes in the carrying values of goodwill by operating segment during the years ended December 31, 2016 and 2015 are as follows (in thousands):

	Engine Management	Temperature Control	Total
Balance as of December 31, 2014:
Goodwill	$79,193	$14,270	$93,463
Accumulated impairment losses	(38,488)	—	(38,488)
	$40,705	$14,270	$54,975
Activity in 2015
Foreign currency exchange rate change	$(94)	$—	$(94)
Balance as of December 31, 2015:
Goodwill	79,099	14,270	93,369
Accumulated impairment losses	(38,488)	—	(38,488)
	$40,611	$14,270	$54,881
Activity in 2016
Acquisition of the North American automotive ignition wire business of General Cable Corporation.	$12,746	$—	$12,746
Foreign currency exchange rate change	(396)	—	(396)
Balance as of December 31, 2016:
Goodwill	91,449	14,270	105,719
Accumulated impairment losses	(38,488)	—	(38,488)
	$52,961	$14,270	$67,231

Acquired Intangible Assets

Acquired identifiable intangible assets as of December 31, 2016 and 2015 consist of:

	December 31,
	2016	2015
	(In thousands)
Customer relationships	$87,070	$48,475
Trademarks and trade names	6,800	6,800
Non-compete agreements	3,189	970
Patents	723	723
Supply agreements	800	—
Leaseholds	160	160
Total acquired intangible assets	98,742	57,128
Less accumulated amortization (1)	(35,830)	(29,040)
Net acquired intangible assets	$62,912	$28,088

(1)	Applies to all intangible assets, except for related trademarks and trade names totaling $5.2 million, which have indefinite useful lives and, as such, are not being amortized.

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

Total amortization expense for acquired intangible assets was $7.1 million for the year ended December 31, 2016, $4.9 million for the year ended December 31, 2015, and $5 million for the year ended December 31, 2014.  Based on the current estimated useful lives assigned to our intangible assets, amortization expense is estimated to be $8 million for 2017, $7.5 million in 2018, $6.3 million in 2019, $5.9 million in 2020 and $30 million in the aggregate for the years 2021 through 2031.

Other Intangible Assets

Other intangible assets include computer software.  Computer software as of December 31, 2016 and 2015 totaled $16.7 million.  Total accumulated computer software amortization as of December 31, 2016 and 2015 was $15.6 million and $15.4 million, respectively.  Computer software is amortized over its estimated useful life of 3 to 10 years.  Amortization expense for computer software was $0.6 million, $0.6 million and $0.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

8.	Other Assets

	December 31,
	2016	2015
	(In thousands)
Equity in joint ventures	$19,924	$20,622
Deferred compensation	10,763	10,675
Long term receivables	1,061	4,215
Deferred financing costs, net	973	1,267
Other	842	659
Total other assets, net	$33,563	$37,438

Deferred compensation consists of assets held in a nonqualified defined contribution pension plan as of December 31, 2016 and 2015, respectively.

Equity Method Investments

In April 2014, we formed a 50/50 joint venture with Gwo Yng Enterprise Co., Ltd. (“Gwo Yng”), a China-based manufacturer of air conditioner accumulators, filter driers, hose assemblies and switches for the automotive aftermarket and OEM/OES markets.  We acquired our 50% interest in the joint venture for $14 million.  We determined that due to a lack of a voting majority and other qualitative factors, we do not control the operations of the joint venture and accordingly, our investment in the joint venture is accounted for under the equity method of accounting.  During the years ended December 31, 2016 and 2015, we made purchases from Gwo Yng of approximately $15.4 million and $15 million, respectively.

In January 2013, we acquired an approximate 25% minority interest in Orange Electronic Co., Ltd. (“Orange”) for $6.3 million.  Orange is a manufacturer of tire pressure monitoring system sensors and is located in Taiwan.  As of December 31, 2016, our minority interest in Orange of 19.6% is accounted for using the equity method of accounting as we have the ability to exercise significant influence.  During the years ended December 31, 2016 and 2015, we made purchases from Orange of approximately $5 million and $4.4 million, respectively.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.	Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	December 31,
	2016	2015
	(In thousands)
Revolving credit facilities	$54,812	$47,427
Other	163	78
Total debt	$54,975	$47,505

Current maturities of long-term debt	$54,855	$47,443
Long-term debt	120	62
Total debt	$54,975	$47,505

Maturities of long-term debt are not material for the year ended December 31, 2017 and beyond.

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

Borrowings under the new credit agreement are secured by substantially all of our assets, including accounts receivable, inventory and certain fixed assets, and those of certain of our subsidiaries.  Availability under the credit agreement is based on a formula of eligible accounts receivable, eligible inventory, eligible equipment and eligible fixed assets.  After taking into account outstanding borrowings under the credit agreement, there was an additional $139.8 million available for us to borrow pursuant to the formula at December 31, 2016.  Outstanding borrowings under the credit agreements, which are classified as current liabilities, were $54.8 million and $47.4 million at December 31, 2016 and 2015, respectively.  Borrowings under the restated credit agreement have been classified as current liabilities based upon the accounting rules and certain provisions in the agreement.

At December 31, 2016, the weighted average interest rate on our credit agreement was 2.3%, which consisted of $45 million in direct borrowings at 2% and an alternative base rate loan of $9.8 million at 4%.  At December 31, 2015, the weighted average interest rate on our credit agreement was 1.7%, which consisted of $44 million in direct borrowings at 1.6% and an alternative base rate loan of $3.4 million at 3.8%.   Our average daily alternative base rate/index loan balance was $2.6 million and $4.9 million during 2016 and 2015, respectively.

At any time that our borrowing availability is less than the greater of either (a) $25 million, or 10% of the commitments if fixed assets are not included in the borrowing base, or (b) $31.25 million, or 12.5% of the commitments if fixed assets are included in the borrowing base, the terms of the credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain a fixed charge coverage ratio of 1:1 at the end of each fiscal quarter (rolling four quarters).  As of December 31, 2016, we were not subject to these covenants.  The credit agreement permits us to pay cash dividends of $20 million and make stock repurchases of $20 million in any fiscal year subject to a minimum availability of $25 million.  Provided specific conditions are met, the credit agreement also permits acquisitions, permissible debt financing, capital expenditures, and cash dividend payments and stock repurchases of greater than $20 million.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The new credit agreement also replaces our Canadian Credit Agreement with GE Canada Finance Holding Company.  The new agreement with JPMorgan Chase Bank, N.A. allows for a $10 million line of credit to Canada as part of the $250 million available for borrowing.

Deferred Financing Costs

We had deferred financing costs of $1.3 million and $1.6 million as of December 31, 2016 and 2015, respectively.  Deferred financing costs as of December 31, 2016 are related to our revolving credit facility.  In connection with the new revolving credit facility agreement entered into in October 2015 with JPMorgan Chase Bank, N.A., we incurred and capitalized approximately $0.7 million of deferred financing costs related to bank, legal, and other professional fees which are being amortized through 2020, the term of the agreement.  In addition, upon entering into the new agreement, we wrote-off $0.8 million of unamortized deferred financing costs associated with the old agreement.  Unamortized deferred financing costs written-off in 2015 were recorded in other non-operating income (expense), net in our consolidated statement of operations.

Scheduled amortization for future years, assuming no prepayments of principal is as follows:

(In thousands)
2017	$343
2018	343
2019	343
2020	287
Total amortization	$1,316

10.	Stockholders’ Equity

We have authority to issue 500,000 shares of preferred stock, $20 par value, and our Board of Directors is vested with the authority to establish and designate any series of preferred, to fix the number of shares therein and the variations in relative rights as between each series.  In December 1995, our Board of Directors established a new series of preferred shares designated as Series A Participating Preferred Stock. The number of shares constituting the Series A Preferred Stock is 30,000.  The Series A Preferred Stock is designed to participate in dividends, ranks senior to our common stock as to dividends and liquidation rights and has voting rights.  Each share of the Series A Preferred Stock shall entitle the holder to one thousand votes on all matters submitted to a vote of the stockholders of the Company.  No such shares were outstanding at December 31, 2016 and 2015.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our Board of Directors did not authorize a stock repurchase program in 2016.  As of December 31, 2016, there was no shares available for future stock repurchases under the programs.  In February 2017, our Board of Directors authorized the purchase of up to $20 million of our common stock under a new repurchase program.

11.	Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income by Component

	Foreign Currency Translation Adjustments	Unrecognized Pension and Postretirement Benefit Costs (Credit)	Total
	(In thousands)
Balance at December 31, 2014	$(219)	$(2,433)	$(2,652)
Other comprehensive income before reclassifications	(5,739)	648	(5,091)
Amounts reclassified from accumulated other comprehensive income	—	1,269	1,269
Other comprehensive income, net	(5,739)	1,917	(3,822)
Balance at December 31, 2015	$(5,958)	$(516)	$(6,474)
Other comprehensive income before reclassifications	(5,294)	332	(4,962)
Amounts reclassified from accumulated other comprehensive income	—	408	408
Other comprehensive income, net	(5,294)	740	(4,554)
Balance at December 31, 2016	$(11,252)	$224	$(11,028)

Reclassifications Out of Accumulated Other Comprehensive Income and into the Consolidated Statements of Operations

	Year Ended December 31,
Details About Accumulated Other Comprehensive Income Components	2016	2015
Amortization of pension and postretirement benefit plans:	(In thousands)
Prior service benefit (1)	$(54)	$(112)
Unrecognized loss (1)	763	2,261
Total before income tax	709	2,149
Income tax (expense) benefit	(301)	(880)
Total reclassifications for the period	$408	$1,269

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

Stock-based compensation expense under our existing plans was $5.7 million ($3.6 million, net of tax) or $0.16 per basic and diluted share, $5.0 million ($3.2 million, net of tax) or $0.14 per basic and diluted share, and $4.3 million ($2.8 million, net of tax) or $0.12 per basic and diluted share for the years ended December 31, 2016, 2015 and 2014, respectively.

Restricted Stock and Performance Share Grants

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Under the 2016 Omnibus Incentive Plan, 1,100,000 shares are authorized to be issued.  At December 31, 2016, under the plan, there were an aggregate of (a) 212,500 shares of restricted and performance-based stock grants issued, net of forfeitures, and (b) 887,500 shares of common stock available for future grants.  For the year ended December 31, 2016, 212,500 restricted and performance-based shares were granted (163,000 restricted shares and 49,500 performance-based shares).

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

As related to restricted and performance stock shares, we recorded compensation expense of $5.7 million ($3.6 million, net of tax), $5.0 million ($3.2 million, net of tax) and $4.3 million ($2.8 million, net of tax), for the years ended December 31, 2016, 2015 and 2014, respectively.  The unamortized compensation expense related to our restricted and performance-based shares was $15.6 million and $12.7 million at December 31, 2016 and 2015, respectively and is expected to be recognized over a weighted average period of 5.7 years and 0.3 years for employees and directors, respectively, as of December 31, 2016 and over a weighted average period of 5.8 years and 0.3 years for employees and directors, respectively, as of December 31, 2015.

Our restricted and performance-based share activity was as follows for the years ended December 31, 2016 and 2015:

	Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2014	749,018	24.62
Granted	211,950	31.79
Vested	(192,768)	22.13
Forfeited	(9,650)	29.30
Balance at December 31, 2015	758,550	$27.19
Granted	212,500	42.93
Vested	(138,427)	31.55
Forfeited	(9,775)	31.79
Balance at December 31, 2016	822,848	$30.46

The weighted-average grant date fair value of restricted and performance-based shares outstanding as of December 31, 2016, 2015 and 2014 was $25.1 million (or $30.46 per share), $20.6 million (or $27.19 per share), and $18.4 million (or $24.62 per share), respectively.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

U.S. Defined Contribution
Year ended December 31,
2016	$8,625
2015	8,445
2014	8,267

We maintain a defined contribution Supplemental Executive Retirement Plan for key employees.  Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees.  In March 2015, contributions of $0.5 million were made related to calendar year 2014.  In March 2016, contributions of $0.3 million were made related to calendar year 2015.  We have recorded an obligation of $0.3 million for 2016.

We also have an Employee Stock Ownership Plan and Trust (“ESOP”) for employees who are not covered by a collective bargaining agreement.  In connection therewith, we maintain an employee benefits trust to which we contribute shares of treasury stock.  We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under the plan. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released. The trustees will vote the shares in accordance with its fiduciary duties.  During 2016, we contributed to the trust an additional 59,200 shares from our treasury and released 59,200 shares from the trust leaving 200 shares remaining in the trust as of December 31, 2016.  The provision for expense in connection with the ESOP was approximately $2 million in 2016, $2.2 million in 2015 and $1.8 million in 2014.

Defined Benefit Pension Plan

We maintain a defined benefit unfunded Supplemental Executive Retirement Plan (“SERP”).  The SERP, as amended, is a defined benefit plan pursuant to which we will pay supplemental pension benefits to certain key employees upon the attainment of a contractual participant’s payment date based upon the employees’ years of service and compensation.  In October 2015, the sole remaining participant in the unfunded SERP reached his applicable payment date.  In connection therewith, in October 2015, we recorded a settlement loss of $1.5 million and made the corresponding lump-sum distribution of $7.6 million.  We use a January 1 measurement date for this plan.  Benefit obligations as of the end of each year reflect assumptions in effect as of this date.  There was no benefit obligation outstanding related to the SERP as of December 31, 2016 and 2015.

We recorded no expense related to the plan during the year ended December 31, 2016.  Net periodic benefit cost of $2.5 million and $0.8 million was recorded related to the plan for the years ended December 31, 2015 and 2014, respectively.

14.	Postretirement Medical Benefits

We provide certain medical and dental care benefits to eligible retired U.S. and Canadian employees. Eligibility for U.S. employees is limited to employees hired before 1995.  Under the U.S. plan, a Health Reimbursement Account (“HRA”) was established beginning January 1, 2009 for each qualified U.S. retiree.  Annually, a fixed amount is credited into the HRA to cover both medical and dental costs for all current and future eligible retirees.  Under the Canadian plan, retiree medical and dental benefits are funded using insurance contracts.  Premiums under the insurance contracts are funded on a pay-as-you-go basis.  The postretirement medical plans to substantially all eligible U.S. and Canadian employees will terminate on December 31, 2016.  For U.S. plan participants balances in the HRA accounts at December 31, 2016 will remain available for use until December 31, 2018.  Any remaining balance at December 31, 2018 will be forfeited. There will be no change to the eligibility or plan provided to the 39 former union employees in the U.S.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The benefit obligation, funded status, and amounts recognized in the consolidated financial statements for our postretirement medical benefit plans as of and for the years ended December 31, 2016 and 2015, were as follows (in thousands):

	Postretirement Benefit Plans
	U.S. Plan		Canadian Plan
	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$2,928	$4,192	$74	$110
Service cost	—	—	—	—
Interest cost	11	24	2	3
Benefits paid	(534)	(833)	(17)	(16)
Actuarial loss (gain)	(831)	(455)	(9)	(7)
Translation adjustment & other	—	—	(50)	(16)
Benefit obligation at end of year	$1,574	$2,928	$—	$74
(Unfunded) status of the plans	$(1,574)	$(2,928)	$—	$(74)

	Postretirement Benefit Plans
	U.S. Plan		Canadian Plan
	2016	2015	2016	2015
Amounts recognized in the balance sheet:
Accrued postretirement benefit liabilities	$1,574	$2,928	$—	$74
Accumulated other comprehensive (income) loss (pre-tax) related to:
Unrecognized net actuarial losses (gains)	(374)	970	—	(36)
Unrecognized prior service cost (credit)	—	—	—	(52)

The estimated net gain that is expected to be amortized from accumulated other comprehensive income into postretirement medical benefits cost during 2017 is $0.2 million.

Net periodic benefit cost related to our plans includes the following components (in thousands):

	December 31,
U.S. postretirement plan:	2016	2015	2014
Service cost	$—	$—	$1
Interest cost	11	24	26
Amortization of prior service cost	—	—	(2,888)
Actuarial net loss	809	1,548	2,092
Net periodic benefit cost (credit)	$820	$1,572	$(769)

Canadian postretirement plan:
Service cost	$—	$—	$—
Interest cost	2	3	4
Amortization of prior service cost	(54)	(112)	(129)
Actuarial net gain	(46)	(22)	(45)
Net periodic benefit cost (credit)	$(98)	$(131)	$(170)
Total net periodic benefit cost (credit)	$722	$1,441	$(939)

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Actuarial assumptions used to determine costs and benefit obligations related to our U.S. postretirement plan are as follows:

	December 31,
	2016	2015	2014
Discount rate	0.0%	0.0%	0.55%

Actuarial assumptions used to determine costs and benefit obligations related to our Canadian postretirement plan are as follows:

	December 31,
	2016	2015	2014
Discount rates	3.00%	3.00%	3.00%
Current medical cost trend rate	N/A	5.71%	6.43%
Ultimate medical cost trend rate	N/A	5%	5%
Year trend rate declines to ultimate	N/A	2017	2017

The Company’s discount rates are determined by considering current yield curves representing high quality, long-term fixed income instruments.  We set our discount rate for the U.S. plan based on a review of the Citigroup Pension Discount Curve and the duration of expected payments in the plan.  We set our discount rate for the Canadian plan based upon similar benchmarks in Canada.

The following benefit payments which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2017	$1,240
2018	56
2019	51
2020	46
2021	41
Years 2022 – 2026	133

A one-percentage-point change in assumed health care cost trend rates would not have a material impact on our plans for 2017.

15.	Other Non-Operating Income (Expense), Net

The components of other non-operating income (expense), net are as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Interest and dividend income	$153	$151	$296
Equity income (loss) from joint ventures	2,029	976	(822)
Loss on foreign exchange	(276)	(719)	(1,562)
Write-off of deferred financing costs	—	(773)	—
Other non-operating income, net	153	145	119
Total other non-operating income (expense), net	$2,059	$(220)	$(1,969)

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.	Income Taxes

The income tax provision (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
Domestic	$33,156	$22,943	$30,415
Foreign	3,628	4,324	3,740
Total current	36,784	27,267	34,155

Deferred:
Domestic	(387)	(1,210)	(4,732)
Foreign	(239)	(74)	(569)
Total deferred	(626)	(1,284)	(5,301)
Total income tax provision	$36,158	$25,983	$28,854

We have not provided for U.S. income taxes on the undistributed earnings of our foreign subsidiaries that are deferred from U.S. income taxation and that we intend to be permanently reinvested.  Provision has been made for U.S. income taxes on the current earnings of our Canadian subsidiary as dividends are expected to be received from Canada related to these earnings.  Cumulative undistributed earnings of foreign subsidiaries on which no U.S. income tax has been provided were $46.4 million at the end of 2016, $41.5 million at the end of 2015 and $35.2 million at the end of 2014.  Earnings before income taxes for foreign operations amounted to approximately $10.8 million, $14.7 million and $11.6 million in 2016, 2015 and 2014, respectively.

Reconciliations between taxes at the U.S. Federal income tax rate and taxes at our effective income tax rate on earnings from continuing operations before income taxes are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014

U.S. Federal income tax rate of 35%	$34,500	$25,936	$28,614
Increase (decrease) in tax rate resulting from:
State and local income taxes, net of federal income tax benefit	2,944	1,857	2,309
Income tax (tax benefits) attributable to foreign income	(887)	(1,705)	(1,511)
Change in unrecognized tax benefits	—	—	(350)
Other non-deductible items, net	(464)	(192)	134
Change in valuation allowance	65	87	(342)
Provision for income taxes	$36,158	$25,983	$28,854

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a summary of the components of the net deferred tax assets and liabilities recognized in the accompanying consolidated balance sheets (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Inventories	$18,323	$17,651
Allowance for customer returns	15,092	14,551
Postretirement benefits	607	1,127
Allowance for doubtful accounts	1,589	1,512
Accrued salaries and benefits	11,482	9,683
Capital loss	234	234
Tax credit carryforwards	420	381
Deferred gain on building sale	489	891
Accrued asbestos liabilities	12,638	13,098
	60,874	59,128
Valuation allowance (1)	(505)	(440)
Total deferred tax assets	60,369	58,688
Deferred tax liabilities:
Depreciation	7,410	7,054
Promotional costs	—	230
Other	1,832	41
Total deferred tax liabilities	9,242	7,325

Net deferred tax assets	$51,127	$51,363

(1)
Current net deferred tax assets are $40.6 million in both 2016 and 2015.  Non-current net deferred tax assets are $10.5 million and $10.7 million for 2016 and 2015, respectively.  The tax valuation allowance was allocated to long term deferred tax assets in the amounts of $0.5 million and $0.4 million for 2016 and 2015, respectively.  None of the valuation allowance was allocated to current deferred tax assets in 2016 and 2015.

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

The valuation allowance of $0.5 million as of December 31, 2016 was intended to provide for uncertainty regarding the ultimate realization of our U.S. foreign tax credit carryovers and foreign net operating loss carryovers.  Based on these considerations, we believed it was more likely than not that we would realize the benefit of the net deferred tax asset of $51.1 million as of December 31, 2016, which was net of the remaining valuation allowance.

At December 31, 2016, we have foreign tax credit carryforwards of approximately $0.4 million that will expire in varying amounts by 2024.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In accordance with generally accepted accounting practices, we recognize in our financial statements only those tax positions that meet the more-likely-than-not recognition threshold.  We establish tax reserves for uncertain tax positions that do not meet this threshold.  During the years ended December 31, 2016 and 2015 we did not establish a liability for uncertain tax provisions. The amount of uncertain tax positions recognized in 2014 of $0.4 million reduced our 2014 annual effective tax rate by 0.43%.

We are subject to taxation in the U.S. and various state, local and foreign jurisdictions.  As of December 31, 2016, the Company is no longer subject to U.S. Federal tax examinations for years before 2013.  We remain subject to examination by state and local tax authorities for tax years 2012 through 2015.  Foreign jurisdictions have statutes of limitations generally ranging from 2 to 6 years.  Years still open to examination by foreign tax authorities in major jurisdictions include Canada (2012 onward), Hong Kong (2011 onward), Mexico (2012 onward) and Poland (2011 onward).  We do not presently anticipate that our unrecognized tax benefits will significantly increase or decrease over the next 12 months; however, actual developments in this area could differ from those currently expected.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1).  The following tables contain financial information for each reportable segment (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net sales:
Engine Management	$765,539	$698,021	$709,263
Temperature Control	283,740	264,478	259,065
Other	9,203	9,476	12,064
Total net sales	$1,058,482	$971,975	$980,392

Intersegment sales:
Engine Management	$22,268	$20,178	$23,633
Temperature Control	7,293	6,542	6,966
Other	(29,561)	(26,720)	(30,599)
Total intersegment sales	$—	$—	$—

Depreciation and Amortization:
Engine Management	$15,008	$12,256	$12,425
Temperature Control	4,287	4,329	4,171
Other	1,162	1,052	699
Total depreciation and amortization	$20,457	$17,637	$17,295

Operating income (loss):
Engine Management	$101,529	$88,007	$103,861
Temperature Control	17,563	6,382	6,445
Other	(21,025)	(18,529)	(24,968)
Total operating income	$98,067	$75,860	$85,338

Investment in equity affiliates:
Engine Management	$6,221	$6,430	$6,368
Temperature Control	13,703	14,192	13,636
Other	—	—	—
Total investment in equity affiliates	$19,924	$20,622	$20,004

Capital expenditures:
Engine Management	$14,202	$13,038	$10,748
Temperature Control	3,652	3,027	2,624
Other	3,067	1,982	532
Total capital expenditures	$20,921	$18,047	$13,904

Total assets:
Engine Management	$506,625	$413,102	$409,275
Temperature Control	171,136	177,201	173,070
Other	90,936	90,761	91,206
Total assets	$768,697	$681,064	$673,551

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

Reconciliation of segment operating income to net earnings:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Operating income	$98,067	$75,860	$85,338
Other non-operating income (expense)	2,059	(220)	(1,969)
Interest expense	1,556	1,537	1,616
Earnings from continuing operations before taxes	98,570	74,103	81,753
Income tax expense	36,158	25,983	28,854
Earnings from continuing operations	62,412	48,120	52,899
Discontinued operations, net of tax	(1,982)	(2,102)	(9,870)
Net earnings	$60,430	$46,018	$43,029

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year Ended December 31,
	2016	2015	2014
Revenues:	(In thousands)
United States	$952,019	$881,206	$884,701
Canada	53,324	48,072	51,526
Europe	14,703	16,305	18,061
Other foreign	38,436	26,392	26,104
Total revenues	$1,058,482	$971,975	$980,392

	December 31,
	2016	2015	2014
Long-lived assets:	(In thousands)
United States	$204,592	$155,438	$158,350
Canada	1,344	1,190	1,546
Europe	13,612	12,324	11,725
Other foreign	23,801	21,634	20,957
Total long-lived assets	$243,349	$190,586	$192,578

Revenues are attributed to countries based upon the location of the customer.  Long-lived assets are attributed to countries based upon the location of the assets.

Our five largest individual customers, including members of a marketing group, accounted for approximately 70% of our consolidated net sales in 2016, 68% of our consolidated net sales in 2015 and 69% of our consolidated net sales in 2014.  During 2016, O’Reilly Automotive, Inc., NAPA Auto Parts, Advance Auto Parts, Inc., and AutoZone, Inc. accounted for 20%, 18%, 17% and 11% of our consolidated net sales, respectively.  Net sales from each of the customers were reported in both our Engine Management and Temperature Control Segments.

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

19.	Commitments and Contingencies

Total rent expense for the three years ended December 31, 2016 was as follows (in thousands):

	Total	Real Estate	Other
2016	$10,171	$7,550	$2,621
2015	9,756	7,218	2,538
2014	9,702	7,355	2,347

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At December 31, 2016, we are obligated to make minimum rental payments through 2024, under operating leases, which are as follows (in thousands):

2017	$8,680
2018	7,278
2019	5,078
2020	3,942
2021	3,734
Thereafter	6,103
Total	$34,815

Warranties

We generally warrant our products against certain manufacturing and other defects.  These product warranties are provided for specific periods of time depending on the nature of the product.  As of December 31, 2016 and 2015, we have accrued $24.1 million and $23.4 million, respectively, for estimated product warranty claims included in accrued customer returns.  The accrued product warranty costs are based primarily on historical experience of actual warranty claims.  Warranty expense for each of the years 2016, 2015 and 2014 were $99.1 million, $94.6 million and $84.5 million, respectively.

The following table provides the changes in our product warranties:

	December 31,
	2016	2015
	(In thousands)
Balance, beginning of period	$23,395	$19,328
Liabilities accrued for current year sales	99,092	94,593
Settlements of warranty claims	(98,415)	(90,526)
Balance, end of period	$24,072	$23,395

Letters of Credit

At December 31, 2016, we had outstanding letters of credit with certain vendors aggregating approximately $3.7 million.  These letters of credit are being maintained as security for reimbursements to insurance companies and as security to the landlord of our administrative offices in Long Island City, New York.  The contract amount of the letters of credit is a reasonable estimate of their value as the value for each is fixed over the life of the commitment.

Change of Control Arrangements

We entered into a change in control arrangement with one key officer. In the event of a change of control (as defined in the agreement), the executive will receive severance payments and certain other benefits as provided in their agreement.

Asbestos

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business.  In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001 and the amounts paid for indemnity and defense thereof.  At December 31, 2016, approximately 1,565 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through December 31, 2016, the amounts paid for settled claims are approximately $20.1 million.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20.	Quarterly Financial Data (Unaudited)

	2016 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31
	(In thousands, except per share amounts)
Net sales	$229,799	$300,795	$288,977	$238,911
Gross profit	66,771	95,644	87,076	72,996
Earnings from continuing operations	8,839	21,055	19,862	12,656
Loss from discontinued operations, net of taxes	(487)	(425)	(618)	(452)
Net earnings	$8,352	$20,630	$19,244	$12,204

Net earnings from continuing operations per common share:
Basic	$0.39	$0.93	$0.87	$0.56
Diluted	$0.38	$0.91	$0.86	$0.55
Net earnings per common share:
Basic	$0.37	$0.91	$0.85	$0.54
Diluted	$0.36	$0.89	$0.84	$0.53

	2015 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31
	(In thousands, except per share amounts)
Net sales	$204,967	$270,037	$269,382	$227,589
Gross profit	62,786	81,553	72,760	63,889
Earnings from continuing operations	5,779	19,194	13,808	9,339
Loss from discontinued operations, net of taxes	(553)	(728)	(430)	(391)
Net earnings	$5,226	$18,466	$13,378	$8,948

Net earnings from continuing operations per common share:
Basic	$0.26	$0.84	$0.60	$0.41
Diluted	$0.25	$0.83	$0.59	$0.40
Net earnings per common share:
Basic	$0.23	$0.81	$0.58	$0.39
Diluted	$0.23	$0.80	$0.58	$0.39

21.	Subsequent Event

In January 2017, in connection with our ongoing efforts to improve operating efficiencies and reduce costs, we finalized our intention to implement another plant rationalization initiative at our Orlando, Florida facility.  As part of the plant rationalization, we plan to relocate production activities from our Orlando, Florida manufacturing facility to Independence, Kansas, and close our Orlando, Florida facility.  One-time plan rationalization costs of approximately $3.7 million are expected to be incurred in 2017 and 2018 consisting of restructuring and integration expenses of approximately $3.1 million related to employee severance and relocation of certain machinery and equipment; and capital expenditures of approximately $0.6 million.  Substantially all of the one-time plant rationalization costs are anticipated to result in future cash expenditures.  We anticipate that the Orlando plant rationalization will be completed within 12 to 24 months.

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

(b)           Management’s Report on Internal Control Over Financial Reporting.

Pursuant to Section 404 of the Sarbanes-Oxley Act, as part of this Report we have furnished a report regarding our internal control over financial reporting as of December 31, 2016. The report is under the caption “Management’s Report on Internal Control Over Financial Reporting” in “Item 8. Financial Statements and Supplementary Data,” which report is included herein.

(c)           Attestation Report of Independent Registered Public Accounting Firm.

KPMG LLP, our independent registered public accounting firm, has issued an opinion as to the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. The opinion is under the caption “Report of Independent Registered Public Accounting Firm−Internal Control Over Financial Reporting” in “Item 8. Financial Statements and Supplementary Data” for this attestation report, which is included herein.

(d)           Changes in Internal Control Over Financial Reporting.

During the quarter ended December 31, 2016 and subsequent to that date, we have not made changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this Item is incorporated herein by reference to the information in our Definitive Proxy Statement to be filed with the SEC in connection with our 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”) set forth under the captions “Election of Directors,”  “Management Information,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

The information required by this Item is incorporated herein by reference to the information in our 2017 Proxy Statement set forth under captions “Corporate Governance,” “Compensation Discussion & Analysis,” “Executive Compensation and Related Information” and “Report of the Compensation and Management Development Committee.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information in our 2017 Proxy Statement set forth under the captions “Executive Compensation and Related Information” and “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the information in our 2017 Proxy Statement set forth under the captions “Corporate Governance” and “Executive Compensation and Related Information.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information in our 2017 Proxy Statement set forth under the captions “Audit and Non-Audit Fees.”

Index
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	The Index to Consolidated Financial Statements of the Registrant under Item 8 of this Report is incorporated herein by reference as the list of Financial Statements required as part of this Report.

	(2)	The following financial schedule and related report for the years 2016, 2015 and 2014 is submitted herewith:

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

STANDARD MOTOR PRODUCTS, INC.
(Registrant)

/s/ Eric P. Sills
Eric P. Sills
Chief Executive Officer, President and Director

/s/ James J. Burke
James J. Burke
Executive Vice President Finance,
Chief Financial Officer

New York, New York
February 21, 2017

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eric P. Sills and James J. Burke, jointly and severally, as his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

February 21, 2017	/s/ Eric P. Sills
Eric P. Sills
Chief Executive Officer, President and Director
(Principal Executive Officer)

February 21, 2017	/s/ James J. Burke
James J. Burke
Executive Vice President Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Index
February 21, 2017	/s/ Lawrence I. Sills
Lawrence I. Sills, Director

February 21, 2017	/s/ John P. Gethin
John P. Gethin, Director

February 21, 2017	/s/ Pamela Forbes Lieberman
Pamela Forbes Lieberman, Director

February 21, 2017	/s/ Joseph W. McDonnell
Joseph W. McDonnell, Director

February 21, 2017	/s/ Alisa C. Norris
Alisa C. Norris, Director

February 21, 2017	/s/ Frederick D. Sturdivant
Frederick D. Sturdivant, Director

February 21, 2017	/s/ William H. Turner
William H. Turner, Director

February 21, 2017	/s/ Richard S. Ward
Richard S. Ward, Director

February 21, 2017	/s/ Roger M. Widmann
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

10.3	Supplemental Compensation Plan effective October 1, 2001 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.4
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

10.6
Retention Bonus and Insurance Agreement dated December 26, 2006, between Standard Motor Products, Inc. and James Burke (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.7
Purchase and Sale Agreement, dated December 21, 2007, between Standard Motors Products, Inc. and EXII Northern Boulevard Acquisition LLC (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.8
Lease Agreement, dated March 12, 2008, between Standard Motors Products, Inc. and 37-18 Northern Boulevard LLC (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.9
Amendment to Severance Compensation Agreement, dated as of December 15, 2008, between Standard Motor Products, Inc. and James Burke (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.10	Amended and Restated Supplemental Executive Retirement Plan, dated as of December 31, 2010 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
EXHIBIT INDEX
Exhibit Number

10.11
Amendment to Severance Compensation Agreement, dated as of March 8, 2011, between Standard Motor Products, Inc. and James Burke (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.12
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

10.13
Standard Motor Products, Inc. 2016 Omnibus Incentive Plan and forms of related award agreements (incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-211461) filed on May 19, 2016).

10.14
Stock and Asset Purchase Agreement, dated as of May 23, 2016, among General Cable Industries, Inc., Prestolite de Mexico, S.A. de C.V., GK Technologies, Inc., General Cable de Mexico, S.A. de C.V., General Cable Technologies Corporation, Servicios Latinoamericanos GC S.A. de C.V., Standard Motor Products, Inc., Standard Motor Products de Mexico, S. de R.L. de C.V. and Motortronics, Inc. (incorporated by reference to the Company’s Form 10-Q filed August 4, 2016).

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
EXHIBIT INDEX
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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

Schedule II ‑ Valuation and Qualifying Accounts

Years ended December 31, 2016, 2015 and 2014

		Additions
Description	Balance at beginning of year	Charged to costs and expenses		Other	Deductions	Balance at end of year

Year ended December 31, 2016:
Allowance for doubtful accounts	$3,201,000	$949,000		$—	$797,000	$3,353,000
Allowance for discounts	1,045,000	10,039,000		—	10,012,000	1,072,000
	$4,246,000	$10,988,000		$—	$10,809,000	$4,425,000

Allowance for sales returns	$38,812,000	$138,407,000		$—	$137,043,000	$40,176,000

Year ended December 31, 2015:
Allowance for doubtful accounts	$4,894,000	$3,371,000	(1)	$—	$5,064,000	$3,201,000
Allowance for discounts	1,475,000	9,872,000		—	10,302,000	1,045,000
	$6,369,000	$13,243,000		$—	$15,366,000	$4,246,000

Allowance for sales returns	$30,621,000	$133,355,000		$—	$125,164,000	$38,812,000

Year ended December 31, 2014:
Allowance for doubtful accounts	$5,528,000	$(497,000)		$—	$137,000	$4,894,000
Allowance for discounts	1,441,000	13,568,000		—	13,534,000	1,475,000
	$6,969,000	$13,071,000		$—	$13,671,000	$6,369,000

Allowance for sales returns	$31,464,000	$126,608,000		$—	$127,451,000	$30,621,000

(1)	Includes a net $3,514,000 charge relating to one of our customers that filed a petition for bankruptcy in January 2016.