Form 10-Q
period 2017-03-31
STANDARD MOTOR PRODUCTS INC
filed 2017-05-04
CIK 93389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2017
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
Yes ☐      No ☑

As of the close of business on May 1, 2017, there were 22,822,434 outstanding shares of the registrant’s Common Stock, par value $2.00 per share.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Index
PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)	Three Months Ended March 31,
	2017	2016
	(Unaudited)

Net sales	$282,378	$238,911
Cost of sales	198,268	165,915
Gross profit	84,110	72,996
Selling, general and administrative expenses	57,360	52,998
Restructuring and integration expenses	1,547	241
Other income, net	316	262
Operating income	25,519	20,019
Other non-operating income, net	823	333
Interest expense	468	311
Earnings from continuing operations before taxes	25,874	20,041
Provision for income taxes	9,507	7,385
Earnings from continuing operations	16,367	12,656
Loss from discontinued operations, net of income taxes	(633)	(452)
Net earnings	$15,734	$12,204

Per Share Data:
Net earnings per common share – Basic:
Earnings from continuing operations	$0.72	$0.56
Discontinued operations	(0.03)	(0.02)
Net earnings per common share – Basic	$0.69	$0.54
Net earnings per common share – Diluted:
Earnings from continuing operations	$0.70	$0.55
Discontinued operations	(0.03)	(0.02)
Net earnings per common share – Diluted	$0.67	$0.53
Dividend declared per share	$0.19	$0.17

Average number of common shares	22,846,595	22,642,312
Average number of common shares and dilutive common shares	23,313,773	22,944,947

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(In thousands)	2017	2016
	(Unaudited)

Net earnings	$15,734	$12,204
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,723	1,785
Pension and postretirement plans:
Amortization of:
Prior service benefit	—	(13)
Unrecognized (gain) loss	(59)	275
Foreign currency exchange rate changes	—	4
Income tax expense (benefit) related to pension and postretirement plans	24	(108)
Pension and postretirement plans, net of tax	(35)	158
Total other comprehensive income, net of tax	2,688	1,943
Comprehensive income	$18,422	$14,147

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,581	$19,796
Accounts receivable, less allowances for discounts and doubtful accounts of $5,101 and $4,425 for 2017 and 2016, respectively	180,156	134,630
Inventories	331,818	312,477
Prepaid expenses and other current assets	6,901	7,318
Total current assets	534,456	474,221

Property, plant and equipment, net of accumulated depreciation of $191,580 and $191,551 for 2017 and 2016, respectively	79,129	78,499
Goodwill	67,310	67,231
Other intangibles, net	62,007	64,056
Deferred income taxes	50,965	51,127
Other assets	35,518	33,563
Total assets	$829,385	$768,697

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$82,045	$54,812
Current portion of long-term debt	44	43
Accounts payable	101,989	83,878
Sundry payables and accrued expenses	43,036	45,147
Accrued customer returns	47,692	40,176
Accrued rebates	33,133	29,127
Payroll and commissions	19,945	30,658
Total current liabilities	327,884	283,841

Long-term debt	111	120
Other accrued liabilities	13,464	12,380
Accrued asbestos liabilities	30,353	31,328
Total liabilities	371,812	327,669

Commitments and contingencies

Stockholders’ equity:
Common stock – par value $2.00 per share:
Authorized – 30,000,000 shares; issued 23,936,036 shares	47,872	47,872
Capital in excess of par value	99,527	96,850
Retained earnings	347,860	336,464
Accumulated other comprehensive income	(8,340)	(11,028)
Treasury stock – at cost (1,083,059 shares and 1,101,487 shares in 2017 and 2016, respectively)	(29,346)	(29,130)
Total stockholders’ equity	457,573	441,028
Total liabilities and stockholders’ equity	$829,385	$768,697

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Three Months Ended March 31,
	2017	2016
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$15,734	$12,204
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	5,631	4,373
Amortization of deferred financing cost	86	84
Increase to allowance for doubtful accounts	534	357
Increase to inventory reserves	981	1,194
Amortization of deferred gain on sale of building	(262)	(262)
Equity income from joint ventures	(718)	(530)
Employee stock ownership plan allocation	540	505
Stock-based compensation	1,862	1,109
Excess tax benefits related to exercise of employee stock grants	—	(124)
Decrease in deferred income taxes	214	538
Loss on discontinued operations, net of tax	633	452
Change in assets and liabilities:
Increase in accounts receivable	(45,325)	(19,281)
Increase in inventories	(19,344)	(14,621)
Decrease in prepaid expenses and other current assets	2,065	5,064
Increase in accounts payable	13,664	11,431
Decrease in sundry payables and accrued expenses	(2,269)	(5,002)
Net changes in other assets and liabilities	(910)	1,174
Net cash used in operating activities	(26,884)	(1,335)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,234)	(4,099)
Other investing activities	2	2
Net cash used in investing activities	(3,232)	(4,097)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line-of-credit agreements	27,234	2,028
Net borrowings (payments) of long-term debt and capital lease obligations	(10)	120
Purchase of treasury stock	(1,267)	(377)
Increase in overdraft balances	3,650	1,715
Excess tax benefits related to the exercise of employee stock grants	—	124
Dividends paid	(4,338)	(3,849)
Net cash provided by (used in) financing activities	25,269	(239)
Effect of exchange rate changes on cash	632	231
Net decrease in cash and cash equivalents	(4,215)	(5,440)
CASH AND CASH EQUIVALENTS at beginning of period	19,796	18,800
CASH AND CASH EQUIVALENTS at end of period	$15,581	$13,360

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$328	$225
Income taxes	$1,407	$1,578

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2017
(Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
(In thousands)
Balance at December 31, 2016	$47,872	$96,850	$336,464	$(11,028)	$(29,130)	$441,028
Net earnings	—	—	15,734	—	—	15,734
Other comprehensive income, net of tax	—	—	—	2,688	—	2,688
Cash dividends paid	—	—	(4,338)	—	—	(4,338)
Purchase of treasury stock	—	—	—	—	(1,560)	(1,560)
Stock-based compensation	—	1,663	—	—	199	1,862
Employee Stock Ownership Plan	—	1,014	—	—	1,145	2,159

Balance at March 31, 2017	$47,872	$99,527	$347,860	$(8,340)	$(29,346)	$457,573

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

The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.  The unaudited consolidated financial statements include our accounts and all domestic and international companies in which we have more than a 50% equity ownership.  Our investments in unconsolidated affiliates are accounted for on the equity method, as we do not have a controlling financial interest but have the ability to exercise significant influence.  All significant inter-company items have been eliminated.

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

Reclassification

Certain prior period amounts in the accompanying consolidated financial statements and related notes have been reclassified to conform to the 2017 presentation.

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

There have been no material changes to our critical accounting policies and estimates from the information provided in Note 1 of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Standards that are not yet adopted as of March 31, 2017

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
January 1, 2018, with early adoption permitted but not before January 1, 2017
The new standard provides entities the option of using either a full retrospective or a modified approach to adopt the guidance. To date we performed an assessment of the potential impacts of the pronouncement including certain contract reviews.  Based on our initial assessment we do not anticipate that the adoption of this standard will have a material effect on our consolidated financial statements.  We will be continuously assessing the new standard and reviewing contracts through January 1, 2018, the date of implementation.  We are currently evaluating the method of adoption.

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

Standards that are not yet adopted as of March 31, 2017

ASU 2017-04, Simplifying the Test for Goodwill Impairment
This standard is intended to simplify the accounting for goodwill impairment.  ASU 2017-04 removes Step 2 of the test, which requires a hypothetical purchase price allocation.  A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.
		January 1, 2020, with early adoption permitted	The new standard should be applied prospectively. We will consider the new standard when performing our annual impairment test and evaluate when we will adopt the new standard.

ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
This standard requires employers that present operating income in their consolidated statement of operations to include only the service cost component of net periodic pension cost and net periodic postretirement benefit cost in operating expenses (together with other employee compensation costs).  The other components of net benefit cost, including amortization of prior service cost/credit, and settlement and curtailment effects, are to be included in other non-operating income (expense).  The new standard requires retrospective reclassification of the effects of the new standard on the statement of operations.
January 1, 2018, with early adopted permitted
The new standard will require that we retrospectively reclassify all components of net periodic pension cost and net periodic postretirement benefit cost, other than the service cost component, in our statement of operations from selling, general and administrated expenses, as presently reported, to other non-operating income (expense).

Standards that were adopted

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
January 1, 2017
The adoption of the new standard resulted in the reclassification of deferred tax assets previously reported as current deferred tax assets to noncurrent deferred tax assets in our consolidated balance sheets.  We adopted the new standard retrospectively, and as such, all prior period current deferred tax assets in our consolidated balance sheets have also been reclassified to noncurrent deferred tax assets for comparative purposes.

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
	January 1, 2017	The prospective adoption of the new standard did not have a material effect on our consolidated financial statements.

ASU 2016-09, Improvements to Employee Share-Based Payment Accounting
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
	January 1, 2017	We adopted the new standard prospectively. The adoption of the new standard did not have a material effect on our first quarter 2017 consolidated financial statements, and based upon the current price of our common stock, we do not expect that the adoption of the new standard will have a material effect on our consolidated financial statements for the year ended December 31, 2017.

Note 3.	Business Acquisitions and Investments

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

Revenues included in our consolidated statements of operations for the acquisition was $23.4 million for the three months ended March 31, 2017.

Note 4.	Restructuring and Integration Expenses

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities, including the plant rationalization program and the wire and cable relocation program as of December 31, 2016 and March 31, 2017 and activity for the three months ended March 31, 2017 consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2016	$2,576	$—	$2,576
Restructuring and integration costs:
Amounts provided for during 2017	1,125	422	1,547
Cash payments	(553)	(422)	(975)
Exit activity liability at March 31, 2017	$3,148	$—	$3,148

Restructuring Costs

Plant Rationalization Program

In February 2016, in connection with our ongoing efforts to improve operating efficiencies and reduce costs, we finalized our intention to implement a plant rationalization initiative.  As part of the plant rationalization, certain production activities will be relocated from our Grapevine, Texas manufacturing facility to facilities in Greenville, South Carolina and Reynosa, Mexico, certain service functions will be relocated from Grapevine, Texas to our administrative offices in Lewisville, Texas, and our Grapevine, Texas facility will be closed.  In addition, certain production activities will be relocated from our Greenville, South Carolina manufacturing facility to our manufacturing facility in Bialystok, Poland.  Restructuring and integration expenses expected to be incurred related to the program of approximately $6 million, consisting of employee severance and relocation of certain machinery and equipment, will be recognized throughout the program.  Through March 31, 2017, total restructuring and integration expenses related to the program of $4.3 million were recognized.  We anticipate that the plant rationalization will be completed by the end of 2017.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Activity, by segment, for the three months ended March 31, 2017 related to our plant rationalization program consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2016	$11	$2,043	$—	$2,054
Restructuring and integration costs:
Amounts provided for during 2017	386	734	—	1,120
Cash payments	(397)	(520)	—	(917)
Exit activity liability at March 31, 2017	$—	$2,257	$—	$2,257

Orlando Plant Rationalization Program

In January 2017, to further our ongoing efforts to improve operating efficiencies and reduce costs, we finalized our intention to implement another plant rationalization initiative at our Orlando, Florida facility.  As part of the plant rationalization, we plan to relocate production activities from our Orlando, Florida manufacturing facility to Independence, Kansas, and close our Orlando, Florida facility.  Restructuring and integration expenses expected to be incurred related to the program of approximately $3.1 million, consisting of employee severance and relocation of certain machinery and equipment, will be recognized throughout the program.  Through March 31, 2017, total restructuring and integration expenses related to the program of $0.3 million were recognized.  We anticipate that the Orlando plant rationalization will be completed within 12 to 24 months.

Activity, by segment, for the three months ended March 31, 2017 related to our Orlando plant rationalization program consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2016	$—	$—	$—	$—
Restructuring and integration costs:
Amounts provided for during 2017	306	—	—	306
Cash payments	(24)	—	—	(24)
Exit activity liability at March 31, 2017	$282	$—	$—	$282

Integration Costs

Wire and Cable Relocation

In connection with our acquisition of the North American automotive ignition wire business of General Cable Corporation in May 2016, we expect to incur certain integration expenses, including costs to be incurred in connection with the consolidation of the General Cable Corporation Altoona, Pennsylvania distribution center into our existing wire distribution center in Edwardsville, Kansas and the relocation of certain machinery and equipment.  In October 2016, we further announced our plan to relocate all production from the acquired Nogales, Mexico wire set assembly operation to our existing wire assembly facility in Reynosa, Mexico and to close the Nogales, Mexico plant.  Integration expenses expected to be incurred related to the closure of the Nogales, Mexico plant include employee severance and the relocation of certain machinery and equipment.  Total integration expenses of $2.9 million are expected to be incurred related to the program.  Through March 31, 2017, integration expenses related to the program of $0.8 million were recognized.  We anticipate that the wire and cable relocation program will be completed by the end of the first quarter of 2018.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Activity, by segment, for the three months ended March 31, 2017 related to our wire and cable relocation program consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2016	$522	$—	$—	$522
Restructuring and integration costs:
Amounts provided for during 2017	121	—	—	121
Cash payments	(34)	—	—	(34)
Exit activity liability at March 31, 2017	$609	$—	$—	$609

Note 5.	Sale of Receivables

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

Pursuant to these agreements, we sold $179.7 million and $165.9 million of receivables during the three months ended March 31, 2017 and 2016, respectively.  A charge in the amount of $5.2 million and $4 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months ended March 31, 2017 and 2016, respectively.  If we do not enter into these arrangements or if any of the financial institutions with which we enter into these arrangements were to experience financial difficulties or otherwise terminate these arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures to collect future trade accounts receivable.

Note 6.	Inventories

Inventories, which are stated at the lower of cost (determined by means of the first-in, first-out method) or market, consist of the following:

	March 31, 2017	December 31, 2016
	(In thousands)

Finished goods	$217,220	$203,700
Work in process	8,529	6,823
Raw materials	106,069	101,954
Total inventories	$331,818	$312,477

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 7.	Acquired Intangible Assets

Acquired identifiable intangible assets consist of the following:

	March 31, 2017	December 31, 2016
	(In thousands)
Customer relationships	$87,220	$87,070
Trademarks and trade names	6,800	6,800
Non-compete agreements	3,194	3,189
Patents	723	723
Supply agreements	800	800
Leaseholds	160	160
Total acquired intangible assets	98,897	98,742
Less accumulated amortization (1)	(37,970)	(35,830)
Net acquired intangible assets	$60,927	$62,912

(1)	Applies to all intangible assets, except for trademarks and trade names totaling $5.2 million, which have indefinite useful lives and, as such, are not being amortized.

Total amortization expense for acquired intangible assets was $2.1 million and $1.2 million for the three months ended March 31, 2017 and 2016, respectively.  Based on the current estimated useful lives assigned to our intangible assets, amortization expense is estimated to be $5.9 million for the remainder of 2017, $7.5 million in 2018, $6.3 million in 2019, $5.9 million in 2020 and $30.1 million in the aggregate for the years 2021 through 2031.

Note 8.	Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	March 31, 2017	December 31, 2016
	(In thousands)
Revolving credit facilities	$82,045	$54,812
Other	155	163
Total debt	$82,200	$54,975

Current maturities of debt	$82,089	$54,855
Long-term debt	111	120
Total debt	$82,200	$54,975

Revolving Credit Facility

In October 2015, we entered into a Credit Agreement with JPMorgan Chase Bank, N.A., as agent, and a syndicate of lenders for a senior secured revolving credit facility with a line of credit of up to $250 million (with an additional $50 million accordion feature) and a maturity date in October 2020.  The line of credit under the agreement also allows for a $10 million line of credit to Canada as part of the $250 million available for borrowing.  Direct borrowings under the credit agreement bear interest at LIBOR plus a margin ranging from 1.25% to 1.75% based on our borrowing availability, or floating at the alternate base rate plus a margin ranging from 0.25% to 0.75% based on our borrowing availability, at our option.  The credit agreement is guaranteed by certain of our subsidiaries and secured by certain of our assets.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Borrowings under the credit agreement are secured by substantially all of our assets, including accounts receivable, inventory and certain fixed assets, and those of certain of our subsidiaries.  Availability under the credit agreement is based on a formula of eligible accounts receivable, eligible inventory, eligible equipment and eligible fixed assets.  After taking into account outstanding borrowings under the credit agreement, there was an additional $149.2 million available for us to borrow pursuant to the formula at March 31, 2017.  Outstanding borrowings under the credit agreements, which are classified as current liabilities, were $82 million and $54.8 million at March 31, 2017 and December 31, 2016, respectively.  Borrowings under the restated credit agreement have been classified as current liabilities based upon the accounting rules and certain provisions in the agreement.

At March 31, 2017, the weighted average interest rate on our credit agreement was 2.3%, which consisted of $78 million in direct borrowings at 2.2% and an alternative base rate loan of $4 million at 4.3%.  At December 31, 2016, the weighted average interest rate on our credit agreement was 2.3%, which consisted of $45 million in direct borrowings at 2% and an alternative base rate loan of $9.8 million at 4%.  During the three months ended March 31, 2017, our average daily alternative base rate loan balance was $6.2 million compared to a balance of $3.2 million for the three months ended March 31, 2016 and a balance of $2.6 million for the year ended December 31, 2016.

At any time that our borrowing availability is less than the greater of either (a) $25 million, or 10% of the commitments if fixed assets are not included in the borrowing base, or (b) $31.25 million, or 12.5% of the commitments if fixed assets are included in the borrowing base, the terms of the credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain a fixed charge coverage ratio of 1:1 at the end of each fiscal quarter (rolling four quarters).  As of March 31, 2017, we were not subject to these covenants.  The credit agreement permits us to pay cash dividends of $20 million and make stock repurchases of $20 million in any fiscal year subject to a minimum availability of $25 million.  Provided specific conditions are met, the credit agreement also permits acquisitions, permissible debt financing, capital expenditures, and cash dividend payments and stock repurchases of greater than $20 million.

Deferred Financing Costs

We had deferred financing costs of $1.2 million and $1.3 million as of March 31, 2017 and December 31, 2016, respectively.  Deferred financing costs are related to our revolving credit facility.  Deferred financing costs as of March 31, 2017 are being amortized in the amounts of $0.3 million for the remainder of 2017, $0.3 million in 2018, $0.3 million in 2019, and $0.3 million in 2020.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 9.	Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income by Component (in thousands)

	Foreign Currency Translation Adjustments	Unrecognized Postretirement Benefit Costs (Credit)	Total
Balance at December 31, 2016	$(11,252)	$224	$(11,028)
Other comprehensive income before reclassifications	2,723	—	2,723
Amounts reclassified from accumulated other comprehensive income	—	(35)	(35)
Other comprehensive income, net	2,723	(35)	2,688
Balance at March 31, 2017	$(8,529)	$189	$(8,340)

Reclassifications Out of Accumulated Other Comprehensive Income (in thousands)

Details About Accumulated Other Comprehensive Income Components	Three Months Ended March 31, 2017
Amortization of postretirement benefit plans:
Prior service benefit (1)	$—
Unrecognized gain (1)	(59)
Total before income tax	(59)
Income tax expense	24
Total reclassifications for the period	$(35)

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

Restricted and Performance Stock Grants

As part of the 2016 Omnibus Incentive Plan, we currently grant shares of restricted stock to eligible employees and our independent directors and performance-based stock to eligible employees.  Selected executives and other key personnel are granted performance awards whose vesting is contingent upon meeting various performance measures with a retention feature.  Performance-based shares are subject to a three-year measuring period and the achievement of performance targets and, depending upon the achievement of such performance targets, they may become vested on the third anniversary of the date of grant.  Each period we evaluate the probability of achieving the applicable targets, and we adjust our accrual accordingly.  Restricted shares granted to employees become fully vested upon the third anniversary of the date of grant; and for selected key executives, certain additional restricted share grants vest 25% upon the attainment of age 60, 25% upon the attainment of age 63 and become fully vested upon the attainment of age 65.  Restricted shares granted to directors become fully vested upon the first anniversary of the date of grant.  Commencing with the 2015 grants, restricted and performance shares issued to certain key executives and directors are subject to a one or two year holding period upon the lapse of the three year vesting period.  Forfeitures on restricted stock grants are estimated at 5% for employees and 0% for executives and directors, respectively, based on our evaluation of historical and expected future turnover.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Our restricted and performance-based share activity was as follows for the three months ended March 31, 2017:

	Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2016	822,848	$30.46
Granted	450	47.70
Vested	(6,659)	24.76
Forfeited	(2,575)	34.69
Balance at March 31, 2017	814,064	$30.51

We recorded compensation expense related to restricted shares and performance-based shares of $1.8 million ($1.1 million, net of tax) and $1.1 million ($0.7 million, net of tax) for the three months ended March 31, 2017 and 2016, respectively. The unamortized compensation expense related to our restricted and performance-based shares was $14.2 million at March 31, 2017, and is expected to be recognized as they vest over a weighted average period of 5.5 years and 0.1 years for employees and directors, respectively.

Note 11.	Employee Benefits

We provided, and continue to provide, certain medical and dental care benefits to eligible retired U.S. and Canadian employees. Under the U.S. plan, for non-union employees, a Health Reimbursement Account (“HRA”) was established beginning January 1, 2009 for each qualified U.S. retiree.  Annually, and through the year ended December 31, 2016, a fixed amount was credited into the HRA to cover both medical and dental costs for all current and future eligible retirees.  Under the Canadian plan, retiree medical and dental benefits were funded using insurance contracts.  Premiums under the insurance contracts were funded on a pay-as-you-go basis.  The postretirement medical plans to substantially all eligible U.S. and Canadian employees terminated on December 31, 2016.  For U.S. plan participants, balances in the HRA accounts at December 31, 2016 will remain available for use until December 31, 2018.  Any remaining balance at December 31, 2018 will be forfeited.  Postretirement medical and dental benefits to eligible employees will continue to be provided to the 39 former union employees in the U.S.

The components of net periodic benefit cost for our postretirement benefit plans for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	Three Months Ended March 31,
Postretirement benefits	2017	2016
Service cost	$—	$—
Interest cost	2	3
Amortization of prior service cost	—	(13)
Actuarial net (gain) loss	(59)	275
Net periodic benefit cost (credit)	$(57)	$265

We maintain a defined contribution Supplemental Executive Retirement Plan for key employees.  Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees.  In March 2017, we made company contributions to the plan of $0.3 million related to calendar year 2016.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

We also have an Employee Stock Ownership Plan and Trust for employees who are not covered by a collective bargaining agreement.  In connection therewith, we maintain an employee benefits trust to which we contribute shares of treasury stock.  We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under the plan. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released.  The trustees will vote the shares in accordance with their fiduciary duties.  During the three months ended March 31, 2017, we contributed to the trust an additional 43,300 shares from our treasury and released 43,300 shares from the trust leaving 200 shares remaining in the trust as of March 31, 2017.

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

The following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and dilutive net earnings per common share (in thousands, except per share data):

	Three Months Ended March 31,
Basic Net Earnings Per Common Share:	2017	2016
Earnings from continuing operations	$16,367	$12,656
Loss from discontinued operations	(633)	(452)
Net earnings available to common stockholders	$15,734	$12,204

Weighted average common shares outstanding	22,847	22,642

Earnings from continuing operations per common share	$0.72	$0.56
Loss from discontinued operations per common share	(0.03)	(0.02)
Basic net earnings per common share	$0.69	$0.54

Diluted Net Earnings Per Common Share:
Earnings from continuing operations	$16,367	$12,656
Loss from discontinued operations	(633)	(452)
Net earnings available to common stockholders	$15,734	$12,204

Weighted average common shares outstanding	22,847	22,642
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock and performance stock	467	303
Weighted average common shares outstanding – Diluted	23,314	22,945

Earnings from continuing operations per common share	$0.70	$0.55
Loss from discontinued operations per common share	(0.03)	(0.02)
Diluted net earnings per common share	$0.67	$0.53

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):

	Three Months Ended March 31,
	2017	2016
Restricted and performance shares	249	358

Note 14.	Industry Segments

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

The following tables show our net sales, intersegment revenue and operating income by our operating segments (in thousands):

	Three Months Ended March 31,
	2017	2016
Net Sales
Engine Management	$211,314	$180,681
Temperature Control	70,290	56,766
All Other	774	1,464
Consolidated	$282,378	$238,911

Intersegment Revenue
Engine Management	$7,312	$4,872
Temperature Control	2,029	1,594
All Other	(9,341)	(6,466)
Consolidated	$—	$—

Operating Income
Engine Management	$27,285	$24,204
Temperature Control	3,967	2,167
All Other	(5,733)	(6,352)
Consolidated	$25,519	$20,019

Note 15.	Commitments and Contingencies

Asbestos

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001 and the amounts paid for indemnity and defense thereof.  At March 31, 2017, approximately 1,580 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through March 31, 2017, the amounts paid for settled claims are approximately $21.1 million.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Warranties

We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time of the product depending on the nature of the product.  As of March 31, 2017 and 2016, we have accrued $25.6 million and $26.4 million, respectively, for estimated product warranty claims included in accrued customer returns. The accrued product warranty costs are based primarily on historical experience of actual warranty claims.
The following table provides the changes in our product warranties (in thousands):

	Three Months Ended March 31,
	2017	2016

Balance, beginning of period	$24,072	$23,395
Liabilities accrued for current year sales	25,730	22,581
Settlements of warranty claims	(24,193)	(19,572)
Balance, end of period	$25,609	$26,404

Index
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Index
Our goal is to grow revenues and earnings and deliver returns in excess of our cost of capital by being the best-in-class, full-line, full-service supplier of premium products to the engine management and temperature control markets. Our management places significant emphasis on improving our financial performance by achieving operating efficiencies and improving asset utilization, while maintaining product quality and high customer order fill rates.  We intend to continue to improve our operating efficiency, customer satisfaction and cost position by increasing cost‑effective vertical integration in key product lines through internal development and improving our cost effectiveness and competitive responsiveness to better serve our customer base, including sourcing certain products from low cost regions such as those in Asia without compromising product quality.

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

Index
Interim Results of Operations:

Comparison of the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016

Sales.  Consolidated net sales for the three months ended March 31, 2017 were $282.4 million, an increase of $43.5 million, or 18.2%, compared to $238.9 million in the same period of 2016.  Consolidated net sales increased due to the higher results achieved by both our Engine Management and Temperature Control Segments.

The following table summarizes consolidated net sales by segment and by major product group within each segment for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Engine Management:
Ignition, Emission and Fuel System Parts	$165,153	$154,107
Wire and Cable	46,161	26,574
Total Engine Management	211,314	180,681

Temperature Control:
Compressors	37,922	27,258
Other Climate Control Parts	32,368	29,508
Total Temperature Control	70,290	56,766

All Other	774	1,464

Total	$282,378	$238,911

Engine Management’s net sales increased $30.6 million, or 17%, to $211.3 million for the three months ended March 31, 2017.  Net sales in the ignition, emissions and fuel systems parts product group for the three months ended March 31, 2017 were $165.1 million, an increase of $11 million, or 7.1%, compared to $154.1 million in the same period of 2016.  Net sales in the wire and cable product group for the three months ended March 31, 2017 were $46.2 million, an increase of $19.6 million, or 73.7%, compared to $26.6 million in the three months ended March 31, 2016.  In May 2016, we acquired the North American automotive ignition wire business of General Cable Corporation.  Incremental net sales from the acquisition of $23.4 million were included in net sales of the wire and cable product group for the three months ended March 31, 2017.  Excluding the incremental sales from the acquisition, Engine Management net sales increased $7.2 million, or 4%, compared to the same period of 2016.

Temperature Control’s net sales increased $13.5 million, or 23.8%, to $70.3 million for the three months ended March 31, 2017.  Net sales in the compressors product group for the three months ended March 31, 2017 were $37.9 million, an increase of $10.6 million, or 38.8%, compared to $27.3 million in the same period of 2016.  Net sales in the other climate control parts product group for the three months ended March 31, 2017 were $32.4 million, an increase of $2.9 million, or 9.8%, compared to $29.5 million in the three months ended March 31, 2016.  Demand for our Temperature Control products may vary significantly with summer weather conditions and customer inventories.

Index
Gross Margins.  Gross margins, as a percentage of consolidated net sales, decreased to 29.8% in the first quarter of 2017, compared to 30.6% in the first quarter of 2016.  The following table summarizes gross margins by segment for the three months ended March 31, 2017 and 2016, respectively (in thousands):

Three Months Ended March 31,	Engine Management	Temperature Control	Other	Total
2017
Net sales	$211,314	$70,290	$774	$282,378
Gross margins	64,124	17,707	2,279	84,110
Gross margin percentage	30.3%	25.2%	—	29.8%

2016
Net sales	$180,681	$56,766	$1,464	$238,911
Gross margins	57,276	14,090	1,630	72,996
Gross margin percentage	31.7%	24.8%	—	30.6%

Compared to the first three months of 2016, gross margins at Engine Management decreased 1.4 percentage points from 31.7% to 30.3%, while gross margins at Temperature Control increased 0.4 percentage points from 24.8% to 25.2%.  The gross margin percentage decrease in Engine Management compared to the prior year reflects the impact of the slightly lower margins at the newly acquired North American automotive ignition wire business of General Cable Corporation, which was acquired in May of 2016.  The gross margin percentage increase in Temperature Control compared to the prior year resulted primarily from higher production volumes.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) increased to $57.4 million, or 20.3% of consolidated net sales, in the first quarter of 2017, as compared to $53 million, or 22.2% of consolidated net sales in the first quarter of 2016.  The $4.4 million increase in SG&A expenses as compared to the first quarter of 2016 is principally due to (1) incremental expenses from our acquisition of the North American automotive ignition wire business of General Cable Corporation, including amortization of intangible assets acquired; and (2) higher selling and marketing costs, higher distribution expenses, and higher costs incurred in our accounts receivable factoring program, all associated with increased sales volumes.

Restructuring and Integration Expenses.  Restructuring and integration expenses for the first three months of 2017 were $1.5 million compared to restructuring and integration expenses of $0.2 million for the first three months of 2016.  The $1.3 million year-over-year increase in restructuring and integration expenses reflects the impact of the plant rationalization program that commenced in February 2016, the wire and cable relocation program announced in October 2016, and the Orlando plant rationalization program that commenced in January 2017.

Other Income, Net. Other income, net was $0.3 million in both the first quarter of 2017 and 2016.  During the first quarter of 2017 and 2016, we recognized $0.3 million of deferred gain related to the sale-leaseback of our Long Island City, New York facility.

Operating Income.  Operating income increased to $25.5 million in the first quarter of 2017, compared to $20 million in the first quarter of 2016.  The increase of $5.5 million is the result of the impact of higher consolidated net sales offset, in part, by lower gross margins as a percentage of consolidated net sales, higher SG&A expenses and higher restructuring and integration expenses.

Other Non-Operating Income, Net.  Other non-operating income, net was $0.8 million in the first quarter of 2017, compared to other non-operating income, net of $0.3 million in the first quarter of 2016.  The year-over-year improvement in other non-operating income, net results primarily from the improved equity income from our joint ventures and the favorable impact of changes in foreign currency exchange rates.

Index
Interest Expense.  Interest expense increased to $0.5 million in the first quarter of 2017 compared to $0.3 million in the same period of 2016.  The year-over-year increase in interest expense reflects the impact of higher average outstanding borrowings in 2017 when compared to 2016, and the slightly higher year-over-year average interest rates on our revolving credit facility.  The year-over-year increase in our average outstanding borrowings resulted primarily from our May 2016 acquisition of the North American automotive ignition wire business of General Cable Corporation for approximately $67.5 million, which was funded by our revolving credit facility.

Income Tax Provision.  The income tax provision in the first quarter of 2017 was $9.5 million at an effective tax rate of 36.7% compared to $7.4 million at an effective tax rate of 36.8% for the same period in 2016.

Loss from Discontinued Operations.  Loss from discontinued operations, net of tax, reflects legal expenses associated with our asbestos related liability.  We recorded a $0.6 million and $0.5 million loss from discontinued operations for the first quarter of 2017 and 2016, respectively.  As discussed more fully in Note 15 in the notes to our consolidated financial statements (unaudited), we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Restructuring and Integration Programs

Plant Rationalization Program

In February 2016, in connection with our ongoing efforts to improve operating efficiencies and reduce costs, we finalized our intention to implement a plant rationalization initiative.  As part of the plant rationalization, certain production activities will be relocated from our Grapevine, Texas manufacturing facility to facilities in Greenville, South Carolina and Reynosa, Mexico, certain service functions will be relocated from Grapevine, Texas to our administrative offices in Lewisville, Texas, and our Grapevine, Texas facility will be closed.  In addition, certain production activities will be relocated from our Greenville, South Carolina manufacturing facility to our manufacturing facility in Bialystok, Poland.  The following table summarizes the Plant Rationalization Program’s forecast and the amounts incurred through March 31, 2017:

	Forecast	Amounts Incurred Through March 31, 2017
	(In thousands)
Restructuring and integration expense	$6,000	$4,325
Capital expenditures	3,600	3,232
Temporary incremental operating expense	1,400	850
Total	$11,000	$8,407

Temporary incremental operating expense consists of labor and overhead inefficiencies during the program resulting from running duplicate facilities.

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

Index
The following table summarizes the Wire and Cable Relocation Program’s forecast and the amounts incurred through March 31, 2017:

	Forecast	Amounts Incurred Through March 31, 2017
	(In thousands)
Restructuring and integration expense	$2,900	$835
Capital expenditures	1,000	534
Total	$3,900	$1,369

Orlando Plant Rationalization Program

In January 2017, to further our ongoing efforts to improve operating efficiencies and reduce costs, we finalized our intention to implement another plant rationalization initiative at our Orlando, Florida facility.  As part of the plant rationalization, we plan to relocate production activities from our Orlando, Florida manufacturing facility to Independence, Kansas, and close our Orlando, Florida facility.  The following table summarizes the Plant Rationalization Program’s forecast and the amounts incurred through March 31, 2017:

	Forecast	Amounts Incurred Through March 31, 2017
	(In thousands)
Restructuring and integration expense	$3,100	$306
Capital expenditures	600	95
Total	$3,700	$401

For a detailed discussion on the restructuring and integration costs, see Note 4, “Restructuring and Integration Expenses,” of the notes to our consolidated financial statements (unaudited).

Liquidity and Capital Resources

Operating Activities. During the first three months of 2017, cash used in operating activities was $26.9 million compared to cash used in operating activities of $1.3 million in the same period of 2016.  The increase in cash used in operating activities resulted primarily from the larger year-over-year increase in accounts receivable, the larger year-over-year increase in inventories and the smaller year-over-year decrease in prepaid expenses and other current assets, partially offset by an increase in net earnings, a larger year-over-year increase in accounts payable and a smaller year-over-year decrease in sundry payables and accrued expenses.

Net earnings during the first quarter of 2017 were $15.7 million compared to $12.2 million in the first quarter of 2016.  During the first three months of 2017, (1) the increase in accounts receivable was $45.3 million compared to the year-over-year increase in accounts receivable of $19.3 million in 2016; (2) the increase in inventories was $19.3 million compared to the year-over-year increase in inventories of $14.6 million in 2016; (3) the decrease in prepaid expenses and other current assets was $2.1 million compared to the year-over-year decrease in prepaid expenses and other current assets of $5.1 million in 2016; (4) the increase in accounts payable was $13.7 million compared to the year-over-year increase in accounts payable of $11.4 million in 2016; and (5) the decrease in sundry payables and accrued expenses was $2.3 million compared to the year-over-year decrease in sundry payables and accrued expenses of $5 million in 2016.  The higher year-over-year increase in receivables as compared to 2016 reflects the impact of the higher year-over-year net sales, while the comparative increase in inventories is the result of “safety stock” built in connection with our restructuring and integration programs.  We continue to actively manage our working capital to maximize our operating cash flow.

Index
Investing Activities.  Cash used in investing activities was $3.2 million in the first three months of 2017, compared to $4.1 million in the same period of 2016.  Investing activities during the first quarter of 2017 and 2016 consisted of capital expenditures of $3.2 million and $4.1 million, respectively.

Financing Activities.  Cash provided by financing activities was $25.3 million in the first three months of 2017 compared to cash used in financing activities of $0.2 million in the same period of 2016.  During the first three months of 2017, (1) we increased borrowings under our revolving credit facility by $27.2 million as compared to the increase in borrowings under our revolving credit facility of $2 million in 2016; (2) we made cash payments in the first three months of 2017 for the repurchase of shares of our common stock of $1.3 million as compared to $0.4 million in 2016; and (3) we paid dividends of $4.3 million in the first three months of 2017 as compared to $3.8 million in the comparable period last year.  In January 2017, our Board of Directors voted to increase our quarterly dividend from $0.17 per share in 2016 to $0.19 per share in 2017.

In October 2015, we entered into a Credit Agreement with JPMorgan Chase Bank, N.A., as agent, and a syndicate of lenders for a senior secured revolving credit facility with a line of credit of up to $250 million (with an additional $50 million accordion feature) and a maturity date in October 2020.  The line of credit under the agreement also allows for a $10 million line of credit to Canada as part of the $250 million available for borrowing.  Direct borrowings under the credit agreement bear interest at LIBOR plus a margin ranging from 1.25% to 1.75% based on our borrowing availability, or floating at the alternate base rate plus a margin ranging from 0.25% to 0.75% based on our borrowing availability, at our option.  The credit agreement is guaranteed by certain of our subsidiaries and secured by certain of our assets.

Borrowings under the credit agreement are secured by substantially all of our assets, including accounts receivable, inventory and certain fixed assets, and those of certain of our subsidiaries.  Availability under the credit agreement is based on a formula of eligible accounts receivable, eligible inventory, eligible equipment and eligible fixed assets.  After taking into account outstanding borrowings under the credit agreement, there was an additional $149.2 million available for us to borrow pursuant to the formula at March 31, 2017.  Outstanding borrowings under the credit agreements, which are classified as current liabilities, were $82 million and $54.8 million at March 31, 2017 and December 31, 2016, respectively.  Borrowings under the restated credit agreement have been classified as current liabilities based upon the accounting rules and certain provisions in the agreement.

At March 31, 2017, the weighted average interest rate on our credit agreement was 2.3%, which consisted of $78 million in direct borrowings at 2.2% and an alternative base rate loan of $4 million at 4.3%.  At December 31, 2016, the weighted average interest rate on our credit agreement was 2.3%, which consisted of $45 million in direct borrowings at 2% and an alternative base rate loan of $9.8 million at 4%.  During the three months ended March 31, 2017, our average daily alternative base rate loan balance was $6.2 million compared to a balance of $3.2 million for the three months ended March 31, 2016 and our average daily alternative base rate loan balance of $2.6 million for the year ended December 31, 2016.

At any time that our borrowing availability is less than the greater of either (a) $25 million, or 10% of the commitments if fixed assets are not included in the borrowing base, or (b) $31.25 million, or 12.5% of the commitments if fixed assets are included in the borrowing base, the terms of the credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain a fixed charge coverage ratio of 1:1 at the end of each fiscal quarter (rolling four quarters).  As of March 31, 2017, we were not subject to these covenants.  The credit agreement permits us to pay cash dividends of $20 million and make stock repurchases of $20 million in any fiscal year subject to a minimum availability of $25 million.  Provided specific conditions are met, the credit agreement also permits acquisitions, permissible debt financing, capital expenditures, and cash dividend payments and stock repurchases of greater than $20 million.

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

Index
Pursuant to these agreements, we sold $179.7 million and $165.9 million of receivables during the three months ended March 31, 2017 and 2016, respectively.  A charge in the amount of $5.2 million and $4 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months ended March 31, 2017 and 2016, respectively.  If we do not enter into these arrangements or if any of the financial institutions with which we enter into these arrangements were to experience financial difficulties or otherwise terminate these arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures to collect future trade accounts receivable.

In February 2017, our Board of Directors authorized the purchase of up to $20 million of our common stock under a stock repurchase program.  Stock will be purchased from time to time, in the open market or through private transactions, as market conditions warrant.  Under this program, during the three months ended March 31, 2017, we repurchased 32,367 shares of our common stock at a total cost of $1.6 million.  As of March 31, 2017, there was approximately $18.4 million available for future repurchases under the program.  In April 2017, we repurchased an additional 30,543 shares of our common stock under the program at a total cost of $1.4 million, thereby reducing the amount available for future stock repurchases under the Board of Directors authorization to $17 million.

In February 2016, in connection with our ongoing efforts to improve operating efficiencies and reduce costs, we finalized our intention to implement a plant rationalization initiative.  As part of the plant rationalization, certain production activities will be relocated from our Grapevine, Texas manufacturing facility to facilities in Greenville, South Carolina and Reynosa, Mexico, certain service functions will be relocated from Grapevine, Texas to our administrative offices in Lewisville, Texas, and our Grapevine, Texas facility will be closed.  In addition, certain production activities will be relocated from our Greenville, South Carolina manufacturing facility to our manufacturing facility in Bialystok, Poland.  One-time plant rationalization costs of approximately $11 million are expected to be incurred, consisting of restructuring and integration expenses of approximately $6 million related to employee severance and relocation of certain machinery and equipment; capital expenditures of approximately $3.6 million; and temporary incremental operating expenses of approximately $1.4 million, which consists of labor and overhead inefficiencies during the program resulting from running duplicate facilities.  Substantially all of the one-time plant rationalization costs are expected to result in future cash expenditures and will be recognized throughout the program.  As of March 31, 2017, cash expenditures of approximately $6.1 million have been made related to the program.   We anticipate that the plant rationalization will be completed by the end of 2017.

In connection with our acquisition of the North American automotive ignition wire business of General Cable Corporation in May 2016, we expect to incur certain integration expenses, including costs to be incurred in connection with the consolidation of the General Cable Corporation Altoona, Pennsylvania distribution center into our existing wire distribution center in Edwardsville, Kansas and the relocation of certain machinery and equipment.  In October 2016, we further announced our plan to relocate all production from the acquired Nogales, Mexico wire set assembly operation to our existing wire assembly facility in Reynosa, Mexico and to close the Nogales, Mexico plant.  Integration expenses expected to be incurred related to the closure of the Nogales, Mexico plant include employee severance and the relocation of certain machinery and equipment.  One-time plant rationalization costs related to the program of approximately $3.9 million are expected to be incurred, consisting of restructuring and integration expenses of approximately $2.9 million and capital expenditures of $1 million.  Substantially all of the one-time rationalization costs are expected to result in future cash expenditures and will be recognized throughout the program.  As of March 31, 2017, cash expenditures of approximately $0.8 million have been made related to the program.  We anticipate that the wire and cable relocation program will be completed by the end of the first quarter of 2018.

In January 2017, to further our ongoing efforts to improve operating efficiencies and reduce costs, we finalized our intention to implement another plant rationalization initiative at our Orlando, Florida facility.  As part of the plant rationalization, we plan to relocate production activities from our Orlando, Florida manufacturing facility to Independence, Kansas, and close our Orlando, Florida facility. One-time plant rationalization costs related to the program of approximately $3.7 million are expected to be incurred, consisting of restructuring and integration expenses of approximately $3.1 million and capital expenditures of $0.6 million.  Substantially all of the one-time rationalization costs are expected to result in future cash expenditures and will be recognized throughout the program.  As of March 31, 2017, cash expenditures of approximately $0.1 million have been made related to the program.  We anticipate that the Orlando plant rationalization program will be completed by the end of 2018.

Index
We anticipate that our cash flow from operations, available cash and available borrowings under our revolving credit facility will be adequate to meet our future liquidity needs for at least the next twelve months.  Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity or capital requirements.  If material adverse developments were to occur in any of these areas, there can be no assurance that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our revolving credit facility in amounts sufficient to enable us to pay the principal and interest on our indebtedness, or to fund our other liquidity needs.  In addition, if we default on any of our indebtedness, or breach any financial covenant in our revolving credit facility, our business could be adversely affected. For further information regarding the risks of our business, please refer to the Risk Factors section of our Annual Report on Form 10-K for the year ending December 31, 2016.
The following table summarizes our contractual commitments as of March 31, 2017 and expiration dates of commitments through 2026 (a) (b):

(In thousands)	2017	2018	2019	2020	2021	2022-2026	Total
Lease obligations	$6,510	$7,278	$5,078	$3,942	$3,734	$6,103	$32,645
Postretirement benefits	930	56	51	46	41	133	1,257
Severance payments related to restructuring and integration	1,697	1,275	133	43	—	—	3,148
Total commitments	$9,137	$8,609	$5,262	$4,031	$3,775	$6,236	$37,050

(a)
Indebtedness under our revolving credit facilities is not included in the table above as it is reported as a current liability in our consolidated balance sheets.  As of March 31, 2017, amounts outstanding under our revolving credit facilities were $82 million.

(b)
We anticipate total aggregate future severance payments of approximately $5.5 million related to the plant rationalization program, the wire and cable relocation program and the Orlando plant rationalization program.  Amounts accrued at March 31, 2017 approximate $3.1 million, with the balance of $2.4 million to be accrued over the remaining implementation period of the programs.  All programs are expected to be completed by the end of 2018.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results. There have been no material changes to our critical accounting policies and estimates from the information provided in Note 1 of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016.  You should be aware that preparation of our consolidated quarterly financial statements in this Report requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods.  We can give no assurances that actual results will not differ from those estimates.  Although we do not believe that there is a reasonable likelihood that there will be a material change in the future estimate or in the assumptions that we use in calculating the estimate, unforeseen changes in the industry, or business could materially impact the estimate and may have a material adverse effect on our business, financial condition and results of operations.

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

Inventory Valuation.  Inventories are valued at the lower of cost and net realizable value.  Cost is determined on the first-in, first-out basis.  Where appropriate, standard cost systems are utilized for purposes of determining cost; the standards are adjusted as necessary to ensure they approximate actual costs.  Estimates of lower of cost and net realizable value of inventory are determined by comparing the actual cost of the product to the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation of the inventory.

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

We utilize cores (used parts) in our remanufacturing processes for air conditioning compressors, diesel injectors, diesel pumps and turbo charges.  The production of air conditioning compressors, diesel injectors, diesel pumps and turbo charges involves the rebuilding of used cores, which we acquire either in outright purchases from used parts brokers or from returns pursuant to an exchange program with customers.  Under such exchange programs, we reduce our inventory, through a charge to cost of sales, when we sell a finished good compressor, diesel injector, diesel pump or turbo charger and put back to inventory the used core exchanged at standard cost through a credit to cost of sales when it is actually received from the customer.

Sales Returns and Other Allowances and Allowance for Doubtful Accounts.  We must make estimates of potential future product returns related to current period product revenue. We analyze historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period.  At March 31, 2017, the allowance for sales returns was $47.7 million.

Similarly, we must make estimates of the uncollectability of our accounts receivable. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit‑worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  At March 31, 2017, the allowance for doubtful accounts and for discounts was $5.1 million.

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

The valuation allowance of $0.5 million as of March 31, 2017 is intended to provide for the uncertainty regarding the ultimate realization of our U.S. foreign tax credit carryovers and foreign net operating loss carryovers. The assessment of the adequacy of our valuation allowance is based on our estimates of taxable income in these jurisdictions and the period over which our deferred tax assets will be recoverable.

In the event that actual results differ from these estimates, or we adjust these estimates in future periods for current trends or expected changes in our estimating assumptions, we may need to modify the level of the valuation allowance which could materially impact our business, financial condition and results of operations.

In accordance with generally accepted accounting practices, we recognize in our financial statements only those tax positions that meet the more-likely-than-not-recognition threshold. We establish tax reserves for uncertain tax positions that do not meet this threshold.  As of March 31, 2017, we do not believe there is a need to establish a liability for uncertain tax positions.  Penalties and interest associated with income tax matters are included in the provision for income taxes in our consolidated statement of operations.

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

Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk, primarily related to foreign currency exchange and interest rates.  These exposures are actively monitored by management.  Our exposure to foreign exchange rate risk is due to certain costs, revenues and borrowings being denominated in currencies other than one of our subsidiary’s functional currency. Similarly, we are exposed to market risk as the result of changes in interest rates, which may affect the cost of our financing. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures.  We do not hold or issue derivative financial instruments for trading or speculative purposes.  As of March 31, 2017, we do not have any derivative financial instruments.

Exchange Rate Risk

We have exchange rate exposure, primarily, with respect to the Canadian Dollar, the Euro, the British Pound, the Polish Zloty, the Mexican Peso, the Taiwan Dollar, the Chinese Yuan Renminbi and the Hong Kong Dollar.  As of March 31, 2017 and December 31, 2016, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore, the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows.  This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the incremental effect of such a change on our foreign currency denominated revenues.

Interest Rate Risk

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements.  We invest our excess cash in highly liquid short-term investments.  Substantially all of our debt is variable rate debt as of March 31, 2017 and December 31, 2016.

In addition, from time to time, we sell undivided interests in certain of our receivables to financial institutions.  We enter these agreements at our discretion when we determine that the cost of factoring is less than the cost of servicing our receivables with existing debt.  During the three months ended March 31, 2017, we sold $179.7 million of receivables.  Depending upon the level of sales of receivables pursuant these agreements, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the margin rate may have an approximate $1.8 million negative impact on our earnings or cash flows during the three months ended March 31, 2017.  The charge related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations.

Other than the aforementioned, there have been no significant changes to the information presented in Item 7A (Market Risk) of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

During the quarter ended March 31, 2017, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to the Company’s purchases of its common stock for the first quarter of 2017:
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (2)

January 1 – 31, 2017	—	—	—	—
February 1 – 28, 2017	—	$—	—	$20,000,000
March 1 – 31, 2017	32,367	48.18	32,367	18,440,425
Total	32,367	$48.18	32,367	$18,440,425

(1)	All shares were purchased through the publicly announced stock repurchase programs in open-market transactions.

(2)
In February 2017, our Board of Directors authorized the purchase of up to $20 million of our common stock under a stock repurchase program.  Stock will be purchased from time to time, in the open market or through private transactions, as market conditions warrant.  Under this program, during the three months ended March 31, 2017, we repurchased 32,367 shares of our common stock at a total cost of $1.6 million.  As of March 31, 2017, there was approximately $18.4 million available for future stock purchases under the program.  In April 2017, we repurchased an additional 30,543 shares of our common stock under the program at a total cost of $1.4 million, thereby reducing the amount available for future stock repurchases under the Board of Directors authorization to $17 million.

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

STANDARD MOTOR PRODUCTS, INC.
(Registrant)

Date: May 4, 2017	/s/ James J. Burke
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