Form 10-Q
period 2017-06-30
STANDARD MOTOR PRODUCTS INC
filed 2017-08-02
CIK 93389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number: 1-4743

Standard Motor Products, Inc.
(Exact name of registrant as specified in its charter)

New York	11-1362020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

37-18 Northern Blvd., Long Island City,N.Y.	11101
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer ☑		Accelerated Filer ☐
Non-Accelerated Filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑

As of the close of business on July 31, 2017, there were 22,781,237 outstanding shares of the registrant’s Common Stock, par value $2.00 per share.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Index
PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2017	2016	2017	2016
	(Unaudited)		(Unaudited)

Net sales	$312,729	$288,977	$595,107	$527,888
Cost of sales	222,063	201,901	420,331	367,816
Gross profit	90,666	87,076	174,776	160,072
Selling, general and administrative expenses	60,076	54,758	117,436	107,756
Restructuring and integration expenses	1,235	771	2,782	1,012
Other income, net	314	297	630	559
Operating income	29,669	31,844	55,188	51,863
Other non-operating income, net	740	265	1,563	598
Interest expense	722	394	1,190	705
Earnings from continuing operations before taxes	29,687	31,715	55,561	51,756
Provision for income taxes	11,426	11,853	20,933	19,238
Earnings from continuing operations	18,261	19,862	34,628	32,518
Loss from discontinued operations, net of income taxes	(497)	(618)	(1,130)	(1,070)
Net earnings	$17,764	$19,244	$33,498	$31,448

Per Share Data:
Net earnings per common share – Basic:
Earnings from continuing operations	$0.80	$0.87	$1.52	$1.43
Discontinued operations	(0.02)	(0.02)	(0.05)	(0.04)
Net earnings per common share – Basic	$0.78	$0.85	$1.47	$1.39

Net earnings per common share – Diluted:
Earnings from continuing operations	$0.78	$0.86	$1.48	$1.41
Discontinued operations	(0.02)	(0.02)	(0.04)	(0.04)
Net earnings per common share – Diluted	$0.76	$0.84	$1.44	$1.37

Dividend declared per share	$0.19	$0.17	$0.38	$0.34

Average number of common shares	22,820,079	22,705,310	22,833,263	22,673,811
Average number of common shares and dilutive common shares	23,329,082	23,018,730	23,332,480	22,988,502

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
	(Unaudited)		(Unaudited)

Net earnings	$17,764	$19,244	$33,498	$31,448
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,733	(1,938)	5,456	(153)
Pension and postretirement plans:
Amortization of:
Prior service benefit	—	(14)	—	(27)
Unrecognized loss	(271)	115	(330)	390
Unrecognized actuarial gains	472	301	472	301
Foreign currency exchange rate changes	—	—	—	4
Income tax expense related to pension and postretirement plans	(81)	(164)	(57)	(272)
Pension and postretirement plans, net of tax	120	238	85	396
Total other comprehensive income (loss), net of tax	2,853	(1,700)	5,541	243
Comprehensive income	$20,617	$17,544	$39,039	$31,691

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,389	$19,796
Accounts receivable, less allowances for discounts and doubtful accounts of $5,883 and $4,425 for 2017 and 2016, respectively	187,759	134,630
Inventories	340,886	312,477
Prepaid expenses and other current assets	9,436	7,318
Total current assets	554,470	474,221

Property, plant and equipment, net of accumulated depreciation of $191,874 and $191,551 for 2017 and 2016, respectively	81,973	78,499
Goodwill	67,401	67,231
Other intangibles, net	60,008	64,056
Deferred income taxes	50,407	51,127
Other assets	36,174	33,563
Total assets	$850,433	$768,697

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable	$78,946	$54,812
Current portion of long-term debt	46	43
Accounts payable	104,074	83,878
Sundry payables and accrued expenses	43,991	45,147
Accrued customer returns	45,779	40,176
Accrued rebates	36,797	29,127
Payroll and commissions	25,519	30,658
Total current liabilities	335,152	283,841

Long-term debt	101	120
Other accrued liabilities	13,573	12,380
Accrued asbestos liabilities	29,383	31,328
Total liabilities	378,209	327,669

Commitments and contingencies

Stockholders’ equity:
Common stock – par value $2.00 per share:
Authorized – 30,000,000 shares; issued 23,936,036 shares	47,872	47,872
Capital in excess of par value	101,183	96,850
Retained earnings	361,288	336,464
Accumulated other comprehensive income	(5,487)	(11,028)
Treasury stock – at cost (1,142,469 shares and 1,101,487 shares in 2017 and 2016, respectively)	(32,632)	(29,130)
Total stockholders’ equity	472,224	441,028
Total liabilities and stockholders’ equity	$850,433	$768,697

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Six Months Ended June 30,
	2017	2016
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$33,498	$31,448
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	11,316	9,269
Amortization of deferred financing cost	172	167
Increase to allowance for doubtful accounts	1,230	412
Increase to inventory reserves	767	2,351
Amortization of deferred gain on sale of building	(524)	(524)
Equity income from joint ventures	(1,111)	(385)
Employee Stock Ownership Plan allocation	1,080	1,011
Stock-based compensation	4,005	2,736
Excess tax benefits related to exercise of employee stock grants	—	(137)
Decrease in deferred income taxes	749	1,383
Loss on discontinued operations, net of tax	1,130	1,070
Change in assets and liabilities:
Increase in accounts receivable	(53,069)	(41,726)
Increase in inventories	(27,048)	(20,819)
Decrease (increase) in prepaid expenses and other current assets	(943)	4,073
Increase in accounts payable	17,475	18,989
Increase in sundry payables and accrued expenses	5,663	13,381
Net change in other assets and liabilities	(1,225)	1,029
Net cash provided by (used in) operating activities	(6,835)	23,728

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and investments in businesses	—	(67,289)
Capital expenditures	(8,843)	(10,134)
Other investing activities	2	5
Net cash used in investing activities	(8,841)	(77,418)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line-of-credit agreements	24,134	52,567
Net borrowings (payments) of long-term debt and capital lease obligations	(21)	109
Purchase of treasury stock	(5,176)	(377)
Increase in overdraft balances	1,488	2,472
Excess tax benefits related to the exercise of employee stock grants	—	137
Dividends paid	(8,674)	(7,705)
Net cash provided by financing activities	11,751	47,203
Effect of exchange rate changes on cash	518	82
Net decrease in cash and cash equivalents	(3,407)	(6,405)
CASH AND CASH EQUIVALENTS at beginning of period	19,796	18,800
CASH AND CASH EQUIVALENTS at end of period	$16,389	$12,395
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$956	$516
Income taxes	$19,499	$13,376

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2017
(Unaudited)
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
(In thousands)
Balance at December 31, 2016	$47,872	$96,850	$336,464	$(11,028)	$(29,130)	$441,028
Net earnings	—	—	33,498	—	—	33,498
Other comprehensive income, net of tax	—	—	—	5,541	—	5,541
Cash dividends paid	—	—	(8,674)	—	—	(8,674)
Purchase of treasury stock	—	—	—	—	(5,333)	(5,333)
Stock-based compensation	—	3,319	—	—	686	4,005
Employee Stock Ownership Plan	—	1,014	—	—	1,145	2,159

Balance at June 30, 2017	$47,872	$101,183	$361,288	$(5,487)	$(32,632)	$472,224

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

Standards that are not yet adopted as of June 30, 2017

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

Standards that are not yet adopted as of June 30, 2017

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

ASU 2015-11, Simplifying the Measurement of Inventory
This standard changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value for entities that measure inventory using first-in, first-out or average cost.  In addition, this standard eliminates the requirement for these entities to consider replacement cost or net realizable value less an approximate normal profit margin when measuring inventory.
		January 1, 2017	The prospective adoption of the new standard did not have a material effect on our consolidated financial statements.

ASU 2016-09, Improvements to Employee Share-Based Payment Accounting
This standard requires (1) that the tax effects related to share-based payments at settlement (or expiration) be recorded through the tax provision (benefit) in the income statement rather than in equity as permitted under prior guidance under certain circumstances; (2) that all tax-related cash flows resulting from share-based payments be reported as operating activities on the statement of cash flows, a change from the current requirement to present windfall tax benefits as an inflow from financing activities and an outflow from operating activities; and (3) that when computing diluted earnings per share, the effect of “windfall” tax benefits be excluded from the hypothetical proceeds used to calculate the repurchase of shares under the treasury stock method.
January 1, 2017
We adopted the new standard prospectively.  The adoption of the new standard did not have a material effect on our consolidated financial statements for the three months and six months ended June 30, 2017, and based upon the current price of our common stock, we do not expect that the adoption of the new standard will have a material effect on our consolidated financial statements for the year ended December 31, 2017.

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

Intangible assets acquired of $42.4 million consists of customer relationships of $39.4 million that will be amortized on a straight-line basis over the estimated useful life of 15 years; a non-compete agreement of $2.2 million that will be amortized on a straight-line basis over the estimated useful life of 5 years; and a supply agreement of $0.8 million that will be amortized on a straight-line basis over the estimated useful life of 1 year.  Goodwill of $12.7 million was allocated to the Engine Management Segment and is deductible for income tax purposes.  The goodwill reflects relationships, business specific knowledge and the replacement cost of an assembled workforce associated with personal reputations, as well as the value of anticipated synergies.

Incremental net sales from the acquisition included in our consolidated statements of operations were $15 million and $38.4 million for the three months and six months ended June 30, 2017, respectively.

Note 4.	Restructuring and Integration Expenses

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of December 31, 2016 and June 30, 2017 and activity for the six months ended June 30, 2017 consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2016	$2,576	$—	$2,576
Restructuring and integration costs:
Amounts provided for during 2017	1,788	994	2,782
Cash payments	(1,300)	(994)	(2,294)
Foreign Currency Exchange Rate Changes	84	—	84
Exit activity liability at June 30, 2017	$3,148	$—	$3,148

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Restructuring Costs

Plant Rationalization Program

In February 2016, in connection with our ongoing efforts to improve operating efficiencies and reduce costs, we finalized our intention to implement a plant rationalization initiative.  As part of the plant rationalization, certain production activities will be relocated from our Grapevine, Texas manufacturing facility to facilities in Greenville, South Carolina and Reynosa, Mexico, certain service functions will be relocated from Grapevine, Texas to our administrative offices in Lewisville, Texas, and our Grapevine, Texas facility will be closed.  In addition, certain production activities will be relocated from our Greenville, South Carolina manufacturing facility to our manufacturing facility in Bialystok, Poland.  Restructuring and integration expenses expected to be incurred related to the program of approximately $5.7 million, consisting of employee severance and relocation of certain machinery and equipment, will be recognized throughout the program.  Through June 30, 2017, total restructuring and integration expenses related to the program of $4.8 million were recognized.  We anticipate that the plant rationalization will be completed by the end of 2017.

Activity, by segment, for the six months ended June 30, 2017 related to our plant rationalization program consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2016	$11	$2,043	$—	$2,054
Restructuring and integration costs:
Amounts provided for during 2017	602	1,038	—	1,640
Cash payments	(613)	(1,132)	—	(1,745)
Exit activity liability at June 30, 2017	$—	$1,949	$—	$1,949

Orlando Plant Rationalization Program

In January 2017, to further our ongoing efforts to improve operating efficiencies and reduce costs, we finalized our intention to implement another plant rationalization initiative at our Orlando, Florida facility.  As part of the plant rationalization, we will relocate production activities from our Orlando, Florida manufacturing facility to Independence, Kansas, and close our Orlando, Florida facility.  Restructuring and integration expenses expected to be incurred related to the program of approximately $3.1 million, consisting of employee severance and relocation of certain machinery and equipment, will be recognized throughout the program.  Through June 30, 2017, total restructuring and integration expenses related to the program of $0.6 million were recognized.  We anticipate that the Orlando plant rationalization will be completed by the end of the second quarter of 2018.

Activity, by segment, for the six months ended June 30, 2017 related to our Orlando plant rationalization program consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2016	$—	$—	$—	$—
Restructuring and integration costs:
Amounts provided for during 2017	617	—	—	617
Cash payments	(87)	—	—	(87)
Exit activity liability at June 30, 2017	$530	$—	$—	$530

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Integration Costs

Wire and Cable Relocation

In connection with our acquisition of the North American automotive ignition wire business of General Cable Corporation in May 2016, we expect to incur certain integration expenses, including costs to be incurred in connection with the consolidation of the General Cable Corporation Altoona, Pennsylvania distribution center into our existing wire distribution center in Edwardsville, Kansas and the relocation of certain machinery and equipment.  In October 2016, we further announced our plan to relocate all production from the acquired Nogales, Mexico wire set assembly operation to our existing wire assembly facility in Reynosa, Mexico and to close the Nogales, Mexico plant.  Integration expenses expected to be incurred related to the closure of the Nogales, Mexico plant include employee severance and the relocation of certain machinery and equipment.  Total integration expenses of $2.6 million are expected to be incurred related to the program.  Through June 30, 2017, integration expenses related to the program of $1.2 million were recognized.  We anticipate that the wire and cable relocation program will be completed by the end of the first quarter of 2018.

Activity, by segment, for the six months ended June 30, 2017 related to our wire and cable relocation program consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2016	$522	$—	$—	$522
Restructuring and integration costs:
Amounts provided for during 2017	525	—	—	525
Cash payments	(462)	—	—	(462)
Foreign Currency Exchange Rate Changes	84	—	—	84
Exit activity liability at June 30, 2017	$669	$—	$—	$669

Note 5.	Sale of Receivables

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

Pursuant to these agreements, we sold $224.3 million and $404.1 million of receivables during the three months and six months ended June 30, 2017, respectively, and $201.7 million and $367.6 million for the comparable periods in 2016.  A charge in the amount of $6.4 million and $11.6 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months and six months ended June 30, 2017, respectively, and $4.9 million and $8.9 million for the comparable periods in 2016.  If we do not enter into these arrangements or if any of the financial institutions with which we enter into these arrangements were to experience financial difficulties or otherwise terminate these arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures to collect future trade accounts receivable.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 6.	Inventories

Inventories, which are stated at the lower of cost (determined by means of the first-in, first-out method) or market, consist of the following:

	June 30, 2017	December 31, 2016
	(In thousands)

Finished goods	$222,414	$203,700
Work-in-process	8,597	6,823
Raw materials	109,875	101,954
Total inventories	$340,886	$312,477

Note 7.	Acquired Intangible Assets

Acquired identifiable intangible assets consist of the following:

	June 30, 2017	December 31, 2016
	(In thousands)

Customer relationships	$87,333	$87,070
Trademarks and trade names	6,800	6,800
Non-compete agreements	3,201	3,189
Patents	723	723
Supply agreements	800	800
Leaseholds	160	160
Total acquired intangible assets	99,017	98,742
Less accumulated amortization (1)	(40,031)	(35,830)
Net acquired intangible assets	$58,986	$62,912

(1)	Applies to all intangible assets, except for trademarks and trade names totaling $5.2 million, which have indefinite useful lives and, as such, are not being amortized.

Total amortization expense for acquired intangible assets was $2.1 million and $4.2 million for the three months and six months ended June 30, 2017, respectively, and $1.5 million and $2.7 million for the comparable periods in 2016.  Based on the current estimated useful lives assigned to our acquired intangible assets, amortization expense is estimated to be $3.8 million for the remainder of 2017, $7.6 million in 2018, $6.3 million in 2019, $5.9 million in 2020 and $30.2 million in the aggregate for the years 2021 through 2031.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 8.	Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	June 30, 2017	December 31, 2016
	(In thousands)

Revolving credit facilities	$78,946	$54,812
Other	147	163
Total debt	$79,093	$54,975

Current maturities of debt	$78,992	$54,855
Long-term debt	101	120
Total debt	$79,093	$54,975

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

Borrowings under the credit agreement are secured by substantially all of our assets, including accounts receivable, inventory and certain fixed assets, and those of certain of our subsidiaries.  Availability under the credit agreement is based on a formula of eligible accounts receivable, eligible inventory, eligible equipment and eligible fixed assets.  After taking into account outstanding borrowings under the credit agreement, there was an additional $162.2 million available for us to borrow pursuant to the formula at June 30, 2017.  Outstanding borrowings under the credit agreement, which are classified as current liabilities, were $78.9 million and $54.8 million at June 30, 2017 and December 31, 2016, respectively.  Borrowings under the credit agreement have been classified as current liabilities based upon the accounting rules and certain provisions in the agreement.

At June 30, 2017, the weighted average interest rate on our credit agreement was 2.5%, which consisted of $75 million in direct borrowings at 2.4% and an alternative base rate loan of $3.9 million at 4.5%.  At December 31, 2016, the weighted average interest rate on our credit agreement was 2.3%, which consisted of $45 million in direct borrowings at 2% and an alternative base rate loan of $9.8 million at 4%.  During the six months ended June 30, 2017, our average daily alternative base rate loan balance was $5.2 million, compared to a balance of $3 million for the six months ended June 30, 2016, and a balance of $2.6 million for the year ended December 31, 2016.

At any time that our borrowing availability is less than the greater of either (a) $25 million, or 10% of the commitments if fixed assets are not included in the borrowing base, or (b) $31.25 million, or 12.5% of the commitments if fixed assets are included in the borrowing base, the terms of the credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain a fixed charge coverage ratio of 1:1 at the end of each fiscal quarter (rolling four quarters).  As of June 30, 2017, we were not subject to these covenants.  The credit agreement permits us to pay cash dividends of $20 million and make stock repurchases of $20 million in any fiscal year subject to a minimum availability of $25 million.  Provided specific conditions are met, the credit agreement also permits acquisitions, permissible debt financing, capital expenditures, and cash dividend payments and stock repurchases of greater than $20 million.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Deferred Financing Costs

We had deferred financing costs of $1.1 million and $1.3 million as of June 30, 2017 and December 31, 2016, respectively.  Deferred financing costs are related to our revolving credit facility.  Deferred financing costs as of June 30, 2017 are being amortized in the amounts of $0.2 million for the remainder of 2017, $0.3 million in 2018, $0.3 million in 2019 and $0.3 million in 2020.

Note 9.	Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income by Component (in thousands)

	Three Months Ended June 30, 2017
	Foreign Currency Translation Adjustments	Unrecognized Postretirement Benefit Costs (Credit)	Total
Balance at March 31, 2017	$(8,529)	$189	$(8,340)
Other comprehensive income before reclassifications	2,733	283	3,016
Amounts reclassified from accumulated other comprehensive income	—	(163)	(163)
Other comprehensive income, net	2,733	120	2,853
Balance at June 30, 2017	$(5,796)	$309	$(5,487)

	Six Months Ended June 30, 2017
	Foreign Currency Translation Adjustments	Unrecognized Postretirement Benefit Costs (Credit)	Total
Balance at December 31, 2016	$(11,252)	$224	$(11,028)
Other comprehensive income before reclassifications	5,456	283	5,739
Amounts reclassified from accumulated other comprehensive income	—	(198)	(198)
Other comprehensive income, net	5,456	85	5,541
Balance at June 30, 2017	$(5,796)	$309	$(5,487)

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Reclassifications Out of Accumulated Other Comprehensive Income (in thousands)

Details About Accumulated Other Comprehensive Income Components	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Amortization of postretirement benefit plans:
Prior service benefit (1)	$—	$—
Unrecognized (gain) loss (1)	(271)	(330)
Total before income tax	(271)	(330)
Income tax expense	108	132
Total reclassifications for the period	$(163)	$(198)

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Our restricted and performance-based share activity was as follows for the six months ended June 30, 2017:

	Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2016	822,848	$30.46
Granted	8,450	42.83
Vested	(14,634)	29.17
Forfeited	(4,150)	35.66
Balance at June 30, 2017	812,514	$30.59

We recorded compensation expense related to restricted shares and performance-based shares of $3.5 million ($2.2 million, net of tax) and $2.3 million ($1.5 million, net of tax) for the six months ended June 30, 2017 and 2016, respectively. The unamortized compensation expense related to our restricted and performance-based shares was $12.7 million at June 30, 2017, and is expected to be recognized as they vest over a weighted average period of 5.3 years and 0.8 years for employees and directors, respectively.

Note 11.	Employee Benefits

We provided, and continue to provide, certain medical and dental care benefits to eligible retired U.S. and Canadian employees. Under the U.S. plan, for non-union employees, a Health Reimbursement Account (“HRA”) was established beginning January 1, 2009 for each qualified U.S. retiree.  Annually, and through the year ended December 31, 2016, a fixed amount was credited into the HRA to cover both medical and dental costs for all current and future eligible retirees.  Under the Canadian plan, retiree medical and dental benefits were funded using insurance contracts.  Premiums under the insurance contracts were funded on a pay-as-you-go basis.  The postretirement medical plans to substantially all eligible U.S. and Canadian employees terminated on December 31, 2016.  For U.S. plan participants, balances in the HRA accounts at December 31, 2016 will remain available for use until December 31, 2018.  Any remaining balance at December 31, 2018 will be forfeited.  Postretirement medical and dental benefits to eligible employees will continue to be provided to the 24 former union employees in the U.S.

The components of net periodic benefit cost for our postretirement benefit plans for the three months and six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Postretirement benefits	2017	2016	2017	2016
Service cost	$—	$—	$—	$—
Interest cost	2	3	4	6
Amortization of prior service cost	—	(14)	—	(27)
Actuarial net loss	(271)	115	(330)	390
Net periodic benefit cost (credit)	$(269)	$104	$(326)	$369

We maintain a defined contribution Supplemental Executive Retirement Plan for key employees.  Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees.  In March 2017, we made company contributions to the plan of $0.3 million related to calendar year 2016.

We also have an Employee Stock Ownership Plan and Trust for employees who are not covered by a collective bargaining agreement.  In connection therewith, we maintain an employee benefits trust to which we contribute shares of treasury stock.  We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under the plan. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released.  The trustees will vote the shares in accordance with their fiduciary duties.  During the six months ended June 30, 2017, we contributed to the trust an additional 43,300 shares from our treasury and released 43,300 shares from the trust leaving 200 shares remaining in the trust as of June 30, 2017.

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

The following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and dilutive net earnings per common share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic Net Earnings Per Common Share:
Earnings from continuing operations	$18,261	$19,862	$34,628	$32,518
Loss from discontinued operations	(497)	(618)	(1,130)	(1,070)
Net earnings available to common stockholders	$17,764	$19,244	$33,498	$31,448

Weighted average common shares outstanding	22,820	22,705	22,833	22,674

Earnings from continuing operations per common share	$0.80	$0.87	$1.52	$1.43
Loss from discontinued operations per common share	(0.02)	(0.02)	(0.05)	(0.04)
Basic net earnings per common share	$0.78	$0.85	$1.47	$1.39

Diluted Net Earnings Per Common Share:
Earnings from continuing operations	$18,261	$19,862	$34,628	$32,518
Loss from discontinued operations	(497)	(618)	(1,130)	(1,070)
Net earnings available to common stockholders	$17,764	$19,244	$33,498	$31,448

Weighted average common shares outstanding	22,820	22,705	22,833	22,674
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock and performance-based stock	509	314	499	315
Weighted average common shares outstanding – Diluted	23,329	23,019	23,332	22,989

Earnings from continuing operations per common share	$0.78	$0.86	$1.48	$1.41
Loss from discontinued operations per common share	(0.02)	(0.02)	(0.04)	(0.04)
Diluted net earnings per common share	$0.76	$0.84	$1.44	$1.37

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Restricted and performance-based shares	228	338	240	341

Note 14.	Industry Segments

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

The following tables show our segment net sales, intersegment revenue and operating income by our operating segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Segment Net Sales (a)
Engine Management	$223,349	$198,848	$434,663	$379,529
Temperature Control	87,391	87,503	157,681	144,269
All Other	1,989	2,626	2,763	4,090
Consolidated	$312,729	$288,977	$595,107	$527,888

Intersegment Net Sales
Engine Management	$5,831	$5,817	$13,143	$10,689
Temperature Control	2,095	2,121	4,124	3,715
All Other	(7,926)	(7,938)	(17,267)	(14,404)
Consolidated	$—	$—	$—	$—

Operating Income
Engine Management	$26,489	$30,548	$53,774	$54,752
Temperature Control	8,262	5,647	12,229	7,814
All Other	(5,082)	(4,351)	(10,815)	(10,703)
Consolidated	$29,669	$31,844	$55,188	$51,863

(a)	Segment net sales includes intersegment sales in our Engine Management and Temperature Control segments.

Note 15.	Commitments and Contingencies

Asbestos

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001 and the amounts paid for indemnity and defense thereof.  At June 30, 2017, approximately 1,595 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through June 30, 2017, the amounts paid for settled claims are approximately $22.1 million.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Warranties

We generally warrant our products against certain manufacturing and other defects.  These product warranties are provided for specific periods of time of the product depending on the nature of the product.  As of June 30, 2017 and 2016, we have accrued $24.5 million and $26.9 million, respectively, for estimated product warranty claims included in accrued customer returns.  The accrued product warranty costs are based primarily on historical experience of actual warranty claims.

The following table provides the changes in our product warranties (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance, beginning of period	$25,609	$26,404	$24,072	$23,395
Liabilities accrued for current year sales	25,693	25,418	51,423	47,999
Settlements of warranty claims	(26,774)	(24,876)	(50,967)	(44,448)
Balance, end of period	$24,528	$26,946	$24,528	$26,946

Index
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Index
Interim Results of Operations:

Comparison of the Three Months Ended June 30, 2017 to the Three Months Ended June 30, 2016

Sales.  Consolidated net sales for the three months ended June 30, 2017 were $312.7 million, an increase of $23.7 million, or 8.2%, compared to $289 million in the same period of 2016.  Consolidated net sales increased due to the higher results achieved by our Engine Management Segment.

The following table summarizes consolidated net sales by segment and by major product group within each segment for the three months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,
	2017	2016
Engine Management:
Ignition, Emission and Fuel System Parts	$178,105	$166,028
Wire and Cable	45,244	32,820
Total Engine Management	223,349	198,848

Temperature Control:
Compressors	49,644	49,743
Other Climate Control Parts	37,747	37,760
Total Temperature Control	87,391	87,503

All Other	1,989	2,626

Total	$312,729	$288,977

Engine Management’s net sales increased $24.5 million, or 12.3%, to $223.3 million for the three months ended June 30, 2017.  Net sales in the ignition, emissions and fuel systems parts product group for the three months ended June 30, 2017 were $178.1 million, an increase of $12.1 million, or 7.3%, compared to $166 million in the same period of 2016.  Net sales in the wire and cable product group for the three months ended June 30, 2017 were $45.2 million, an increase of $12.4 million, or 37.8%, compared to $32.8 million in the three months ended June 30, 2016.  In May 2016, we acquired the North American automotive ignition wire business of General Cable Corporation.  Incremental net sales from the acquisition of $15 million were included in net sales of the wire and cable product group for the three months ended June 30, 2017.  Excluding the incremental sales from the acquisition, net sales in the wire and cable product group declined $2.6 million, or 7.9%, and Engine Management net sales increased $9.5 million, or 4.8%, compared to the same period of 2016.

Temperature Control’s net sales were essentially flat for the three months ended June 30, 2017.  Net sales in both the compressors product group and other climate control parts product group were essentially unchanged for the three months ended June 30, 2017 when compared to net sales for the three months ended June 30, 2016.  Demand for our Temperature Control products may vary significantly with summer weather conditions and customer inventories.

Gross Margins.  Gross margins, as a percentage of consolidated net sales, decreased to 29% in the second quarter of 2017, compared to 30.1% in the second quarter of 2016.  The following table summarizes gross margins by segment for the three months ended June 30, 2017 and 2016, respectively (in thousands):

Index
Three Months Ended June 30,	Engine Management	Temperature Control	Other	Total
2017
Net sales	$223,349	$87,391	$1,989	$312,729
Gross margins	65,599	23,111	1,956	90,666
Gross margin percentage	29.4%	26.4%	—	29%

2016
Net sales	$198,848	$87,503	$2,626	$288,977
Gross margins	63,831	20,584	2,661	87,076
Gross margin percentage	32.1%	23.5%	—	30.1%

Compared to the second quarter of 2016, gross margins at Engine Management decreased 2.7 percentage points from 32.1% to 29.4%, and gross margins at Temperature Control increased 2.9 percentage points from 23.5% to 26.4%.  The gross margin percentage decrease in Engine Management compared to the prior year reflects inefficiencies and redundant costs incurred during our various planned production moves.  The gross margin percentage increase in Temperature Control compared to the prior year resulted primarily from transferring production manufacturing to our lower cost Reynosa, Mexico facility.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) increased to $60.1 million, or 19.2% of consolidated net sales, in the second quarter of 2017, as compared to $54.8 million, or 18.9% of consolidated net sales, in the second quarter of 2016.  The $5.3 million increase in SG&A expenses as compared to the second quarter of 2016 is principally due to (1) higher selling and marketing costs, higher distribution expenses, and higher costs incurred in our accounts receivable factoring program, all associated with the increased sales volumes; and (2) incremental expenses from our acquisition of the North American automotive ignition wire business of General Cable Corporation, including amortization of intangible assets acquired.

Restructuring and Integration Expenses.  Restructuring and integration expenses for the second quarter of 2017 were $1.2 million compared to restructuring and integration expenses of $0.8 million for the second quarter of 2016.  The $0.4 million year-over-year increase in restructuring and integration expenses reflects the impact of the plant rationalization program that commenced in February 2016, the wire and cable relocation program announced in October 2016, and the Orlando plant rationalization program that commenced in January 2017.

Other Income, net. Other income, net was $0.3 million in both the second quarter of 2017 and 2016.  During 2017 and 2016, we recognized $0.3 million of deferred gain related to the sale-leaseback of our Long Island City, New York facility.

Operating Income.  Operating income decreased to $29.7 million in the second quarter of 2017, compared to $31.8 million in the second quarter of 2016.  The year-over year decrease in operating income of $2.1 million is the result of the impact of lower gross margins as a percentage of consolidated net sales, higher SG&A expenses and higher restructuring and integration expenses, which more than offset the impact of higher consolidated net sales.

Other Non-Operating Income, Net.  Other non-operating income, net was $0.7 million in the second quarter of 2017, compared to $0.3 million in the second quarter of 2016.  The year-over-year improvement in other non-operating income, net resulted primarily from the increase in equity income from our joint ventures.

Interest Expense.  Interest expense increased to $0.7 million in the second quarter of 2017, compared to $0.4 million in the second quarter of 2016.  The year-over-year increase interest expense reflects the impact of higher year-over-year average interest rates on our revolving credit facility.

Index
Income Tax Provision.  The income tax provision in the second quarter of 2017 was $11.4 million at an effective tax rate of 38.5% compared to $11.9 million at an effective tax rate of 37.4% for the same period in 2016.  The higher year-over-year effective tax rate is the result of a change in the mix of pre-tax income from the lower foreign tax rate jurisdictions to the U.S.

Loss from Discontinued Operations.  Loss from discontinued operations, net of tax, reflects legal expenses associated with our asbestos-related liability.  We recorded $0.5 million and $0.6 million as a loss from discontinued operations for the second quarter of 2017 and 2016, respectively.  As discussed more fully in Note 15 in the notes to our consolidated financial statements (unaudited), we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Comparison of the Six Months Ended June 30, 2017 to the Six Months Ended June 30, 2016

Sales.  Consolidated net sales for the six months ended June 30, 2017 were $595.1 million, an increase of $67.2 million, or 12.7%, compared to $527.9 million in the same period of 2016.  Consolidated net sales increased due to the higher results achieved by both our Engine Management and Temperature Control Segments.

The following table summarizes consolidated net sales by segment and by major product group within each segment for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016
Engine Management:
Ignition, Emission and Fuel System Parts	$343,258	$320,135
Wire and Cable	91,405	59,394
Total Engine Management	434,663	379,529

Temperature Control:
Compressors	87,545	77,000
Other Climate Control Parts	70,136	67,269
Total Temperature Control	157,681	144,269

All Other	2,763	4,090

Total	$595,107	$527,888

Engine Management’s net sales increased $55.1 million, or 14.5%, to $434.7 million for the first six months of 2017.  Net sales in the ignition, emissions and fuel systems parts product group for the six months ended June 30, 2017 were $343.3 million, an increase of $23.2 million, or 7.2%, compared to $320.1 million in the same period of 2016.  Net sales in the wire and cable product group for the six months ended June 30, 2017 were $91.4 million, an increase of $32 million, or 53.9%, compared to $59.4 million in the first six months of 2016.  In May 2016, we acquired the North American automotive ignition wire business of General Cable Corporation.  Incremental net sales from the acquisition of $38.4 million were included in net sales of the wire and cable product group for the six months ended June 30, 2017.  Excluding the incremental sales from the acquisition, net sales in the wire and cable product group declined $6.4 million, or 10.8%, and Engine Management net sales increased $16.7 million, or 4.4%, compared to the first six months of 2016.

Temperature Control’s net sales increased $13.4 million, or 9.3%, to $157.7 million for the first six months of 2017.  Net sales in the compressors product group for the six months ended June 30, 2017 were $87.5 million, an increase of $10.5 million, or 13.6%, compared to $77 million in the same period of 2016.  Net sales in the other climate control parts product group for the six months ended June 30, 2017 were $70.1 million, an increase of $2.8 million, or 4.2%, compared to $67.3 million in the first six months of 2016.  Demand for our Temperature Control products during the second and third quarter of each year may vary significantly with summer weather conditions and customer inventories.

Index
Gross Margins.  Gross margins, as a percentage of consolidated net sales, decreased to 29.4% in the first six months of 2017, compared to 30.3% during the same period in 2016.  The following table summarizes gross margins by segment for the six months ended June 30, 2017 and 2016 (in thousands):

Six Months Ended June 30,	Engine Management	Temperature Control	Other	Total
2017
Net sales	$434,663	$157,681	$2,763	$595,107
Gross margins	129,723	40,818	4,235	174,776
Gross margin percentage	29.8%	25.9%	—	29.4%

2016
Net sales	$379,529	$144,269	$4,090	$527,888
Gross margins	121,107	34,674	4,291	160,072
Gross margin percentage	31.9%	24%	—	30.3%

Compared to the first six months of 2016, gross margins at Engine Management decreased 2.1 percentage points from 31.9% to 29.8%, and gross margins at Temperature Control increased 1.9 percentage points from 24% to 25.9%.  The gross margin percentage decrease in Engine Management compared to the prior year reflects inefficiencies and redundant costs incurred during our various planned production moves.  The gross margin percentage increase in Temperature Control compared to the prior year resulted primarily from transferring production manufacturing to our lower cost Reynosa, Mexico facility.

Selling, General and Administrative Expenses.  SG&A expenses increased to $117.4 million, or 19.7% of consolidated net sales, in the six months ended June 30, 2017, as compared to $107.8 million, or 20.4% of consolidated net sales, in the same period of 2016.  The $9.6 million increase in SG&A expenses as compared to the first six months of 2016 is principally due to (1) higher selling and marketing costs, higher distribution expenses, and higher costs incurred in our accounts receivable factoring program, all associated with increased sales volumes; and (2) incremental expenses from our acquisition of the North American automotive ignition wire business of General Cable Corporation, including amortization of intangible assets acquired.

Restructuring and Integration Expenses.  Restructuring and integration expenses for the six months ended June 30, 2017 were $2.8 million compared to restructuring and integration expenses of $1 million in the same period of 2016.  The $1.8 million year-over-year increase in restructuring and integration expenses reflects the impact of the plant rationalization program that commenced in February 2016, the wire and cable relocation program announced in October 2016, and the Orlando plant rationalization program that commenced in January 2017.

Other Income, Net. Other income, net was $0.6 million in both the six months ended June 30, 2017 and 2016.  During 2017 and 2016, we recognized $0.5 million of deferred gain related to the sale-leaseback of our Long Island City, New York facility.

Operating Income.  Operating income was $55.2 million in the first six months of 2017, compared to $51.9 million for the same period in 2016. The year-over-year increase in operating income of $3.3 million is the result of higher consolidated net sales offset, in part, by lower gross margins as a percentage of consolidated net sales, higher SG&A expenses and higher restructuring and integration expenses.

Other Non-Operating Income, Net.  Other non-operating income, net was $1.6 million in the first six months of 2017, compared to other non-operating income, net of $0.6 million in the first six months of 2016.  The year-over-year improvement in other non-operating income, net resulted primarily from the increase in equity income from our joint ventures and the favorable impact of changes in foreign currency exchange rates.

Index
Interest Expense.  Interest expense increased to $1.2 million in the first six months of 2017, compared to $0.7 million for the same period in 2016.  The year-over-year increase reflects the impact of higher average outstanding borrowings during the first six months of 2017 when compared to the same period in 2016, and the higher year-over-year average interest rates on our revolving credit facility.  The year-over-year increase in our average outstanding borrowings resulted primarily from the impact of our May 2016 acquisition of the North American automotive ignition wire business of General Cable Corporation for approximately $67.5 million which was funded by our revolving credit facility.

Income Tax Provision.  The income tax provision for the six months ended June 30, 2017 was $20.9 million at an effective tax rate of 37.7%, compared to $19.2 million at an effective tax rate of 37.2% for the same period in 2016.  The higher year-over-year effective tax rate is the result of a change in the mix of pre-tax income from the lower foreign tax rate jurisdictions to the U.S.

Loss from Discontinued Operations.  Loss from discontinued operations, net of tax, reflects legal expenses associated with our asbestos-related liability. We recorded $1.1 million as a loss from discontinued operations for both the six months ended June 30, 2017 and 2016.  As discussed more fully in Note 15 in the notes to our consolidated financial statements (unaudited), we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Restructuring and Integration Programs

Plant Rationalization Program

In February 2016, in connection with our ongoing efforts to improve operating efficiencies and reduce costs, we finalized our intention to implement a plant rationalization initiative.  As part of the plant rationalization, certain production activities will be relocated from our Grapevine, Texas manufacturing facility to facilities in Greenville, South Carolina and Reynosa, Mexico, certain service functions will be relocated from Grapevine, Texas to our administrative offices in Lewisville, Texas, and our Grapevine, Texas facility will be closed.  In addition, certain production activities will be relocated from our Greenville, South Carolina manufacturing facility to our manufacturing facility in Bialystok, Poland.  The following table summarizes the Plant Rationalization Program’s current forecast estimate through the end of the program, and the amounts incurred through June 30, 2017:

	Forecast	Amounts Incurred Through June 30, 2017
	(In thousands)
Restructuring and integration expense	$5,700	$4,845
Capital expenditures	4,000	3,693
Temporary incremental operating expense	2,800	2,332
Total	$12,500	$10,870

Temporary incremental operating expense consists of labor and overhead inefficiencies during the program resulting from running duplicate facilities.

Wire and Cable Relocation

In connection with our acquisition of the North American automotive ignition wire business of General Cable Corporation in May 2016, we expect to incur certain integration expenses, including costs to be incurred in connection with the consolidation of the General Cable Corporation Altoona, Pennsylvania distribution center into our existing wire distribution center in Edwardsville, Kansas and the relocation of certain machinery and equipment.  In October 2016, we further announced our plan to relocate all production from the acquired Nogales, Mexico wire set assembly operation to our existing wire assembly facility in Reynosa, Mexico and to close the Nogales, Mexico plant.  The following table summarizes the Wire and Cable Relocation Program’s current forecast estimate through the end of the program, and the amounts incurred through June 30, 2017:

Index
	Forecast	Amounts Incurred Through June 30, 2017
	(In thousands)
Restructuring and integration expense	$2,600	$1,239
Capital expenditures	1,100	556
Temporary incremental operating expense	3,300	1,961
Total	$7,000	$3,756

Temporary incremental operating expense consists of labor and overhead inefficiencies during the program resulting from running duplicate facilities.

Orlando Plant Rationalization Program

In January 2017, to further our ongoing efforts to improve operating efficiencies and reduce costs, we finalized our intention to implement another plant rationalization initiative at our Orlando, Florida facility.  As part of the plant rationalization, we plan to relocate production activities from our Orlando, Florida manufacturing facility to Independence, Kansas, and close our Orlando, Florida facility.  The following table summarizes the Orlando Plant Rationalization Program’s current forecast estimate through the end of the program, and the amounts incurred through June 30, 2017:

	Forecast	Amounts Incurred Through June 30, 2017
	(In thousands)
Restructuring and integration expense	$3,100	$617
Capital expenditures	800	228
Total	$3,900	$845

For a detailed discussion on the restructuring and integration costs, see Note 4, “Restructuring and Integration Expenses,” of the notes to our consolidated financial statements (unaudited).

Liquidity and Capital Resources

Operating Activities. During the first six months of 2017, cash used in operating activities was $6.8 million compared to cash provided by operating activities of $23.7 million in the same period of 2016.  The year-over-year decrease in operating cash flow is primarily the result of the larger year-over-year increase in accounts receivable, the larger year-over-year increase in inventories, the smaller year-over-year increase in sundry payables and accrued expenses, and the year-over-year increase in prepaid expenses and other current assets compared to the year-over-year decrease in prepaid expenses and other current assets in the same period of 2016 offset, in part, by the increase in net earnings.

Net earnings during the first six months of 2017 were $33.5 million compared to $31.4 million in the first six months of 2016.  During the first six months of 2017, (1) the increase in receivables was $53.1 million compared to the year-over-year increase in receivables of $41.7 million in 2016; (2) the increase in inventories was $27 million compared to the year-over-year increase in inventories of $20.8 million in 2016; (3) the increase in sundry payables and accrued expenses was $5.7 million compared to the year-over-year increase in sundry payables and accrued expenses of $13.4 million in 2016; and (4) the increase in prepaid expenses and other current assets was $0.9 million compared to the year-over-year decrease in prepaid expenses and other current assets of $4.1 million in 2016.  The higher year-over-year increase in receivables as compared to 2016 reflects the impact of the higher year-over-year net sales, while the comparative increase in inventories is the result of “safety stock” built in connection with our restructuring and integration programs.  We continue to actively manage our working capital to maximize our operating cash flow.

Index
Investing Activities.  Cash used in investing activities was $8.8 million in the first six months of 2017, compared to $77.4 million in the same period of 2016.  Investing activities during the first six months of 2017 consisted of capital expenditures of $8.8 million.  Investing activities during the first six months of 2016 consisted of (1) our acquisition of certain assets and the assumption of certain liabilities of General Cable Corporation’s automotive ignition wire business in North America as well as 100% of the equity interests of a General Cable subsidiary in Nogales, Mexico for $67.3 million, net of cash acquired and (2) capital expenditures of $10.1 million.

Financing Activities.  Cash provided by financing activities was $11.8 million in the first six months of 2017, compared to $47.2 million in the same period of 2016.  During the first six months of 2017, borrowings under our revolving credit facility of $24.1 million were used to fund our operating cash flow, purchase shares of our common stock, pay dividends and fund our capital expenditures.  During the first six months of 2016, borrowings under our revolving credit facility of $52.6 million, along with cash provided by operating activities, were used to fund the acquisition of the North American automotive ignition business of General Cable Corporation, purchase shares of our common stock, pay dividends and fund capital expenditures.  During the first six months of 2017, we made cash payments for the repurchase of our common stock of $5.2 million as compared to $0.4 million in 2016.   Dividends of $8.7 million were paid in the first six months of 2017 as compared to $7.7 million in the comparable period last year.  In January 2017, our Board of Directors voted to increase our quarterly dividend from $0.17 per share in 2016 to $0.19 per share in 2017.

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

Borrowings under the credit agreement are secured by substantially all of our assets, including accounts receivable, inventory and certain fixed assets, and those of certain of our subsidiaries.  Availability under the credit agreement is based on a formula of eligible accounts receivable, eligible inventory, eligible equipment and eligible fixed assets.  After taking into account outstanding borrowings under the credit agreement, there was an additional $162.2 million available for us to borrow pursuant to the formula at June 30, 2017.  Outstanding borrowings under the credit agreement, which are classified as current liabilities, were $78.9 million and $54.8 million at June 30, 2017 and December 31, 2016, respectively.  Borrowings under the credit agreement have been classified as current liabilities based upon the accounting rules and certain provisions in the agreement.

At June 30, 2017, the weighted average interest rate on our credit agreement was 2.5%, which consisted of $75 million in direct borrowings at 2.4% and an alternative base rate loan of $3.9 million at 4.5%.  At December 31, 2016, the weighted average interest rate on our credit agreement was 2.3%, which consisted of $45 million in direct borrowings at 2% and an alternative base rate loan of $9.8 million at 4%.  During the six months ended June 30, 2017, our average daily alternative base rate loan balance was $5.2 million, compared to a balance of $3 million for the six months ended June 30, 2016, a balance of $2.6 million for the year ended December 31, 2016.

At any time that our borrowing availability is less than the greater of either (a) $25 million, or 10% of the commitments if fixed assets are not included in the borrowing base, or (b) $31.25 million, or 12.5% of the commitments if fixed assets are included in the borrowing base, the terms of the credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain a fixed charge coverage ratio of 1:1 at the end of each fiscal quarter (rolling four quarters).  As of June 30, 2017, we were not subject to these covenants.  The credit agreement permits us to pay cash dividends of $20 million and make stock repurchases of $20 million in any fiscal year subject to a minimum availability of $25 million.  Provided specific conditions are met, the credit agreement also permits acquisitions, permissible debt financing, capital expenditures, and cash dividend payments and stock repurchases of greater than $20 million.

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

Pursuant to these agreements, we sold $224.3 million and $404.1 million of receivables during the three months and six months ended June 30, 2017, respectively, and $201.7 million and $367.6 million for the comparable periods in 2016.  A charge in the amount of $6.4 million and $11.6 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months and six months ended June 30, 2017, respectively, and $4.9 million and $8.9 million for the comparable periods in 2016.  If we do not enter into these arrangements or if any of the financial institutions with which we enter into these arrangements were to experience financial difficulties or otherwise terminate these arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures to collect future trade accounts receivable.

In February 2017, our Board of Directors authorized the purchase of up to $20 million of our common stock under a stock repurchase program.  Stock will be purchased from time to time, in the open market or through private transactions, as market conditions warrant.  Under this program, during the six months ended June 30, 2017, we repurchased 109,291 shares of our common stock at a total cost of $5.3 million.  As of June 30, 2017, there was approximately $14.7 million available for future repurchases under the program.  In July 2017, we repurchased an additional 17,689 shares of our common stock under the program at a total cost of $0.9 million, thereby reducing the amount available for future stock repurchases under the Board of Directors authorization to $13.8 million.

In February 2016, in connection with our ongoing efforts to improve operating efficiencies and reduce costs, we finalized our intention to implement a plant rationalization initiative.  As part of the plant rationalization, certain production activities will be relocated from our Grapevine, Texas manufacturing facility to facilities in Greenville, South Carolina and Reynosa, Mexico, certain service functions will be relocated from Grapevine, Texas to our administrative offices in Lewisville, Texas, and our Grapevine, Texas facility will be closed.  In addition, certain production activities will be relocated from our Greenville, South Carolina manufacturing facility to our manufacturing facility in Bialystok, Poland.  One-time plant rationalization costs of approximately $12.5 million are expected to be incurred, consisting of restructuring and integration expenses of approximately $5.7 million related to employee severance and relocation of certain machinery and equipment; capital expenditures of approximately $4 million; and temporary incremental operating expenses of approximately $2.8 million, which consists of labor and overhead inefficiencies during the program resulting from running duplicate facilities.  Substantially all of the one-time plant rationalization costs are expected to result in future cash expenditures and will be recognized throughout the program.  As of June 30, 2017, cash expenditures of approximately $8.9 million have been made related to the program.  We anticipate that the plant rationalization will be completed by the end of 2017.

In connection with our acquisition of the North American automotive ignition wire business of General Cable Corporation in May 2016, we expect to incur certain integration expenses, including costs to be incurred in connection with the consolidation of the General Cable Corporation Altoona, Pennsylvania distribution center into our existing wire distribution center in Edwardsville, Kansas and the relocation of certain machinery and equipment.  In October 2016, we further announced our plan to relocate all production from the acquired Nogales, Mexico wire set assembly operation to our existing wire assembly facility in Reynosa, Mexico and to close the Nogales, Mexico plant.  Integration expenses expected to be incurred related to the closure of the Nogales, Mexico plant include employee severance and the relocation of certain machinery and equipment.  One-time plant rationalization costs related to the program of approximately $7 million are expected to be incurred, consisting of restructuring and integration expenses of approximately $2.6 million, capital expenditures of $1.1 million and temporary incremental operating expenses of approximately $3.3 million.  Substantially all of the one-time rationalization costs are expected to result in future cash expenditures and will be recognized throughout the program.  As of June 30, 2017, cash expenditures of approximately $3.2 million have been made related to the program.  We anticipate that the wire and cable relocation program will be completed by the end of the first quarter of 2018.

Index
In January 2017, to further our ongoing efforts to improve operating efficiencies and reduce costs, we finalized our intention to implement another plant rationalization initiative at our Orlando, Florida facility.  As part of the plant rationalization, we plan to relocate production activities from our Orlando, Florida manufacturing facility to Independence, Kansas, and close our Orlando, Florida facility. One-time plant rationalization costs related to the program of approximately $3.9 million are expected to be incurred, consisting of restructuring and integration expenses of approximately $3.1 million and capital expenditures of $0.8 million.  Substantially all of the one-time rationalization costs are expected to result in future cash expenditures and will be recognized throughout the program.  As of June 30, 2017, cash expenditures of approximately $0.3 million have been made related to the program.  We anticipate that the Orlando plant rationalization program will be completed by the end of the second quarter of 2018.

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

The following table summarizes our contractual commitments as of June 30, 2017 and expiration dates of commitments through 2026 (a) (b):

(In thousands)	2017	2018	2019	2020	2021	2022-2026	Total
Lease obligations	$4,447	$8,650	$6,944	$5,864	$5,677	$8,653	$40,235
Postretirement benefits	620	56	51	46	41	133	947
Severance payments related to restructuring and integration	868	2,054	143	83	—	—	3,148
Total commitments	$5,935	$10,760	$7,138	$5,993	$5,718	$8,786	$44,330

(a)
Indebtedness under our revolving credit facilities is not included in the table above as it is reported as a current liability in our consolidated balance sheets.  As of June 30, 2017, amounts outstanding under our revolving credit facilities were $78.9 million.

(b)
We anticipate total aggregate future severance payments of approximately $4.5 million related to the plant rationalization program, the wire and cable relocation program and the Orlando plant rationalization program.  Amounts accrued at June 30, 2017 approximate $3.1 million, with the balance of $1.4 million to be accrued over the remaining implementation period of the programs.  All programs are expected to be completed by the end of 2018.

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

Sales Returns and Other Allowances and Allowance for Doubtful Accounts.  We must make estimates of potential future product returns related to current period product revenue. We analyze historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period.  At June 30, 2017, the allowance for sales returns was $45.8 million.

Index
Similarly, we must make estimates of the uncollectability of our accounts receivable. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit‑worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  At June 30, 2017, the allowance for doubtful accounts and for discounts was $5.9 million.

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

The valuation allowance of $0.5 million as of June 30, 2017 is intended to provide for the uncertainty regarding the ultimate realization of our U.S. foreign tax credit carryovers and foreign net operating loss carryovers. The assessment of the adequacy of our valuation allowance is based on our estimates of taxable income in these jurisdictions and the period over which our deferred tax assets will be recoverable.

In the event that actual results differ from these estimates, or we adjust these estimates in future periods for current trends or expected changes in our estimating assumptions, we may need to modify the level of the valuation allowance which could materially impact our business, financial condition and results of operations.

In accordance with generally accepted accounting practices, we recognize in our financial statements only those tax positions that meet the more-likely-than-not-recognition threshold. We establish tax reserves for uncertain tax positions that do not meet this threshold.  As of June 30, 2017, we do not believe there is a need to establish a liability for uncertain tax positions.  Penalties and interest associated with income tax matters are included in the provision for income taxes in our consolidated statement of operations.

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

Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk, primarily related to foreign currency exchange and interest rates. These exposures are actively monitored by management. Our exposure to foreign exchange rate risk is due to certain costs, revenues and borrowings being denominated in currencies other than one of our subsidiary’s functional currency. Similarly, we are exposed to market risk as the result of changes in interest rates, which may affect the cost of our financing. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures. We do not hold or issue derivative financial instruments for trading or speculative purposes.  As of June 30, 2017, we do not have any derivative financial instruments.

Exchange Rate Risk

We have exchange rate exposure, primarily, with respect to the Canadian Dollar, the Euro, the British Pound, the Polish Zloty, the Mexican Peso, the Taiwan Dollar, the Chinese Yuan Renminbi and the Hong Kong Dollar.  As of June 30, 2017 and December 31, 2016, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the incremental effect of such a change on our foreign currency denominated revenues.

Interest Rate Risk

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements.  We invest our excess cash in highly liquid short-term investments.  Substantially all of our debt is variable rate debt as of June 30, 2017 and December 31, 2016.

In addition, from time to time, we sell undivided interests in certain of our receivables to financial institutions.  We enter these agreements at our discretion when we determine that the cost of factoring is less than the cost of servicing our receivables with existing debt.  During the three months and six months ended June 30, 2017, we sold $224.3 million and $404.1 million of receivables, respectively.  Depending upon the level of sales of receivables pursuant these agreements, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the margin rate may have an approximate $2.2 million and $4 million negative impact on our earnings or cash flows during the three months and six months ended June 30, 2017, respectively.  The charge related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations.

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

During the quarter ended June 30, 2017, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to the Company’s purchases of its common stock for the second quarter of 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (2)

April 1 – 30, 2017	30,543	$48.09	30,543	$16,971,511
May 1 – 31, 2017	22,619	48.89	22,619	15,865,734
June 1 – 30, 2017	23,762	50.46	23,762	14,666,639
Total	76,924	$49.06	76,924	$14,666,639

(1)	All shares were purchased through the publicly announced stock repurchase programs in open-market transactions.

(2)
In February 2017, our Board of Directors authorized the purchase of up to $20 million of our common stock under a stock repurchase program.  Stock will be purchased from time to time, in the open market or through private transactions, as market conditions warrant.  Under this program, during the three months and six months ended June 30, 2017, we repurchased 76,924 shares and 109,291 shares of our common stock, respectively, at a total cost of $3.8 million and $5.3 million, respectively.  As of June 30, 2017, there was approximately $14.7 million available for future stock purchases under the program.  In July 2017, we repurchased an additional 17,689 shares of our common stock under the program at a total cost of $0.9 million, thereby reducing the amount available for future stock repurchases under the Board of Directors authorization to $13.8 million.

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

STANDARD MOTOR PRODUCTS, INC.
(Registrant)

Date: August 2, 2017	/s/ James J. Burke
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