Form 10-Q
period 2017-09-30
STANDARD MOTOR PRODUCTS INC
filed 2017-11-01
CIK 93389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2017

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

Large Accelerated Filer ☑	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☐
Emerging growth company ☐ (Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑

As of the close of business on October 30, 2017, there were 22,618,211 outstanding shares of the registrant’s Common Stock, par value $2.00 per share.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Index
PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2017	2016	2017	2016
	(Unaudited)		(Unaudited)

Net sales	$281,058	$300,795	$876,165	$828,683
Cost of sales	198,523	205,151	618,854	572,967
Gross profit	82,535	95,644	257,311	255,716
Selling, general and administrative expenses	54,800	61,277	172,236	169,033
Restructuring and integration expenses	1,132	1,115	3,914	2,127
Other income, net	316	322	946	881
Operating income	26,919	33,574	82,107	85,437
Other non-operating income, net	319	208	1,882	806
Interest expense	595	501	1,785	1,206
Earnings from continuing operations before taxes	26,643	33,281	82,204	85,037
Provision for income taxes	9,535	12,226	30,468	31,464
Earnings from continuing operations	17,108	21,055	51,736	53,573
Loss from discontinued operations, net of income taxes	(3,983)	(425)	(5,113)	(1,495)
Net earnings	$13,125	$20,630	$46,623	$52,078

Per Share Data:
Net earnings per common share – Basic:
Earnings from continuing operations	$0.75	$0.93	$2.27	$2.36
Discontinued operations	(0.17)	(0.02)	(0.22)	(0.06)
Net earnings per common share – Basic	$0.58	$0.91	$2.05	$2.30

Net earnings per common share – Diluted:
Earnings from continuing operations	$0.74	$0.91	$2.22	$2.32
Discontinued operations	(0.17)	(0.02)	(0.22)	(0.06)
Net earnings per common share – Diluted	$0.57	$0.89	$2.00	$2.26

Dividend declared per share	$0.19	$0.17	$0.57	$0.51

Average number of common shares	22,660,157	22,716,279	22,774,927	22,688,071
Average number of common shares and dilutive common shares	23,174,700	23,097,699	23,287,052	23,044,604

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
	(Unaudited)		(Unaudited)

Net earnings	$13,125	$20,630	$46,623	$52,078
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,595	(188)	7,051	(341)
Pension and postretirement plans:
Amortization of:
Prior service benefit	—	(14)	—	(41)
Unrecognized (gain) loss	(165)	194	(496)	584
Unrecognized actuarial gains	—	—	472	301
Foreign currency exchange rate changes	—	—	—	4
Income tax related to pension and postretirement plans	66	(75)	10	(347)
Pension and postretirement plans, net of tax	(99)	105	(14)	501
Total other comprehensive income (loss), net of tax	1,496	(83)	7,037	160
Comprehensive income	$14,621	$20,547	$53,660	$52,238

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,398	$19,796
Accounts receivable, less allowances for discounts and doubtful accounts of $5,464 and $4,425 for 2017 and 2016, respectively	163,175	134,630
Inventories	332,601	312,477
Prepaid expenses and other current assets	12,703	7,318
Total current assets	533,877	474,221

Property, plant and equipment, net of accumulated depreciation of $192,937 and $191,551 for 2017 and 2016, respectively	86,738	78,499
Goodwill	67,451	67,231
Other intangibles, net	58,204	64,056
Deferred income taxes	50,575	51,127
Other assets	34,840	33,563
Total assets	$831,685	$768,697

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$73,000	$54,812
Current portion of long-term debt	47	43
Accounts payable	86,278	83,878
Sundry payables and accrued expenses	46,321	45,147
Accrued customer returns	45,074	40,176
Accrued rebates	36,416	29,127
Payroll and commissions	27,429	30,658
Total current liabilities	314,565	283,841

Long-term debt	90	120
Other accrued liabilities	13,881	12,380
Accrued asbestos liabilities	33,629	31,328
Total liabilities	362,165	327,669

Commitments and contingencies

Stockholders’ equity:
Common stock – par value $2.00 per share:
Authorized – 30,000,000 shares; issued 23,936,036 shares	47,872	47,872
Capital in excess of par value	102,173	96,850
Retained earnings	370,097	336,464
Accumulated other comprehensive income	(3,991)	(11,028)
Treasury stock – at cost (1,442,745 shares and 1,101,487 shares in2017 and 2016, respectively)	(46,631)	(29,130)
Total stockholders’ equity	469,520	441,028
Total liabilities and stockholders’ equity	$831,685	$768,697

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Nine Months Ended September 30,
	2017	2016
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$46,623	$52,078
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	17,439	14,829
Amortization of deferred financing cost	258	260
Increase to allowance for doubtful accounts	889	266
Increase to inventory reserves	1,579	3,800
Amortization of deferred gain on sale of building	(786)	(786)
Equity income from joint ventures	(970)	(735)
Employee Stock Ownership Plan allocation	1,619	1,515
Stock-based compensation	5,663	4,104
Excess tax benefits related to exercise of employee stock grants	—	(140)
Decrease in deferred income taxes	700	802
Loss on discontinued operations, net of tax	5,113	1,495
Change in assets and liabilities:
Increase in accounts receivable	(27,753)	(35,192)
Increase in inventories	(18,746)	(7,422)
(Increase) decrease in prepaid expenses and other current assets	(4,805)	5,426
Increase in accounts payable	90	9,900
Increase in sundry payables and accrued expenses	8,728	31,016
Net change in other assets and liabilities	1,120	1,752
Net cash provided by operating activities	36,761	82,968

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and investments in businesses	—	(67,289)
Capital expenditures	(17,710)	(15,194)
Other investing activities	6	191
Net cash used in investing activities	(17,704)	(82,292)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line-of-credit agreements	18,188	22,573
Net borrowings (payments) of long-term debt and capital lease obligations	(35)	99
Purchase of treasury stock	(20,000)	(377)
Increase in overdraft balances	658	596
Excess tax benefits related to the exercise of employee stock grants	—	140
Dividends paid	(12,990)	(11,566)
Net cash provided by (used in) financing activities	(14,179)	11,465
Effect of exchange rate changes on cash	724	(404)
Net increase in cash and cash equivalents	5,602	11,737
CASH AND CASH EQUIVALENTS at beginning of period	19,796	18,800
CASH AND CASH EQUIVALENTS at end of period	$25,398	$30,537
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,456	$933
Income taxes	$30,181	$21,271

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2017
(Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
(In thousands)
Balance at December 31, 2016	$47,872	$96,850	$336,464	$(11,028)	$(29,130)	$441,028
Net earnings	—	—	46,623	—	—	46,623
Other comprehensive income (loss), net of tax	—	—	—	7,037	—	7,037
Cash dividends paid	—	—	(12,990)	—	—	(12,990)
Purchase of treasury stock	—	—	—	—	(20,000)	(20,000)
Stock-based compensation	—	4,309	—	—	1,354	5,663
Employee Stock Ownership Plan	—	1,014	—	—	1,145	2,159

Balance at September 30, 2017	$47,872	$102,173	$370,097	$(3,991)	$(46,631)	$469,520

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

Standard not yet adopted as of September 30, 2017

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

To date, we have performed an assessment of the potential impacts of the pronouncement including a review of contracts with our significant customers.  Based upon our initial assessment and contract review, we have not found a significant difference between the recognition of revenue under current accounting standards and ASU 2014-09 and, as such, do not anticipate that the adoption of this standard will have a material effect on our consolidated financial statements.  However, we continue to evaluate the impact of this pronouncement on the recognition of revenue related to the return of cores from customers used in our manufacturing processes for air conditioning compressors, diesel injectors, diesel pumps, and turbo chargers.  Adoption of the new standard may impact the timing of the recording of returned cores into inventory.  Based upon our preliminary assessment of the impact on the recording of cores, we do not anticipate a material change in our net income.

In addition, we continue to evaluate the disaggregation of revenues disclosures required under the new standard with consideration given to a revenue disaggregation by major product group, geographic area and major sales channels.  We anticipate using the modified retrospective method of adoption.  We will be continuously assessing the new standard, the impact on our systems and processes, and the method of adoption through January 1, 2018, the date of implementation.

The following table provides a brief description of the additional recent accounting pronouncements that could have an impact on our financial statements:

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Standard	Description	Date of adoption	Effects on the financial statements or other significant matters

Standards that are not yet adopted as of September 30, 2017

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
January 1, 2019, with early adoption permitted
The new standard must be adopted utilizing a modified retrospective transition, and provides for certain expedients.  The new standard will require that we recognize all of our leases, including our current operating leases, on the balance sheet.  To date, we have taken an inventory of all of our operating leases, which consist primarily of real estate and auto leases, and are currently evaluating the appropriate discount rates to use in calculating the right to use asset.  We will be continuously assessing the impact of the new standard and the impact on our systems and processes through January 1, 2019, our planned date of adoption.

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

ASU 2016-09, Improvements to Employee Share-Based Payment Accounting
This standard requires (1) that the tax effects related to share-based payments at settlement (or expiration) be recorded through the tax provision (benefit) in the income statement rather than in equity as permitted under prior guidance under certain circumstances; (2) that all tax-related cash flows resulting from share-based payments be reported as operating activities on the statement of cash flows, a change from the requirement to present windfall tax benefits as an inflow from financing activities and an outflow from operating activities; and (3) that when computing diluted earnings per share, the effect of “windfall” tax benefits be excluded from the hypothetical proceeds used to calculate the repurchase of shares under the treasury stock method.
January 1, 2017
We adopted the new standard prospectively.  The adoption of the new standard did not have a material effect on our consolidated financial statements for the three months and nine months ended September 30, 2017, and based upon the current price of our common stock, we do not expect that the adoption of the new standard will have a material effect on our consolidated financial statements for the year ended December 31, 2017.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Incremental net sales from the acquisition included in our consolidated statements of operations were $38.4 million for the nine months ended September 30, 2017.

Note 4.	Restructuring and Integration Expenses

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of December 31, 2016 and September 30, 2017 and activity for the nine months ended September 30, 2017 consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2016	$2,576	$—	$2,576
Restructuring and integration costs:
Amounts provided for during 2017	2,346	1,568	3,914
Cash payments	(1,597)	(1,568)	(3,165)
Foreign Currency Exchange Rate Changes	76	—	76
Exit activity liability at September 30, 2017	$3,401	$—	$3,401

Restructuring Costs

Plant Rationalization Program

In February 2016, in connection with our ongoing efforts to improve operating efficiencies and reduce costs, we finalized our intention to implement a plant rationalization initiative.  As part of the plant rationalization, certain production activities will be relocated from our Grapevine, Texas manufacturing facility to facilities in Greenville, South Carolina and Reynosa, Mexico, certain service functions will be relocated from Grapevine, Texas to our administrative offices in Lewisville, Texas, and our Grapevine, Texas facility will be closed.  As of September 30, 2017, a substantial amount of our Grapevine, Texas production activities have been relocated to facilities in Greenville, South Carolina and Reynosa, Mexico.  In addition, as part of the program, certain production activities were relocated from our Greenville, South Carolina manufacturing facility to our manufacturing facility in Bialystok, Poland.  Restructuring and integration expenses expected to be incurred throughout the program of approximately $5.7 million consists of employee severance and relocation of certain machinery and equipment.  Through September 30, 2017, total restructuring and integration expenses related to the program of $5.2 million were recognized.  We anticipate that the plant rationalization will be completed by the end of 2017.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Activity, by segment, for the nine months ended September 30, 2017 related to our plant rationalization program consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2016	$11	$2,043	$—	$2,054
Restructuring and integration costs:
Amounts provided for during 2017	629	1,381	—	2,010
Cash payments	(640)	(1,526)	—	(2,166)
Exit activity liability at September 30, 2017	$—	$1,898	$—	$1,898

Orlando Plant Rationalization Program

In January 2017, to further our ongoing efforts to improve operating efficiencies and reduce costs, we finalized our intention to implement a plant rationalization initiative at our Orlando, Florida facility.  As part of the plant rationalization, we will relocate production activities from our Orlando, Florida manufacturing facility to Independence, Kansas, and close our Orlando, Florida facility.  In addition, certain production activities will be relocated from our Independence, Kansas manufacturing facility to our manufacturing facility in Reynosa, Mexico.  Restructuring and integration expenses expected to be incurred throughout the program of approximately $2.6 million consists of employee severance and relocation of certain machinery and equipment.  Through September 30, 2017, total restructuring and integration expenses related to the program of $1.1 million were recognized.  We anticipate that the Orlando plant rationalization will be completed by the end of the second quarter of 2018.

Activity, by segment, for the nine months ended September 30, 2017 related to our Orlando plant rationalization program consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2016	$—	$—	$—	$—
Restructuring and integration costs:
Amounts provided for during 2017	1,127	—	—	1,127
Cash payments	(311)	—	—	(311)
Exit activity liability at September 30, 2017	$816	$—	$—	$816

Integration Costs

Wire and Cable Relocation

In connection with our acquisition of the North American automotive ignition wire business of General Cable Corporation in May 2016, we incurred certain integration expenses, including costs incurred in connection with the consolidation of the General Cable Corporation Altoona, Pennsylvania wire distribution center into our existing wire distribution center in Edwardsville, Kansas and the relocation of certain machinery and equipment.  In October 2016, we further announced our plan to relocate all production from the acquired Nogales, Mexico wire set assembly operation to our existing wire assembly facility in Reynosa, Mexico and to close the Nogales, Mexico plant.  Integration expenses expected to be incurred related to the closure of the Nogales, Mexico plant include employee severance and the relocation of certain machinery and equipment.  Total integration expenses of $2.9 million are expected to be incurred related to the wire and cable relocation program.  Through September 30, 2017, integration expenses related to the program of $1.5 million were recognized.  We anticipate that the wire and cable relocation program will be completed by the end of the first quarter of 2018.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Activity, by segment, for the nine months ended September 30, 2017 related to our wire and cable relocation program consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2016	$522	$—	$—	$522
Restructuring and integration costs:
Amounts provided for during 2017	777	—	—	777
Cash payments	(688)	—	—	(688)
Foreign Currency Exchange Rate Changes	76	—	—	76
Exit activity liability at September 30, 2017	$687	$—	$—	$687

Note 5.	Sale of Receivables

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

Pursuant to these agreements, we sold $210.6 million and $614.6 million of receivables during the three months and nine months ended September 30, 2017, respectively, and $229.2 million and $596.8 million for the comparable periods in 2016.  A charge in the amount of $6 million and $17.6 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months and nine months ended September 30, 2017, respectively, and $6 million and $14.9 million for the comparable periods in 2016.  If we do not enter into these arrangements or if any of the financial institutions with which we enter into these arrangements were to experience financial difficulties or otherwise terminate these arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures to collect future trade accounts receivable.

Note 6.	Inventories

Inventories, which are stated at the lower of cost (determined by means of the first-in, first-out method) or market, consist of the following:

	September 30, 2017	December 31, 2016
	(In thousands)

Finished goods	$214,640	$203,700
Work-in-process	7,708	6,823
Raw materials	110,253	101,954
Total inventories	$332,601	$312,477

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 7.	Acquired Intangible Assets

Acquired identifiable intangible assets consist of the following:

	September 30, 2017	December 31, 2016
	(In thousands)

Customer relationships	$87,376	$87,070
Trademarks and trade names	6,800	6,800
Non-compete agreements	3,200	3,189
Patents	723	723
Supply agreements	800	800
Leaseholds	160	160
Total acquired intangible assets	99,059	98,742
Less accumulated amortization (1)	(41,945)	(35,830)
Net acquired intangible assets	$57,114	$62,912

(1)	Applies to all intangible assets, except for trademarks and trade names totaling $5.2 million, which have indefinite useful lives and, as such, are not being amortized.

Total amortization expense for acquired intangible assets was $1.9 million and $6.1 million for the three months and nine months ended September 30, 2017, respectively, and $2.2 million and $4.9 million for the comparable periods in 2016.  Based on the current estimated useful lives assigned to our acquired intangible assets, amortization expense is estimated to be $1.9 million for the remainder of 2017, $7.6 million in 2018, $6.3 million in 2019, $5.9 million in 2020 and $30.2 million in the aggregate for the years 2021 through 2031.

Note 8.	Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	September 30, 2017	December 31, 2016
	(In thousands)

Revolving credit facilities	$73,000	$54,812
Other	137	163
Total debt	$73,137	$54,975

Current maturities of debt	$73,047	$54,855
Long-term debt	90	120
Total debt	$73,137	$54,975

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Borrowings under the credit agreement are secured by substantially all of our assets, including accounts receivable, inventory and certain fixed assets, and those of certain of our subsidiaries.  Availability under the credit agreement is based on a formula of eligible accounts receivable, eligible inventory, eligible equipment and eligible fixed assets.  After taking into account outstanding borrowings under the credit agreement, there was an additional $170.2 million available for us to borrow pursuant to the formula at September 30, 2017.  Outstanding borrowings under the credit agreement, which are classified as current liabilities, were $73 million and $54.8 million at September 30, 2017 and December 31, 2016, respectively.  Borrowings under the credit agreement have been classified as current liabilities based upon the accounting rules and certain provisions in the agreement.

At September 30, 2017, the weighted average interest rate on our credit agreement was 2.5%, which consisted of $73 million in direct borrowings.  At December 31, 2016, the weighted average interest rate on our credit agreement was 2.3%, which consisted of $45 million in direct borrowings at 2% and an alternative base rate loan of $9.8 million at 4%.  During the nine months ended September 30, 2017, our average daily alternative base rate loan balance was $4.6 million, compared to a balance of $2.9 million for the nine months ended September 30, 2016, and a balance of $2.6 million for the year ended December 31, 2016.

At any time that our borrowing availability is less than the greater of either (a) $25 million, or 10% of the commitments if fixed assets are not included in the borrowing base, or (b) $31.25 million, or 12.5% of the commitments if fixed assets are included in the borrowing base, the terms of the credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain a fixed charge coverage ratio of 1:1 at the end of each fiscal quarter (rolling four quarters).  As of September 30, 2017, we were not subject to these covenants.  The credit agreement permits us to pay cash dividends of $20 million and make stock repurchases of $20 million in any fiscal year subject to a minimum availability of $25 million.  Provided specific conditions are met, the credit agreement also permits acquisitions, permissible debt financing, capital expenditures, and cash dividend payments and stock repurchases of greater than $20 million.

Deferred Financing Costs

We had deferred financing costs of $1 million and $1.3 million as of September 30, 2017 and December 31, 2016, respectively.  Deferred financing costs are related to our revolving credit facility.  Deferred financing costs as of September 30, 2017 are being amortized in the amounts of $0.1 million for the remainder of 2017, $0.3 million in 2018, $0.3 million in 2019 and $0.3 million in 2020.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 9.	Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income by Component (in thousands)

	Three Months Ended September 30, 2017
	Foreign Currency Translation Adjustments	Unrecognized Postretirement Benefit Costs (Credit)	Total
Balance at June 30, 2017	$(5,796)	$309	$(5,487)
Other comprehensive income before reclassifications	1,595	—	1,595
Amounts reclassified from accumulated other comprehensive income	—	(99)	(99)
Other comprehensive income, net	1,595	(99)	1,496
Balance at September 30, 2017	$(4,201)	$210	$(3,991)

	Nine Months Ended September 30, 2017
	Foreign Currency Translation Adjustments	Unrecognized Postretirement Benefit Costs (Credit)	Total
Balance at December 31, 2016	$(11,252)	$224	$(11,028)
Other comprehensive income before reclassifications	7,051	283	7,334
Amounts reclassified from accumulated other comprehensive income	—	(297)	(297)
Other comprehensive income, net	7,051	(14)	7,037
Balance at September 30, 2017	$(4,201)	$210	$(3,991)

Reclassifications Out of Accumulated Other Comprehensive Income (in thousands)

Details About Accumulated Other Comprehensive Income Components	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Amortization of postretirement benefit plans:
Prior service benefit (1)	$—	$—
Unrecognized (gain) loss (1)	(165)	(496)
Total before income tax	(165)	(496)
Income tax expense	66	199
Total reclassifications for the period	$(99)	$(297)

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

Our restricted and performance-based share activity was as follows for the nine months ended September 30, 2017:

	Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2016	822,848	$30.46
Granted	8,450	42.83
Vested	(36,577)	24.16
Forfeited	(5,925)	36.41
Balance at September 30, 2017	788,796	$30.84

We recorded compensation expense related to restricted shares and performance-based shares of $5.1 million ($3.2 million, net of tax) and $3.7 million ($2.3 million, net of tax) for the nine months ended September 30, 2017 and 2016, respectively. The unamortized compensation expense related to our restricted and performance-based shares was $11.1 million at September 30, 2017, and is expected to be recognized as they vest over a weighted average period of 4.9 years and 0.6 years for employees and directors, respectively.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The components of net periodic benefit cost for our postretirement benefit plans for the three months and nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Postretirement benefits	2017	2016	2017	2016
Service cost	$—	$—	$—	$—
Interest cost	2	4	6	10
Amortization of prior service cost	—	(14)	—	(41)
Actuarial net loss	(165)	194	(496)	584
Net periodic benefit cost (credit)	$(163)	$184	$(490)	$553

We maintain a defined contribution Supplemental Executive Retirement Plan for key employees.  Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees.  In March 2017, we made company contributions to the plan of $0.3 million related to calendar year 2016.

We also have an Employee Stock Ownership Plan and Trust for employees who are not covered by a collective bargaining agreement.  In connection therewith, we maintain an employee benefits trust to which we contribute shares of treasury stock.  We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under the plan. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released.  The trustees will vote the shares in accordance with their fiduciary duties.  During the nine months ended September 30, 2017, we contributed to the trust an additional 43,300 shares from our treasury and released 43,300 shares from the trust leaving 200 shares remaining in the trust as of September 30, 2017.

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

The following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and dilutive net earnings per common share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic Net Earnings Per Common Share:
Earnings from continuing operations	$17,108	$21,055	$51,736	$53,573
Loss from discontinued operations	(3,983)	(425)	(5,113)	(1,495)
Net earnings available to common stockholders	$13,125	$20,630	$46,623	$52,078

Weighted average common shares outstanding	22,660	22,716	22,775	22,688

Earnings from continuing operations per common share	$0.75	$0.93	$2.27	$2.36
Loss from discontinued operations per common share	(0.17)	(0.02)	(0.22)	(0.06)
Basic net earnings per common share	$0.58	$0.91	$2.05	$2.30

Diluted Net Earnings Per Common Share:
Earnings from continuing operations	$17,108	$21,055	$51,736	$53,573
Loss from discontinued operations	(3,983)	(425)	(5,113)	(1,495)
Net earnings available to common stockholders	$13,125	$20,630	$46,623	$52,078

Weighted average common shares outstanding	22,660	22,716	22,775	22,688
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock and performance-based stock	515	382	512	357
Weighted average common shares outstanding – Diluted	23,175	23,098	23,287	23,045

Earnings from continuing operations per common share	$0.74	$0.91	$2.22	$2.32
Loss from discontinued operations per common share	(0.17)	(0.02)	(0.22)	(0.06)
Diluted net earnings per common share	$0.57	$0.89	$2.00	$2.26

The shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Restricted and performance-based shares	218	297	232	326

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 14.	Industry Segments

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

The following tables show our segment net sales, intersegment revenue and operating income by our operating segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Segment Net Sales (a)
Engine Management	$196,776	$200,782	$631,439	$580,311
Temperature Control	81,160	96,819	238,841	241,088
All Other	3,122	3,194	5,885	7,284
Consolidated	$281,058	$300,795	$876,165	$828,683

Intersegment Net Sales
Engine Management	$6,207	$5,189	$19,350	$15,878
Temperature Control	1,952	2,354	6,076	6,069
All Other	(8,159)	(7,543)	(25,426)	(21,947)
Consolidated	$—	$—	$—	$—

Product Line Net Sales (a)
Engine Management
Ignition, Emission and Fuel System Parts	$155,544	$157,108	$498,802	$477,242
Wire and Cable	41,232	43,674	132,637	103,069
Total Engine Management	196,776	200,782	631,439	580,311

Temperature Control
Compressors	44,733	53,941	132,278	130,941
Other Climate Control Parts	36,427	42,878	106,563	110,147
Total Temperature Control	81,160	96,819	238,841	241,088

All Other	3,122	3,194	5,885	7,284

Total	$281,058	$300,795	$876,165	$828,683

Operating Income
Engine Management	$22,729	$29,745	$76,503	$84,497
Temperature Control	7,714	9,283	19,943	17,097
All Other	(3,524)	(5,454)	(14,339)	(16,157)
Consolidated	$26,919	$33,574	$82,107	$85,437

(a)	Segment and product line net sales include intersegment sales in our Engine Management and Temperature Control segments.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 15.	Commitments and Contingencies

Asbestos

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001 and the amounts paid for indemnity and defense thereof.  At September 30, 2017, approximately 1,500 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through September 30, 2017, the amounts paid for settled claims are approximately $23.5 million.

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

The most recent actuarial study was performed as of August 31, 2017.  The updated study has estimated an undiscounted liability for settlement payments, excluding legal costs and any potential recovery from insurance carriers, ranging from $35.2 million to $54 million for the period through 2060.  The change from the prior year study was a $4.2 million increase for the low end of the range and a $6.3 million increase for the high end of the range.  The increase in the estimated undiscounted liability from the prior year study at both the low end and high end of the range reflects our actual experience over the prior twelve months, our historical data and certain assumptions with respect to events that may occur in the future.  Based on the information contained in the actuarial study and all other available information considered by us, we have concluded that no amount within the range of settlement payments was more likely than any other and, therefore, in assessing our asbestos liability we compare the low end of the range to our recorded liability to determine if an adjustment is required.  Based upon the results of the August 31, 2017 actuarial study, in September 2017 we increased our asbestos liability to $35.2 million, the low end of the range, and recorded an incremental pre-tax provision of $6 million in earnings (loss) from discontinued operations in the accompanying statement of operations.  Future legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operations in the accompanying statement of operations, are estimated, according to the updated study, to range from $44.3 million to $79.6 million for the period through 2060.

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

Warranties

We generally warrant our products against certain manufacturing and other defects.  These product warranties are provided for specific periods of time of the product depending on the nature of the product.  As of September 30, 2017 and 2016, we have accrued $24.8 million and $28.5 million, respectively, for estimated product warranty claims included in accrued customer returns.  The accrued product warranty costs are based primarily on historical experience of actual warranty claims.

The following table provides the changes in our product warranties (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance, beginning of period	$24,528	$26,946	$24,072	$23,395
Liabilities accrued for current year sales	25,023	30,479	76,446	78,478
Settlements of warranty claims	(24,713)	(28,921)	(75,680)	(73,369)
Balance, end of period	$24,838	$28,504	$24,838	$28,504

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Seasonality.  Historically, our operating results have fluctuated by quarter, with the greatest sales occurring in the second and third quarters of the year and revenues generally being recognized at the time of shipment. It is in these quarters that demand for our products is typically the highest, specifically in the Temperature Control Segment of our business.  In addition to this seasonality, the demand for our Temperature Control products during the second and third quarters of the year may vary significantly with the summer weather and customer inventories.  For example, a cool summer, as we experienced in 2017, may lessen the demand for our Temperature Control products, while a warm summer, as we experienced in 2016, may increase such demand.  As a result of this seasonality and variability in demand of our Temperature Control products, our working capital requirements typically peak near the end of the second quarter, as the inventory build‑up of air conditioning products is converted to sales and payments on the receivables associated with such sales have yet to be received. During this period, our working capital requirements are typically funded by borrowing from our revolving credit facility.

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

Index
Interim Results of Operations:

Comparison of the Three Months Ended September 30, 2017 to the Three Months Ended September 30, 2016

Sales.  Consolidated net sales for the three months ended September 30, 2017 were $281.1 million, a decrease of $19.7 million, or 6.5%, compared to $300.8 million in the same period of 2016.  Consolidated net sales decreased due to the lower results achieved by both our Engine Management and Temperature Control Segments.

The following table summarizes consolidated net sales by segment and by major product group within each segment for the three months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,
	2017	2016
Engine Management:
Ignition, Emission and Fuel System Parts	$155,544	$157,108
Wire and Cable	41,232	43,674
Total Engine Management	196,776	200,782

Temperature Control:
Compressors	44,733	53,941
Other Climate Control Parts	36,427	42,878
Total Temperature Control	81,160	96,819

All Other	3,122	3,194

Total	$281,058	$300,795

Engine Management’s net sales decreased $4 million, or 2%, to $196.8 million for the three months ended September 30, 2017.  Net sales in the ignition, emissions and fuel systems parts product group for the three months ended September 30, 2017 were $155.5 million, a decrease of $1.6 million, or 1%, compared to $157.1 million in the same period of 2016.  Net sales in the wire and cable product group for the three months ended September 30, 2017 were $41.2 million, a decrease of $2.5 million, or 5.7%, compared to $43.7 million in the three months ended September 30, 2016.

Temperature Control’s net sales decreased $15.7 million, or 16.2%, to $81.2 million for the three months ended September 30, 2017.  Net sales in the compressors product group for the three months ended September 30, 2017 were $44.7 million, a decrease of $9.2 million, or 17%, compared to $53.9 million in the same period of 2016.  Net sales in the other climate control parts product group for the three months ended September 30, 2017 were $36.4 million, a decrease of $6.5 million, or 15%, compared to $42.9 million in the three months ended September 30, 2016.  Demand for our Temperature Control products decreased in the third quarter of 2017, as 2017 was a cool summer following a very warm 2016 and our customers focused on reducing their Temperature Control product inventories.  We anticipate a potential further decline in customer purchases in the fourth quarter of 2017, as our customers continue to adjust their inventories with anticipated demand.

Gross Margins.  Gross margins, as a percentage of consolidated net sales, decreased to 29.4% in the third quarter of 2017, compared to 31.8% in the third quarter of 2016.  The following table summarizes gross margins by segment for the three months ended September 30, 2017 and 2016, respectively (in thousands):

Index
Three Months Ended September 30,	Engine Management	Temperature Control	Other	Total
2017
Net sales (a)	$196,776	$81,160	$3,122	$281,058
Gross margins	57,808	21,721	3,006	82,535
Gross margin percentage	29.4%	26.8%	—	29.4%

2016
Net sales (a)	$200,782	$96,819	$3,194	$300,795
Gross margins	66,849	25,773	3,022	95,644
Gross margin percentage	33.3%	26.6%	—	31.8%

(a)	Segment net sales include intersegment sales in our Engine Management and Temperature Control segments.

Compared to the third quarter of 2016, gross margins at Engine Management decreased 3.9 percentage points from 33.3% to 29.4%, while gross margins at Temperature Control were essentially flat year-over-year.  The gross margin percentage decrease in Engine Management compared to the prior year reflects inefficiencies and redundant costs incurred during our various planned production moves.  The year-over-year gross margin benefit in Temperature Control resulting from the transfer of production manufacturing to our lower cost Reynosa, Mexico facility was partially offset by lower production volumes.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) decreased to $54.8 million, or 19.5% of consolidated net sales, in the third quarter of 2017, as compared to $61.3 million, or 20.4% of consolidated net sales, in the third quarter of 2016.  The $6.5 million decrease in SG&A expenses as compared to the third quarter of 2016 is principally due to lower selling, marketing and distribution expenses, all of which are associated with lower sales volumes, benefits from the General Cable integration, and lower incentive compensation expenses.

Restructuring and Integration Expenses.  Restructuring and integration expenses for both the third quarter of 2017 and 2016 were $1.1 million.  Restructuring and integration expenses relate to expenses incurred in connection with the plant rationalization program that commenced in February 2016, the wire and cable relocation program announced in October 2016, and the Orlando plant rationalization program that commenced in January 2017.

Other Income, net. Other income, net was $0.3 million in both the third quarter of 2017 and 2016.  During 2017 and 2016, we recognized $0.3 million of deferred gain related to the sale-leaseback of our Long Island City, New York facility.

Operating Income.  Operating income decreased to $26.9 million in the third quarter of 2017, compared to $33.6 million in the third quarter of 2016.  The year-over year decrease in operating income of $6.7 million is the result of the impact of lower consolidated net sales, and lower gross margins as a percentage of consolidated net sales, which more than offset the impact of lower SG&A expenses.

Other Non-Operating Income, Net.  Other non-operating income, net was $0.3 million in the third quarter of 2017, compared to $0.2 million in the third quarter of 2016.  The favorable year-over-year impact of changes in foreign currency exchange rates more than offset the decrease in equity income from our joint ventures.

Interest Expense.  Interest expense increased slightly to $0.6 million in the third quarter of 2017, compared to $0.5 million in the third quarter of 2016.  The year-over-year increase in interest expense reflects the impact of higher year-over-year average interest rates on our revolving credit facility, which more than offset the impact of slightly lower average outstanding balances.

Index
Income Tax Provision.  The income tax provision in the third quarter of 2017 was $9.5 million at an effective tax rate of 35.8% compared to $12.2 million at an effective tax rate of 36.7% for the same period in 2016.  The slightly lower year-over-year effective tax rate is primarily the result of slightly higher year-over-year tax credits and production deductions finalized in the third quarter of 2017 and 2016.

Loss from Discontinued Operations.  Loss from discontinued operations, net of income tax, reflects information contained in the most recent actuarial studies performed as of  August 31, 2017 and 2016, other information available and considered by us, and legal expenses associated with our asbestos-related liability.  During the third quarter of 2017 and 2016, we recorded a loss of $4 million and $0.4 million from discontinued operations, respectively.  The loss from discontinued operations for the third quarter of 2017 includes a $6 million pre-tax provision reflecting the impact of the results of the August 2017 actuarial study.  No adjustment was made in the third quarter of 2016 to our asbestos liability as the difference between the low end of the range in the August 2016 actuarial study and our recorded liability was not material.  As discussed more fully in Note 15 in the notes to our consolidated financial statements (unaudited), we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Comparison of the Nine Months Ended September 30, 2017 to the Nine Months Ended September 30, 2016

Sales.  Consolidated net sales for the nine months ended September 30, 2017 were $876.2 million, an increase of $47.5 million, or 5.7%, compared to $828.7 million in the same period of 2016.  Consolidated net sales increased due to the higher results achieved by our Engine Management Segment.

The following table summarizes consolidated net sales by segment and by major product group within each segment for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine months ended September 30,
	2017	2016
Engine Management:
Ignition, Emission and Fuel System Parts	$498,802	$477,242
Wire and Cable	132,637	103,069
Total Engine Management	631,439	580,311

Temperature Control:
Compressors	132,278	130,941
Other Climate Control Parts	106,563	110,147
Total Temperature Control	238,841	241,088

All Other	5,885	7,284

Total	$876,165	$828,683

Engine Management’s net sales increased $51.1 million, or 8.8%, to $631.4 million for the first nine months of 2017.  Net sales in the ignition, emissions and fuel systems parts product group for the nine months ended September 30, 2017 were $498.8 million, an increase of $21.6 million, or 4.5%, compared to $477.2 million in the same period of 2016.  Net sales in the wire and cable product group for the nine months ended September 30, 2017 were $132.6 million, an increase of $29.5 million, or 28.6%, compared to $103.1 million in the first nine months of 2016.  In May 2016, we acquired the North American automotive ignition wire business of General Cable Corporation.  Incremental net sales from the acquisition of $38.4 million were included in net sales of the wire and cable product group for the nine months ended September 30, 2017.  Excluding the incremental sales from the acquisition, net sales in the wire and cable product group declined $8.8 million, or 8.6%, and Engine Management net sales increased $12.7 million, or 2.2%, compared to the first nine months of 2016, in line with our expectations of low single digit organic growth.

Index
Temperature Control’s net sales decreased $2.2 million, or 0.9%, to $238.8 million for the first nine months of 2017.  Net sales in the compressors product group for the nine months ended September 30, 2017 were $132.3 million, an increase of $1.4 million, or 1%, compared to $130.9 million in the same period of 2016.  Net sales in the other climate control parts product group for the nine months ended September 30, 2017 were $106.6 million, a decrease of $3.5 million, or 3.2%, compared to $110.1 million in the first nine months of 2016.  Temperature Control’s decrease in net sales for the first nine months of 2017 of 0.9% reflects the impact of a cool 2017 summer following a very warm 2016, and is slightly better than our customers’ reported year-to-date net sales decrease of 5%.  We anticipate a potential further decline in customer purchases in the fourth quarter of 2017, as our customers continue to adjust their inventories with anticipated demand.

Gross Margins.  Gross margins, as a percentage of consolidated net sales, decreased to 29.4% in the first nine months of 2017, compared to 30.9% during the same period in 2016.  The following table summarizes gross margins by segment for the nine months ended September 30, 2017 and 2016 (in thousands):

Nine Months Ended September 30,	Engine Management	Temperature Control	Other	Total
2017
Net sales (a)	$631,439	$238,841	$5,885	$876,165
Gross margins	187,531	62,539	7,241	257,311
Gross margin percentage	29.7%	26.2%	—	29.4%

2016
Net sales (a)	$580,311	$241,088	$7,284	$828,683
Gross margins	187,956	60,447	7,313	255,716
Gross margin percentage	32.4%	25.1%	—	30.9%

(a)	Segment net sales include intersegment sales in our Engine Management and Temperature Control segments.

Compared to the first nine months of 2016, gross margins at Engine Management decreased 2.7 percentage points from 32.4% to 29.7%, and gross margins at Temperature Control increased 1.1 percentage points from 25.1% to 26.2%.  The gross margin percentage decrease in Engine Management compared to the prior year reflects inefficiencies and redundant costs incurred during our various planned production moves.  The gross margin percentage increase in Temperature Control compared to the prior year resulted primarily from transferring production manufacturing to our lower cost Reynosa, Mexico facility.

Selling, General and Administrative Expenses.  SG&A expenses increased to $172.2 million, or 19.7% of consolidated net sales, in the nine months ended September 30, 2017, as compared to $169 million, or 20.4% of consolidated net sales, in the same period of 2016.  The $3.2 million increase in SG&A expenses as compared to the first nine months of 2016 is principally due to (1) higher distribution expenses and higher costs incurred in our accounts receivable factoring program, both of which are associated with increased sales volumes; and (2) incremental expenses from our acquisition of the North American automotive ignition wire business of General Cable Corporation, including amortization of intangible assets acquired.

Restructuring and Integration Expenses.  Restructuring and integration expenses for the nine months ended September 30, 2017 were $3.9 million compared to restructuring and integration expenses of $2.1 million in the same period of 2016.  The $1.8 million year-over-year increase in restructuring and integration expenses reflects the impact of the plant rationalization program that commenced in February 2016, the wire and cable relocation program announced in October 2016, and the Orlando plant rationalization program that commenced in January 2017.

Index
Other Income, Net. Other income, net was $0.9 million in both the nine months ended September 30, 2017 and 2016.  During 2017 and 2016, we recognized $0.8 million of deferred gain related to the sale-leaseback of our Long Island City, New York facility.

Operating Income.  Operating income was $82.1 million in the first nine months of 2017, compared to $85.4 million for the same period in 2016. The year-over-year decrease in operating income of $3.3 million is the result of lower gross margins as a percentage of consolidated net sales, higher SG&A expenses and higher restructuring and integration expenses, which more than offset the impact of higher consolidated net sales.

Other Non-Operating Income, Net.  Other non-operating income, net was $1.9 million in the first nine months of 2017, compared to other non-operating income, net of $0.8 million in the first nine months of 2016.  The year-over-year improvement in other non-operating income, net resulted primarily from the favorable impact of changes in foreign currency exchange rates and the increase in equity income from our joint ventures.

Interest Expense.  Interest expense increased to $1.8 million in the first nine months of 2017, compared to $1.2 million for the same period in 2016.  The year-over-year increase reflects the impact of higher year-over-year average interest rates on our revolving credit facility, and slightly higher average outstanding borrowings during the first nine months of 2017 when compared to the same period in 2016.  The year-over-year increase in our average outstanding borrowings resulted primarily from the impact of our May 2016 acquisition of the North American automotive ignition wire business of General Cable Corporation for approximately $67.5 million which was funded by our revolving credit facility.

Income Tax Provision.  The income tax provision for the nine months ended September 30, 2017 was $30.5 million at an effective tax rate of 37.1%, compared to $31.5 million at an effective tax rate of 37% for the same period in 2016.  The effective tax rate for the nine months of 2017 was essentially flat when compared to the effective tax rate for the same period in 2016.

Loss from Discontinued Operations.  Loss from discontinued operations, net of income tax, reflects information contained in the most recent actuarial studies performed as of August 31, 2017 and 2016, other information available and considered by us, and legal expenses associated with our asbestos-related liability.  During the nine months ended September 30, 2017 and 2016, we recorded a loss of $5.1 million and $1.5 million from discontinued operations, respectively.  The loss from discontinued operations for the first nine months of 2017 includes a $6 million pre-tax provision reflecting the impact of the results of the August 2017 actuarial study.  No adjustment was made in the first nine months of 2016 to our asbestos liability as the difference between the low end of the range in the August 2016 actuarial study and our recorded liability was not material.  As discussed more fully in Note 15 in the notes to our consolidated financial statements (unaudited), we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Restructuring and Integration Programs

Plant Rationalization Program

In February 2016, in connection with our ongoing efforts to improve operating efficiencies and reduce costs, we finalized our intention to implement a plant rationalization initiative.  As part of the plant rationalization, certain production activities will be relocated from our Grapevine, Texas manufacturing facility to facilities in Greenville, South Carolina and Reynosa, Mexico, certain service functions will be relocated from Grapevine, Texas to our administrative offices in Lewisville, Texas, and our Grapevine, Texas facility will be closed.  As of September 30, 2017, a substantial amount of our Grapevine, Texas production activities have been relocated to facilities in Greenville, South Carolina and Reynosa, Mexico.  In addition, as part of the program, certain production activities were relocated from our Greenville, South Carolina manufacturing facility to our manufacturing facility in Bialystok, Poland.  The following table summarizes the Plant Rationalization Program’s current forecast estimate through the end of the program, and the amounts incurred through September 30, 2017:

Index
	Forecast	Amounts Incurred Through September 30, 2017
	(In thousands)
Restructuring and integration expense	$5,700	$5,214
Capital expenditures	4,000	3,800
Temporary incremental operating expense	3,100	2,922
Total	$12,800	$11,936

Temporary incremental operating expense consists of labor and overhead inefficiencies during the program resulting from running duplicate facilities.

Wire and Cable Relocation

In connection with our acquisition of the North American automotive ignition wire business of General Cable Corporation in May 2016, we incurred certain integration expenses, including costs incurred in connection with the consolidation of the General Cable Corporation Altoona, Pennsylvania wire distribution center into our existing wire distribution center in Edwardsville, Kansas and the relocation of certain machinery and equipment.  In October 2016, we further announced our plan to relocate all production from the acquired Nogales, Mexico wire set assembly operation to our existing wire assembly facility in Reynosa, Mexico and to close the Nogales, Mexico plant.  The following table summarizes the Wire and Cable Relocation Program’s current forecast estimate through the end of the program, and the amounts incurred through September 30, 2017:

	Forecast	Amounts Incurred Through September 30, 2017
	(In thousands)
Restructuring and integration expense	$2,900	$1,490
Capital expenditures	1,100	582
Temporary incremental operating expense	5,900	3,389
Total	$9,900	$5,461

Temporary incremental operating expense consists of labor and overhead inefficiencies during the program resulting from running duplicate facilities.

Orlando Plant Rationalization Program

In January 2017, to further our ongoing efforts to improve operating efficiencies and reduce costs, we finalized our intention to implement a plant rationalization initiative at our Orlando, Florida facility.  As part of the plant rationalization, we will relocate production activities from our Orlando, Florida manufacturing facility to Independence, Kansas, and close our Orlando, Florida facility.  In addition, certain production activities will be relocated from our Independence, Kansas manufacturing facility to our manufacturing facility in Reynosa, Mexico.  The following table summarizes the Orlando Plant Rationalization Program’s current forecast estimate through the end of the program, and the amounts incurred through September 30, 2017:

Index
	Forecast	Amounts Incurred Through September 30, 2017
	(In thousands)
Restructuring and integration expense	$2,600	$1,127
Capital expenditures	700	353
Temporary incremental operating expense	300	137
Total	$3,600	$1,617

Temporary incremental operating expense consists of labor and overhead inefficiencies during the program resulting from running duplicate facilities.

For a detailed discussion on the restructuring and integration costs, see Note 4, “Restructuring and Integration Expenses,” of the notes to our consolidated financial statements (unaudited).

Liquidity and Capital Resources

Operating Activities. During the first nine months of 2017, cash provided by operating activities was $36.8 million compared to $83 million in the same period of 2016.  The year-over-year decrease in operating cash flow is primarily the result of lower net earnings, the larger year-over-year increase in inventories, the year-over-year increase in prepaid expenses and other current assets compared to the year-over-year decrease in prepaid expenses and other current assets in the same period of 2016, the smaller year-over-year increase in sundry payables and accrued expenses, and the smaller year-over-year increase in accounts payable offset, in part, by the smaller year-over-year increase in accounts receivable.

Net earnings during the first nine months of 2017 were $46.6 million compared to $52.1 million in the first nine months of 2016.  During the first nine months of 2017, (1) the increase in receivables was $27.8 million compared to the year-over-year increase in receivables of $35.2 million in 2016; (2) the increase in inventories was $18.7 million compared to the year-over-year increase in inventories of $7.4 million in 2016; (3) the increase in sundry payables and accrued expenses was $8.7 million compared to the year-over-year increase in sundry payables and accrued expenses of $31 million in 2016; (4) the increase in accounts payable was $0.1 million compared to the year-over-year increase in accounts payable of $9.9 million in 2016, and (5) the increase in prepaid expenses and other current assets was $4.8 million compared to the year-over-year decrease in prepaid expenses and other current assets of $5.4 million in 2016.  The higher year-over-year increase in inventories is the result of “safety stock” built in connection with our restructuring and integration programs.  We continue to actively manage our working capital to maximize our operating cash flow.

Investing Activities.  Cash used in investing activities was $17.7 million in the first nine months of 2017, compared to $82.3 million in the same period of 2016.  Investing activities during the first nine months of 2017 consisted of capital expenditures of $17.7 million.  Investing activities during the first nine months of 2016 consisted of (1) our acquisition of certain assets and the assumption of certain liabilities of General Cable Corporation’s automotive ignition wire business in North America as well as 100% of the equity interests of a General Cable subsidiary in Nogales, Mexico for $67.3 million, net of cash acquired and (2) capital expenditures of $15.2 million.

Financing Activities.  Cash used in financing activities was $14.2 million in the first nine months of 2017, compared to cash provided by financing activities of $11.5 million in the same period of 2016.  During the first nine months of 2017, borrowings under our revolving credit facility of $18.2 million, along with cash provided by operating activities were used to purchase shares of our common stock, pay dividends and fund our capital expenditures.  During the first nine months of 2016, borrowings under our revolving credit facility of $22.6 million, along with cash provided by operating activities, were used to fund the acquisition of the North American automotive ignition business of General Cable Corporation, purchase shares of our common stock, pay dividends and fund capital expenditures.  During the first nine months of 2017, we made cash payments for the repurchase of our common stock of $20 million as compared to $0.4 million in 2016.   Dividends of $13 million were paid in the first nine months of 2017 as compared to $11.6 million in the comparable period last year.  In January 2017, our Board of Directors voted to increase our quarterly dividend from $0.17 per share in 2016 to $0.19 per share in 2017.

Index
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

Borrowings under the credit agreement are secured by substantially all of our assets, including accounts receivable, inventory and certain fixed assets, and those of certain of our subsidiaries.  Availability under the credit agreement is based on a formula of eligible accounts receivable, eligible inventory, eligible equipment and eligible fixed assets.  After taking into account outstanding borrowings under the credit agreement, there was an additional $170.2 million available for us to borrow pursuant to the formula at September 30, 2017.  Outstanding borrowings under the credit agreement, which are classified as current liabilities, were $73 million and $54.8 million at September 30, 2017 and December 31, 2016, respectively.  Borrowings under the credit agreement have been classified as current liabilities based upon the accounting rules and certain provisions in the agreement.

At September 30, 2017, the weighted average interest rate on our credit agreement was 2.5%, which consisted of $73 million in direct borrowings.  At December 31, 2016, the weighted average interest rate on our credit agreement was 2.3%, which consisted of $45 million in direct borrowings at 2% and an alternative base rate loan of $9.8 million at 4%.  During the nine months ended September 30, 2017, our average daily alternative base rate loan balance was $4.6 million, compared to a balance of $2.9 million for the nine months ended September 30, 2016, a balance of $2.6 million for the year ended December 31, 2016.

At any time that our borrowing availability is less than the greater of either (a) $25 million, or 10% of the commitments if fixed assets are not included in the borrowing base, or (b) $31.25 million, or 12.5% of the commitments if fixed assets are included in the borrowing base, the terms of the credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain a fixed charge coverage ratio of 1:1 at the end of each fiscal quarter (rolling four quarters).  As of September 30, 2017, we were not subject to these covenants.  The credit agreement permits us to pay cash dividends of $20 million and make stock repurchases of $20 million in any fiscal year subject to a minimum availability of $25 million.  Provided specific conditions are met, the credit agreement also permits acquisitions, permissible debt financing, capital expenditures, and cash dividend payments and stock repurchases of greater than $20 million.

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

Pursuant to these agreements, we sold $210.6 million and $614.6 million of receivables during the three months and nine months ended September 30, 2017, respectively, and $229.2 million and $596.8 million for the comparable periods in 2016.  A charge in the amount of $6 million and $17.6 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months and nine months ended September 30, 2017, respectively, and $6 million and $14.9 million for the comparable periods in 2016.  If we do not enter into these arrangements or if any of the financial institutions with which we enter into these arrangements were to experience financial difficulties or otherwise terminate these arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures to collect future trade accounts receivable.

Index
In February 2017, our Board of Directors authorized the purchase of up to $20 million of our common stock under a stock repurchase program.  Stock will be purchased from time to time, in the open market or through private transactions, as market conditions warrant.  Under this program, during the nine months ended September 30, 2017, we repurchased 431,941 shares of our common stock at a total cost of $20 million, thereby completing the 2017 Board of Directors authorization.

In February 2016, in connection with our ongoing efforts to improve operating efficiencies and reduce costs, we finalized our intention to implement a plant rationalization initiative.  As part of the plant rationalization, certain production activities will be relocated from our Grapevine, Texas manufacturing facility to facilities in Greenville, South Carolina and Reynosa, Mexico, certain service functions will be relocated from Grapevine, Texas to our administrative offices in Lewisville, Texas, and our Grapevine, Texas facility will be closed.  As of September 30, 2017, a substantial amount of our Grapevine, Texas production activities have been relocated to facilities in Greenville, South Carolina and Reynosa, Mexico.  In addition, as part of the program, certain production activities were relocated from our Greenville, South Carolina manufacturing facility to our manufacturing facility in Bialystok, Poland.  One-time plant rationalization costs of approximately $12.8 million are expected to be incurred, consisting of restructuring and integration expenses of approximately $5.7 million related to employee severance and relocation of certain machinery and equipment; capital expenditures of approximately $4 million; and temporary incremental operating expenses of approximately $3.1 million, which consists of labor and overhead inefficiencies during the program resulting from running duplicate facilities.  Substantially all of the one-time plant rationalization costs are expected to result in future cash expenditures and will be recognized throughout the program.  As of September 30, 2017, cash expenditures of approximately $10 million have been made related to the program.  We anticipate that the plant rationalization will be completed by the end of 2017.

In connection with our acquisition of the North American automotive ignition wire business of General Cable Corporation in May 2016, we incurred certain integration expenses, including costs incurred in connection with the consolidation of the General Cable Corporation Altoona, Pennsylvania wire distribution center into our existing wire distribution center in Edwardsville, Kansas and the relocation of certain machinery and equipment.  In October 2016, we further announced our plan to relocate all production from the acquired Nogales, Mexico wire set assembly operation to our existing wire assembly facility in Reynosa, Mexico and to close the Nogales, Mexico plant.  One-time plant rationalization costs related to the program of approximately $9.9 million are expected to be incurred, consisting of restructuring and integration expenses of approximately $2.9 million related to employee severance and relocation of certain machinery and equipment; capital expenditures of approximately $1.1 million; and temporary incremental operating expenses of approximately $5.9 million, which consists of labor and overhead inefficiencies during the program resulting from running duplicate facilities.  Substantially all of the one-time rationalization costs are expected to result in future cash expenditures and will be recognized throughout the program.  As of September 30, 2017, cash expenditures of approximately $4.9 million have been made related to the program.  We anticipate that the wire and cable relocation program will be completed by the end of the first quarter of 2018.

In January 2017, to further our ongoing efforts to improve operating efficiencies and reduce costs, we finalized our intention to implement a plant rationalization initiative at our Orlando, Florida facility.  As part of the plant rationalization, we plan to relocate production activities from our Orlando, Florida manufacturing facility to Independence, Kansas, and close our Orlando, Florida facility.  In addition, certain production activities will be relocated from our Independence, Kansas manufacturing facility to our manufacturing facility in Reynosa, Mexico.  One-time plant rationalization costs related to the program of approximately $3.6 million are expected to be incurred, consisting of restructuring and integration expenses of approximately $2.6 million related to employee severance and relocation of certain machinery and equipment; capital expenditures of approximately $0.7 million; and temporary incremental operating expenses of approximately $0.3 million, which consists of labor and overhead inefficiencies during the program resulting from running duplicate facilities.  Substantially all of the one-time rationalization costs are expected to result in future cash expenditures and will be recognized throughout the program.  As of September 30, 2017, cash expenditures of approximately $0.8 million have been made related to the program.  We anticipate that the Orlando plant rationalization program will be completed by the end of the second quarter of 2018.

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

The following table summarizes our contractual commitments as of September 30, 2017 and expiration dates of commitments through 2026 (a) (b):

(In thousands)	2017	2018	2019	2020	2021	2022- 2026	Total
Lease obligations	$2,224	$8,650	$6,944	$5,864	$5,677	$8,653	$38,012
Postretirement benefits	310	56	51	46	41	133	637
Severance payments related to restructuring and integration	530	2,367	315	182	7	—	3,401
Total commitments	$3,064	$11,073	$7,310	$6,092	$5,725	$8,786	$42,050

(a)
Indebtedness under our revolving credit facilities is not included in the table above as it is reported as a current liability in our consolidated balance sheets.  As of September 30, 2017, amounts outstanding under our revolving credit facilities were $73 million.

(b)
We anticipate total aggregate future severance payments of approximately $3.7 million related to the plant rationalization program, the wire and cable relocation program and the Orlando plant rationalization program.  Amounts accrued at September 30, 2017 approximate $3.4 million, with the balance of $0.3 million to be accrued over the remaining implementation period of the programs.  All programs are expected to be completed by the end of the second quarter of 2018.

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

Sales Returns and Other Allowances and Allowance for Doubtful Accounts.  We must make estimates of potential future product returns related to current period product revenue. We analyze historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances. Significant judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period.  At September 30, 2017, the allowance for sales returns was $45.1 million.

Similarly, we must make estimates of the uncollectability of our accounts receivable. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit‑worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  At September 30, 2017, the allowance for doubtful accounts and for discounts was $5.5 million.

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

The valuation allowance of $0.9 million as of September 30, 2017 is intended to provide for the uncertainty regarding the ultimate realization of our U.S. foreign tax credit carryovers and foreign net operating loss carryovers. The assessment of the adequacy of our valuation allowance is based on our estimates of taxable income in these jurisdictions and the period over which our deferred tax assets will be recoverable.

In the event that actual results differ from these estimates, or we adjust these estimates in future periods for current trends or expected changes in our estimating assumptions, we may need to modify the level of the valuation allowance which could materially impact our business, financial condition and results of operations.

In accordance with generally accepted accounting practices, we recognize in our financial statements only those tax positions that meet the more-likely-than-not-recognition threshold. We establish tax reserves for uncertain tax positions that do not meet this threshold.  As of September 30, 2017, we do not believe there is a need to establish a liability for uncertain tax positions.  Penalties and interest associated with income tax matters are included in the provision for income taxes in our consolidated statement of operations.

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

Index
Asbestos Litigation.  We are responsible for certain future liabilities relating to alleged exposure to asbestos-containing products.  In accordance with our accounting policy, our most recent actuarial study as of August 31, 2017 estimated an undiscounted liability for settlement payments, excluding legal costs and any potential recovery from insurance carriers, ranging from $35.2 million to $54 million for the period through 2060.  Based on the information contained in the actuarial study and all other available information considered by us, we have concluded that no amount within the range of settlement payments was more likely than any other and, therefore, in assessing our asbestos liability we compare the low end of the range to our recorded liability to determine if an adjustment is required.  Based upon the results of the August 31, 2017 actuarial study, in September 2017 we increased our asbestos liability to $35.2 million, the low end of the range, and recorded an incremental pre-tax provision of $6 million in earnings (loss) from discontinued operations in the accompanying statement of operations.  In addition, according to the updated study, future legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operations in the accompanying statement of operations, are estimated to range from $44.3 million to $79.6 million for the period through 2060.  We will continue to perform an annual actuarial analysis during the third quarter of each year for the foreseeable future.  Based on this analysis and all other available information, we will continue to reassess the recorded liability and, if deemed necessary, record an adjustment to the reserve, which will be reflected as a loss or gain from discontinued operations.

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

Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk, primarily related to foreign currency exchange and interest rates. These exposures are actively monitored by management. Our exposure to foreign exchange rate risk is due to certain costs, revenues and borrowings being denominated in currencies other than one of our subsidiary’s functional currency. Similarly, we are exposed to market risk as the result of changes in interest rates, which may affect the cost of our financing. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures. We do not hold or issue derivative financial instruments for trading or speculative purposes.  As of September 30, 2017, we do not have any derivative financial instruments.

Exchange Rate Risk

We have exchange rate exposure, primarily, with respect to the Canadian Dollar, the Euro, the British Pound, the Polish Zloty, the Mexican Peso, the Taiwan Dollar, the Chinese Yuan Renminbi and the Hong Kong Dollar.  As of September 30, 2017 and December 31, 2016, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the incremental effect of such a change on our foreign currency denominated revenues.

Interest Rate Risk

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements.  We invest our excess cash in highly liquid short-term investments.  Substantially all of our debt is variable rate debt as of September 30, 2017 and December 31, 2016.

Index
In addition, from time to time, we sell undivided interests in certain of our receivables to financial institutions.  We enter these agreements at our discretion when we determine that the cost of factoring is less than the cost of servicing our receivables with existing debt.  During the three months and nine months ended September 30, 2017, we sold $210.6 million and $614.6 million of receivables, respectively.  Depending upon the level of sales of receivables pursuant these agreements, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the margin rate may have an approximate $2.1 million and $6.1 million negative impact on our earnings or cash flows during the three months and nine months ended September 30, 2017, respectively.  The charge related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations.

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

During the quarter ended September 30, 2017, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to the Company’s purchases of its common stock for the third quarter of 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (2)

July 1 – 31, 2017	17,689	$51.91	17,689	$13,748,441
August 1 – 31, 2017	226,876	44.93	226,876	3,555,928
September 1–30, 2017	78,085	45.54	78,085	—
Total	322,650	$45.46	322,650	$—

(1)	All shares were purchased through the publicly announced stock repurchase programs in open-market transactions.

(2)
In February 2017, our Board of Directors authorized the purchase of up to $20 million of our common stock under a stock repurchase program.  Stock will be purchased from time to time, in the open market or through private transactions, as market conditions warrant.  Under this program, during the three months and nine months ended September 30, 2017, we repurchased 322,650 shares and 431,941 shares of our common stock, respectively, at a total cost of $14.7 million and $20 million, respectively, thereby completing the 2017 Board of Directors authorization.

Index
ITEM 6.	EXHIBITS

Exhibit Number

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

** In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to the Original Filing shall be deemed to be “furnished” and not “filed.”

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD MOTOR PRODUCTS, INC.
(Registrant)

Date: November 1, 2017	/s/ James J. Burke
James J. Burke
Executive Vice President Finance,
Chief Financial Officer
(Principal Financial and Accounting Officer)