Form 10-K
period 2017-12-31
STANDARD MOTOR PRODUCTS INC
filed 2018-02-22
CIK 93389

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10‑K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
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

The aggregate market value of the voting common stock based on the closing price on the New York Stock Exchange on June 30, 2017 (the last business day of registrant’s most recently completed second fiscal quarter) of $52.22 per share held by non-affiliates of the registrant was $1,064,087,671.  For purposes of the foregoing calculation only, all directors and officers have been deemed to be affiliates, but the registrant disclaims that any of such are affiliates.

As of February 16, 2017, there were 22,477,480 outstanding shares of the registrant’s common stock, par value $2.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report is incorporated herein by reference from the registrant’s definitive proxy statement relating to its annual meeting of stockholders to be held on May 17, 2018.

STANDARD MOTOR PRODUCTS, INC.

Index
PART I

In this Annual Report on Form 10-K, “Standard Motor Products,” “we,” “us,” “our” and the “Company” refer to Standard Motor Products, Inc. and its subsidiaries, unless the context requires otherwise. This Report, including the documents incorporated herein by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements in this Report are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects,” “strategies” and similar expressions. These statements represent our expectations based on current information and assumptions and are inherently subject to risks and uncertainties.  Our actual results could differ materially from those which are anticipated or projected as a result of certain risks and uncertainties, including, but not limited to, changes in business relationships with our major customers and in the timing, size and continuation of our customers’ programs; changes in our receivables factoring arrangements, such as changes in terms, termination of contracts and/or the impact of rising interest rates; the ability of our customers to achieve their projected sales; competitive product and pricing pressures; increases in production or material costs that cannot be recouped in product pricing; the performance of the aftermarket, heavy duty, industrial equipment and original equipment markets; changes in the product mix and distribution channel mix; economic and market conditions; successful integration of acquired businesses; our ability to achieve benefits from our cost savings initiatives; product liability and environmental matters (including, without limitation, those related to asbestos-related contingent liabilities and remediation costs at certain properties); as well as other risks and uncertainties, such as those described under Risk Factors, Quantitative and Qualitative Disclosures About Market Risk and those detailed herein and from time to time in the filings of the Company with the SEC. Forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. In addition, historical information should not be considered as an indicator of future performance.

ITEM 1.	BUSINESS

Overview

We are a leading independent manufacturer and distributor of replacement parts for motor vehicles in the automotive aftermarket industry with a complementary focus on heavy duty, industrial equipment and the original equipment market.  We are organized into two major operating segments, each of which focuses on specific lines of replacement parts.  Our Engine Management Segment manufactures and remanufactures ignition and emission parts, ignition wires, battery cables, fuel system parts and sensors for vehicle systems.  Our Temperature Control Segment manufactures and remanufactures air conditioning compressors, air conditioning and heating parts, engine cooling system parts, power window accessories, and windshield washer system parts.

We sell our products primarily to large retail chains, warehouse distributors, original equipment manufacturers and original equipment service part operations in the United States, Canada, Latin America, and Europe.  Our customers consist of many of the leading auto parts retail chains, such as NAPA Auto Parts (National Automotive Parts Association, Inc.), Advance Auto Parts, Inc./CARQUEST Auto Parts, AutoZone, Inc., O’Reilly Automotive, Inc., Canadian Tire Corporation Limited and The Pep Boys Manny, Moe & Jack, as well as national program distribution groups, such as Auto Value and All Pro/Bumper to Bumper (Aftermarket Auto Parts Alliance, Inc.), Automotive Distribution Network LLC, The National Pronto Association (“Pronto”), Federated Auto Parts Distributors, Inc. (“Federated”), Pronto and Federated’s affiliate, the Automotive Parts Services Group or The Group, Auto Plus and specialty market distributors. We distribute parts under our own brand names, such as Standard®, Blue Streak®, BWD®, Select®, Intermotor®, GP Sorensen®, TechSmart®, Tech Expert®, OEM®, LockSmart®, Four Seasons®, EVERCO®, ACi® and Hayden® and through co-labels and private labels, such as CARQUEST®, Duralast®, Duralast Gold®, Import Direct®, Master Pro®, Omni-Spark®, Ultima Select®, Murray®, NAPA® Echlin®, NAPA Proformer™ Mileage Plus®, NAPA Temp Products™, NAPA® Belden®, Cold Power®, DriveworksTM and ToughOneTM .

Index
Business Strategy

Our goal is to grow revenues and earnings and deliver returns in excess of our cost of capital by being the best-in-class, full-line, full-service supplier of premium products to the engine management and temperature control markets. The key elements of our strategy are as follows:

•
Maintain Our Strong Competitive Position in the Engine Management and Temperature Control Businesses.  We are a leading independent manufacturer and distributor serving North America and other geographic areas in our core businesses of Engine Management and Temperature Control. We believe that our success is attributable to our emphasis on product quality, the breadth and depth of our product lines for both domestic and import vehicles, and our reputation for outstanding value-added services.

To maintain our strong competitive position in our markets, we remain committed to the following:

•	providing our customers with full-line coverage of high quality engine management and temperature control products, supported by the highest level of value-added services;
•	continuing to maximize our production, supply chain and distribution efficiencies;
•	continuing to improve our cost position through increased global sourcing, increased manufacturing at our low-cost plants, and strategic transactions with manufacturers in low-cost regions; and
•	focusing on our engineering development efforts including a focus on bringing more product manufacturing in house.

•
Provide Superior Value-Added Services, Product Availability and Technical Support.  Our goal is to increase sales to existing and new customers by leveraging our skills in rapidly filling orders, maintaining high levels of product availability, offering a product portfolio that provides comprehensive coverage for all vehicle applications, providing insightful customer category management, and providing technical support in a cost‑effective manner. In addition, our category management and technically skilled sales force professionals provide product selection, assortment and application support to our customers.

•
Expand Our Product Lines.  We intend to increase our sales by continuing to develop internally, or through acquisitions, the range of Engine Management and Temperature Control products that we offer to our customers. We are committed to investing the resources necessary to maintain and expand our technical capability to manufacture multiple product lines that incorporate the latest technologies, including product lines relating to safety, advanced driver assistance and collision avoidance systems.

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

The Automotive Aftermarket

The automotive aftermarket industry is comprised of a large number of diverse manufacturers varying in product specialization and size. In addition to manufacturing, aftermarket companies allocate resources towards an efficient distribution process and product engineering in order to maintain the flexibility and responsiveness on which their customers depend. Aftermarket manufacturers must be efficient producers of small lot sizes and do not have to provide systems engineering support. Aftermarket manufacturers also must distribute, with rapid turnaround times, products for a full range of domestic and import vehicles on the road. The primary customers of the automotive aftermarket manufacturers are large retail chains, national and regional warehouse distributors, automotive repair chains and the dealer service networks of original equipment manufacturers (“OEMs”).

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

Index
Financial Information about our Operating Segments

The table below shows our consolidated net sales by operating segment and by major product group within each segment for the three years ended December 31, 2017.  Our two major reportable operating segments are Engine Management and Temperature Control.

	Year Ended December 31,
	2017		2016		2015
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Engine Management:
Ignition, Emission and Fuel System Parts	$657,287	58.9%	$616,523	58.2%	$598,161	61.6%
Wires and Cables	172,126	15.4%	149,016	14.1%	99,860	10.3%
Total Engine Management	829,413	74.3%	765,539	72.3%	698,021	71.9%

Temperature Control:
Compressors	148,377	13.3%	148,623	14%	127,861	13.2%
Other Climate Control Parts	130,750	11.7%	135,117	12.8%	136,617	14.1%
Total Temperature Control	279,127	25.0%	283,740	26.8%	264,478	27.3%

All Other	7,603	0.7%	9,203	0.9%	9,476	0.8%

Total	$1,116,143	100%	$1,058,482	100%	$971,975	100%

The following table shows our operating profit and identifiable assets by operating segment for the three years ended December 31, 2017.

	Year Ended December 31,
	2017		2016		2015
	Operating Income (Loss)	Identifiable Assets	Operating Income (Loss)	Identifiable Assets	Operating Income (Loss)	Identifiable Assets
	(In thousands)
Engine Management	$97,403	$527,200	$101,529	$506,625	$88,007	$413,102
Temperature Control	19,609	177,006	17,563	171,136	6,382	177,201
All Other	(18,838)	83,361	(21,025)	90,936	(18,529)	90,761
Total	$98,174	$787,567	$98,067	$768,697	$75,860	$681,064

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

Index
We are a basic manufacturer of many of the engine management parts we market.  Our strategy includes expanding our product lines through strategic acquisitions in addition to sourcing certain materials and products from low cost regions such as those in Asia.  In our Engine Management Segment, replacement parts for ignition, emission control and fuel systems accounted for approximately 59% of our consolidated net sales in 2017, 58% of our consolidated net sales in 2016 and 62% of our consolidated net sales in 2015.

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

Safety, Driver Assistance and Collision Avoidance Systems. An increasing number of new vehicles are factory equipped with government-mandated safety devices, such as anti-lock braking systems and air bags. As these systems mature, requiring servicing and repair, we anticipate increased sales opportunities for many of our products such as ABS sensors, tire pressure monitoring systems, and traction control products.  Newer automotive systems include Advanced Driver Assistance Systems and Collision Avoidance Systems to alert the driver to potential problems, or to avoid collisions by implementing safeguards. Many of these systems use on-board computers to monitor inputs from sensing devices located throughout the vehicle.  As the use and complexity of these systems continue to develop and proliferate, we expect to identify and benefit from new sales opportunities within this category such as ultrasonic sensors.

Wire and Cable Products. Wire and cable parts accounted for approximately 15% of our consolidated net sales in 2017, 14% of our consolidated net sales in 2016 and 10% of our consolidated net sales in 2015.  These products include ignition (spark plug) wires, battery cables, pigtails, sockets and a wide range of electrical wire, terminals, connectors and tools for servicing an automobile’s electrical system.

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

In May 2016, we acquired the North American automotive ignition wire business of General Cable Corporation.  The acquisition included General Cable Corporation’s automotive ignition wire business in the United States, Canada and Mexico.  For additional information regarding this acquisition and our integration efforts, refer to the information set forth under the captions “2016 Business Acquisitions” and “Integration Costs” appearing in Notes 2 and 3, respectively, of the Notes to Consolidated Financial Statements in Item 8 of this Report.

Index
Temperature Control Segment

We manufacture, remanufacture and distribute a full line of replacement parts for automotive temperature control (air conditioning and heating) systems, engine cooling systems, power window accessories and windshield washer systems, primarily under our brand names of Four Seasons®, EVERCO®, ACi® and Hayden® and through co-labels and private labels such as NAPA Temp Products™, Cold Power®, DriveworksTM, ToughOneTM and Murray®.  The major product groups sold by our Temperature Control Segment are new and remanufactured compressors, clutch assemblies, blower and radiator fan motors, filter dryers, evaporators, accumulators, hose assemblies, thermal expansion devices, heater valves, heater cores, AC service tools and chemicals, fan assemblies, fan clutches, oil coolers, window lift motors, window regulators and assemblies, and windshield washer pumps.  Our temperature control products accounted for approximately 25% of our consolidated net sales in 2017, and approximately 27% of our consolidated net sales in 2016 and 2015.

Our Temperature Control business continues to implement cost savings initiatives in response to offshore competitive price pressures.  We have consolidated excess manufacturing facilities and have implemented a program to improve our manufacturing and distribution efficiencies.  In February 2016, we began implementation of a plant rationalization initiative to relocate certain production activities from our Grapevine, Texas manufacturing facility to facilities in Greenville, South Carolina and Reynosa, Mexico, relocate certain service functions from Grapevine, Texas to our administrative offices in Lewisville, Texas, and close our Grapevine, Texas facility.  We are also continuing to improve our cost position through our global sourcing initiatives in low cost regions and by increasing our production of remanufactured and new compressors in our facility in Reynosa, Mexico.  As of December 31, 2017, all of our Grapevine Texas production activities have been relocated.

We are also continuing to improve our cost position through our global sourcing initiatives in low cost regions, increasing our production of remanufactured and new compressors in our facility in Reynosa, Mexico, and through strategic transactions with manufacturers in low cost regions.  In April 2014, we formed a joint venture with Gwo Yng Enterprise Co., Ltd., a China-based manufacturer of air conditioning accumulators, filter driers, hose assemblies, and switches.  In November 2017, we formed a separate joint venture with Foshan Guangdong Automotive Air Conditioning Co., Ltd., a China-based manufacturer of air conditioning compressors.  We believe that these transactions will enhance our position as a basic low-cost manufacturer and a leading supplier of temperature control parts to the aftermarket, as well as provide us with an opportunity for growth in the China market.

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

The table below shows our consolidated net sales by geographic area for the three years ended December 31, 2017.

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
United States	$996,433	$952,019	$881,206
Canada	56,575	53,324	48,072
Mexico	24,521	24,429	14,707
Europe	14,088	14,703	16,305
Other foreign	24,526	14,007	11,685
Total	$1,116,143	$1,058,482	$971,975

Index
The table below shows our long‑lived assets by geographic area for the three years ended December 31, 2017.

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
United States	$202,875	$204,592	$155,438
Canada	2,017	1,344	1,190
Mexico	4,449	3,877	1,012
Europe	18,530	13,612	12,324
Other foreign	31,185	19,924	20,622
Total	$259,056	$243,349	$190,586

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

As automotive parts and systems become more complex, “do-it-yourselfers” are less likely to service their own vehicles and may become more reliant on automotive dealerships and independent service dealer technicians.  In addition to new car sales, automotive dealerships sell OE brand parts and service vehicles.  The products available through the dealers are purchased through the original equipment service (“OES”) network.  Traditionally, the parts manufacturers of OEMs have supplied a majority of the OES network.  However, certain parts manufacturers have become independent and are no longer affiliated with OEMs.  In addition, many Tier 1 OEM suppliers are disinterested in providing service parts requirements for up to 15 years after the OE model has gone out of production.  As a result of these factors, there are additional opportunities for independent automotive aftermarket manufacturers like us to supply the OES network.

Our sales force is structured to meet the unique needs of our traditional and retail customers across the distribution channel, allowing us to provide value-added services that we believe are unmatched by our competitors.  We also believe that our sales force is the premier direct sales force for our product lines due to our concentration of highly‑qualified, well‑trained sales personnel.  We provide our sales personnel extensive instruction at our training facility in Irving, Texas and provide an extensive continuing education program that allows our sales force to stay current on troubleshooting and repair techniques.  The continuing education courses along with monthly supplemental web-based training are an integral part of our sales force development strategy.

In addition to training our sales personnel in the function and application of our products, we thoroughly train our sales personnel in proven sales techniques.  Our traditional and retail customers, therefore, have come to depend on these sales personnel as a reliable source for technical information and to assist with sales to their customers (i.e., jobber stores, “do-it-yourselfers,” and professional technicians).  In this manner, we direct a significant portion of our sales efforts to our customers’ customers to generate demand for our products, and we believe that the structure of our sales force facilitates these efforts by enabling us to implement our sales and marketing programs uniformly throughout the distribution channel.  One of the ways we generate this demand is by offering technician seminars, which teach over 65,000 technicians annually how to diagnose and repair vehicles equipped with complex systems related to our products. We also offer on-demand webinars through the Internet on similar topics.  Approximately 15,000 technicians were registered to participate in such sessions in 2017.  To help our sales personnel to be effective teachers and trainers, we focus our recruitment efforts on candidates who have technical backgrounds as well as strong sales experience.

Index
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

Customers

Our customer base is comprised largely of warehouse distributors, large retailers, OE/OES customers, other manufacturers and export customers.  Our five largest individual customers accounted for approximately 70% of our consolidated net sales in 2017 and 2016, and approximately 68% of our consolidated net sales in 2015.  During 2017, O’Reilly Automotive, Inc., Advance Auto Parts, Inc., NAPA Auto Parts, and AutoZone, Inc. accounted for 21%, 17%, 16% and 10% of our consolidated net sales, respectively.  Net sales from each of the customers were reported in both our Engine Management and Temperature Control Segments.

Competition

We are a leading independent manufacturer and distributor of replacement parts for product lines in Engine Management and Temperature Control. We compete primarily on the basis of product quality, product availability, value-added services, product coverage, order turn‑around time, order fill rate, technical support and price. We believe we differentiate ourselves from our competitors primarily through:

•	a value‑added, knowledgeable sales force;
•	extensive product coverage in conjunction with market leading brands;
•	rigorous product qualification standards to ensure that our parts meet or exceed exacting performance specifications;
•	sophisticated parts cataloguing systems, including catalogues available online through our website and our mobile application;
•	inventory levels and logistical systems sufficient to meet the rapid delivery requirements of customers;
•	breadth of manufacturing capabilities; and
•	award-winning marketing programs and sales support and technical training.

In the Engine Management business, we are one of the leading independent manufacturers and distributors in the United States. Our competitors include ACDelco, Delphi Technologies PLC, Denso Corporation, Continental AG, Hitachi, Ltd., Motorcraft, Robert Bosch GmbH, Visteon Corporation, NGK Spark Plug Co., Ltd., Dorman Products, Inc. and several privately-owned companies importing products from Asia.

Our Temperature Control business is one of the leading independent manufacturers and distributors of a full line of temperature control products in North America and other geographic areas. ACDelco, MAHLE GmbH, Behr Hella Service GmbH, Denso Corporation, Motorcraft, Sanden International, Inc., Continental AG, and several privately-owned companies are some of our key competitors in this market.

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

Index
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

Working Capital and Inventory Management

Automotive aftermarket companies have been under increasing pressure to provide broad SKU (stock keeping unit) coverage due to parts and brand proliferation. In response to this, we have made, and continue to make, changes to our inventory management system designed to reduce inventory requirements. We have a pack‑to‑order distribution system, which permits us to retain slow moving items in a bulk storage state until an order for a specific branded part is received. This system reduces the volume of a given part in inventory. We also expanded our inventory management system to improve inventory deployment, enhance our collaboration with customers on forecasts and inventory assortments, and further integrate our supply chain both to customers and suppliers.

We face inventory management issues as a result of overstock returns.  We permit our customers to return new, undamaged products to us within customer-specific limits (which are generally limited to a specified percentage of their annual purchases from us) in the event that they have overstocked their inventories.  In addition, the seasonality of our Temperature Control Segment requires that we increase our inventory during the winter season in preparation of the summer selling season and customers purchasing such inventory have the right to make returns.

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

Suppliers

The principal raw materials purchased by us consist of brass, electronic components, fabricated copper (primarily in the form of magnet and insulated cable), steel magnets, laminations, tubes and shafts, stamped steel parts, copper wire, stainless steel coils and rods, aluminum coils, fittings, rods, cast aluminum parts, lead, steel roller bearings, rubber molding compound, thermo‑set and thermo plastic molding powders, and chemicals.  Additionally, we use components and cores (used parts) in our remanufacturing processes for air conditioning compressors, diesel injectors, and diesel pumps.

We purchase materials in the U.S. and foreign open markets and have a limited number of supply agreements on key components. A number of prime suppliers make these materials available. In the case of cores for air conditioning compressors, diesel injectors, and diesel pumps, we obtain them either from exchanges with customers who return cores subsequent to purchasing remanufactured parts or through direct purchases from a network of core brokers. In addition, we acquire certain materials by purchasing products that are resold into the market, particularly by OEM sources and other domestic and foreign suppliers.

Index
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

Employees

As of December 31, 2017, we employed approximately 4,200 people, with 1,900 people in the United States and 2,300 people in Mexico, Canada, Poland, the U.K., Hong Kong and Taiwan.  Of the 4,200 people employed, approximately 2,100 people are production employees. We operate primarily in non‑union facilities and have binding labor agreements with employees at other unionized facilities.  We have approximately 90 production employees in Edwardsville, Kansas who are covered by a contract with The International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) that expires in April 2019.  We expect to renew this agreement with the UAW upon mutually agreeable terms.  We also have approximately 1,100 employees in Mexico who are covered under union agreements negotiated at various intervals.

We believe that our facilities are in favorable labor markets with ready access to adequate numbers of skilled and unskilled workers, and we believe our relations with our union and non‑union employees are good. Our employees share our corporate values of ethics, integrity, common decency and respect of others, values which have been established since our company was founded in 1919.

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

Our five largest individual customers accounted for approximately 70% of our consolidated net sales in 2017 and 2016, and approximately 68% of our consolidated net sales in 2015.  During 2017, O’Reilly Automotive, Inc., Advance Auto Parts, Inc., NAPA Auto Parts, and AutoZone, Inc. accounted for 21%, 17%, 16% and 10% of our consolidated net sales, respectively.  The loss of one or more of these customers or, a significant reduction in purchases of our products from any one of them, could have a materially adverse impact on our business, financial condition and results of operations. In addition, any consolidation among our key customers, such as Advance Auto’s acquisition of CarQuest in 2014, may further exacerbate our customer concentration risk.

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

The automotive aftermarket industry is highly competitive, and our success depends on our ability to compete with domestic and international suppliers of automotive aftermarket products. In the Engine Management Segment, our competitors include ACDelco, Delphi Technologies PLC, Denso Corporation, Continental AG, Hitachi, Ltd., Motorcraft, Robert Bosch GmbH, Visteon Corporation, NGK Spark Plug Co., LTD., Dorman Products, Inc. and several privately-owned companies importing products from Asia.   In the Temperature Control Segment, we compete with ACDelco, MAHLE GmbH, Behr Hella Service GmbH, Denso Corporation, Motorcraft, Sanden International, Inc., Continental AG, and several privately-owned companies.  In addition, automobile manufacturers supply many of the replacement parts we sell.

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

Actuarial consultants with experience in assessing asbestos-related liabilities conducted a study to estimate our potential claim liability as of August 31, 2017.  The updated study has estimated an undiscounted liability for settlement payments, excluding legal costs and any potential recovery from insurance carriers, ranging from $35.2 million to $54 million for the period through 2060.  The change from the prior year study was a $4.2 million increase for the low end of the range and a $6.3 million increase for the high end of the range.  The increase in the estimated undiscounted liability from the prior year study at both the low end and high end of the range reflects our actual experience over the prior twelve months, our historical data and certain assumptions with respect to events that may occur in the future.  Based on the information contained in the actuarial study and all other available information considered by us, we have concluded that no amount within the range of settlement payments was more likely than any other and, therefore, in assessing our asbestos liability we compare the low end of the range to our recorded liability to determine if an adjustment is required.  Based upon the results of the August 31, 2017 actuarial study, in September 2017 we increased our asbestos liability to $35.2 million, the low end of the range, and recorded an incremental pre-tax provision of $6 million in earnings (loss) from discontinued operations in the accompanying statement of operations.  Future legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operations in the accompanying statement of operations, are estimated, according to the updated study, to range from $44.3 million to $79.6 million for the period through 2060.

Index
At December 31, 2017, approximately 1,530 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through December 31, 2017, the amounts paid for settled claims are approximately $23.8 million.  A substantial increase in the number of new claims or increased settlement payments or awards of damages could have a material adverse effect on our business, financial condition and results of operations.

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

We continue to implement a number of cost savings programs including closing our Grapevine, Texas facility, closing our recently acquired wire set assembly operation in Nogales, Mexico, closing our Orlando, Florida facility and moving some US production to other facilities, both domestically and to our facilities in Mexico and Poland.  We are also integrating and transferring acquired assets and businesses to company facilities.  Although we expect to realize cost savings as a result of these initiatives, we may not be able to achieve the level of benefits that we expect to realize or we may not be able to realize these benefits within the time frames we currently expect.  Our ability to achieve any anticipated cost savings could be affected by a number of factors such as changes in the amount, timing and character of charges related to such initiatives and failure to complete or a substantial delay in completing such initiatives.  Failure to achieve the benefits of our cost saving initiatives could have a material adverse effect on us.  Our cost savings is also predicated upon maintaining our sales levels.

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

We have an existing revolving bank credit facility of $250 million with JPMorgan Chase Bank, N.A., as agent, and a syndicate of lenders, which we refer to throughout this Report as our revolving credit facility.  As of December 31, 2017, our total outstanding indebtedness was $61.8 million, of which amount $57 million of outstanding indebtedness and approximately $142.9 million of availability was attributable to this revolving credit facility.  Any significant increase in our indebtedness could increase our vulnerability to general adverse economic and industry conditions and limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

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

We have manufacturing and distribution facilities in many countries, including Canada, Poland, Mexico and China, and increasing our manufacturing footprint in low cost regions is an important element of our strategy.  There are a number of risks associated with doing business internationally, including: (a) exposure to local economic and political conditions; (b) social unrest such as risks of terrorism or other hostilities; (c) currency exchange rate fluctuations and currency controls; (d) the effect of potential changes in U.S. trade policy; and (e) the potential for shortages of trained labor.  In particular, there has been social unrest in Mexico and any increased violence in or around our manufacturing facilities in Mexico could impact our business by disrupting our supply chain, the delivery of products to customers, and the reluctance of our customers to visit our Mexican facilities.  In addition, the increased violence in or around our manufacturing facilities in Mexico could present several risks to our employees who may be directly affected by the violence and may result in a decision by them to relocate from the area, or make it difficult for us to recruit or retain talented employees at our Mexican facilities.  Furthermore, changes in U.S. trade policy, particularly as it relates to Mexico and China, could impose increased taxes on us or could impact the classification and treatment of our products for the purpose of assessing duties.  The likelihood of such occurrences and their potential effect on us is unpredictable and may vary from country to country. Any such occurrences could be harmful to our business and our financial results.

We may incur liabilities under government regulations and environmental laws, which may have a material adverse effect on our business, financial condition and results of operations.

Domestic and foreign political developments and government regulations and policies directly affect automotive consumer products in the United States and abroad.  Regulations and policies relating to over-the-highway vehicles include standards established by the United States Department of Transportation for motor vehicle safety and emissions.  The modification of existing laws, regulations or policies, or the adoption of new laws, regulations or policies could have a material adverse effect on our business, financial condition and results of operations.

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

Index
The nature of our operations exposes us to the risk of claims with respect to such matters, and we can give no assurance that violations of such laws have not occurred or will not occur or that material costs or liabilities will not be incurred in connection with such claims.  We are currently monitoring our environmental remediation efforts at one of our facilities and our reserve balance related to the environmental clean-up at this facility is $0.6 million at December 31, 2017.  The environmental testing and any remediation costs at such facility may be covered by several insurance policies, although we can give no assurance that our insurance will cover any environmental remediation claims.  We also maintain insurance to cover our existing U.S. and Canadian facilities. We can give no assurance that the future cost of compliance with existing environmental laws and the liability for known environmental claims pursuant to such environmental laws will not give rise to additional significant expenditures or liabilities that would be material to us. In addition, future events, such as new information, changes in existing environmental laws or their interpretation, and more vigorous enforcement policies of federal, state or local regulatory agencies, may have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

Index
ITEM 2.	PROPERTIES

We maintain our executive offices in Long Island City, New York. The table below describes our principal facilities as of December 31, 2017.

Location	State or Country	Principal Business Activity	Approx. Square Feet	Owned or Expiration Date of Lease

Engine Management

Orlando	FL	Manufacturing	50,600	2019
Ft. Lauderdale	FL	Distribution	23,300	Owned
Ft. Lauderdale	FL	Distribution	30,000	Owned
Mishawaka	IN	Manufacturing	153,100	Owned
Edwardsville	KS	Distribution	363,500	Owned
Independence	KS	Manufacturing	337,400	Owned
Long Island City	NY	Administration	75,800	2023
Greenville	SC	Manufacturing	184,500	Owned
Disputanta	VA	Distribution	411,000	Owned
Nogales	Mexico	Manufacturing	67,200	2019
Reynosa	Mexico	Manufacturing	175,000	2024
Reynosa	Mexico	Manufacturing	153,000	2018
Bialystok	Poland	Manufacturing	108,400	2022

Temperature Control

Lewisville	TX	Administration and Distribution	415,000	2024
Grapevine (a)	TX	Manufacturing	180,000	Owned
St. Thomas	Canada	Manufacturing	40,000	Owned
Reynosa	Mexico	Manufacturing	82,000	2019
Reynosa	Mexico	Manufacturing	118,000	2021

Other

Mississauga	Canada	Administration and Distribution	128,400	2023
Irving	TX	Training Center	13,400	2021

(a) As of December 31, 2017, all of our Grapevine, Texas production activities have been relocated and the building is being marketed for sale.

Index
ITEM 3.	LEGAL PROCEEDINGS

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

Our common stock trades publicly on the New York Stock Exchange (“NYSE”) under the trading symbol “SMP.” The following table shows the high and low sales prices per share of our common stock as reported by the NYSE and the dividends declared per share for the periods indicated:

	High	Low	Dividend

Fiscal Year ended December 31, 2017:
First Quarter	$54.36	$46.23	$0.19
Second Quarter	53.82	46.93	0.19
Third Quarter	54.73	43.29	0.19
Fourth Quarter	49.66	40.56	0.19

Fiscal Year ended December 31, 2016:
First Quarter	$38.30	$26.69	$0.17
Second Quarter	39.79	32.66	0.17
Third Quarter	48.00	39.15	0.17
Fourth Quarter	55.37	45.84	0.17

The last reported sale price of our common stock on the NYSE on February 16, 2018 was $48.20 per share.  As of February 16, 2018, there were 478 holders of record of our common stock.

Dividends are declared and paid on the common stock at the discretion of our Board of Directors (the “Board”) and depend on our profitability, financial condition, capital needs, future prospects, and other factors deemed relevant by our Board. Our current practice is to pay dividends on a quarterly basis.  In February 2018, our Board voted to increase our quarterly dividend from $0.19 per share in 2017 to $0.21 per share in 2018.  Our revolving credit facility permits dividends and distributions by us provided specific conditions are met.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a further discussion of our revolving credit facility.

There have been no unregistered offerings of our common stock during the fourth quarter of 2017.

Index
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

For a discussion of our stock repurchases, see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table provides information relating to the Company’s purchases of its common stock for the fourth quarter of 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (2)

October 1-31, 2017	—	$—	—	$10,000,045
November 1-30, 2017	19,300	43.87	19,300	9,153,395
December 1-31, 2017	88,519	44.42	88,519	5,221,477
Total	107,819	$44.32	107,819	$5,221,477

(1)	All shares were purchased through the publicly announced stock repurchase programs in open market transactions.

(2)
In February 2017, our Board of Directors authorized the purchase of up to $20 million of our common stock under a stock repurchase program.  In November 2017, our Board of Directors authorized the purchase of up to an additional $10 million of our common stock under another stock repurchase program.  Stock will be purchased from time to time, in the open market or through private transactions, as market conditions warrant. Under these programs, during the three months and twelve months ended December 31, 2017, we repurchased 107,819 shares and 539,760 shares of our common stock, respectively, at a total cost of $4.8 million and $24.8 million, respectively.  As of December 31, 2017, there was approximately $5.2 million available for future stock repurchases under the programs.  During the period from January 1, 2018 through February 16, 2018, we repurchased an additional 35,756 shares of our common stock under the programs at a total cost of $1.7 million, thereby leaving approximately $3.5 million available for future stock purchases under the programs.

Index
Stock Performance Graph

The following graph compares the five year cumulative total return on the Company’s Common Stock to the total returns on the Standard & Poor’s 500 Stock Index and the S&P 1500 Auto Parts & Equipment Index, which is a combination of automotive parts and equipment companies within the S&P 400, the S&P 500 and the S&P 600.  The graph shows the change in value of a $100 investment in the Company’s Common Stock and each of the above indices on December 31, 2012 and the reinvestment of all dividends. The comparisons in this table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Company’s Common Stock or the referenced indices.

	SMP	S&P 500	S&P 1500 Auto Parts & Equipment Index
2012	100	100	100
2013	168	132	165
2014	176	151	171
2015	179	153	160
2016	255	171	168
2017	218	208	222

* Source: S&P Capital IQ

Index
ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the five years ended December 31, 2017.  This selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes thereto included elsewhere in this Form 10-K.  Certain prior period amounts have been reclassified to conform to the 2017 presentation.

	Year Ended December 31,
	2017	2016	2015	2014	2013
		(Dollars in thousands)
Statement of Operations Data:

Net sales	$1,116,143	$1,058,482	$971,975	$980,392	$983,704
Gross profit	326,656	322,487	280,988	289,630	290,454
Litigation charge (1)	—	—	—	10,650	—
Operating income	98,174	98,067	75,860	85,338	86,863
Earnings from continuing operations (2)	43,630	62,412	48,120	52,899	53,043
Loss from discontinued operations, net of tax	(5,654)	(1,982)	(2,102)	(9,870)	(1,593)
Net earnings (3)	37,976	60,430	46,018	43,029	51,450

Per Share Data:

Earnings from continuing operations (2):
Basic	$1.92	$2.75	$2.11	$2.31	$2.31
Diluted	1.88	2.70	2.08	2.28	2.28
Earnings per common share (2) (3):
Basic	1.67	2.66	2.02	1.88	2.24
Diluted	1.64	2.62	1.99	1.85	2.21
Cash dividends per common share	0.76	0.68	0.60	0.52	0.44

Other Data:

Depreciation and amortization	$23,916	$20,457	$17,637	$17,295	$17,595
Capital expenditures	24,442	20,921	18,047	13,904	11,410
Dividends	17,287	15,447	13,697	11,905	10,107

Cash Flows Provided By (Used In):

Operating activities	$64,617	$97,805	$65,171	$46,987	$57,616
Investing activities	(31,228)	(88,018)	(18,011)	(51,200)	(24,762)
Financing activities	(35,944)	(7,756)	(41,155)	15,316	(39,295)

Balance Sheet Data (at period end):

Cash and cash equivalents	$17,323	$19,796	$18,800	$13,728	$5,559
Working capital	210,194	190,380	195,198	178,670	190,128
Total assets	787,567	768,697	681,064	673,551	615,523
Total debt	61,778	54,975	47,505	56,816	21,481
Long‑term debt (excluding current portion)	79	120	62	83	16
Stockholders’ equity	453,654	441,028	391,979	374,153	349,432

Index
Notes to Selected Financial Data

(1)
During 2014, we recorded a $10.6 million litigation charge in connection with a settlement agreement in a legal proceeding with a third party.  The settlement amount was funded from cash on hand and available credit under our revolving credit facility.

(2)
During 2017, we recorded an increase of $17.5 million to the provision for income taxes resulting from the remeasurement of our deferred tax assets, and the tax on deemed repatriated earnings of our foreign subsidiaries as a result of the enactment of the Tax Cuts and Jobs Act.

(3)
We recorded an after tax charge of $5.7 million, $2 million, $2.1 million, $9.9 million, and $1.6 million as loss from discontinued operations to account for legal expenses and potential costs associated with our asbestos‑related liability for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively.  Such costs were also separately disclosed in the operating activity section of the consolidated statements of cash flows for those same years.

Index
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto. This discussion summarizes the significant factors affecting our results of operations and the financial condition of our business during each of the fiscal years in the three-year period ended December 31, 2017.

Overview

We are a leading independent manufacturer and distributor of replacement parts for motor vehicles in the automotive aftermarket industry, with a complementary focus on heavy duty, industrial equipment and the original equipment market.  We are organized into two major operating segments, each of which focuses on specific lines of replacement parts.  Our Engine Management Segment manufactures and remanufactures ignition and emission parts, ignition wires, battery cables, fuel system parts and sensors for vehicle systems.  Our Temperature Control Segment manufactures and remanufactures air conditioning compressors, air conditioning and heating parts, engine cooling system parts, power window accessories, and windshield washer system parts.

We sell our products primarily to large retail chains, warehouse distributors, original equipment manufacturers and original equipment service part operations in the United States, Canada, Latin America, and Europe.  Our customers consist of many of the leading auto parts retail chains, such as NAPA Auto Parts (National Automotive Parts Association, Inc.), Advance Auto Parts, Inc./CARQUEST Auto Parts, AutoZone, Inc., O’Reilly Automotive, Inc., Canadian Tire Corporation Limited and The Pep Boys Manny, Moe & Jack, as well as national program distribution groups, such as Auto Value and All Pro/Bumper to Bumper (Aftermarket Auto Parts Alliance, Inc.), Automotive Distribution Network LLC, The National Pronto Association (“Pronto”), Federated Auto Parts Distributors, Inc. (“Federated”), Pronto and Federated’s affiliate, the Automotive Parts Services Group or The Group, Auto Plus and specialty market distributors. We distribute parts under our own brand names, such as Standard®, Blue Streak®, BWD®, Select®, Intermotor®, GP Sorensen®, TechSmart®, Tech Expert®, OEM®, LockSmart®, Four Seasons®, EVERCO®, ACi® and Hayden® and through co-labels and private labels, such as CARQUEST®, Duralast®, Duralast Gold®, Import Direct®, Master Pro®, Omni-Spark®, Ultima Select®, Murray®, NAPA®, NAPA® Echlin®, NAPA Proformer™ Mileage Plus®, NAPA Temp Products™, NAPA® Belden®, Cold Power®, DriveworksTM and ToughOneTM.

Business Strategy

Our goal is to grow revenues and earnings and deliver returns in excess of our cost of capital by being the best-in-class, full-line, full-service supplier of premium products to the engine management and temperature control markets. The key elements of our strategy are as follows:

•
Maintain Our Strong Competitive Position in the Engine Management and Temperature Control Businesses.  We are a leading independent manufacturer and distributor serving North America and other geographic areas in our core businesses of Engine Management and Temperature Control. We believe that our success is attributable to our emphasis on product quality, the breadth and depth of our product lines for both domestic and import vehicles, and our reputation for outstanding value-added services.

To maintain our strong competitive position in our markets, we remain committed to the following:

•	providing our customers with full-line coverage of high quality engine management and temperature control products, supported by the highest level of value-added services;
•	continuing to maximize our production, supply chain and distribution efficiencies;

Index
•	continuing to improve our cost position through increased global sourcing, increased manufacturing at our low-cost plants, and strategic transactions with manufacturers in low-cost regions; and
•	focusing on our engineering development efforts including a focus on bringing more product manufacturing in house.

•
Provide Superior Value-Added Services, Product Availability and Technical Support.  Our goal is to increase sales to existing and new customers by leveraging our skills in rapidly filling orders, maintaining high levels of product availability, offering a product portfolio that provides comprehensive coverage for all vehicle applications, providing insightful customer category management, and providing technical support in a cost‑effective manner. In addition, our category management and technically skilled sales force professionals provide product selection, assortment and application support to our customers.

•
Expand Our Product Lines.  We intend to increase our sales by continuing to develop internally, or through potential acquisitions, the range of Engine Management and Temperature Control products that we offer to our customers. We are committed to investing the resources necessary to maintain and expand our technical capability to manufacture multiple product lines that incorporate the latest technologies, including product lines relating to safety, advanced driver assistance and collision avoidance systems.

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

Index
The Automotive Aftermarket

The automotive aftermarket industry is comprised of a large number of diverse manufacturers varying in product specialization and size. In addition to manufacturing, aftermarket companies allocate resources towards an efficient distribution process and product engineering in order to maintain the flexibility and responsiveness on which their customers depend. Aftermarket manufacturers must be efficient producers of small lot sizes and do not have to provide systems engineering support. Aftermarket manufacturers also must distribute, with rapid turnaround times, products for a full range of domestic and import vehicles on the road. The primary customers of the automotive aftermarket manufacturers are large retail chains, national and regional warehouse distributors, automotive repair chains and the dealer service networks of original equipment manufacturers (“OEMs”).

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

Inventory Management. We face inventory management issues as a result of overstock returns. We also permit our customers to return new, undamaged products to us within customer-specific limits (which are generally limited to a specified percentage of their annual purchases from us) in the event that they have overstocked their inventories. In addition, the seasonality of our Temperature Control Segment requires that we increase our inventory during the winter season in preparation of the summer selling season and customers purchasing such inventory have the right to make returns. We accrue for overstock returns as a percentage of sales, after giving consideration to recent returns history.

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

Tax Cuts and Jobs Act

In December 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which included a broad range of tax reform affecting businesses, including the reduction of the federal corporate tax rate from 35% to 21%, changes in the deductibility of certain business expenses, and the manner in which international operations are taxed in the U.S.  Although the majority of the changes resulting from the Act are effective beginning in 2018, U.S. GAAP requires that certain impacts of the Act be recognized in the income tax provision in the period of enactment.  In connection with the enactment of the Act, our income tax provision for the fourth quarter of 2017 included an increase of $17.5 million, reflecting an increase of $16.1 million for the remeasurement of our net deferred tax assets and an increase in tax of $1.4 million due to the deemed repatriation of earnings of our foreign subsidiaries.

As related to the deemed repatriation of earnings of foreign subsidiaries, the Act includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries.  As a result, all previously unremitted earnings for which no U.S. deferred tax liability had been accrued are now subject to U.S. tax.  In accordance with the guidelines provided in the Act, we have aggregated the estimated untaxed foreign earnings and profits, and utilized participating exemption deductions and available foreign tax credits in deriving the $1.4 million repatriation tax, which will be payable currently.  Notwithstanding the U.S. taxation of these amounts, we intend to continue to invest most or all of these earnings indefinitely outside of the U.S., and do not expect to incur any significant additional taxes related to such amounts.

Although we believe that the impact of the Act has been properly reflected in the fourth quarter of 2017, there may be further adjustments in the coming quarters as the relevant authorities provide further guidance on the impacts of the Act.  Based upon our initial reviews, and assuming no further adjustments, we estimate that our effective tax rate for 2018 will be approximately 26%.

Index
Comparison of Fiscal Years 2017 and 2016

Sales.  Consolidated net sales for 2017 were $1,116.1 million, an increase of $57.6 million, or 5.4%, compared to $1,058.5 million in the same period of 2016.  Consolidated net sales increased due to the higher results achieved by our Engine Management Segment.

The following table summarizes consolidated net sales by segment and by major product group within each segment for the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017	2016
Engine Management:
Ignition, Emission and Fuel System Parts	$657,287	$616,523
Wire and Cable	172,126	149,016
Total Engine Management	829,413	765,539

Temperature Control:
Compressors	148,377	148,623
Other Climate Control Parts	130,750	135,117
Total Temperature Control	279,127	283,740

All Other	7,603	9,203

Total	$1,116,143	$1,058,482

Engine Management’s net sales increased $63.9 million, or 8.3%, to $829.4 million for the year ended December 31, 2017.  Net sales in the ignition, emissions and fuel systems parts product group for the year ended December 31, 2017 were $657.3 million, an increase of $40.8 million, or 6.6%, compared to $616.5 million in the same period of 2016.  Net sales in the wire and cable product group for the year ended December 31, 2017 were $172.1 million, an increase of $23.1 million, or 15.5%, compared to $149 million in the same period of 2016.  In May 2016, we acquired the North American automotive ignition wire business of General Cable Corporation.  Incremental net sales from the acquisition of $38.4 million were included in net sales of the wire and cable product group for the year ended December 31, 2017.  Excluding the incremental sales from the acquisition, net sales in the wire and cable product group declined $15.3 million, or 10.3%, and Engine Management net sales increased $25.5 million, or 3.3%, compared to the year ended December 31, 2016, in line with our expectations of low single digit organic growth.

Temperature Control’s net sales decreased $4.6 million, or 1.6%, to $279.1 million for the year ended December 31, 2017.  Net sales in the compressors product group for the year ended December 31, 2017 were $148.4 million, a decrease of $0.2 million, or 0.2%, compared to $148.6 million in the same period of 2016.  Net sales in the other climate control parts product group for the year ended December 31, 2017 were $130.8 million, a decrease of $4.4 million, or 3.2%, compared to $135.1 million for the year ended December 31, 2016.  Temperature Control’s decrease in net sales for the year ended December 31, 2017 of 1.6% reflects the impact of a cool 2017 summer following a very warm 2016, and is slightly better than our customers’ reported year-to-date net sales decrease of 4%.  Demand for our Temperature Control products may vary significantly with summer weather conditions and customer inventories.

Index
Gross Margins.  Gross margins, as a percentage of consolidated net sales, decreased to 29.3% for 2017, compared to 30.5% for 2016.  The following table summarizes gross margins by segment for the years ended December 31, 2017 and 2016, respectively (in thousands):

Year Ended December 31,	Engine Management	Temperature Control	Other	Total
2017
Net sales (a)	$829,413	$279,127	$7,603	$1,116,143
Gross margins	243,791	73,254	9,611	326,656
Gross margin percentage	29.4%	26.2%	—%	29.3%

2016
Net sales (a)	$765,539	$283,740	$9,203	$1,058,482
Gross margins	239,710	72,547	10,230	322,487
Gross margin percentage	31.3%	25.6%	—%	30.5%

(a)	Segment net sales include intersegment sales in our Engine Management and Temperature Control segments.

Compared to 2016, gross margins at Engine Management decreased 1.9 percentage points from 31.3% to 29.4%, and gross margins at Temperature Control increased 0.6 percentage points from 25.6% to 26.2%. The gross margin percentage decrease in Engine Management compared to the prior year reflects inefficiencies and redundant costs incurred during our various planned production moves.  The gross margin percentage increase in Temperature Control compared to the prior year resulted primarily from transferring production manufacturing to our lower cost Reynosa, Mexico facility.

Selling, General and Administrative Expenses.  SG&A expenses increased to $223.6 million, or 20% of consolidated net sales in 2017, as compared to $221.7 million, or 20.9% of consolidated net sales in 2016.  The $1.9 million increase in SG&A expenses as compared to 2016 is principally due to higher distribution expenses and higher costs incurred in our accounts receivable factoring program, both of which are associated with increased sales volumes offset, in part, by the benefits from our General Cable integration and lower incentive compensation expenses.

Restructuring and Integration Expenses.  Restructuring and integration expenses were $6.2 million in 2017 compared to restructuring and integration expenses of $4 million in 2016.  The $2.2 million year-over-year increase in restructuring and integration expenses reflects the impact of the plant rationalization program that commenced in February 2016, the wire and cable relocation program announced in October 2016, and the Orlando plant rationalization program that commenced in January 2017.

Other Income, Net. Other income, net was $1.3 million in 2017 compared to $1.2 million in 2016.  During 2017 and 2016, we recognized $1 million of deferred gain related to the sale-leaseback of our Long Island City, New York facility.

Operating Income.  Operating income was $98.2 million in 2017, compared to $98.1 million in 2016.  The year-over-year increase in operating income of $0.1 million reflects the impact of higher consolidated net sales offset, in part, by lower gross margins as a percentage of consolidated net sales, higher SG&A expenses and higher restructuring and integration expenses.

Other Non-Operating Income, Net.  Other non-operating income, net was $0.6 million in 2017, compared to other non-operating income, net of $2.1 million in 2016.  Included in other non-operating income, net in 2017 is a noncash impairment charge of approximately $1.8 million related to our minority interest investment in Orange Electronics Co., Ltd.

Interest Expense.  Interest expense was $2.3 million in 2017 compared to $1.6 million in 2016.  The year-over-year increase reflects the impact of higher year-over-year average interest rates on our revolving credit facility, and higher average outstanding borrowings during 2017 when compared to 2016.

Index
Income Tax Provision.  The income tax provision for 2017 was $52.8 million at an effective tax rate of 54.8%, compared to $36.2 million at an effective tax rate of 36.7% in 2016.  During 2017, we recorded an increase of $17.5 million to the income tax provision resulting from the remeasurement of our net deferred tax assets, and the tax on deemed repatriated earnings of our foreign subsidiaries as a result of the enactment of the Tax Cuts and Jobs Act.  Excluding the impact of the Tax Cuts and Jobs Act, the income tax provision for 2017 was $35.3 million at an effective tax rate of 36.6%.

Loss from Discontinued Operations.  Loss from discontinued operations, net of income tax, reflects information contained in the most recent actuarial studies performed as of August 31, 2017 and 2016, other information available and considered by us, and legal expenses associated with our asbestos-related liability.  During 2017 and 2016, we recorded a loss of $5.7 million and $2 million from discontinued operations, respectively.  The loss from discontinued operations for 2017 includes a $6 million pre-tax provision reflecting the impact of the results of the August 2017 actuarial study.  No adjustment was made in 2016 to our asbestos liability as the difference between the low end of the range in the August 2016 actuarial study and our recorded liability was not material.  As discussed more fully in Note 19 in the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

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

Engine Management’s net sales increased $67.5 million, or 9.7%, to $765.5 million for the year ended December 31, 2016.  Net sales in the ignition, emissions and fuel systems parts product group for the year ended December 31, 2016 were $616.5 million, an increase of $18.3 million, or 3.1%, compared to $598.2 million in the same period of 2015.  Net sales in the wire and cable product group for the year ended December 31, 2016 were $149 million, an increase of $49.1 million, or 49.2%, compared to $99.9 million in the year ended December 31, 2015.  In May 2016, we acquired the North American automotive ignition wire business of General Cable Corporation.  Incremental net sales from the acquisition of $52.9 million were included in net sales of the wire and cable product group from the date of acquisition through December 31, 2016.  Excluding the incremental sales from the acquisition, net sales in the wire and cable product group declined $3.8 million, or 3.8%, and Engine Management net sales increased $14.6 million, or 2.1%, compared to the same period of 2015.

Index
Temperature Control’s net sales increased $19.3 million, or 7.3%, to $283.7 million for the year ended December 31, 2016.  Net sales in the compressors product group for the year ended December 31, 2016 were $148.6 million, an increase of $20.7 million, or 16.2%, compared to $127.9 million in the same period of 2015.  Net sales in the other climate control parts product group for the year ended December 31, 2016 were $135.1 million, a decrease of $1.5 million, or 1.1%, compared to $136.6 million in the year ended December 31, 2015.  Temperature Control’s increase in net sales for the year ended December 31, 2016 of 7.3% reflects the impact of the first warm summer in three years, and is slightly less than our customers’ reported year-to-date net sales increase of 9%.  Demand for our Temperature Control products may vary significantly with summer weather conditions and customer inventories.

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

Index
Restructuring and Integration Programs

Plant Rationalization Program

In February 2016, in connection with our ongoing efforts to improve operating efficiencies and reduce costs, we finalized our intention to implement a plant rationalization initiative.  As part of the plant rationalization, certain production activities will be relocated from our Grapevine, Texas manufacturing facility to facilities in Greenville, South Carolina and Reynosa, Mexico, certain service functions will be relocated from Grapevine, Texas to our administrative offices in Lewisville, Texas, and our Grapevine, Texas facility will be closed.  As of December 31, 2017, all of our Grapevine, Texas production activities have been relocated to facilities in Greenville, South Carolina and Reynosa, Mexico.  In addition, as part of the program, certain production activities were relocated from our Greenville, South Carolina manufacturing facility to our manufacturing facility in Bialystok, Poland.  The following table summarizes the Plant Rationalization Program’s current forecast estimate through the end of the program, and the amounts incurred through December 31, 2017:

	Forecast	Amounts Incurred Through December 31, 2017
	(In thousands)
Restructuring and integration expense	$5,800	$5,610
Capital expenditures	3,900	3,900
Temporary incremental operating expense	3,100	3,082
Total	$12,800	$12,592

Temporary incremental operating expense consists of labor and overhead inefficiencies during the program resulting from running duplicate facilities.

Wire and Cable Relocation

In connection with our acquisition of the North American automotive ignition wire business of General Cable Corporation in May 2016, we incurred certain integration expenses, including costs incurred in connection with the consolidation of the General Cable Corporation Altoona, Pennsylvania wire distribution center into our existing wire distribution center in Edwardsville, Kansas and the relocation of certain machinery and equipment.  In October 2016, we further announced our plan to relocate all production from the acquired Nogales, Mexico wire set assembly operation to our existing wire assembly facility in Reynosa, Mexico and to close the Nogales, Mexico plant.  The following table summarizes the Wire and Cable Relocation Program’s current forecast estimate through the end of the program, and the amounts incurred through December 31, 2017:

	Forecast	Amounts Incurred Through December 31, 2017
	(In thousands)
Restructuring and integration expense	$4,100	$2,473
Capital expenditures	700	550
Temporary incremental operating expense	5,900	4,189
Total	$10,700	$7,212

Temporary incremental operating expense consists of labor and overhead inefficiencies during the program resulting from running duplicate facilities.

Orlando Plant Rationalization Program

In January 2017, to further our ongoing efforts to improve operating efficiencies and reduce costs, we finalized our intention to implement a plant rationalization initiative at our Orlando, Florida facility.  As part of the plant rationalization, we will relocate production activities from our Orlando, Florida manufacturing facility to Independence, Kansas, and close our Orlando, Florida facility.  In addition, certain production activities will be relocated from our Independence, Kansas manufacturing facility to our manufacturing facility in Reynosa, Mexico.  The following table summarizes the Orlando Plant Rationalization Program’s current forecast estimate through the end of the program, and the amounts incurred through December 31, 2017:

	Forecast	Amounts Incurred Through December 31, 2017
	(In thousands)
Restructuring and integration expense	$2,900	$1,758
Capital expenditures	800	530
Temporary incremental operating expense	300	158
Total	$4,000	$2,446

Temporary incremental operating expense consists of labor and overhead inefficiencies during the program resulting from running duplicate facilities.

Index
For a detailed discussion on the restructuring and integration costs, see Note 3, “Restructuring and Integration Expense (Income),” of the notes to our consolidated financial statements.

Liquidity and Capital Resources

Operating Activities.  During 2017, cash provided by operations was $64.6 million, compared to $97.8 million in 2016.  During 2017, the year-over-year decrease in operating cash flow is primarily the result of (1) lower net earnings, which was offset, in part, by the decrease in deferred tax assets as a result of the enactment of the Tax Cuts and Jobs Act; (2) the year-over-year decrease in accounts payable compared to the year-over-year increase in accounts payable in the same period of 2016; (3) the year-over-year decrease in sundry payables and accrued expenses compared to the year-over-year increase in sundry payables and accrued expenses in the same period of 2016; and (4) the year-over-year increase in prepaid expenses and other current assets compared to the year-over-year decrease in prepaid expenses and other current assets in the same period of 2016.  Partially offsetting the unfavorable result in operating cash flow was (1) the smaller year-over-year increase in accounts receivable; and (2) the smaller year-over-year increase in inventories.

Net earnings during 2017 were $38 million compared to $60.4 million in the same period of 2016.  As a result of the enactment of the Tax Cuts and Jobs Act, included in net earnings in 2017 is a noncash increase in the provision for income taxes of $17.5 million, resulting from the remeasurement of our deferred tax assets of $16.1 million, and an increase in tax of $1.4 million due to the deemed repatriation of earnings of our foreign subsidiaries, which offset, in part, the year-over-year decline in net earnings.  During the year ended December 31, 2017, (1) the year-over-year decrease in accounts payable was $7.2 million compared to the year-over-year increase in accounts payable of $7.3 million in 2016; (2) the year-over-year decrease in sundry payables and accrued expenses was $6 million compared to the year-over-year increase in sundry payables and accrued expenses of $21 million in 2016; (3) the year-over-year increase in prepaid expenses and other current assets was $4.9 million compared to the year-over-year decrease in prepaid expenses and other current assets of $3.5 million in 2016; (4) the year-over-year increase in receivables was $5.1 million compared to the year-over-year increase in receivables of $8.8 million in 2016; and (5) the year-over-year increase in inventories was $13.9 million compared to the year-over-year increase in inventories of $20.2 million in 2016.  The decrease in sundry payables and accrued expenses reflects the impact of lower year-over-year incentive compensation expenses.  We continue to actively manage our working capital to maximize our operating cash flow.

During 2016, cash provided by operations was $97.8 million, compared to $65.2 million in 2015.  During 2016, cash provided by operations was favorably impacted by (1) net earnings of $60.4 million compared to net earnings of $46 million in 2015; (2) the increase in accounts payable of $7.3 million compared to the year-over-year increase in accounts payable of $1.9 million in 2015; (3) the increase in sundry payables and accrued expenses of $21 million compared to the year-over-year increase in sundry payables and accrued expenses of $1.9 million in 2015; and (4) the decrease in prepaid expenses and other current assets of $3.5 million compared to the year-over-year decrease in prepaid expenses and other current assets of $0.4 million.  Partially offsetting the favorable result in operating cash flow was (1) the increase in accounts receivable of $8.8 million compared to the year-over-year increase in accounts receivable of $2 million in 2015; and (2) the increase in inventory of $20.2 million compared to the year-over-year increase in inventory of $12.5 million in 2015.  The higher year-over-year increase in sundry payables and accrued expenses in 2016 as compared to 2015 reflects higher employee compensation, and restructuring and integration accruals, which were paid in 2017.  The higher year-over-year increase in inventories in 2016 as compared to 2015 is the result of “safety stock” built in connection with our restructuring and integration programs, while the comparative increase in accounts receivable is the result of the impact of our May 2016 acquisition of the North American automotive ignition wire business of General Cable Corporation.  We continue to actively manage our working capital to maximize our operating cash flow.

Investing Activities.  Cash used in investing activities was $31.2 million in 2017, compared to $88 million in 2016 and $18 million in 2015.  Investing activities in 2017 consisted of (1) the payment $6.8 million representing the first two contributions of the approximate $12.5 million for our acquisition of a 50% interest in a joint venture with Foshan Guangdong Automotive Air Conditioning Co., Ltd., a China-based manufacturer of air conditioning compressors for the automotive aftermarket and the Chinese OE market and (2) capital expenditures of $24.4 million.

Index
Cash used in investing activities was $88 million in 2016.  Investing activities in 2016 consisted of (1) our acquisition of certain assets and the assumption of certain liabilities of General Cable Corporation’s automotive ignition wire business in North America as well as 100% of the equity interests of a General Cable subsidiary in Nogales, Mexico for $67.3 million, net of cash acquired and (2) capital expenditures of $20.9 million.

Cash used in investing activities was $18 million in 2015 which consisted of capital expenditures of $18 million.

Financing Activities.  Cash used in financing activities was $35.9 million in 2017, compared to $7.8 million in 2016, and $41.2 million in 2015.  During 2017, borrowings under our revolving credit facility and our Polish overdraft facility, along with cash provided by operating activities were used to fund the first two contributions of our acquisition of a 50% interest in a joint venture with Foshan Guangdong Automotive Air Conditioning Co., Ltd., purchase shares of our common stock, pay dividends and fund our capital expenditures.  During 2017, we increased borrowings under our revolving credit facility by $2.2 million; borrowed $4.1 million under the Polish overdraft facility, net of payments under our capital lease obligations; and made cash payments of $24.4 million for the repurchase of our common stock.

Cash used by finance activities was $7.8 million in 2016.  Borrowings under our revolving credit facility, along with cash provided by operating activities, were used to fund the acquisition of the North American automotive ignition business of General Cable Corporation, purchase shares of our common stock, pay dividends and fund capital expenditures.  During 2016, we increased borrowings under our revolving credit facility by $7.4 million and made cash payments of $0.4 million for the repurchase of our common stock.

Cash used by finance activities was $41.2 million in 2015.  Cash provided by operating cash flow in 2015 was used to fund capital expenditures, pay dividends, purchase shares of our common stock and reduce borrowings under our revolving credit facility.  During 2015, we reduced borrowings under our revolving credit facilities by $9.1 million and made cash payments of $19.6 million for the repurchase of our common stock.

Dividends of $17.3 million, $15.4 million and $13.7 million were paid in 2017, 2016 and 2015, respectively.  Quarterly dividends were paid at a rate of $0.19 per share in 2017, $0.17 per share in 2016 and $0.15 per share in 2015.  In February 2018, our Board of Directors voted to increase our quarterly dividend from $0.19 per share in 2017 to $0.21 per share in 2018.

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

Borrowings under the credit agreement are secured by substantially all of our assets, including accounts receivable, inventory and certain fixed assets, and those of certain of our subsidiaries.  Availability under the credit agreement is based on a formula of eligible accounts receivable, eligible inventory, eligible equipment and eligible fixed assets.  After taking into account outstanding borrowings under the credit agreement, there was an additional $142.9 million available for us to borrow pursuant to the formula at December 31, 2017.  Outstanding borrowings under the credit agreement, which are classified as current liabilities, were $57 million and $54.8 million at December 31, 2017 and 2016, respectively.  Borrowings under the credit agreement have been classified as current liabilities based upon the accounting rules and certain provisions in the agreement.

Index
At December 31, 2017, the weighted average interest rate on our credit agreement was 2.7%, which consisted of $57 million in direct borrowings.  At December 31, 2016, the weighted average interest rate on our credit agreement was 2.3%, which consisted of $45 million in direct borrowings at 2% and an alternative base rate loan of $9.8 million at 4%.   Our average daily alternative base rate/index loan balance was $3.8 million and $2.6 million during 2017 and 2016, respectively.

At any time that our borrowing availability is less than the greater of either (a) $25 million, or 10% of the commitments if fixed assets are not included in the borrowing base, or (b) $31.25 million, or 12.5% of the commitments if fixed assets are included in the borrowing base, the terms of the credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain a fixed charge coverage ratio of 1:1 at the end of each fiscal quarter (rolling four quarters).  As of December 31, 2017, we were not subject to these covenants.  The credit agreement permits us to pay cash dividends of $20 million and make stock repurchases of $20 million in any fiscal year subject to a minimum availability of $25 million.  Provided specific conditions are met, the credit agreement also permits acquisitions, permissible debt financing, capital expenditures, and cash dividend payments and stock repurchases of greater than $20 million.

In December 2017, our Polish subsidiary, SMP Poland sp.z.o.o., entered into an overdraft facility with HSBC Bank Polska S.A. (“HSBC Poland”) for Zloty 30 million (approximately $8.2 million).  The facility expires on December 2018.  Borrowings under the overdraft facility will bear interest at a rate equal to WIBOR + 0.75% and are guaranteed by Standard Motor Products, Inc., the ultimate parent company.  At December 31, 2017, borrowings under the overdraft facility were Zloty 16.2 million (approximately $4.7 million).

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

Pursuant to these agreements, we sold $780.5 million and $759.2 million of receivables for the years ended December 31, 2017 and 2016, respectively.  A charge in the amount of $22.6 million, $19.3 million and $14.3 million related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015, respectively.  If we do not enter into these arrangements or if any of the financial institutions with which we enter into these arrangements were to experience financial difficulties or otherwise terminate these arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures to collect future trade accounts receivable.

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

Index
In February 2017, our Board of Directors authorized the purchase of up to $20 million of our common stock under a stock repurchase program.  In November 2017, our Board of Directors authorized the purchase of up to an additional $10 million of our common stock under another stock repurchase program.  Under these programs, during the year ended December 31, 2017, we repurchased 539,760 shares of our common stock at a total cost of $24.8 million.  As of December 31, 2017, there was approximately $5.2 million available for future stock repurchases under the programs.  During the period from January 1, 2018 through February 16, 2018, we repurchased an additional 35,756 shares of our common stock under the programs at a total cost of $1.7 million, thereby leaving approximately $3.5 million available for future stock purchases under the programs.

In February 2016, in connection with our ongoing efforts to improve operating efficiencies and reduce costs, we finalized our intention to implement a plant rationalization initiative.  As part of the plant rationalization, certain production activities will be relocated from our Grapevine, Texas manufacturing facility to facilities in Greenville, South Carolina and Reynosa, Mexico, certain service functions will be relocated from Grapevine, Texas to our administrative offices in Lewisville, Texas, and our Grapevine, Texas facility will be closed.  As of December 31, 2017, all of our Grapevine, Texas production activities have been relocated to facilities in Greenville, South Carolina and Reynosa, Mexico.  In addition, as part of the program, certain production activities were relocated from our Greenville, South Carolina manufacturing facility to our manufacturing facility in Bialystok, Poland.  One-time plant rationalization costs of approximately $12.8 million are expected to be incurred, consisting of restructuring and integration expenses of approximately $5.8 million related to employee severance and relocation of certain machinery and equipment; capital expenditures of approximately $3.9 million; and temporary incremental operating expenses of approximately $3.1 million, which consists of labor and overhead inefficiencies during the program resulting from running duplicate facilities.  Substantially all of the one-time plant rationalization costs have been incurred as of December 31, 2017, a portion of which will result in future cash expenditures.  As of December 31, 2017, cash expenditures of approximately $11.1 million have been made related to the program.  The plant rationalization program is substantially completed.

In connection with our acquisition of the North American automotive ignition wire business of General Cable Corporation in May 2016, we incurred certain integration expenses, including costs incurred in connection with the consolidation of the General Cable Corporation Altoona, Pennsylvania wire distribution center into our existing wire distribution center in Edwardsville, Kansas and the relocation of certain machinery and equipment.  In October 2016, we further announced our plan to relocate all production from the acquired Nogales, Mexico wire set assembly operation to our existing wire assembly facility in Reynosa, Mexico and to close the Nogales, Mexico plant.  One-time plant rationalization costs related to the program of approximately $10.7 million are expected to be incurred, consisting of restructuring and integration expenses of approximately $4.1 million related to employee severance and relocation of certain machinery and equipment; capital expenditures of approximately $0.7 million; and temporary incremental operating expenses of approximately $5.9 million, which consists of labor and overhead inefficiencies during the program resulting from running duplicate facilities.  Substantially all of the one-time rationalization costs are expected to result in future cash expenditures and will be recognized throughout the program.  As of December 31, 2017, cash expenditures of approximately $6.9 million have been made related to the program.  We anticipate that the wire and cable relocation program will be completed by the second half of 2018.

In January 2017, to further our ongoing efforts to improve operating efficiencies and reduce costs, we finalized our intention to implement a plant rationalization initiative at our Orlando, Florida facility.  As part of the plant rationalization, we will relocate production activities from our Orlando, Florida manufacturing facility to Independence, Kansas, and close our Orlando, Florida facility.  In addition, certain production activities will be relocated from our Independence, Kansas manufacturing facility to our manufacturing facility in Reynosa, Mexico.  One-time plant rationalization costs related to the program of approximately $4 million are expected to be incurred, consisting of restructuring and integration expenses of approximately $2.9 million related to employee severance and relocation of certain machinery and equipment; capital expenditures of approximately $0.8 million; and temporary incremental operating expenses of approximately $0.3 million, which consists of labor and overhead inefficiencies during the program resulting from running duplicate facilities.  Substantially all of the one-time rationalization costs are expected to result in future cash expenditures and will be recognized throughout the program.  As of December 31, 2017, cash expenditures of approximately $1.5 million have been made related to the program.  We anticipate that the Orlando plant rationalization program will be completed by the second half of 2018.

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

The following table summarizes our contractual commitments as of December 31, 2017 and expiration dates of commitments through 2026(a) (b):

(In thousands)	2018	2019	2020	2021	2022	2023- 2026	Total
Lease obligations	$9,485	$8,078	$6,990	$6,355	$5,364	$3,932	$40,204
Postretirement	440	42	38	33	29	91	673
Severance payments related to restructuring and integration	2,413	209	163	56	13	—	2,854
Total commitments	$12,338	$8,329	$7,191	$6,444	$5,406	$4,023	$43,731

(a)
Indebtedness under our revolving credit facilities is not included in the table above as it is reported as a current liability in our consolidated balance sheets.  As of December 31, 2017, amounts outstanding under our revolving credit facilities were $57 million.

(b)
We anticipate total aggregate future severance payments of approximately $2.9 million related to the plant rationalization program, the wire and cable relocation program and the Orlando plant rationalization program.  All programs are expected to be completed by the second half of 2018.

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

We utilize cores (used parts) in our remanufacturing processes for air conditioning compressors, diesel injectors, and diesel pumps.  The production of air conditioning compressors, diesel injectors, and diesel pumps involves the rebuilding of used cores, which we acquire either in outright purchases from used parts brokers or from returns pursuant to an exchange program with customers.  Under such exchange programs, we reduce our inventory, through a charge to cost of sales, when we sell a finished good compressor, diesel injector, or diesel pump and put back to inventory the used core exchanged at standard cost through a credit to cost of sales when it is actually received from the customer.

Sales Returns and Other Allowances and Allowance for Doubtful Accounts. We must make estimates of potential future product returns related to current period product revenue.  We analyze historical returns, current economic trends, and changes in customer demand when evaluating the adequacy of the sales returns and other allowances.  Significant judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period.  At December 31, 2017, the allowance for sales returns was $35.9 million.

Similarly, we must make estimates of the uncollectability of our accounts receivables. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit‑worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  At December 31, 2017, the allowance for doubtful accounts and for discounts was $5 million.

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

Index
We maintain valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  In determining whether a valuation allowance is warranted, we evaluate factors such as prior earnings history, expected future earnings, carryback and carryforward periods and tax strategies. We consider all positive and negative evidence to estimate if sufficient future taxable income will be generated to realize the deferred tax asset.  We consider cumulative losses in recent years as well as the impact of one-time events in assessing our pre-tax earnings.  Assumptions regarding future taxable income require significant judgment.  Our assumptions are consistent with estimates and plans used to manage our business, which includes restructuring and integration initiatives that are expected to generate significant savings in future periods.

The valuation allowance of $0.4 million as of December 31, 2017 is intended to provide for the uncertainty regarding the ultimate realization of our U.S. foreign tax credit carryovers and foreign net operating loss carryovers. The assessment of the adequacy of our valuation allowance is based on our estimates of taxable income in these jurisdictions and the period over which our deferred tax assets will be recoverable.  Based on these considerations, we believe it is more likely than not that we will realize the benefit of the net deferred tax asset of $32.4 million as of December 31, 2017, which is net of the remaining valuation allowance.

In the event that actual results differ from these estimates, or we adjust these estimates in future periods for current trends or expected changes in our estimating assumptions, we may need to modify the level of the valuation allowance which could materially impact our business, financial condition and results of operations.

In accordance with generally accepted accounting practices, we recognize in our financial statements only those tax positions that meet the more-likely-than-not recognition threshold. We establish tax reserves for uncertain tax positions that do not meet this threshold.  As of December 31, 2017, we do not believe there is a need to establish a liability for uncertain tax positions.  Penalties and interest associated with income tax matters are included in the provision for income taxes in our consolidated statement of operations.

In December 2017, the U.S. enacted the Tax Cuts and Jobs Act (“the Act”), which included a broad range of tax reform affecting businesses, including the reduction of the federal corporate tax rate from 35% to 21%, changes in the deductibility of certain business expenses, and the manner in which international operations are taxed in the U.S.  For a discussion of the impact of the Act on our consolidated financial statements, see Note 16, “Income Taxes,” of the notes to our consolidated financial statements.

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

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk, primarily related to foreign currency exchange and interest rates. These exposures are actively monitored by management. Our exposure to foreign exchange rate risk is due to certain costs, revenues and borrowings being denominated in currencies other than one of our subsidiary’s functional currency.  Similarly, we are exposed to market risk as the result of changes in interest rates, which may affect the cost of our financing. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures.  We do not hold or issue derivative financial instruments for trading or speculative purposes.  As of December 31, 2017, we did not have any derivative financial instruments.

Exchange Rate Risk

We have exchange rate exposure, primarily, with respect to the Canadian Dollar, the Euro, the British Pound, the Polish Zloty, the Mexican Peso, the Taiwan Dollar, the Chinese Yuan Renminbi and the Hong Kong Dollar.  As of December 31, 2017, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore, the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows.  This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the incremental effect of such a change on our foreign currency denominated revenues.

Interest Rate Risk

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements.  We invest our excess cash in highly liquid short-term investments.  Substantially all of our debt is variable rate debt as of December 31, 2017 and 2016.  Depending upon the level of borrowings under our revolving credit facility and our Polish overdraft facility, and our excess cash, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate may have an approximate $0.8 million negative impact on our earnings or cash flows.

In addition, from time to time, we sell undivided interests in certain of our receivables to financial institutions.  We enter these agreements at our discretion when we determine that the cost of factoring is less than the cost of servicing our receivables with existing debt.  During the year ended December 31, 2017, we sold $780.5 million of receivables.  Depending upon the level of sales of receivables pursuant these agreements, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the margin rate may have an approximate $7.8 million negative impact on our earnings or cash flows.  The charge related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control - Integrated Framework.  Based on our assessment using those criteria, we concluded that, as of December 31, 2017, our internal control over financial reporting is effective.

Our independent registered public accounting firm, KPMG LLP, has audited our consolidated financial statements as of and for the year ended December 31, 2017 and has also audited the effectiveness of our internal control over financial reporting as of December 31, 2017.  KPMG’s report appears on the following pages of this “Item 8. Financial Statements and Supplementary Data.”

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM –
INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors
Standard Motor Products, Inc. and Subsidiaries:

Opinion on Internal Control Over Financial Reporting

We have audited Standard Motor Products, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement Schedule II, Valuation and Qualifying Accounts (collectively, the “consolidated financial statements”), and our report dated February 22, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

Index
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
New York, New York
February 22, 2018

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM –
CONSOLIDATED FINANCIAL STATEMENTS

To the Stockholders and Board of Directors
Standard Motor Products, Inc. and Subsidiaries:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Standard Motor Products, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement Schedule II, Valuation and Qualifying Accounts (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2010.

New York, New York
February 22, 2018

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands, except share and per share data)
Net sales	$1,116,143	$1,058,482	$971,975
Cost of sales	789,487	735,995	690,987
Gross profit	326,656	322,487	280,988
Selling, general and administrative expenses	223,584	221,658	206,287
Restructuring and integration expense (income)	6,173	3,957	(134)
Other income, net	1,275	1,195	1,025
Operating income	98,174	98,067	75,860
Other non-operating income (expense), net	597	2,059	(220)
Interest expense	2,329	1,556	1,537
Earnings from continuing operations before taxes	96,442	98,570	74,103
Provision for income taxes	52,812	36,158	25,983
Earnings from continuing operations	43,630	62,412	48,120
Loss from discontinued operations, net of income tax benefit of $3,769, $1,322 and $1,401	(5,654)	(1,982)	(2,102)
Net earnings	$37,976	$60,430	$46,018
Net earnings per common share – Basic:
Earnings from continuing operations	$1.92	$2.75	$2.11
Discontinued operations	(0.25)	(0.09)	(0.09)
Net earnings per common share – Basic	$1.67	$2.66	$2.02
Net earnings per common share – Diluted:
Earnings from continuing operations	$1.88	$2.70	$2.08
Discontinued operations	(0.24)	(0.08)	(0.09)
Net earnings per common share – Diluted	$1.64	$2.62	$1.99
Dividends declared per share	$0.76	$0.68	$0.60
Average number of common shares	22,726,491	22,722,517	22,811,862
Average number of common shares and dilutive common shares	23,198,392	23,082,578	23,142,394

See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Net earnings	$37,976	$60,430	$46,018
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7,027	(5,294)	(5,739)
Pension and postretirement plans:
Amortization of:
Prior service benefit	—	(54)	(112)
Unrecognized (gain) loss	(661)	763	2,261
Unrecognized actuarial gains	481	542	462
Plan settlement	—	—	654
Foreign currency exchange rate changes	—	3	(23)
Income tax related to pension and postretirement plans	72	(514)	(1,325)
Pension and postretirement plans, net of tax	(108)	740	1,917
Total other comprehensive income (loss), net of tax	6,919	(4,554)	(3,822)
Comprehensive income	$44,895	$55,876	$42,196

See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(Dollars in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,323	$19,796
Accounts receivable, less allowances for discounts and doubtful accounts of $4,967 and $4,425 in 2017 and 2016, respectively	140,057	134,630
Inventories	326,411	312,477
Prepaid expenses and other current assets	12,300	7,318
Total current assets	496,091	474,221

Property, plant and equipment, net	89,103	78,499
Goodwill	67,413	67,231
Other intangibles, net	56,261	64,056
Deferred incomes taxes	32,420	51,127
Other assets	46,279	33,563
Total assets	$787,567	$768,697
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$57,000	$54,812
Current portion of other debt	4,699	43
Accounts payable	77,990	83,878
Sundry payables and accrued expenses	51,911	45,147
Accrued customer returns	35,916	40,176
Accrued rebates	35,346	29,127
Payroll and commissions	23,035	30,658
Total current liabilities	285,897	283,841

Long-term debt	79	120
Other accrued liabilities	14,561	12,380
Accrued asbestos liabilities	33,376	31,328
Total liabilities	333,913	327,669
Commitments and contingencies

Stockholders’ equity:
Common Stock - par value $2.00 per share:
Authorized 30,000,000 shares, issued 23,936,036 shares	47,872	47,872
Capital in excess of par value	100,057	96,850
Retained earnings	357,153	336,464
Accumulated other comprehensive income	(4,109)	(11,028)
Treasury stock - at cost (1,424,025 shares and 1,101,487 shares in 2017 and 2016, respectively)	(47,319)	(29,130)
Total stockholders’ equity	453,654	441,028
Total liabilities and stockholders’ equity	$787,567	$768,697

See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$37,976	$60,430	$46,018
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	23,916	20,457	17,637
Amortization of deferred financing cost	343	346	635
Increase to allowance for doubtful accounts	972	210	3,371
Increase to inventory reserves	3,300	5,371	1,864
Amortization of deferred gain on sale of buildings	(1,048)	(1,048)	(1,048)
Equity (income) loss from joint ventures	602	(2,029)	(976)
Employee Stock Ownership Plan allocation	2,159	2,021	2,208
Stock-based compensation	7,638	6,127	5,379
Excess tax benefits related to exercise of employee stock grants	—	(849)	(1,254)
(Increase) decrease in deferred income taxes	19,059	(691)	(1,494)
Increase (decrease) in tax valuation allowance	(128)	65	87
Loss on discontinued operations, net of tax	5,654	1,982	2,102
Change in assets and liabilities:
Increase in accounts receivable	(5,100)	(8,826)	(1,996)
Increase in inventories	(13,901)	(20,155)	(12,503)
(Increase) decrease in prepaid expenses and other current assets	(4,869)	3,475	367
Increase (decrease) in accounts payable	(7,186)	7,345	1,882
Increase (decrease) in sundry payables and accrued expenses	(6,015)	20,990	1,874
Net changes in other assets and liabilities	1,245	2,584	1,018
Net cash provided by operating activities	64,617	97,805	65,171

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and investments in businesses	(6,808)	(67,289)	—
Capital expenditures	(24,442)	(20,921)	(18,047)
Other investing activities	22	192	36
Net cash used in investing activities	(31,228)	(88,018)	(18,011)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under line-of-credit agreements	2,188	7,384	(9,131)
Net borrowings (payments) of other debt and capital lease obligations	4,065	89	(170)
Purchase of treasury stock	(24,376)	(377)	(19,623)
Increase (decrease) in overdraft balances	(534)	(254)	851
Payments of debt issuance costs	—	—	(748)
Proceeds from exercise of employee stock options	—	—	109
Excess tax benefits related to the exercise of employee stock grants	—	849	1,254
Dividends paid	(17,287)	(15,447)	(13,697)
Net cash used in financing activities	(35,944)	(7,756)	(41,155)
Effect of exchange rate changes on cash	82	(1,035)	(933)
Net increase (decrease) in cash and cash equivalents	(2,473)	996	5,072
CASH AND CASH EQUIVALENTS at beginning of year	19,796	18,800	13,728
CASH AND CASH EQUIVALENTS at end of year	$17,323	$19,796	$18,800

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,944	$1,207	$901
Income taxes	$34,543	$32,505	$27,513
Noncash investing activity:
Accrual for final contribution of acquired investment	$5,740	$—	$—

See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2017, 2016 and 2015

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
(In thousands)
BALANCE AT DECEMBER 31, 2014	$47,872	$91,411	$259,160	$(2,652)	$(21,638)	$374,153
Net earnings	—	—	46,018	—	—	46,018
Other comprehensive loss, net of tax	—	—	—	(3,822)	—	(3,822)
Cash dividends paid ($0.60 per share)	—	—	(13,697)	—	—	(13,697)
Purchase of treasury stock	—	—	—	—	(19,623)	(19,623)
Stock-based compensation and related tax benefits	—	833	—	—	5,700	6,533
Stock options exercised and related tax benefits	—	2	—	—	207	209
Employee Stock Ownership Plan	—	1,001	—	—	1,207	2,208

BALANCE AT DECEMBER 31, 2015	47,872	93,247	291,481	(6,474)	(34,147)	391,979
Net earnings	—	—	60,430	—	—	60,430
Other comprehensive loss, net of tax	—	—	—	(4,554)	—	(4,554)
Cash dividends paid ($0.68 per share)	—	—	(15,447)	—	—	(15,447)
Purchase of treasury stock	—	—	—	—	(377)	(377)
Stock-based compensation and related tax benefits	—	3,148	—	—	3,828	6,976
Employee Stock Ownership Plan	—	455	—	—	1,566	2,021

BALANCE AT DECEMBER 31, 2016	47,872	96,850	336,464	(11,028)	(29,130)	441,028
Net earnings	—	—	37,976	—	—	37,976
Other comprehensive income, net of tax	—	—	—	6,919	—	6,919
Cash dividends paid ($0.76 per share)	—	—	(17,287)	—	—	(17,287)
Purchase of treasury stock	—	—	—	—	(24,779)	(24,779)
Stock-based compensation	—	2,193	—	—	5,445	7,638
Employee Stock Ownership Plan	—	1,014	—	—	1,145	2,159

BALANCE AT DECEMBER 31, 2017	$47,872	$100,057	$357,153	$(4,109)	$(47,319)	$453,654

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

Use of Estimates

In conformity with generally accepted accounting principles, we have made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements. Some of the more significant estimates include allowances for doubtful accounts, cash discounts, valuation of inventory, valuation of long-lived assets, goodwill and other intangible assets, depreciation and amortization of long-lived assets, product liability exposures, other postretirement benefits, asbestos, environmental and litigation matters, valuation of deferred tax assets, share based compensation and sales returns and other allowances.  We can give no assurances that actual results will not differ from those estimates.  Although we do not believe that there is a reasonable likelihood that there will be a material change in the future estimate or in the assumptions that we use in calculating the estimate, unforeseen changes in the industry, or business could materially impact the estimate and may have a material adverse effect on our business, financial condition and results of operations.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Inventories

Inventories are valued at the lower of cost and net realizable value.  Cost is determined on the first-in first-out basis.  Where appropriate, standard cost systems are utilized for purposes of determining cost; the standards are adjusted as necessary to ensure they approximate actual costs.  Estimates of lower of cost and net realizable value of inventory are determined by comparing the actual cost of the product to the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation of the inventory.

We also evaluate inventories on a regular basis to identify inventory on hand that may be obsolete or in excess of current and future projected market demand.  For inventory deemed to be obsolete, we provide a reserve on the full value of the inventory.  Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates our estimate of future demand.  Future projected demand requires management judgment and is based upon (a) our review of historical trends and (b) our estimate of projected customer specific buying patterns and trends in the industry and markets in which we do business.  Using rolling twelve month historical information, we estimate future demand on a continuous basis.  As such, the historical volatility of such estimates has been minimal.  We maintain provisions for inventory reserves of $41.5 million and $47.9 million as of December 31, 2017 and 2016, respectively.

We utilize cores (used parts) in our remanufacturing processes for air conditioning compressors, diesel injectors, and diesel pumps.  The production of air conditioning compressors, diesel injectors, and diesel pumps involves the rebuilding of used cores, which we acquire either in outright purchases from used parts brokers, or from returns pursuant to an exchange program with customers.  Under such exchange programs, we reduce our inventory, through a charge to cost of sales, when we sell a finished good compressor, diesel injector, or diesel pump and put back to inventory the used core exchanged at standard cost through a credit to cost of sales when it is actually received from the customer.

Property, Plant and Equipment

These assets are recorded at historical cost and are depreciated using the straight-line method of depreciation over the estimated useful lives as follows:

Estimated Life
Buildings	25 to 33-1/2 years
Building improvements	10 to 25 years
Machinery and equipment	5 to 12 years
Tools, dies and auxiliary equipment	3 to 8 years
Furniture and fixtures	3 to 12 years

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

Selling, General and Administration Expenses

Selling, general and administration expenses include shipping costs and advertising, which are expensed as incurred.  Shipping and handling charges, as well as freight to customers, are included in distribution expenses as part of selling, general and administration expenses.

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

We maintain valuation allowances when it is more likely than not that all or a portion of a deferred asset will not be realized.  The valuation allowance is intended to provide for the uncertainty regarding the ultimate utilization of our U.S. foreign tax credit carryovers and foreign net operating loss carryovers.  In determining whether a valuation allowance is warranted, we consider all positive and negative evidence and all sources of taxable income such as prior earnings history, expected future earnings, carryback and carryforward periods and tax strategies to estimate if sufficient future taxable income will be generated to realize the deferred tax asset.  The assessment of the adequacy of our valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.  In the event that actual results differ from these estimates, or we adjust these estimates in future periods for current trends or expected changes in our estimating assumptions, we may need to modify the level of valuation allowance which could materially impact our business, financial condition and results of operations.

The valuation allowance of $0.4 million as of December 31, 2017 is intended to provide for the uncertainty regarding the ultimate realization of our U.S. foreign tax credit carryovers and foreign net operating loss carryovers.  Based on these considerations, we believe it is more likely than not that we will realize the benefit of the net deferred tax asset of $32.4 million as of December 31, 2017, which is net of the remaining valuation allowance.

Tax benefits are recognized for an uncertain tax position when, in management’s judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority.  For a tax position that meets the more-likely-than-not recognition threshold, the tax benefit is measured as the largest amount that is judged to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority.  The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances and when new information becomes available.  Such adjustments are recognized entirely in the period in which they are identified.  The effective tax rate includes the net impact of changes in the liability for uncertain tax positions.  As of December 31, 2017, we do not believe there is a need to establish a liability for uncertain tax positions.

In December 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which included a broad range of tax reform affecting businesses, including the reduction of the federal corporate tax rate from 35% to 21%, changes in the deductibility of certain business expenses, and the manner in which international operations are taxed in the U.S.  For a discussion of the impact of the Act on our consolidated financial statements, see Note 16, “Income Taxes,” of the notes to our consolidated financial statements.

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

	2017	2016	2015
	(In thousands)
Weighted average common shares outstanding – Basic	22,726	22,723	22,812
Plus incremental shares from assumed conversions:
Dilutive effect of restricted shares and performance shares	472	360	330
Weighted average common shares outstanding – Diluted	23,198	23,083	23,142

The average shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method.

	2017	2016	2015
	(In thousands)
Restricted and performance shares	248	304	307

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

With respect to accounts receivable, such receivables are primarily from warehouse distributors and major retailers in the automotive aftermarket industry located in the U.S.  We perform ongoing credit evaluations of our customers’ financial conditions.  Our five largest individual customers accounted for approximately 70% of our consolidated net sales in 2017 and 2016, and approximately 68% of our consolidated net sales in 2015.  During 2017, O’Reilly Automotive, Inc., Advance Auto Parts, Inc., NAPA Auto Parts, and AutoZone, Inc. accounted for 21%, 17%, 16% and 10% of our consolidated net sales, respectively.  Net sales from each of the customers were reported in both our Engine Management and Temperature Control Segments.  The loss of one or more of these customers or, a significant reduction in purchases of our products from any one of them, could have a materially adverse impact on our business, financial condition and results of operations.

Substantially all of the cash and cash equivalents, including foreign cash balances, at December 31, 2017 and 2016 were uninsured.  Foreign cash balances at December 31, 2017 and 2016 were $13.1 million and $16.5 million, respectively.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Recently Issued Accounting Pronouncements

Standards not yet adopted as of December 31, 2017

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“Topic 606”), which replaces numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single comprehensive revenue recognition model for recognizing revenue from contracts with customers. Under the new guidance, an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application.  In July 2015, the FASB approved ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date which defers by one year the mandatory effective date of its revenue recognition standard.  The new standard is effective for annual reporting periods beginning after December 15, 2017.

Effective January 1, 2018, we will adopt the requirements of Topic 606 using the modified retrospective method.  Upon adoption, we will recognize the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings.  Using the modified retrospective method of adoption, the comparative information for periods prior to 2018 will not be restated and instead will continue to be reported under the accounting standards in effect for those periods.

We anticipate that the adoption of the new standard will not result in a material difference between the recognition of revenue under Topic 606 and prior accounting standards.  For the majority of our net sales, revenue will continue to be recognized when products are shipped from our distribution facilities, or when received by our customers, depending upon the terms of the contract.  Under the new revenue standard, (1) the return of cores from customers used in our manufacturing processes for air conditioning compressors, diesel injectors, and diesel pumps will be estimated and recorded to inventory at the time of sale instead of upon receipt of the returned cores, and (2) overstock returns will be recorded gross of expected recoveries.  Adoption of the new standard will result in an increase in inventory and accrued customer returns, and offsetting changes in net sales and cost of sales, with no material change to our net income on an ongoing basis.  In addition, to meet the disaggregation disclosure requirements under Topic 606, we anticipate our disclosure of revenue disaggregation will be by major product group, geographic area and major sales channels.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table provides a brief description of the additional recent accounting pronouncements that could have an impact on our financial statements:

Standard	Description	Date of adoption	Effects on the financial statements or other significant matters

Standards that are not yet adopted as of December 31, 2017

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

Standards that are not yet adopted as of December 31, 2017

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
	January 1, 2017	We adopted the new standard prospectively. The adoption of the new standard did not have a material effect on our consolidated financial statements for the year ended December 31, 2017.

2.	Business Acquisitions and Investments

2017 Equity Investment

Foshan FGD SMP Automotive Compressor Co., Ltd.

In November 2017, we formed a 50/50 joint venture with Foshan Guangdong Automotive Air Conditioning Co., Ltd. (“FGD”), a China-based manufacturer of air conditioning compressors for the automotive aftermarket and the Chinese OE market.  We acquired our 50% interest in the joint venture for approximately $12.5 million.  We determined that due to a lack of a voting majority, and other qualitative factors, we do not control the operations of the joint venture and accordingly, our investment in the joint venture is accounted for under the equity method of accounting.

2016 Business Acquisitions

General Cable Corporation North American Automotive Ignition Wire Business Acquisition

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

Incremental net sales from the acquisition included in our consolidated statements of operations were $38.4 million for the year ended December 31, 2017.

3.	Restructuring and Integration Expense (Income)

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of and for the years ended December 31, 2017 and 2016, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2015	$270	$591	$861
Restructuring and integration costs:
Amounts provided for during 2016	2,934	1,023	3,957
Cash payments	(392)	(1,154)	(1,546)
Reclassification to ongoing accrued liabilities (1)	(236)	(460)	(696)
Exit activity liability at December 31, 2016	$2,576	$—	$2,576
Restructuring and integration costs:
Amounts provided for during 2017	2,220	3,953	6,173
Cash payments	(1,979)	(3,702)	(5,681)
Foreign currency exchange rate changes and other	37	(251)	(214)
Exit activity liability at December 31, 2017	$2,854	$—	$2,854

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restructuring Costs

Plant Rationalization Program

In February 2016, in connection with our ongoing efforts to improve operating efficiencies and reduce costs, we finalized our intention to implement a plant rationalization initiative.  As part of the plant rationalization, certain production activities will be relocated from our Grapevine, Texas manufacturing facility to facilities in Greenville, South Carolina and Reynosa, Mexico, certain service functions will be relocated from Grapevine, Texas to our administrative offices in Lewisville, Texas, and our Grapevine, Texas facility will be closed.  As of December 31, 2017, all of our Grapevine, Texas production activities have been relocated to facilities in Greenville, South Carolina and Reynosa, Mexico.  In addition, as part of the program, certain production activities were relocated from our Greenville, South Carolina manufacturing facility to our manufacturing facility in Bialystok, Poland.  Restructuring and integration expenses expected to be incurred throughout the program of approximately $5.8 million consists of employee severance and relocation of certain machinery and equipment.  Through December 31, 2017, total restructuring and integration expenses related to the program of $5.6 million were recognized.  As of December 31, 2017, the plant rationalization program is substantially completed.

Activity, by segment, for the year ended December 31, 2017 and 2016 related to our plant rationalization program consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2015	$—	$—	$—	$—
Restructuring and integration costs:
Amounts provided for during 2016	844	2,361	—	3,205
Cash payments	(833)	(318)	—	(1,151)
Exit activity liability at December 31, 2016	$11	$2,043	$—	$2,054
Restructuring and integration costs:
Amounts provided for during 2017	631	1,774	—	2,405
Cash payments	(642)	(2,341)	—	(2,983)
Exit activity liability at December 31, 2017	$—	$1,476	$—	$1,476

Orlando Plant Rationalization Program

In January 2017, to further our ongoing efforts to improve operating efficiencies and reduce costs, we finalized our intention to implement a plant rationalization initiative at our Orlando, Florida facility.  As part of the plant rationalization, we will relocate production activities from our Orlando, Florida manufacturing facility to Independence, Kansas, and close our Orlando, Florida facility.  In addition, certain production activities will be relocated from our Independence, Kansas manufacturing facility to our manufacturing facility in Reynosa, Mexico.  Restructuring and integration expenses expected to be incurred throughout the program of approximately $2.9 million consists of employee severance and relocation of certain machinery and equipment.  Through December 31, 2017, total restructuring and integration expenses related to the program of $1.8 million were recognized.  We anticipate that the Orlando plant rationalization will be completed by the second half of 2018.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Activity, by segment, for the year ended December 31, 2017 related to our Orlando plant rationalization program consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2016	$—	$—	$—	$—
Restructuring and integration costs:
Amounts provided for during 2017	1,758	—	—	1,758
Cash payments	(772)	—	—	(772)
Exit activity liability at December 31, 2017	$986	$—	$—	$986

Integration Costs

Wire and Cable Relocation

In connection with our acquisition of the North American automotive ignition wire business of General Cable Corporation in May 2016, we incurred certain integration expenses, including costs incurred in connection with the consolidation of the General Cable Corporation Altoona, Pennsylvania wire distribution center into our existing wire distribution center in Edwardsville, Kansas and the relocation of certain machinery and equipment.  In October 2016, we further announced our plan to relocate all production from the acquired Nogales, Mexico wire set assembly operation to our existing wire assembly facility in Reynosa, Mexico and to close the Nogales, Mexico plant.  Integration expenses expected to be incurred related to the closure of the Nogales, Mexico plant include employee severance and the relocation of certain machinery and equipment.  Total integration expenses of $4.1 million are expected to be incurred related to the wire and cable relocation program.  Through December 31, 2017, integration expenses related to the program of $2.5 million were recognized.  We anticipate that the wire and cable relocation program will be completed by the second half of 2018.

Activity, by segment, for the year ended December 31, 2017 and 2016 related to our wire and cable relocation program consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2015	$—	$—	$—	$—
Restructuring and integration costs:
Amounts provided for during 2016	714	—	—	714
Cash payments	(192)	—	—	(192)
Exit activity liability at December 31, 2016	$522	$—	$—	$522
Restructuring and integration costs:
Amounts provided for during 2017	1,759	—	—	1,759
Cash payments	(1,926)	—	—	(1,926)
Foreign currency exchange rate changes	37	—	—	37
Exit activity liability at December 31, 2017	$392	$—	$—	$392

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Sale of Receivables

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

Pursuant to these agreements, we sold $780.5 million and $759.2 million of receivables for the years ended December 31, 2017 and 2016, respectively.  A charge in the amount of $22.6 million, $19.3 million and $14.3 million related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015, respectively.  If we do not enter into these arrangements or if any of the financial institutions with which we enter into these arrangements were to experience financial difficulties or otherwise terminate these arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures to collect future trade accounts receivable.

5.	Inventories

	December 31,
	2017	2016
	(In thousands)
Finished goods	$209,800	$203,700
Work-in-process	7,536	6,823
Raw materials	109,075	101,954
Total inventories	$326,411	$312,477

6.	Property, Plant and Equipment

	December 31,
	2017	2016
	(In thousands)
Land, buildings and improvements	$46,930	$46,447
Machinery and equipment	132,467	128,650
Tools, dies and auxiliary equipment	45,769	44,683
Furniture and fixtures	28,352	27,482
Leasehold improvements	10,348	8,369
Construction-in-progress	16,318	14,419
Total property, plant and equipment	280,184	270,050
Less accumulated depreciation	191,081	191,551
Total property, plant and equipment, net	$89,103	$78,499

Depreciation expense was $15.4 million in 2017, $12.8 million in 2016 and $12.1 million 2015.

7.	Goodwill and Other Intangible Assets

Goodwill

We assess the impairment of long‑lived and identifiable intangibles assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  With respect to goodwill, we test for impairment on an annual basis or in interim periods if an event occurs or circumstances change that may indicate the fair value of a reporting unit is below its carrying amount.  We completed our annual impairment test of goodwill as of December 31, 2017.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

When performing our evaluation of goodwill for impairment, if we conclude qualitatively that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is not required.  If we are unable to reach this conclusion, then we would perform the two-step impairment test.  We elected to bypass the qualitative assessment and have decided to perform the two-step impairment test for goodwill at both the Engine Management and Temperature Control reporting units at December 31, 2017.  The first step of the impairment analysis consists of a comparison of the fair value of the reporting units with their respective carrying amounts, including goodwill.  If the fair value of the reporting unit exceeds the carrying amount of the reporting unit, step two of the impairment analysis is not required.  The fair values of the Engine Management and Temperature Control reporting units were determined based upon the Income Approach, which estimates the fair value based on future discounted cash flows, and the Market Approach, which estimates the fair value based on market prices of comparable companies.  We base our fair value estimates on projected financial information which we believe to be reasonable.  We also considered our total market capitalization as of December 31, 2017.  Our December 31, 2017 annual goodwill impairment analysis did not result in an impairment charge as it was determined that the fair values of our Engine Management and Temperature Control reporting units were in excess of their carrying amounts.  While the fair values exceed the carrying amounts at the present time and we do not believe that impairments are probable, the performance of the business and brands require continued improvement in future periods to sustain their carrying values.

Changes in the carrying values of goodwill by operating segment during the years ended December 31, 2017 and 2016 are as follows (in thousands):

	Engine Management	Temperature Control	Total
Balance as of December 31, 2015:
Goodwill	$79,099	$14,270	$93,369
Accumulated impairment losses	(38,488)	—	(38,488)
	$40,611	$14,270	$54,881
Activity in 2016
Acquisition of the North American automotive ignition wire business of General Cable Corporation.	$12,746	$—	$12,746
Foreign currency exchange rate change	(396)	—	(396)
Balance as of December 31, 2016:
Goodwill	91,449	14,270	105,719
Accumulated impairment losses	(38,488)	—	(38,488)
	$52,961	$14,270	$67,231
Activity in 2017
Foreign currency exchange rate change	182	—	182
Balance as of December 31, 2017:
Goodwill	91,631	14,270	105,901
Accumulated impairment losses	(38,488)	—	(38,488)
	$53,143	$14,270	$67,413

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Acquired Intangible Assets

Acquired identifiable intangible assets as of December 31, 2017 and 2016 consist of:

	December 31,
	2017	2016
	(In thousands)
Customer relationships	$87,290	$87,070
Trademarks and trade names	6,800	6,800
Non-compete agreements	3,193	3,189
Patents	723	723
Supply agreements	800	800
Leaseholds	160	160
Total acquired intangible assets	98,966	98,742
Less accumulated amortization (1)	(43,853)	(35,830)
Net acquired intangible assets	$55,113	$62,912

(1)	Applies to all intangible assets, except for related trademarks and trade names totaling $5.2 million, which have indefinite useful lives and, as such, are not being amortized.

Total amortization expense for acquired intangible assets was $8 million for the year ended December 31, 2017, $7.1 million for the year ended December 31, 2016, and $4.9 million for the year ended December 31, 2015.  Based on the current estimated useful lives assigned to our intangible assets, amortization expense is estimated to be $7.6 million for 2018, $6.3 million in 2019, $5.9 million in 2020, $4.6 million in 2021 and $25.5 million in the aggregate for the years 2022 through 2031.

Other Intangible Assets

Other intangible assets include computer software.  Computer software as of December 31, 2017 and 2016 totaled $17.2 million and $16.7 million.  Total accumulated computer software amortization as of December 31, 2017 and 2016 was $16.1 million and $15.6 million, respectively.  Computer software is amortized over its estimated useful life of 3 to 10 years.  Amortization expense for computer software was $0.5 million, $0.6 million and $0.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

8.	Other Assets

	December 31,
	2017	2016
	(In thousands)
Equity in joint ventures	$31,184	$19,924
Deferred compensation	13,612	10,763
Long term receivables	—	1,061
Deferred financing costs, net	630	973
Other	853	842
Total other assets, net	$46,279	$33,563

Deferred compensation consists of assets held in a nonqualified defined contribution pension plan as of December 31, 2017 and 2016, respectively.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Equity Method Investments

In November 2017, we formed a 50/50 joint venture with Foshan Guangdong Automotive Air Conditioning Co., Ltd. (“FGD”), a China-based manufacturer of air conditioning compressors for the automotive aftermarket and the Chinese OE market.  We acquired our 50% interest in the joint venture for approximately $12.5 million.  We determined that due to a lack of a voting majority, and other qualitative factors, we do not control the operations of the joint venture and accordingly, our investment in the joint venture is accounted for under the equity method of accounting.  Purchases from FGD from the date of acquisition through December 31, 2017 were not significant.

In April 2014, we formed a 50/50 joint venture with Gwo Yng Enterprise Co., Ltd. (“Gwo Yng”), a China-based manufacturer of air conditioner accumulators, filter driers, hose assemblies and switches for the automotive aftermarket and OEM/OES markets.  We acquired our 50% interest in the joint venture for $14 million.  We determined that due to a lack of a voting majority and other qualitative factors, we do not control the operations of the joint venture and accordingly, our investment in the joint venture is accounted for under the equity method of accounting.  During the years ended December 31, 2017 and 2016, we made purchases from Gwo Yng of approximately $15.1 million and $15.4 million, respectively.

In January 2013, we acquired an approximate 25% minority interest in Orange Electronic Co., Ltd. (“Orange”) for $6.3 million.  Orange is a manufacturer of tire pressure monitoring system sensors and is located in Taiwan.  As of December 31, 2017, our minority interest in Orange of 19.4% is accounted for using the equity method of accounting as we have the ability to exercise significant influence.  During the fourth quarter of 2017, after a review of the recent financial performance and near term prospects for Orange, we determined that the decline in quoted market prices below the carrying amount of our investment in Orange is other than temporary and, as such, recognized a noncash impairment charge of approximately $1.8 million in the quarter.  The impairment charge has been reported in our Engine Management Segment and is included in other non-operating income (expense), net in our consolidated statements of operations.  Purchases from Orange during the years ended December 31, 2017 and 2016 were approximately $4.3 million and $5 million, respectively.

9.	Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	December 31,
	2017	2016
	(In thousands)
Revolving credit facilities	$57,000	$54,812
Other (1)	4,778	163
Total debt	$61,778	$54,975

Current maturities of debt	$61,699	$54,855
Long-term debt	79	120
Total debt	$61,778	$54,975

(1)	Other includes borrowings under our Polish overdraft facility of Zloty 16.2 million (approximately $4.7 million).

Maturities of long-term debt are not material for the year ended December 31, 2018 and beyond.

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

Borrowings under the credit agreement are secured by substantially all of our assets, including accounts receivable, inventory and certain fixed assets, and those of certain of our subsidiaries.  Availability under the credit agreement is based on a formula of eligible accounts receivable, eligible inventory, eligible equipment and eligible fixed assets.  After taking into account outstanding borrowings under the credit agreement, there was an additional $142.9 million available for us to borrow pursuant to the formula at December 31, 2017.  Outstanding borrowings under the credit agreement, which are classified as current liabilities, were $57 million and $54.8 million at December 31, 2017 and 2016, respectively.  Borrowings under the credit agreement have been classified as current liabilities based upon the accounting rules and certain provisions in the agreement.

At December 31, 2017, the weighted average interest rate on our credit agreement was 2.7%, which consisted of $57 million in direct borrowings.  At December 31, 2016, the weighted average interest rate on our credit agreement was 2.3%, which consisted of $45 million in direct borrowings at 2% and an alternative base rate loan of $9.8 million at 4%.   Our average daily alternative base rate loan balance was $3.8 million and $2.6 million during 2017 and 2016, respectively.

At any time that our borrowing availability is less than the greater of either (a) $25 million, or 10% of the commitments if fixed assets are not included in the borrowing base, or (b) $31.25 million, or 12.5% of the commitments if fixed assets are included in the borrowing base, the terms of the credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain a fixed charge coverage ratio of 1:1 at the end of each fiscal quarter (rolling four quarters).  As of December 31, 2017, we were not subject to these covenants.  The credit agreement permits us to pay cash dividends of $20 million and make stock repurchases of $20 million in any fiscal year subject to a minimum availability of $25 million.  Provided specific conditions are met, the credit agreement also permits acquisitions, permissible debt financing, capital expenditures, and cash dividend payments and stock repurchases of greater than $20 million.

Polish Overdraft Facility

In December 2017, our Polish subsidiary, SMP Poland sp.z.o.o., entered into an overdraft facility with HSBC Bank Polska S.A. (“HSBC Poland”) for Zloty 30 million (approximately $8.2 million).  The facility expires on December 2018.  Borrowings under the overdraft facility will bear interest at a rate equal to WIBOR + 0.75% and are guaranteed by Standard Motor Products, Inc., the ultimate parent company.  At December 31, 2017, borrowings under the overdraft facility were Zloty 16.2 million (approximately $4.7 million).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred Financing Costs

We had deferred financing costs of approximately $1 million and $1.3 million as of December 31, 2017 and 2016, respectively.  Deferred financing costs as of December 31, 2017 are related to our revolving credit facility.

Scheduled amortization for future years, assuming no prepayments of principal is as follows:

(In thousands)
2018	$343
2019	343
2020	287
Total amortization	$973

10.	Stockholders’ Equity

We have authority to issue 500,000 shares of preferred stock, $20 par value, and our Board of Directors is vested with the authority to establish and designate any series of preferred, to fix the number of shares therein and the variations in relative rights as between each series.  In December 1995, our Board of Directors established a new series of preferred shares designated as Series A Participating Preferred Stock. The number of shares constituting the Series A Preferred Stock is 30,000.  The Series A Preferred Stock is designed to participate in dividends, ranks senior to our common stock as to dividends and liquidation rights and has voting rights.  Each share of the Series A Preferred Stock shall entitle the holder to one thousand votes on all matters submitted to a vote of the stockholders of the Company.  No such shares were outstanding at December 31, 2017 and 2016.

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

In February 2017, our Board of Directors authorized the purchase of up to $20 million of our common stock under a stock repurchase program.  In November 2017, our Board of Directors authorized the purchase of up to an additional $10 million of our common stock under another stock repurchase program.  Under these programs, during the year ended December 31, 2017, we repurchased 539,760 shares of our common stock at a total cost of $24.8 million.  As of December 31, 2017, there was approximately $5.2 million available for future stock repurchases under the programs.  During the period from January 1, 2018 through February 16, 2018, we repurchased an additional 35,756 shares of our common stock under the programs at a total cost of $1.7 million, thereby leaving approximately $3.5 million available for future stock purchases under the program.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.	Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income by Component

	Foreign Currency Translation Adjustments	Unrecognized Postretirement Benefit Costs (Credit)	Total
	(In thousands)
Balance at December 31, 2015	$(5,958)	$(516)	$(6,474)
Other comprehensive income before reclassifications	(5,294)	332	(4,962)
Amounts reclassified from accumulated other comprehensive income	—	408	408
Other comprehensive income, net	(5,294)	740	(4,554)
Balance at December 31, 2016	$(11,252)	$224	$(11,028)
Other comprehensive income before reclassifications	7,027	289	7,316
Amounts reclassified from accumulated other comprehensive income	—	(397)	(397)
Other comprehensive income, net	7,027	(108)	6,919
Balance at December 31, 2017	$(4,225)	$116	$(4,109)

Reclassifications Out of Accumulated Other Comprehensive Income and into the Consolidated Statements of Operations

	Year Ended December 31,
Details About Accumulated Other Comprehensive Income Components	2017	2016
Amortization of postretirement benefit plans:	(In thousands)
Prior service benefit (1)	$—	$(54)
Unrecognized (gain) loss (1)	(661)	763
Total before income tax	(661)	709
Income tax expense	264	(301)
Total reclassifications for the period	$(397)	$408

(1)
These accumulated other comprehensive income components are included in the computation of net periodic postretirement benefit costs, which are included in selling, general and administrative expenses in our consolidated statements of operations (see Note 14 for additional information).

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

Stock-based compensation expense under our existing plans was $7.1 million ($3.2 million, net of tax), $5.7 million ($3.6 million, net of tax), and $5 million ($3.2 million, net of tax) for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Under the 2016 Omnibus Incentive Plan, 1,100,000 shares are authorized to be issued.  At December 31, 2017, under the plan, there were an aggregate of (a) 418,000 shares of restricted and performance-based stock grants issued, net of forfeitures, and (b) 682,000 shares of common stock available for future grants.  For the year ended December 31, 2017, 207,975 restricted and performance-based shares were granted (152,975 restricted shares and 55,000 performance-based shares).

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

As related to restricted and performance stock shares, we recorded compensation expense of $7.1 million ($3.2 million, net of tax), $5.7 million ($3.6 million, net of tax) and $5 million ($3.2 million, net of tax), for the years ended December 31, 2017, 2016 and 2015, respectively.  The unamortized compensation expense related to our restricted and performance-based shares was $16.6 million and $15.6 million at December 31, 2017 and 2016, respectively and is expected to be recognized over a weighted average period of 4.8 years and 0.3 years for employees and directors, respectively, as of December 31, 2017 and over a weighted average period of 5.7 years and 0.3 years for employees and directors, respectively, as of December 31, 2016.

Our restricted and performance-based share activity was as follows for the years ended December 31, 2017 and 2016:

	Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2015	758,550	$27.19
Granted	212,500	42.93
Vested	(138,427)	31.55
Forfeited	(9,775)	31.79
Balance at December 31, 2016	822,848	30.46
Granted	207,975	42.79
Vested	(169,615)	31.26
Forfeited	(7,250)	37.24
Balance at December 31, 2017	853,958	$33.25

The weighted-average grant date fair value of restricted and performance-based shares outstanding as of December 31, 2017, 2016 and 2015 was $28.4 million (or $33.25 per share), $25.1 million (or $30.46 per share), and $20.6 million (or $27.19 per share), respectively.

13.	Retirement Benefit Plans

Defined Contribution Plans

We maintain various defined contribution plans, which include profit sharing and provide retirement benefits for substantially all of our employees. Matching obligations, in connection with the plans which are funded in cash and typically contributed to the plans in March of the following year, are as follows (in thousands):

U.S. Defined Contribution
Year ended December 31,
2017	$9,980
2016	8,625
2015	8,445

We maintain a defined contribution Supplemental Executive Retirement Plan for key employees.  Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees.  In March 2016, contributions of $0.3 million were made related to calendar year 2015.  In March 2017, contributions of $0.3 million were made related to calendar year 2016.  We have recorded an obligation of $0.6 million for 2017.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We also have an Employee Stock Ownership Plan and Trust (“ESOP”) for employees who are not covered by a collective bargaining agreement.  In connection therewith, we maintain an employee benefits trust to which we contribute shares of treasury stock.  We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under the plan. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released. The trustees will vote the shares in accordance with its fiduciary duties.  During 2017, we contributed to the trust an additional 43,300 shares from our treasury and released 43,300 shares from the trust leaving 200 shares remaining in the trust as of December 31, 2017.  The provision for expense in connection with the ESOP was approximately $2.2 million in 2017, $2 million in 2016 and $2.2 million in 2015.

Defined Benefit Pension Plan

We maintain a defined benefit unfunded Supplemental Executive Retirement Plan (“SERP”).  The SERP, as amended, is a defined benefit plan pursuant to which we will pay supplemental pension benefits to certain key employees upon the attainment of a contractual participant’s payment date based upon the employees’ years of service and compensation.  There was no benefit obligation outstanding related to the SERP as of December 31, 2017 and 2016.

We recorded no expense related to the plan during the years ended December 31, 2017 and December 31, 2016.  Net periodic benefit cost of $2.5 million was recorded related to the plan for the year ended December 31, 2015.

14.	Postretirement Medical Benefits

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The benefit obligation, funded status, and amounts recognized in the consolidated financial statements for our postretirement medical benefit plans as of and for the years ended December 31, 2017 and 2016, were as follows (in thousands):

	Postretirement Benefit Plans
	U.S. Plan		Canadian Plan
	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$1,574	$2,928	$—	$74
Service cost	—	—	—	—
Interest cost	8	11	—	2
Benefits paid	(429)	(831)	—	(17)
Actuarial gain	(481)	(534)	—	(9)
Translation adjustment & other	—	—	—	(50)
Benefit obligation at end of year	$672	$1,574	$—	$—
(Unfunded) status of the plans	$(672)	$(1,574)	$—	$—

	Postretirement Benefit Plan
	U.S. Plan
	2017	2016
Amounts recognized in the balance sheet:
Accrued postretirement benefit liabilities	$672	$1,574
Accumulated other comprehensive (income) loss (pre-tax) related to:
Unrecognized net actuarial losses (gains)	(194)	(374)
Unrecognized prior service cost (credit)	—	—

The estimated net gain that is expected to be amortized from accumulated other comprehensive income into postretirement medical benefits cost during 2018 is not material.

Net periodic benefit cost related to our plans includes the following components (in thousands):

	December 31,
U.S. postretirement plan:	2017	2016	2015
Service cost	$—	$—	$—
Interest cost	8	11	24
Actuarial net (gain) loss	(661)	809	1,548
Net periodic benefit cost (credit)	$(653)	$820	$1,572

Canadian postretirement plan:
Service cost	$—	$—	$—
Interest cost	—	2	3
Amortization of prior service cost	—	(54)	(112)
Actuarial net gain	—	(46)	(22)
Net periodic benefit cost (credit)	$—	$(98)	$(131)
Total net periodic benefit cost (credit)	$(653)	$722	$1,441

Actuarial assumptions used to determine costs and benefit obligations related to our U.S. postretirement plan are as follows:

	December 31,
	2017	2016	2015
Discount rate	0.0%	0.0%	0.0%

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Actuarial assumptions used to determine costs and benefit obligations related to our Canadian postretirement plan are as follows:

	December 31,
	2017	2016	2015
Discount rates	N/A	3.00%	3.00%
Current medical cost trend rate	N/A	N/A	5.71%
Ultimate medical cost trend rate	N/A	N/A	5%
Year trend rate declines to ultimate	N/A	N/A	2017

The Company’s discount rates are determined by considering current yield curves representing high quality, long-term fixed income instruments.  We set our discount rate for the U.S. plan based on a review of the Citigroup Pension Discount Curve and the duration of expected payments in the plan. We set our discount rate for the Canadian plan based upon similar benchmarks in Canada.

The following benefit payments which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2018	$440
2019	42
2020	38
2021	33
2022	29
Years 2023 – 2027	91

A one-percentage-point change in assumed health care cost trend rates would not have a material impact on our plans for 2018.

15.	Other Non-Operating Income (Expense), Net

The components of other non-operating income (expense), net are as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Interest and dividend income	$91	$153	$151
Equity income (loss) from joint ventures (1)	(602)	2,029	976
Gain (loss) on foreign exchange	950	(276)	(719)
Write-off of deferred financing costs	—	—	(773)
Other non-operating income, net	158	153	145
Total other non-operating income (expense), net	$597	$2,059	$(220)

(1)
Year ended December 31, 2017 includes a noncash impairment charge of approximately $1.8 million related to our minority interest investment in Orange Electronic Co., Ltd.  (See Note 8 for additional information).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.	Income Taxes

In December 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which included a broad range of tax reform affecting businesses, including the reduction of the federal corporate tax rate from 35% to 21%, changes in the deductibility of certain business expenses, and the manner in which international operations are taxed in the U.S.  Although the majority of the changes resulting from the Act are effective beginning in 2018, U.S. GAAP requires that certain impacts of the Act be recognized in the income tax provision in the period of enactment.  In connection with the enactment of the Act, our income tax provision for the fourth quarter of 2017 included an increase of $17.5 million, reflecting an increase of $16.1 million for the remeasurement of our net deferred tax assets and an increase in tax of $1.4 million due to the deemed repatriation of earnings of our foreign subsidiaries.

As related to the deemed repatriation of earnings of foreign subsidiaries, the Act includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries.  As a result, all previously unremitted earnings for which no U.S. deferred tax liability had been accrued are now subject to U.S. tax.  In accordance with the guidelines provided in the Act, we have aggregated the estimated untaxed foreign earnings and profits, and utilized participating exemption deductions and available foreign tax credits in deriving the $1.4 million repatriation tax, which will be payable currently.  Notwithstanding the U.S. taxation of these amounts, we intend to continue to invest most or all of these earnings indefinitely outside of the U.S., and do not expect to incur any significant additional taxes related to such amounts.

Although we believe that the impact of the Act has been properly reflected in the fourth quarter of 2017, there may be further adjustments in the coming quarters as the relevant authorities provide further guidance on the impacts of the Act. The following includes the impact of the Act on the year ended December 2017 disclosures.

The income tax provision (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Domestic	$30,742	$33,156	$22,943
Foreign	3,139	3,628	4,324
Total current	33,881	36,784	27,267

Deferred:
Domestic	18,833	(387)	(1,210)
Foreign	98	(239)	(74)
Total deferred	18,931	(626)	(1,284)
Total income tax provision	$52,812	$36,158	$25,983

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Reconciliations between taxes at the U.S. Federal income tax rate and taxes at our effective income tax rate on earnings from continuing operations before income taxes are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015

U.S. Federal income tax rate of 35%	$33,755	$34,500	$25,936
Increase (decrease) in tax rate resulting from:
State and local income taxes, net of federal income tax benefit	3,138	2,944	1,857
Income tax (tax benefits) attributable to foreign income	(149)	(887)	(1,705)
Other non-deductible items, net	(1,319)	(464)	(192)
Impact of Tax Cuts and Jobs Act	17,515	—	—
Change in valuation allowance	(128)	65	87
Provision for income taxes	$52,812	$36,158	$25,983

The following is a summary of the components of the net deferred tax assets and liabilities recognized in the accompanying consolidated balance sheets (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Inventories	$11,498	$18,323
Allowance for customer returns	8,678	15,092
Postretirement benefits	170	607
Allowance for doubtful accounts	1,181	1,589
Accrued salaries and benefits	8,500	11,482
Capital loss	154	234
Tax credit carryforwards	272	420
Deferred gain on building sale	55	489
Accrued asbestos liabilities	8,886	12,638
	39,394	60,874
Valuation allowance	(377)	(505)
Total deferred tax assets	39,017	60,369
Deferred tax liabilities:
Depreciation	5,495	7,410
Other	1,102	1,832
Total deferred tax liabilities	6,597	9,242

Net deferred tax assets	$32,420	$51,127

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The valuation allowance of $0.4 million as of December 31, 2017 is intended to provide for uncertainty regarding the ultimate realization of our U.S. foreign tax credit carryovers and foreign net operating loss carryovers.  Based on these considerations, we believe it is more likely than not that we would realize the benefit of the net deferred tax asset of $32.4 million as of December 31, 2017, which is net of the remaining valuation allowance.

At December 31, 2017, we have foreign tax credit carryforwards of approximately $0.3 million that will expire in varying amounts by 2020.

In accordance with generally accepted accounting practices, we recognize in our financial statements only those tax positions that meet the more-likely-than-not recognition threshold.  We establish tax reserves for uncertain tax positions that do not meet this threshold.  During the years ended December 31, 2017, 2016 and 2015 we did not establish a liability for uncertain tax provisions.

We are subject to taxation in the U.S. and various state, local and foreign jurisdictions.  As of December 31, 2017, the Company is no longer subject to U.S. Federal tax examinations for years before 2014.  We remain subject to examination by state and local tax authorities for tax years 2013 through 2016.  Foreign jurisdictions have statutes of limitations generally ranging from 2 to 6 years.  Years still open to examination by foreign tax authorities in major jurisdictions include Canada (2013 onward), Hong Kong (2012 onward), Mexico (2013 onward) and Poland (2012 onward).  We do not presently anticipate that our unrecognized tax benefits will significantly increase or decrease over the next 12 months; however, actual developments in this area could differ from those currently expected.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1).  The following tables contain financial information for each reportable segment (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net sales (a):
Engine Management	$829,413	$765,539	$698,021
Temperature Control	279,127	283,740	264,478
Other	7,603	9,203	9,476
Total net sales	$1,116,143	$1,058,482	$971,975

Intersegment sales (a):
Engine Management	$24,995	$22,268	$20,178
Temperature Control	7,334	7,293	6,542
Other	(32,329)	(29,561)	(26,720)
Total intersegment sales	$—	$—	$—

Product Line Net Sales (a):
Engine Management
Ignition, Emission and Fuel System Parts	$657,287	$616,523	$598,161
Wire and Cable	172,126	149,016	99,860
Total Engine Management	829,413	765,539	698,021
Temperature Control
Compressors	148,377	148,623	127,861
Other Climate Control Parts	130,750	135,117	136,617
Total Temperature Control	279,127	283,740	264,478
All Other	7,603	9,203	9,476
Total Net Sales	$1,116,143	$1,058,482	$971,975

Depreciation and Amortization:
Engine Management	$17,981	$15,008	$12,256
Temperature Control	4,373	4,287	4,329
Other	1,562	1,162	1,052
Total depreciation and amortization	$23,916	$20,457	$17,637

Operating income (loss):
Engine Management	$97,403	$101,529	$88,007
Temperature Control	19,609	17,563	6,382
Other	(18,838)	(21,025)	(18,529)
Total operating income	$98,174	$98,067	$75,860

Investment in equity affiliates:
Engine Management	$4,162	$6,221	$6,430
Temperature Control	27,022	13,703	14,192
Other	—	—	—
Total investment in equity affiliates	$31,184	$19,924	$20,622

Capital expenditures:
Engine Management	$17,750	$14,202	$13,038
Temperature Control	5,151	3,652	3,027
Other	1,541	3,067	1,982
Total capital expenditures	$24,442	$20,921	$18,047

Total assets:
Engine Management	$527,200	$506,625	$413,102
Temperature Control	177,006	171,136	177,201
Other	83,361	90,936	90,761
Total assets	$787,567	$768,697	$681,064

a)	Segment and product line net sales include intersegment sales in our Engine Management and Temperature Control segments.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other consists of items pertaining to our corporate headquarters function, as well as our Canadian business unit that does not meet the criteria of a reportable operating segment.

Reconciliation of segment operating income to net earnings:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Operating income	$98,174	$98,067	$75,860
Other non-operating income (expense)	597	2,059	(220)
Interest expense	2,329	1,556	1,537
Earnings from continuing operations before taxes	96,442	98,570	74,103
Income tax expense	52,812	36,158	25,983
Earnings from continuing operations	43,630	62,412	48,120
Discontinued operations, net of tax	(5,654)	(1,982)	(2,102)
Net earnings	$37,976	$60,430	$46,018

	Year Ended December 31,
	2017	2016	2015
Revenues:	(In thousands)
United States	$996,433	$952,019	$881,206
Canada	56,575	53,324	48,072
Mexico	24,521	24,429	14,707
Europe	14,088	14,703	16,305
Other foreign	24,526	14,007	11,685
Total revenues	$1,116,143	$1,058,482	$971,975

	December 31,
	2017	2016	2015
Long-lived assets:	(In thousands)
United States	$202,875	$204,592	$155,438
Canada	2,017	1,344	1,190
Mexico	4,449	3,877	1,012
Europe	18,530	13,612	12,324
Other foreign	31,185	19,924	20,622
Total long-lived assets	$259,056	$243,349	$190,586

Revenues are attributed to countries based upon the location of the customer.  Long-lived assets are attributed to countries based upon the location of the assets.

Our five largest individual customers accounted for approximately 70% of our consolidated net sales in 2017 and 2016, and approximately 68% of our consolidated net sales in 2015.  During 2017, O’Reilly Automotive, Inc., Advance Auto Parts, Inc., NAPA Auto Parts, and AutoZone, Inc. accounted for 21%, 17%, 16% and 10% of our consolidated net sales, respectively.  Net sales from each of the customers were reported in both our Engine Management and Temperature Control Segments.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

19.	Commitments and Contingencies

Total rent expense for the three years ended December 31, 2017 was as follows (in thousands):

	Total	Real Estate	Other
2017	$11,954	$8,983	$2,971
2016	10,171	7,550	2,621
2015	9,756	7,218	2,538

At December 31, 2017, we are obligated to make minimum rental payments through 2024, under operating leases, which are as follows (in thousands):

2018	$9,485
2019	8,078
2020	6,990
2021	6,355
2022	5,364
Thereafter	3,932
Total	$40,204

Warranties

We generally warrant our products against certain manufacturing and other defects.  These product warranties are provided for specific periods of time depending on the nature of the product.  As of December 31, 2017 and 2016, we have accrued $20.9 million and $24.1 million, respectively, for estimated product warranty claims included in accrued customer returns.  The accrued product warranty costs are based primarily on historical experience of actual warranty claims.  Warranty expense for each of the years 2017, 2016 and 2015 were $94.4 million, $99.1 million and $94.6 million, respectively.

The following table provides the changes in our product warranties:

	December 31,
	2017	2016
	(In thousands)
Balance, beginning of period	$24,072	$23,395
Liabilities accrued for current year sales	94,367	99,092
Settlements of warranty claims	(97,510)	(98,415)
Balance, end of period	$20,929	$24,072

Letters of Credit

At December 31, 2017, we had outstanding letters of credit with certain vendors aggregating approximately $5.3 million.  These letters of credit are being maintained as security for reimbursements to insurance companies and as security to the landlord of our administrative offices in Long Island City, New York.  The contract amount of the letters of credit is a reasonable estimate of their value as the value for each is fixed over the life of the commitment.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Change of Control Arrangements

We entered into a change in control arrangement with one key officer. In the event of a change of control (as defined in the agreement), the executive will receive severance payments and certain other benefits as provided in his agreement.

Asbestos

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001 and the amounts paid for indemnity and defense thereof.  At December 31, 2017, approximately 1,530 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through December 31, 2017, the amounts paid for settled claims are approximately $23.8 million.

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

20.	Quarterly Financial Data (Unaudited)

	2017 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31
	(In thousands, except per share amounts)
Net sales	$239,978	$281,058	$312,729	$282,378
Gross profit	69,345	82,535	90,666	84,110
Earnings (loss) from continuing operations	(8,106)	17,108	18,261	16,367
Loss from discontinued operations, net of taxes	(541)	(3,983)	(497)	(633)
Net earnings (loss)	$(8,647)	$13,125	$17,764	$15,734

Net earnings (loss) from continuing operations per common share:
Basic	$(0.36)	$0.75	$0.80	$0.72
Diluted	$(0.36)	$0.74	$0.78	$0.70
Net earnings (loss) per common share:
Basic	$(0.38)	$0.58	$0.78	$0.69
Diluted	$(0.38)	$0.57	$0.76	$0.67

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, as part of this Report we have furnished a report regarding our internal control over financial reporting as of December 31, 2017. The report is under the caption “Management’s Report on Internal Control Over Financial Reporting” in “Item 8. Financial Statements and Supplementary Data,” which report is included herein.

(c)	Attestation Report of Independent Registered Public Accounting Firm.

KPMG LLP, our independent registered public accounting firm, has issued an opinion as to the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. The opinion is under the caption “Report of Independent Registered Public Accounting Firm−Internal Control Over Financial Reporting” in “Item 8. Financial Statements and Supplementary Data” for this attestation report, which is included herein.

(d)	Changes in Internal Control Over Financial Reporting.

During the quarter ended December 31, 2017 and subsequent to that date, we have not made changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this Item is incorporated herein by reference to the information in our Definitive Proxy Statement to be filed with the SEC in connection with our 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”) set forth under the captions “Election of Directors,”  “Management Information,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

The information required by this Item is incorporated herein by reference to the information in our 2018 Proxy Statement set forth under captions “Corporate Governance,” “Compensation Discussion & Analysis,” “Executive Compensation and Related Information” and “Report of the Compensation and Management Development Committee.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information in our 2018 Proxy Statement set forth under the captions “Executive Compensation and Related Information” and “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the information in our 2018 Proxy Statement set forth under the captions “Corporate Governance” and “Executive Compensation and Related Information.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information in our 2018 Proxy Statement set forth under the captions “Audit and Non-Audit Fees.”

Index
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	The Index to Consolidated Financial Statements of the Registrant under Item 8 of this Report is incorporated herein by reference as the list of Financial Statements required as part of this Report.

(2)	The following financial schedule and related report for the years 2017, 2016 and 2015 is submitted herewith:

Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not required, not applicable or the information is included in the financial statements or notes thereto.

(3)	Exhibits.

The exhibit list in the Exhibit Index is incorporated by reference as the list of exhibits required as part of this Report.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number

3.1	Restated By-Laws, dated May 23, 1996.

3.2	Restated Certificate of Incorporation, dated July 31, 1990.

3.3	Certificate of Amendment of the Certificate of Incorporation, dated February 15, 1996.

10.1
Amended and Restated Employee Stock Ownership Plan and Trust of Standard Motor Products, Inc., dated January 1, 2015 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.2	2006 Omnibus Incentive Plan of Standard Motor Products, Inc., as amended.

10.3	Supplemental Compensation Plan, effective October 1, 2001 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

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
February 22, 2018

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

February 22, 2018	/s/	Eric P. Sills
Eric P. Sills
Chief Executive Officer, President and Director
(Principal Executive Officer)

February 22, 2018	/s/	James J. Burke
James J. Burke
Executive Vice President Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Index
February 22, 2018	/s/ Lawrence I. Sills
Lawrence I. Sills, Director

February 22, 2018	/s/ John P. Gethin
John P. Gethin, Director

February 22, 2018	/s/ Pamela Forbes Lieberman
Pamela Forbes Lieberman, Director

February 22, 2018	/s/ Patrick S. McClymont
Patrick S. McClymont, Director

February 22, 2018	/s/ Joseph W. McDonnell
Joseph W. McDonnell, Director

February 22, 2018	/s/ Alisa C. Norris
Alisa C. Norris, Director

February 22, 2018	/s/ Frederick D. Sturdivant
Frederick D. Sturdivant, Director

February 22, 2018	/s/ William H. Turner
William H. Turner, Director

February 22, 2018	/s/ Richard S. Ward
Richard S. Ward, Director

February 22, 2018	/s/ Roger M. Widmann
Roger M. Widmann, Director

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

Schedule II ‑ Valuation and Qualifying Accounts

Years ended December 31, 2017, 2016 and 2015

		Additions
Description	Balance at beginning of year	Charged to costs and expenses		Other	Deductions	Balance at end of year
Year ended December 31, 2017:
Allowance for doubtful accounts	$3,353,000	$970,000		$—	$499,000	$3,824,000
Allowance for discounts	1,072,000	10,664,000		—	10,593,000	1,143,000
	$4,425,000	$11,634,000		$—	$11,092,000	$4,967,000

Allowance for sales returns	$40,176,000	$137,416,000		$—	$141,676,000	$35,916,000

Year ended December 31, 2016:
Allowance for doubtful accounts	$3,201,000	$949,000		$—	$797,000	$3,353,000
Allowance for discounts	1,045,000	10,039,000		—	10,012,000	1,072,000
	$4,246,000	$10,988,000		$—	$10,809,000	$4,425,000

Allowance for sales returns	$38,812,000	$138,407,000		$—	$137,043,000	$40,176,000

Year ended December 31, 2015:
Allowance for doubtful accounts	$4,894,000	$3,371,000	(1)	$—	$5,064,000	$3,201,000
Allowance for discounts	1,475,000	9,872,000		—	10,302,000	1,045,000
	$6,369,000	$13,243,000		$—	$15,366,000	$4,246,000

Allowance for sales returns	$30,621,000	$133,355,000		$—	$125,164,000	$38,812,000

(1)	Includes a net $3,514,000 charge relating to one of our customers that filed a petition for bankruptcy in January 2016.