Form 10-Q
period 2018-03-31
STANDARD MOTOR PRODUCTS INC
filed 2018-05-04
CIK 93389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2018

or

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
Yes ☐      No ☑

As of the close of business on May 1, 2018, there were 22,482,362 outstanding shares of the registrant’s Common Stock, par value $2.00 per share.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Index
PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)	Three Months Ended March 31,
	2018	2017
	(Unaudited)

Net sales	$261,826	$282,378
Cost of sales	189,237	198,268
Gross profit	72,589	84,110
Selling, general and administrative expenses	57,717	57,417
Restructuring and integration expenses	2,836	1,547
Other income, net	271	316
Operating income	12,307	25,462
Other non-operating income (expense), net	(31)	880
Interest expense	632	468
Earnings from continuing operations before taxes	11,644	25,874
Provision for income taxes	3,047	9,507
Earnings from continuing operations	8,597	16,367
Loss from discontinued operations, net of income taxes	(608)	(633)
Net earnings	$7,989	$15,734
Per Share Data:
Net earnings per common share – Basic:
Earnings from continuing operations	$0.38	$0.72
Discontinued operations	(0.02)	(0.03)
Net earnings per common share – Basic	$0.36	$0.69
Net earnings per common share – Diluted:
Earnings from continuing operations	$0.37	$0.70
Discontinued operations	(0.02)	(0.03)
Net earnings per common share – Diluted	$0.35	$0.67
Dividend declared per share	$0.21	$0.19

Average number of common shares	22,498,510	22,846,595
Average number of common shares and dilutive common shares	22,967,281	23,313,773

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(In thousands)	2018	2017
	(Unaudited)

Net earnings	$7,989	$15,734
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,219	2,723
Pension and postretirement plans:
Amortization of:
Unrecognized gain	(9)	(59)
Income tax expense related to pension and postretirement plans	4	24
Pension and postretirement plans, net of tax	(5)	(35)
Total other comprehensive income, net of tax	2,214	2,688
Comprehensive income	$10,203	$18,422

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,226	$17,323
Accounts receivable, less allowances for discounts and doubtful accounts of $5,243 and $4,967 for 2018 and 2017, respectively	160,573	140,057
Inventories	329,784	326,411
Unreturned customer inventories	18,674	—
Prepaid expenses and other current assets	12,672	12,300
Total current assets	547,929	496,091

Property, plant and equipment, net of accumulated depreciation of $189,147 and $191,081 for 2018 and 2017, respectively	92,237	89,103
Goodwill	67,534	67,413
Other intangibles, net	54,411	56,261
Deferred income taxes	32,469	32,420
Investments in unconsolidated affiliates	35,703	31,184
Other assets	15,917	15,095
Total assets	$846,200	$787,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$90,000	$57,000
Current portion of long-term debt	5,880	4,699
Accounts payable	90,718	77,990
Sundry payables and accrued expenses	29,741	40,012
Accrued customer returns	43,031	35,916
Accrued core liability	23,751	11,899
Accrued rebates	36,436	35,346
Payroll and commissions	18,971	23,035
Total current liabilities	338,528	285,897

Long-term debt	42	79
Other accrued liabilities	15,352	14,561
Accrued asbestos liabilities	32,769	33,376
Total liabilities	386,691	333,913

Commitments and contingencies

Stockholders’ equity:
Common stock – par value $2.00 per share:
Authorized – 30,000,000 shares; issued 23,936,036 shares	47,872	47,872
Capital in excess of par value	102,646	100,057
Retained earnings	359,232	357,153
Accumulated other comprehensive income	(1,895)	(4,109)
Treasury stock – at cost (1,429,714 shares and 1,424,025 shares in 2018 and 2017, respectively)	(48,346)	(47,319)
Total stockholders’ equity	459,509	453,654
Total liabilities and stockholders’ equity	$846,200	$787,567

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Three Months Ended March 31,
	2018	2017
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$7,989	$15,734
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	6,016	5,631
Amortization of deferred financing cost	86	86
Increase to allowance for doubtful accounts	110	534
Increase to inventory reserves	1,223	981
Amortization of deferred gain on sale of building	(218)	(262)
Equity (income) loss from joint ventures	171	(718)
Employee stock ownership plan allocation	639	540
Stock-based compensation	1,917	1,862
(Increase) decrease in deferred income taxes	(77)	214
Loss on discontinued operations, net of tax	608	633
Change in assets and liabilities:
Increase in accounts receivable	(20,367)	(45,325)
Increase in inventories	(3,390)	(19,344)
Decrease in prepaid expenses and other current assets	1,559	2,065
Increase in accounts payable	10,674	13,664
Decrease in sundry payables and accrued expenses	(12,997)	(2,269)
Net changes in other assets and liabilities	(95)	(910)
Net cash used in operating activities	(6,152)	(26,884)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and investments in businesses	(6,472)	—
Capital expenditures	(6,903)	(3,234)
Other investing activities	—	2
Net cash used in investing activities	(13,375)	(3,232)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line-of-credit agreements	33,000	27,234
Net borrowings (payments) of other debt and capital lease obligations	1,054	(10)
Purchase of treasury stock	(3,221)	(1,267)
Increase in overdraft balances	1,885	3,650
Dividends paid	(4,721)	(4,338)
Net cash provided by financing activities	27,997	25,269
Effect of exchange rate changes on cash	433	632
Net increase (decrease) in cash and cash equivalents	8,903	(4,215)
CASH AND CASH EQUIVALENTS at beginning of period	17,323	19,796
CASH AND CASH EQUIVALENTS at end of period	$26,226	$15,581

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$480	$328
Income taxes	$671	$1,407
Noncash investing activity:
Accrual for additional investment in China joint venture	$3,473	$—

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2018
(Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
(In thousands)
Balance at December 31, 2017	$47,872	$100,057	$357,153	$(4,109)	$(47,319)	$453,654
Cumulative-effect adjustment (Note 2)	—	—	(1,189)	—	—	(1,189)
Net earnings	—	—	7,989	—	—	7,989
Other comprehensive income, net of tax	—	—	—	2,214	—	2,214
Cash dividends paid	—	—	(4,721)	—	—	(4,721)
Purchase of treasury stock	—	—	—	—	(2,912)	(2,912)
Stock-based compensation	—	1,824	—	—	93	1,917
Employee Stock Ownership Plan	—	765	—	—	1,792	2,557

Balance at March 31, 2018	$47,872	$102,646	$359,232	$(1,895)	$(48,346)	$459,509

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

The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.  The unaudited consolidated financial statements include our accounts and all domestic and international companies in which we have more than a 50% equity ownership, except in instances where the minority shareholder maintains substantive participating rights, in which case we follow the equity method of accounting.  Investments in unconsolidated affiliates are accounted for on the equity method, as we do not have a controlling financial interest but have the ability to exercise significant influence.  All significant inter-company items have been eliminated.

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

Reclassification

Certain prior period amounts in the accompanying consolidated financial statements and related notes have been reclassified to conform to the 2018 presentation.

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

There have been no material changes to our critical accounting policies and estimates from the information provided in Note 1 of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017, except for changes made as a result of the adoption of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, described under the heading, “Recently Issued Accounting Pronouncements” below and in Note 3, “Net Sales.”

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Recently Issued Accounting Pronouncements

Standards that were adopted

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, (“ASU 2014-09”) which replaces numerous requirements in U.S. generally accepted accounting principles, including industry-specific requirements, and provide companies with a single comprehensive revenue recognition model for recognizing revenue from contracts with customers. Under the new guidance, an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The two permitted transition methods under the new standard are (1) the full retrospective method, in which case the standard would be applied to each prior reporting period presented, with the cumulative effect of applying the standard recognized at the earliest period presented, or (2) the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application.

Effective January 1, 2018, we adopted the requirements of ASU 2014-09, Revenue from Contracts with Customers, using the modified retrospective method.  We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings.  The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.  We expect the impact of the adoption of the new standard to be immaterial to our net income on an ongoing basis.

The adoption of the new standard did not result in a material difference between the recognition of revenue under ASU 2014-09 and prior accounting standards.  For the majority of our net sales, revenue continues to be recognized when products are shipped from our distribution facilities, or when received by our customers, depending upon the terms of the contract.  Under the new revenue standard, (1) the return of cores from customers used in our manufacturing processes for air conditioning compressors, diesel injectors, and diesel pumps is estimated and recorded as unreturned customer inventories at the time of sale, and (2) overstock returns are recorded gross of expected recoveries.  Adoption of the new standard resulted in the recording of unreturned customer inventories, and an increase in accrued core liabilities and accrued customer returns, with partially offsetting changes in net sales and cost of sales, and no material change to our net income on an ongoing basis.

The cumulative effect of the changes made to our consolidated balance sheet as of January 1, 2018 for the adoption of ASU 2014-09 is as follows (in thousands):

	Balance at December 31, 2017	Adjustments Due to Adoption of ASU 2014-09	Balance at January 1, 2018
Balance Sheet
Unreturned customer inventories	$—	$19,950	$19,950
Accrued customer returns	35,916	6,670	42,586
Accrued core liability	11,899	14,469	26,368
Retained earnings	357,153	(1,189)	355,964

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The adoption of ASU 2014-09 resulted in the following changes to our consolidated balance sheet as of March 31, 2018 and our consolidated statement of operations for the three months ended March 31, 2018 (in thousands):

	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Change
Balance Sheet
Unreturned customer inventories	$18,674	$—	$18,674
Prepaid expenses and other current assets	12,672	12,810	(138)
Accrued customer returns	43,031	35,817	7,214
Accrued core liability	23,751	11,631	12,120
Retained earnings	359,232	360,030	(798)

Statement of Operations
Net sales	$261,826	$259,478	$2,348
Cost of sales	189,237	187,418	1,819
Earnings from continuing operations before taxes	11,644	11,115	529
Provision for income taxes	3,047	2,909	138
Net earnings	7,989	7,598	391

See Note 3 for further information regarding our adoption of ASU 2014-09.

The following table provides a brief description of the impact of additional recently adopted accounting pronouncements on our financial statements:

Standard	Description	Date of adoption	Effects on the financial statements or other significant matters

ASU 2016-15, Statement of Cash Flows	This standard is intended to reduce diversity in practice and to provide guidance as to how certain cash receipts and cash payments are presented and classified in the statement of cash flows.	January 1, 2018	The retrospective adoption of the new standard did not result in any changes in our reporting of cash receipts and cash payments in our consolidate statement of cash flows.

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
January 1, 2018
The adoption of the new standard resulted in the reclassification of all components of net periodic pension cost and net periodic postretirement benefit cost, other than the service cost component, in our statement of operations from selling, general and administrated expenses, to other non-operating income (expense). We adopted the new standard retrospectively, and as such, all prior period amounts have been reclassified for comparative purposes.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Standards that are not yet adopted as of March 31, 2018

The following table provides a brief description of the additional recent accounting pronouncements that could have an impact on our financial statements.

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
		January 1, 2020, with early adoption permitted	The new standard should be applied prospectively. We will consider the new standard when performing our annual impairment test and evaluate when we will adopt the new standard.

Note 3.	Net Sales

Significant Accounting Policy

We recognize revenues when our performance obligation has been satisfied and the control of products has been transferred to a customer which typically occurs upon shipment.  Revenue is measured as the amount of consideration we expect to receive in exchange for the transfer of goods or providing services.
Shipping and handling costs, as well as freight to customers, are included in distribution expenses as part of selling, general and administrative expenses.

Revenue Recognition

We derive our revenue primarily from sales of replacement parts for motor vehicles from both our Engine Management and Temperature Control Segments. The amount of consideration we receive and revenue we recognize depends on the marketing incentives, product warranty and overstock returns we offer to our customers.  For certain of our sales of remanufactured products, we also charge our customers a deposit for the return of a used core component which we can use in our future remanufacturing activities.  Such deposit is not recognized as revenue at the time of the sale but rather carried as a core liability.  At the same time, we estimate the core expected to be returned from the customer and record the estimated return as unreturned customer inventory.  The liability is extinguished when a core is actually returned to us, or at period end when we estimate and recognize revenue for the core deposits not expected to be returned.  We estimate and record provisions for cash discounts, quantity rebates, sales returns and warranties in the period the sale is recorded, based upon our prior experience and current trends.  Significant management judgments and estimates must be made and used in estimating sales returns and allowances relating to revenue recognized in any accounting period.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Product Warranty and Overstock Returns

Many of our products carry a warranty ranging from a 90-day limited warranty to a lifetime limited warranty, which generally covers defects in materials or workmanship and failure to meet industry published specifications and/or the result of installation error.  In addition to warranty returns, we also permit our customers to return new, undamaged products to us within customer-specific limits (which are generally limited to a specified percentage of their annual purchases from us) in the event that they have overstocked their inventories. At the time products are sold, we accrue a liability for product warranties and overstock returns as a percentage of sales based upon estimates established using historical information on the nature, frequency and average cost of the claim and the probability of the customer return.  At the same time, we record an estimate of anticipated customer returns as unreturned customer inventory.  Revision to these estimates is made when necessary, based upon changes in these factors.  We regularly study trends of such claims.

Disaggregation of Net Sales

We disaggregate our net sales from contracts with customers by geographic area, major product group, and major sales channels for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our net sales are affected by economic factors.  The following tables provide disaggregation of net sales information for the three months ended March 31, 2018 and 2017 (in thousands):

Three months ended March 31, 2018 (a)	Engine Management	Temperature Control	Other (c)	Total
Geographic Area:
United States	$174,584	$55,571	$—	$230,155
Canada	7,804	3,931	2,107	13,842
Mexico	8,222	212	—	8,434
Europe	3,480	164	—	3,644
Other foreign	5,398	353	—	5,751
Total	$199,488	$60,231	$2,107	$261,826

Major Product Group:
Ignition, emissions and fuel system parts	$160,732	$—	$1,662	$162,394
Wire and cable	38,756	—	191	38,947
Compressors	—	29,898	(56)	29,842
Other climate control parts	—	30,333	310	30,643
Total	$199,488	$60,231	$2,107	$261,826

Major Sales Channel:
Aftermarket	$169,310	$51,630	$2,107	$223,047
OE/OES	25,056	8,101	—	33,157
Export	5,122	500	—	5,622
Total	$199,488	$60,231	$2,107	$261,826

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Three months ended March 31, 2017 (a)(b)	Engine Management	Temperature Control	Other (c)	Total
Geographic Area:
United States	$185,902	$65,039	$—	$250,941
Canada	9,767	4,357	774	14,898
Mexico	7,031	224	—	7,255
Europe	3,814	204	—	4,018
Other foreign	4,800	466	—	5,266
Total	$211,314	$70,290	$774	$282,378

Major Product Group:
Ignition, emissions and fuel system parts	$165,153	$—	$723	$165,876
Wire and cable	46,161	—	227	46,388
Compressors	—	37,922	(302)	37,620
Other climate control parts	—	32,368	126	32,494
Total	$211,314	$70,290	$774	$282,378

Major Sales Channel:
Aftermarket	$179,765	$61,799	$774	$242,338
OE/OES	26,504	7,989	—	34,493
Export	5,045	502	—	5,547
Total	$211,314	$70,290	$774	$282,378

(a)	Segment net sales include intersegment sales in our Engine Management and Temperature Control segments.

(b)
Amounts have not been restated and are reported under accounting standards in effect in the period presented as we adopted ASU 2014-09, Revenue from Contracts with Customers, using the modified retrospective method.

(c)
Other consists of the elimination of intersegment sales from our Engine Management and Temperature Control segments as well as sales from our Canadian business unit that does not meet the criteria of a reportable operating segment.  Intersegment compressor sales for the three months ended March 31, 2018 and 2017 exceeded third party sales from our Canadian business unit.

Geographic Area

We sell our line of products primarily in the United States, with additional sales in Canada, Mexico, Europe, Asia and Latin America.  Sales are attributed to countries based upon the location of the customer.  Our sales are substantially denominated in U.S. dollars.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Major Product Group

The Engine Management segment of the Company principally generates revenue from the sale of automotive engine replacement parts including ignition, emission and fuel system parts, and wire and cable parts.  The Temperature Control segment of the Company principally generates revenue from the sale of automotive temperature control systems replacement parts including air conditioning compressors and other climate control parts.

Major Sales Channel

In the aftermarket channel, we sell our products to warehouse distributors and retailers.  Our customers buy directly from us and sell directly to jobber stores, professional technicians and to “do-it-yourselfers” who perform automotive repairs on their personal vehicles.  In the Original Equipment (“OE”) and Original Equipment Service (“OES”) channel, we sell our products to original equipment manufacturers who redistribute our products within their distribution network, independent dealerships and service dealer technicians.  Lastly, in the Export channel, our domestic entities sell to customers outside the United States.

Note 4.	Business Acquisitions and Investments

2018 Increase in Equity Investment

Foshan GWO YNG SMP Vehicle Climate Control & Cooling Products Co. Ltd.

In April 2014, we formed a 50/50 joint venture with Gwo Yng Enterprise Co., Ltd. (“Gwo Yng”), a China-based manufacturer of air conditioner accumulators, filter driers, hose assemblies and switches for the automotive aftermarket and OEM/OES markets.  We acquired our 50% interest in the joint venture for approximately $14 million.  We determined, at that time, that due to a lack of a voting majority and other qualitative factors, we do not control the operations of the joint venture and accordingly, our investment in the joint venture was accounted for under the equity method of accounting.

In March 2018, we acquired an additional 15% equity interest in the joint venture for RMB 26,475,583 (approximately $4.2 million), thereby increasing our equity interest in the joint venture to 65%.  Payment for our additional 15% investment will be made in six cash installments, with $0.7 million paid in March 2018 and the balance paid on various dates through May 2018. Although we have increased our equity interest in the joint venture to 65%, the minority shareholder will maintain participating rights that will allow it to participate in certain significant financial and operating decisions that occur in the ordinary course of business. As a result of the existence of these substantive participating rights of the minority shareholder, we will continue to account for our investment in the joint venture under the equity method of accounting.

2017 Equity Investment

Foshan FGD SMP Automotive Compressor Co., Ltd.

In November 2017, we formed a 50/50 joint venture with Foshan Guangdong Automotive Air Conditioning Co., Ltd. (“FGD”), a China-based manufacturer of air conditioning compressors for the automotive aftermarket and the Chinese OE market.  We acquired our 50% interest in the joint venture for approximately $12.5 million.  Payment for our acquired interest in the joint venture was made in installments with approximately $6.8 million paid in 2017 and the balance of approximately $5.7 million paid in January 2018.  We determined that due to a lack of a voting majority, and other qualitative factors, we do not control the operations of the joint venture and accordingly, our investment in the joint venture is accounted for under the equity method of accounting.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 5.	Restructuring and Integration Expenses

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of December 31, 2017 and March 31, 2018 and activity for the three months ended March 31, 2018 consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2017	$2,854	$—	$2,854
Restructuring and integration costs:
Amounts provided for during 2018	133	2,703	2,836
Non-cash usage, including asset write-downs	—	(181)	(181)
Cash payments	(950)	(2,522)	(3,472)
Foreign currency exchange rate changes	26	—	26
Exit activity liability at March 31, 2018	$2,063	$—	$2,063

Restructuring Costs

Plant Rationalization Program

In February 2016, in connection with our ongoing efforts to improve operating efficiencies and reduce costs, we finalized our intention to implement a plant rationalization initiative.  As part of the plant rationalization, all of our Grapevine, Texas production activities have been relocated to facilities in Greenville, South Carolina and Reynosa, Mexico, and certain production activities were relocated from our Greenville, South Carolina manufacturing facility to our manufacturing facility in Bialystok, Poland.  In addition, certain service functions were relocated from Grapevine, Texas to our administrative offices in Lewisville, Texas and our Grapevine, Texas facility was closed.  As of March 31, 2018, the plant rationalization program is substantially completed.  Cash payments made during the first three months of 2018 consisted of severance payments to employees.

Activity, by segment, for the three months ended March 31, 2018 related to our plant rationalization program consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2017	$—	$1,476	$—	$1,476
Restructuring and integration costs:
Amounts provided for during 2018	—	7	—	7
Cash payments	—	(647)	—	(647)
Exit activity liability at March 31, 2018	$—	$836	$—	$836

Orlando Plant Rationalization Program

In January 2017, to further our ongoing efforts to improve operating efficiencies and reduce costs, we finalized our intention to implement a plant rationalization initiative at our Orlando, Florida facility.  As part of the plant rationalization, we will relocate production activities from our Orlando, Florida manufacturing facility to Independence, Kansas, and close our Orlando, Florida facility.  In addition, certain production activities will be relocated from our Independence, Kansas manufacturing facility to our manufacturing facility in Reynosa, Mexico. Restructuring and integration expenses expected to be incurred related to the program of approximately $3.3 million, consisting of employee severance and relocation of certain machinery and equipment, will be recognized throughout the program.  Through March 31, 2018, total restructuring and integration expenses related to the program of approximately $3.2 million were recognized.  We anticipate that the Orlando plant rationalization will be completed by the end of the second half of 2018.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Activity, by segment, for the three months ended March 31, 2018 related to our Orlando plant rationalization program consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2017	$986	$—	$—	$986
Restructuring and integration costs:
Amounts provided for during 2018	1,471	—	—	1,471
Non-cash usage, including asset write-downs	(12)	—	—	(12)
Cash payments	(1,507)	—	—	(1,507)
Exit activity liability at March 31, 2018	$938	$—	$—	$938

Integration Costs

Wire and Cable Relocation

In connection with our acquisition of the North American automotive ignition wire business of General Cable Corporation in May 2016, we incurred certain integration expenses, including costs incurred in connection with the consolidation of the General Cable Corporation Altoona, Pennsylvania wire distribution center into our existing wire distribution center in Edwardsville, Kansas and the relocation of certain machinery and equipment.  In October 2016, we further announced our plan to relocate all production from the acquired Nogales, Mexico wire set assembly operation to our existing wire assembly facility in Reynosa, Mexico and to close the Nogales, Mexico plant.  Integration expenses expected to be incurred related to the closure of the Nogales, Mexico plant include employee severance and the relocation of certain machinery and equipment.  Total integration expenses of approximately $4 million are expected to be incurred related to the wire and cable relocation program.  Through March 31, 2018, integration expenses related to the program of approximately $3.8 million were recognized.  We anticipate that the wire and cable relocation program will be completed by the end of the second half of 2018.

Activity, by segment, for the three months ended March 31, 2018 related to our wire and cable relocation program consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2017	$392	$—	$—	$392
Restructuring and integration costs:
Amounts provided for during 2018	1,358	—	—	1,358
Non-cash usage, including asset write-downs	(169)	—	—	(169)
Cash payments	(1,318)	—	—	(1,318)
Foreign currency exchange rate changes	26	—	—	26
Exit activity liability at March 31, 2018	$289	$—	$—	$289

Note 6.	Sale of Receivables

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Pursuant to these agreements, we sold $157.5 million and $179.7 million of receivables during the three months ended March 31, 2018 and 2017, respectively.  A charge in the amount of $5.4 million and $5.2 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months ended March 31, 2018 and 2017, respectively.  If we do not enter into these arrangements or if any of the financial institutions with which we enter into these arrangements were to experience financial difficulties or otherwise terminate these arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures to collect future trade accounts receivable.

Note 7.	Inventories

Inventories, which are stated at the lower of cost (determined by means of the first-in, first-out method) or market, consist of the following:

	March 31, 2018	December 31, 2017
	(In thousands)

Finished goods	$215,057	$209,800
Work in process	8,438	7,536
Raw materials	106,289	109,075
Subtotal	329,784	326,411
Unreturned customer inventories (1)	18,674	—
Total inventories	$348,458	$326,411

(1)
The adoption of ASU 2014-09 using the modified retrospective method resulted in the recording of unreturned customer inventories commencing on January 1, 2018, see Note 2, “Summary of Significant Accounting Policies” for additional information.

Note 8.	Acquired Intangible Assets

Acquired identifiable intangible assets consist of the following:

	March 31, 2018	December 31, 2017
	(In thousands)
Customer relationships	$87,462	$87,290
Trademarks and trade names	6,800	6,800
Non-compete agreements	3,200	3,193
Patents	723	723
Supply agreements	800	800
Leaseholds	160	160
Total acquired intangible assets	99,145	98,966
Less accumulated amortization (1)	(45,787)	(43,853)
Net acquired intangible assets	$53,358	$55,113

(1)	Applies to all intangible assets, except for trademarks and trade names totaling $5.2 million, which have indefinite useful lives and, as such, are not being amortized.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Total amortization expense for acquired intangible assets was $1.9 million and $2.1 million for the three months ended March 31, 2018 and 2017, respectively.  Based on the current estimated useful lives assigned to our intangible assets, amortization expense is estimated to be $5.7 million for the remainder of 2018, $6.4 million in 2019, $6 million in 2020, $4.6 million in 2021 and $25.5 million in the aggregate for the years 2022 through 2031.

Note 9.	Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	March 31, 2018	December 31, 2017
	(In thousands)
Revolving credit facilities	$90,000	$57,000
Other (1)	5,922	4,778
Total debt	$95,922	$61,778

Current maturities of debt	$95,880	$61,699
Long-term debt	42	79
Total debt	$95,922	$61,778

(1)	Other includes borrowings under our Polish overdraft facility of Zloty 19.8 million (approximately $5.8 million).

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

Borrowings under the credit agreement are secured by substantially all of our assets, including accounts receivable, inventory and certain fixed assets, and those of certain of our subsidiaries.  Availability under the credit agreement is based on a formula of eligible accounts receivable, eligible inventory, eligible equipment and eligible fixed assets.  After taking into account outstanding borrowings under the credit agreement, there was an additional $120.8 million available for us to borrow pursuant to the formula at March 31, 2018.  Outstanding borrowings under the credit agreements, which are classified as current liabilities, were $90 million and $57 million at March 31, 2018 and December 31, 2017, respectively.  Borrowings under the restated credit agreement have been classified as current liabilities based upon the accounting rules and certain provisions in the agreement.

At March 31, 2018, the weighted average interest rate on our credit agreement was 3%, which consisted of $90 million in direct borrowings.  At December 31, 2017, the weighted average interest rate on our credit agreement was 2.7%, which consisted of $57 million in direct borrowings.  During the three months ended March 31, 2018, our average daily alternative base rate loan balance was $1.2 million compared to a balance of $6.2 million for the three months ended March 31, 2017 and a balance of $3.8 million for the year ended December 31, 2017.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

At any time that our borrowing availability is less than the greater of either (a) $25 million, or 10% of the commitments if fixed assets are not included in the borrowing base, or (b) $31.25 million, or 12.5% of the commitments if fixed assets are included in the borrowing base, the terms of the credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain a fixed charge coverage ratio of 1:1 at the end of each fiscal quarter (rolling four quarters).  As of March 31, 2018, we were not subject to these covenants.  The credit agreement permits us to pay cash dividends of $20 million and make stock repurchases of $20 million in any fiscal year subject to a minimum availability of $25 million.  Provided specific conditions are met, the credit agreement also permits acquisitions, permissible debt financing, capital expenditures, and cash dividend payments and stock repurchases of greater than $20 million.

Polish Overdraft Facility

In December 2017, our Polish subsidiary, SMP Poland sp.z.o.o., entered into an overdraft facility with HSBC Bank Polska S.A. (“HSBC Poland”) for Zloty 30 million (approximately $8.8 million).  The facility expires in December 2018.  Borrowings under the overdraft facility will bear interest at a rate equal to WIBOR + 0.75% and are guaranteed by Standard Motor Products, Inc., the ultimate parent company.  At March 31, 2018, borrowings under the overdraft facility were Zloty 19.8 million (approximately $5.8 million).

Deferred Financing Costs

We had deferred financing costs of $0.9 million and $1 million as of March 31, 2018 and December 31, 2017, respectively.  Deferred financing costs are related to our revolving credit facility.  Deferred financing costs as of March 31, 2018 are being amortized in the amounts of $0.3 million for the remainder of 2018, $0.3 million in 2019, and $0.3 million in 2020.

Note 10.	Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income by Component (in thousands)

	Foreign Currency Translation Adjustments	Unrecognized Postretirement Benefit Costs (Credit)	Total
Balance at December 31, 2017	$(4,225)	$116	$(4,109)
Other comprehensive income before reclassifications	2,219	—	2,219
Amounts reclassified from accumulated other comprehensive income	—	(5)	(5)
Other comprehensive income, net	2,219	(5)	2,214
Balance at March 31, 2018	$(2,006)	$111	$(1,895)

Reclassifications Out of Accumulated Other Comprehensive Income (in thousands)

Details About Accumulated Other Comprehensive Income Components	Three Months Ended March 31, 2018
Amortization of postretirement benefit plans:
Prior service benefit (1)	$—
Unrecognized gain (1)	(9)
Total before income tax	(9)
Income tax expense	4
Total reclassifications for the period	$(5)

(1)
These accumulated other comprehensive income components are included in the computation of net periodic postretirement benefit costs, which are included in other non-operating income, net in our consolidated statements of operations (see Note 12 for additional details).

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

Our restricted and performance-based share activity was as follows for the three months ended March 31, 2018:

	Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2017	853,958	$33.25
Granted	129	41.18
Vested	(2,200)	41.71
Forfeited	(1,575)	41.44
Balance at March 31, 2018	850,312	$33.21

We recorded compensation expense related to restricted shares and performance-based shares of $1.9 million ($1.4 million, net of tax) and $1.8 million ($1.1 million, net of tax) for the three months ended March 31, 2018 and 2017, respectively. The unamortized compensation expense related to our restricted and performance-based shares was $14.7 million at March 31, 2018, and is expected to be recognized as they vest over a weighted average period of 4.5 years and 0.1 years for employees and directors, respectively.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 12.	Employee Benefits

We provided, and continue to provide, certain medical and dental care benefits to eligible retired U.S. and Canadian employees. Under the U.S. plan, for non-union employees, a Health Reimbursement Account (“HRA”) was established beginning January 1, 2009 for each qualified U.S. retiree.  Annually, and through the year ended December 31, 2016, a fixed amount was credited into the HRA to cover both medical and dental costs for all current and future eligible retirees.  Under the Canadian plan, retiree medical and dental benefits were funded using insurance contracts.  Premiums under the insurance contracts were funded on a pay-as-you-go basis.  The postretirement medical plans to substantially all eligible U.S. and Canadian employees terminated on December 31, 2016.  For U.S. plan participants, balances in the HRA accounts upon termination of the plan at December 31, 2016 will remain available for use until December 31, 2018.  Any remaining balance at December 31, 2018 will be forfeited.  Postretirement medical and dental benefits to eligible employees will continue to be provided to the 39 former union employees in the U.S.

The components of net periodic benefit cost for our postretirement benefit plans for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	Three Months Ended March 31,
Postretirement benefits	2018	2017 (1)
Service cost	$—	$—
Interest cost	2	2
Amortization of prior service cost	—	—
Actuarial net (gain) loss	(9)	(59)
Net periodic benefit cost (credit)	$(7)	$(57)

(1)
Net periodic benefit cost (credit) has been reclassified from selling, general and administrative expenses to other non-operating income (expense), net on our consolidated statement of operations upon adoption of ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, see Note 2, “Summary of Significant Accounting Policies” for additional information.

We maintain a defined contribution Supplemental Executive Retirement Plan for key employees.  Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees.  In March 2018, we made company contributions to the plan of $0.6 million related to calendar year 2017.

We also have an Employee Stock Ownership Plan and Trust for employees who are not covered by a collective bargaining agreement.  In connection therewith, we maintain an employee benefits trust to which we contribute shares of treasury stock.  We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under the plan. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released.  The trustees will vote the shares in accordance with their fiduciary duties.  During the three months ended March 31, 2018, we contributed to the trust an additional 53,300 shares from our treasury and released 53,300 shares from the trust leaving 200 shares remaining in the trust as of March 31, 2018.

Note 13.	Fair Value Measurements

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

The following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and dilutive net earnings per common share (in thousands, except per share data):

	Three Months Ended March 31,
Basic Net Earnings Per Common Share:	2018	2017
Earnings from continuing operations	$8,597	$16,367
Loss from discontinued operations	(608)	(633)
Net earnings available to common stockholders	$7,989	$15,734

Weighted average common shares outstanding	22,499	22,847

Earnings from continuing operations per common share	$0.38	$0.72
Loss from discontinued operations per common share	(0.02)	(0.03)
Basic net earnings per common share	$0.36	$0.69

Diluted Net Earnings Per Common Share:
Earnings from continuing operations	$8,597	$16,367
Loss from discontinued operations	(608)	(633)
Net earnings available to common stockholders	$7,989	$15,734

Weighted average common shares outstanding	22,499	22,847
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock and performance stock	468	467
Weighted average common shares outstanding – Diluted	22,967	23,314

Earnings from continuing operations per common share	$0.37	$0.70
Loss from discontinued operations per common share	(0.02)	(0.03)
Diluted net earnings per common share	$0.35	$0.67

The shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):

	Three Months Ended March 31,
	2018	2017
Restricted and performance shares	277	249

Note 15.	Industry Segments

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following tables show our net sales, intersegment revenue and operating income by our operating segments (in thousands):

	Three Months Ended March 31,
	2018	2017
Net Sales (a)
Engine Management	$199,488	$211,314
Temperature Control	60,231	70,290
All Other	2,107	774
Consolidated	$261,826	$282,378

Intersegment Revenue (a)
Engine Management	$5,991	$7,312
Temperature Control	1,680	2,029
All Other	(7,671)	(9,341)
Consolidated	$—	$—

Operating Income
Engine Management	$17,376	$27,285
Temperature Control	831	3,967
All Other	(5,900)	(5,790)
Consolidated	$12,307	$25,462

a)	Segment net sales include intersegment sales in our Engine Management and Temperature Control segments.

For the disaggregation of our net sales from contracts with customers by geographic area, major product group and major sales channels for each of our segments, see Note 3, “Net Sales.”

Note 16.	Commitments and Contingencies

Asbestos

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001 and the amounts paid for indemnity and defense thereof.  At March 31, 2018, approximately 1,545 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through March 31, 2018, the amounts paid for settled claims are approximately $24.4 million.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Warranties

We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time of the product depending on the nature of the product.  As of March 31, 2018 and 2017, we have accrued $20.6 million and $25.6 million, respectively, for estimated product warranty claims included in accrued customer returns. The accrued product warranty costs are based primarily on historical experience of actual warranty claims.

The following table provides the changes in our product warranties (in thousands):

	Three Months Ended March 31,
	2018	2017

Balance, beginning of period	$20,929	$24,072
Liabilities accrued for current year sales	21,242	25,730
Settlements of warranty claims	(21,611)	(24,193)
Balance, end of period	$20,560	$25,609

Index
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We sell our products primarily to large retail chains, warehouse distributors, original equipment manufacturers and original equipment service part operations in the United States, Canada, Latin America, and Europe.  Our customers consist of many of the leading auto parts retail chains, such as NAPA Auto Parts (National Automotive Parts Association, Inc.), Advance Auto Parts, Inc./CARQUEST Auto Parts, AutoZone, Inc., O’Reilly Automotive, Inc., Canadian Tire Corporation Limited and The Pep Boys Manny, Moe & Jack, as well as national program distribution groups, such as Auto Value and All Pro/Bumper to Bumper (Aftermarket Auto Parts Alliance, Inc.), Automotive Distribution Network LLC, The National Pronto Association (“Pronto”), Federated Auto Parts Distributors, Inc. (“Federated”), Pronto and Federated’s affiliate, the Automotive Parts Services Group or The Group, Auto Plus and specialty market distributors. We distribute parts under our own brand names, such as Standard®, Blue Streak®, BWD®, Select®, Intermotor®, GP Sorensen®, TechSmart®, Tech Expert®, OEM®, LockSmart®, Four Seasons®, EVERCO®, ACi® and Hayden® and through co-labels and private labels, such as CARQUEST®, Duralast®, Duralast Gold®, Import Direct®, Master Pro®, Omni-Spark®, Ultima Select®, Murray®, NAPA® Echlin®, NAPA Proformer™ Mileage Plus®, NAPA Temp Products™, NAPA® Belden®, Cold Power®, DriveworksTM and ToughOne.TM

Index
Our goal is to grow revenues and earnings and deliver returns in excess of our cost of capital by being the best-in-class, full-line, full-service supplier of premium products to the engine management and temperature control markets. Our management places significant emphasis on improving our financial performance by achieving operating efficiencies and improving asset utilization, while maintaining product quality and high customer order fill rates.  We intend to continue to improve our operating efficiency, customer satisfaction and cost position by increasing cost‑effective vertical integration in key product lines through internal development and improving our cost effectiveness and competitive responsiveness to better serve our customer base, including sourcing certain products from low cost regions such as those in Asia without compromising product quality.

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

Tax Cuts and Jobs Act

In December 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which included a broad range of tax reform affecting businesses, including the reduction of the federal corporate income tax rate from 35% to 21%, changes in the deductibility of certain business expenses, and the manner in which international operations are taxed in the U.S.  Reflecting the impact of the Act on our quarterly income tax provision, the effective income tax rate in the first quarter of 2018 was 26.2% as compared to an effective income tax rate of 36.7% in the first quarter of 2017.

Index
As related to the deemed repatriation of earnings of foreign subsidiaries, the Act includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries.  As a result, all previously unremitted earnings for which no U.S. deferred tax liability had been accrued are now subject to U.S. tax.  In accordance with the guidelines provided in the Act, in the fourth quarter of 2017, we have aggregated the estimated untaxed foreign earnings and profits, and utilized participating exemption deductions and available foreign tax credits in deriving an estimated $1.4 million repatriation tax, which was recorded in the fourth quarter of 2017 and will be payable currently in 2018.  Although we believe that the estimate has been properly computed, there may be an adjustment required in the coming quarters as the relevant authorities provide further guidance on the impacts of the Act.   Notwithstanding the U.S. taxation of these amounts, we intend to continue to invest most or all of these earnings indefinitely outside of the U.S., and do not expect to incur any significant additional taxes related to such amounts.

Interim Results of Operations:

Comparison of the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017

Sales.  Consolidated net sales for the three months ended March 31, 2018 were $261.8 million, a decrease of $20.6 million, or 7.3%, compared to $282.4 million in the same period of 2017.  Consolidated net sales decreased in both our Engine Management and Temperature Control Segments.
The following table summarizes consolidated net sales by segment and by major product group within each segment for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Engine Management:
Ignition, Emission and Fuel System Parts	$160,732	$165,153
Wire and Cable	38,756	46,161
Total Engine Management	199,488	211,314

Temperature Control:
Compressors	29,898	37,922
Other Climate Control Parts	30,333	32,368
Total Temperature Control	60,231	70,290

All Other	2,107	774

Total	$261,826	$282,378

Engine Management’s net sales decreased $11.8 million, or 5.6%, to $199.5 million for the three months ended March 31, 2018.  Net sales in the ignition, emissions and fuel systems parts product group for the three months ended March 31, 2018 were $160.7 million, a decrease of $4.4 million, or 2.7%, compared to $165.1 million in the same period of 2017.  Net sales in the wire and cable product group for the three months ended March 31, 2018 were $38.8 million, a decrease of $7.4 million, or 16%, compared to $46.2 million in the three months ended March 31, 2017.  Engine Management’s decrease in net sales for the first quarter of 2018 compared to the same period in 2017 reflects the impact of a strong first quarter in 2017 driven by pipeline orders from certain customers, who were in the process of increasing the breadth and depth of their inventories.  In addition, Engine Management’s year-over-year decrease in net sales reflects the impact of the general decline in our wire and cable business due to the product lifecycle, which will continue to reduce overall Engine Management net sales. Overall, our customers reported a sales increase in Engine Management in the low single digits during the three months ended March 31, 2018, in line with our long-term forecasts.

Temperature Control’s net sales decreased $10.1 million, or 14.3%, to $60.2 million for the three months ended March 31, 2018.  Net sales in the compressors product group for the three months ended March 31, 2018 were $29.9 million, a decrease of $8 million, or 21.2%, compared to $37.9 million in the same period of 2017.  Net sales in the other climate control parts product group for the three months ended March 31, 2018 were $30.3 million, a decrease of $2.1 million, or 6.3%, compared to $32.4 million in the three months ended March 31, 2017.  Temperature Control’s decrease in net sales for the for first quarter of 2018 compared to the same period in 2017 reflects the impact of a very strong first quarter in 2017 as our customers rebuilt their inventories after a hot 2016 summer season, as compared to a mild 2017 summer leaving our customers with higher than normal inventory levels going into 2018.  As such, 2018 pre-season orders were significantly lower than 2017.  Our Temperature Control net sales for the balance of the year will be dependent on how warm a summer season we experience.

Index
Gross Margins.  Gross margins, as a percentage of consolidated net sales, decreased to 27.7% in the first quarter of 2018, compared to 29.8% in the first quarter of 2017.  The following table summarizes gross margins by segment for the three months ended March 31, 2018 and 2017, respectively (in thousands):

Three Months Ended March 31,	Engine Management	Temperature Control	Other	Total
2018
Net sales	$199,488	$60,231	$2,107	$261,826
Gross margins	56,470	13,667	2,452	72,589
Gross margin percentage	28.3%	22.7%	—	27.7%

2017
Net sales	$211,314	$70,290	$774	$282,378
Gross margins	64,124	17,707	2,279	84,110
Gross margin percentage	30.3%	25.2%	—	29.8%

Compared to the first three months of 2017, gross margins at Engine Management decreased 2 percentage points from 30.3% to 28.3%, while gross margins at Temperature Control decreased 2.5 percentage points from 25.2% to 22.7%.  The gross margin percentage decrease in Engine Management compared to the prior year reflects a year-over-year increase in inefficiencies and redundant costs incurred during our various planned production moves, as well as the lower production volumes.  The gross margin percentage decrease in Temperature Control compared to the prior year resulted primarily from lower production volumes following a mild 2017 summer season, resulting in lower customer pre-season orders in the first three months of 2018.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) increased slightly to $57.7 million, or 22% of consolidated net sales, in the first quarter of 2018, as compared to $57.4 million, or 20.3% of consolidated net sales in the first quarter of 2017.  SG&A expenses were essentially flat when compared to the first quarter of 2017 as the higher costs incurred in our accounts receivable factoring program were offset by lower selling and marketing expenses, and lower other general and administrative expenses. The higher costs incurred in our accounts receivable factoring program reflect the impact of higher discount fees resulting from the year-over-year increase in interest rates.

Restructuring and Integration Expenses.  Restructuring and integration expenses for the first three months of 2018 were $2.8 million compared to restructuring and integration expenses of $1.5 million for the first three months of 2017.  Restructuring and integration expenses relate to expenses incurred in connection with the plant rationalization program that commenced in February 2016, the wire and cable relocation program announced in October 2016, and the Orlando plant rationalization program that commenced in January 2017.  The year-over-year increase in restructuring and integration expenses in the first three months of 2018 compared to the first three months of 2017 reflects the impact of higher expenses incurred in wire and cable relocation program and the Orlando plant rationalization program, which more than offset the lower expenses incurred in the plant rationalization program. The plant rationalization program is substantially completed as of March 31, 2018.  We anticipate that the remaining programs will be completed by the end of the second half of 2018.

Other Income, Net. Other income, net was $0.3 million in both the first quarter of 2018 and 2017.  During the first quarter of 2018 and 2017, we recognized a deferred gain of $0.2 million and $0.3 million, respectively, related to the sale-leaseback of our Long Island City, New York facility.

Index
Operating Income.  Operating income decreased to $12.3 million in the first quarter of 2018, compared to $25.5 million in the first quarter of 2017.  The decrease of $13.2 million is the result of the impact of lower consolidated net sales, lower gross margins as a percentage of consolidated net sales, higher restructuring and integration expenses, and slightly higher SG&A expenses.

Other Non-Operating Income, Net.  Other non-operating expense, net was $31,000 in the first quarter of 2018, compared to other non-operating income, net of $0.8 million in the first quarter of 2017.  The year-over-year decline in other non-operating income (expense), net results primarily from lower year-over-year equity income from our joint ventures.

Interest Expense.  Interest expense increased to $0.6 million in the first quarter of 2018 compared to $0.5 million in the same period of 2017.  The year-over-year increase in interest expense reflects the impact of both higher average outstanding borrowings in 2018 when compared to 2017, and higher year-over-year average interest rates on our revolving credit facility.

Income Tax Provision.  The income tax provision in the first quarter of 2018 was $3 million at an effective tax rate of 26.2% compared to $9.5 million at an effective tax rate of 36.7% for the same period in 2017.  The lower effective tax rate in the first quarter of 2018 compared to the first quarter of 2017 reflects the impact of the Tax Cuts and Jobs Act enacted in the U.S. in December 2017, which included a broad range of tax reform affecting businesses, including the reduction of the federal corporate tax rate from 35% to 21%, changes in the deductibility of certain business expenses, and the manner in which international operations are taxed in the U.S.

Loss from Discontinued Operations.  Loss from discontinued operations, net of tax, reflects legal expenses associated with our asbestos related liability.  We recorded a $0.6 million loss from discontinued operations in both the first quarter of 2018 and 2017.  As discussed more fully in Note 16, “Commitments and Contingencies” in the notes to our consolidated financial statements (unaudited), we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Restructuring and Integration Programs

Plant Rationalization Program

In February 2016, in connection with our ongoing efforts to improve operating efficiencies and reduce costs, we finalized our intention to implement a plant rationalization initiative.  As part of the plant rationalization, all of our Grapevine, Texas production activities have been relocated to facilities in Greenville, South Carolina and Reynosa, Mexico, and certain production activities were relocated from our Greenville, South Carolina manufacturing facility to our manufacturing facility in Bialystok, Poland.  In addition, certain service functions were relocated from Grapevine, Texas to our administrative offices in Lewisville, Texas and our Grapevine, Texas facility was closed.  As of March 31, 2018, the plant rationalization program is substantially completed.

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

Index
The following table summarizes the Wire and Cable Relocation Program’s current forecast estimate through the end of the program, and the amounts incurred through March 31, 2018:

	Forecast	Amounts Incurred Through March 31, 2018
	(In thousands)
Restructuring and integration expense	$4,000	$3,831
Capital expenditures	700	550
Temporary incremental operating expense	7,300	6,806
Total	$12,000	$11,187

Temporary incremental operating expense consists of labor and overhead inefficiencies during the program resulting from running duplicate facilities.

Orlando Plant Rationalization Program

In January 2017, to further our ongoing efforts to improve operating efficiencies and reduce costs, we finalized our intention to implement a plant rationalization initiative at our Orlando, Florida facility.  As part of the plant rationalization, we will relocate production activities from our Orlando, Florida manufacturing facility to Independence, Kansas, and close our Orlando, Florida facility.  In addition, certain production activities will be relocated from our Independence, Kansas manufacturing facility to our manufacturing facility in Reynosa, Mexico.  The following table summarizes the Plant Rationalization Program’s current forecast estimate through the end of the program, and the amounts incurred through March 31, 2018:

	Forecast	Amounts Incurred Through March 31, 2018
	(In thousands)
Restructuring and integration expense	$3,300	$3,229
Capital expenditures	700	586
Temporary incremental operating expense	800	745
Total	$4,800	$4,560

Temporary incremental operating expense consists of labor and overhead inefficiencies during the program resulting from running duplicate facilities.

For a detailed discussion on the restructuring and integration costs, see Note 5, “Restructuring and Integration Expenses,” of the notes to our consolidated financial statements (unaudited).

Liquidity and Capital Resources

Operating Activities. During the first three months of 2018, cash used in operating activities was $6.2 million compared to cash used in operating activities of $26.9 million in the same period of 2017.  The decrease in cash used in operating activities resulted primarily from the smaller year-over-year increase in accounts receivable and the smaller year-over-year increase in inventories, partially offset by a decrease in net earnings, a smaller year-over-year increase in accounts payable, a larger year-over-year decrease in sundry payables and accrued expenses and a smaller year-over-year decrease in prepaid expenses and other current assets.

Net earnings during the first quarter of 2018 were $8 million compared to $15.7 million in the first quarter of 2017.  During the first three months of 2018, (1) the increase in accounts receivable was $20.4 million compared to the year-over-year increase in accounts receivable of $45.3 million in 2017; (2) the increase in inventories was $3.4 million compared to the year-over-year increase in inventories of $19.3 million in 2017; (3) the decrease in prepaid expenses and other current assets was $1.6 million compared to the year-over-year decrease in prepaid expenses and other current assets of $2.1 million in 2017; (4) the increase in accounts payable was $10.7 million compared to the year-over-year increase in accounts payable of $13.7 million in 2017; and (5) the decrease in sundry payables and accrued expenses was $13 million compared to the year-over-year decrease in sundry payables and accrued expenses of $2.3 million in 2017.  We continue to actively manage our working capital to maximize our operating cash flow.

Index
Investing Activities.  Cash used in investing activities was $13.4 million in the first three months of 2018, compared to $3.2 million in the same period of 2017.  Investing activities during the first quarter of 2018 consisted of (1) the payment of the third and final contribution of $5.8 million for our November 2017 acquisition of a 50% interest in a joint venture with Foshan Guangdong Automotive Air Conditioning Co., Ltd., a China-based manufacturer of air conditioning compressors for the automotive aftermarket and the Chinese OE market; (2) the payment of the first installment of $0.7 million for our 15% increase in equity ownership in an joint venture with Gwo Yng Enterprise Co., Ltd., a China-based manufacturer of air conditioner accumulators, filter driers, hose assemblies and switches for the automotive aftermarket and OEM/OES markets; and (3) capital expenditures of $6.9 million.  Investing activities during the first quarter of 2017 consisted of capital expenditures of $3.2 million.

Financing Activities.  Cash provided by financing activities was $28 million in the first three months of 2018 as compared to $25.3 million in the same period of 2017.  During the first three months of 2018, (1) we increased borrowings under our revolving credit facility by $33 million as compared to the increase in borrowings under our revolving credit facility of $27.2 million in 2017; (2) we made cash payments in the first three months of 2018 for the repurchase of shares of our common stock of $3.2 million as compared to $1.3 million in 2017; and (3) we paid dividends of $4.7 million in the first three months of 2018 as compared to $4.3 million in the comparable period last year.  In February 2018, our Board of Directors voted to increase our quarterly dividend from $0.19 per share in 2017 to $0.21 per share in 2018.

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

Borrowings under the credit agreement are secured by substantially all of our assets, including accounts receivable, inventory and certain fixed assets, and those of certain of our subsidiaries.  Availability under the credit agreement is based on a formula of eligible accounts receivable, eligible inventory, eligible equipment and eligible fixed assets.  After taking into account outstanding borrowings under the credit agreement, there was an additional $120.8 million available for us to borrow pursuant to the formula at March 31, 2018.  Outstanding borrowings under the credit agreements, which are classified as current liabilities, were $90 million and $57 million at March 31, 2018 and December 31, 2017, respectively.  Borrowings under the restated credit agreement have been classified as current liabilities based upon the accounting rules and certain provisions in the agreement.

At March 31, 2018, the weighted average interest rate on our credit agreement was 3%, which consisted of $90 million in direct borrowings.  At December 31, 2017, the weighted average interest rate on our credit agreement was 2.7%, which consisted of $57 million in direct borrowings.  During the three months ended March 31, 2018, our average daily alternative base rate loan balance was $1.2 million compared to a balance of $6.2 million for the three months ended March 31, 2017 and our average daily alternative base rate loan balance of $3.8 million for the year ended December 31, 2017.

At any time that our borrowing availability is less than the greater of either (a) $25 million, or 10% of the commitments if fixed assets are not included in the borrowing base, or (b) $31.25 million, or 12.5% of the commitments if fixed assets are included in the borrowing base, the terms of the credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain a fixed  charge coverage ratio of 1:1 at the end of each fiscal quarter (rolling four quarters).  As of March 31, 2018, we were not subject to these covenants.  The credit agreement permits us to pay cash dividends of $20 million and make stock repurchases of $20 million in any fiscal year subject to a minimum availability of $25 million.  Provided specific conditions are met, the credit agreement also permits acquisitions, permissible debt financing, capital expenditures, and cash dividend payments and stock repurchases of greater than $20 million.

Index
In December 2017, our Polish subsidiary, SMP Poland sp.z.o.o., entered into an overdraft facility with HSBC Bank Polska S.A. (“HSBC Poland”) for Zloty 30 million (approximately $8.8 million).  The facility expires on December 2018.  Borrowings under the overdraft facility will bear interest at a rate equal to WIBOR + 0.75% and are guaranteed by Standard Motor Products, Inc., the ultimate parent company.  At March 31, 2018, borrowings under the overdraft facility were Zloty 19.8 million (approximately $5.8 million).

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

Pursuant to these agreements, we sold $157.5 million and $179.7 million of receivables during the three months ended March 31, 2018 and 2017, respectively.  A charge in the amount of $5.4 million and $5.2 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months ended March 31, 2018 and 2017, respectively.  If we do not enter into these arrangements or if any of the financial institutions with which we enter into these arrangements were to experience financial difficulties or otherwise terminate these arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures to collect future trade accounts receivable.

During 2017, our Board of Directors authorized the purchase of up to $30 million of our common stock under stock repurchase programs.  Stock will be purchased from time to time, in the open market or through private transactions as market conditions warrant.  Under these programs, during the year ended December 31, 2017, we repurchased 539,760 shares of our common stock at a total cost of $24.8 million.  Additionally, during the three months ended March 31, 2018, we repurchased 61,756 shares of our common stock under the programs at a total cost of $2.9 million.  As of March 31, 2018, there was approximately $2.3 million available for future stock repurchases under the programs.  In April 2018, we repurchased an additional 20,900 shares of our common stock under the programs at a total cost of $1 million, thereby reducing the amount available for future stock repurchases under the Board of Directors authorizations to $1.3 million.

In February 2016, in connection with our ongoing efforts to improve operating efficiencies and reduce costs, we finalized our intention to implement a plant rationalization initiative.  As part of the plant rationalization, all of our Grapevine, Texas production activities have been relocated to facilities in Greenville, South Carolina and Reynosa, Mexico, and certain production activities were relocated from our Greenville, South Carolina manufacturing facility to our manufacturing facility in Bialystok, Poland.  In addition, certain service functions were relocated from Grapevine, Texas to our administrative offices in Lewisville, Texas and our Grapevine, Texas facility was closed.  As of March 31, 2018, the plant rationalization program is substantially completed.

In connection with our acquisition of the North American automotive ignition wire business of General Cable Corporation in May 2016, we incurred certain integration expenses, including costs incurred in connection with the consolidation of the General Cable Corporation Altoona, Pennsylvania wire distribution center into our existing wire distribution center in Edwardsville, Kansas and the relocation of certain machinery and equipment.  In October 2016, we further announced our plan to relocate all production from the acquired Nogales, Mexico wire set assembly operation to our existing wire assembly facility in Reynosa, Mexico and to close the Nogales, Mexico plant.  One-time plant rationalization costs related to the program of approximately $12 million are expected to be incurred, consisting of restructuring and integration expenses of approximately $4 million related to employee severance and relocation of certain machinery and equipment; capital expenditures of approximately $0.7 million; and temporary incremental operating expenses of approximately $7.3 million, which consists of labor and overhead inefficiencies during the program resulting from running duplicate facilities.  Substantially all of the one-time rationalization costs are expected to result in future cash expenditures and will be recognized throughout the program.  As of March 31, 2018, cash expenditures of approximately $10.8 million have been made related to the program.  We anticipate that the wire and cable relocation program will be completed by the end of the second half of 2018.

Index
In January 2017, to further our ongoing efforts to improve operating efficiencies and reduce costs, we finalized our intention to implement a plant rationalization initiative at our Orlando, Florida facility.  As part of the plant rationalization, we will relocate production activities from our Orlando, Florida manufacturing facility to Independence, Kansas, and close our Orlando, Florida facility. In addition, certain production activities will be relocated from our Independence, Kansas manufacturing facility to our manufacturing facility in Reynosa, Mexico. One-time plant rationalization costs related to the program of approximately $4.8 million are expected to be incurred, consisting of restructuring and integration expenses of approximately $3.3 million related to employee severance and relocation of certain machinery and equipment; capital expenditures of approximately $0.7 million; and temporary incremental operating expenses of approximately $0.8 million, which consists of labor and overhead inefficiencies during the program resulting from running duplicate facilities.  Substantially all of the one-time rationalization costs are expected to result in future cash expenditures and will be recognized throughout the program.  As of March 31, 2018, cash expenditures of approximately $3.6 million have been made related to the program.  We anticipate that the Orlando plant rationalization program will be completed by the end of the second half of 2018.

We anticipate that our cash flow from operations, available cash and available borrowings under our revolving credit facility will be adequate to meet our future liquidity needs for at least the next twelve months.  Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity or capital requirements.  If material adverse developments were to occur in any of these areas, there can be no assurance that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our revolving credit facility in amounts sufficient to enable us to pay the principal and interest on our indebtedness, or to fund our other liquidity needs.  In addition, if we default on any of our indebtedness, or breach any financial covenant in our revolving credit facility, our business could be adversely affected. For further information regarding the risks of our business, please refer to the Risk Factors section of our Annual Report on Form 10-K for the year ending December 31, 2017.

The following table summarizes our contractual commitments as of March 31, 2018 and expiration dates of commitments through 2026 (a) (b):

(In thousands)	2018	2019	2020	2021	2022	2023- 2026	Total
Lease obligations	$7,114	$8,078	$6,990	$6,355	$5,364	$3,932	$37,833
Postretirement benefits	330	42	38	33	29	91	563
Severance payments related to restructuring and integration	1,415	405	170	71	2	—	2,063
Total commitments	$8,859	$8,525	$7,198	$6,459	$5,395	$4,023	$40,459

(a)
Indebtedness under our revolving credit facilities is not included in the table above as it is reported as a current liability in our consolidated balance sheets.  As of March 31, 2018, amounts outstanding under our revolving credit facilities were $90 million.

(b)
We anticipate total aggregate future severance payments of approximately $2.1 million related to the plant rationalization program, the wire and cable relocation program and the Orlando plant rationalization program.  All programs are expected to be completed by the end of the second half of 2018.

Index
Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results. There have been no material changes to our critical accounting policies and estimates from the information provided in Note 1 of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017, except for changes made as a result of the adoption of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, described under the heading, “Recently Issued Accounting Pronouncements” in Note 2 and in Note 3, “Net Sales,” of the notes to our consolidated financial statements (unaudited).

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

Revenue Recognition.  We derive our revenue primarily from sales of replacement parts for motor vehicles from both our Engine Management and Temperature Control Segments. The amount of consideration we receive and revenue we recognize depends on the marketing incentives, product warranty and overstock returns we offer to our customers.  For certain of our sales of remanufactured products, we also charge our customers a deposit for the return of a used core component which we can use in our future remanufacturing activities.  Such deposit is not recognized as revenue at the time of the sale but rather carried as a core liability.  At the same time, we estimate the core expected to be returned from the customer and record the estimated return as unreturned customer inventory.  The liability is extinguished when a core is actually returned to us, or at period end when we estimate and recognize revenue for core deposits not expected to be returned.  We estimate and record provisions for cash discounts, quantity rebates, sales returns and warranties in the period the sale is recorded, based upon our prior experience and current trends.  As described below, significant management judgments and estimates must be made and used in estimating sales returns and allowances relating to revenue recognized in any accounting period.

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

Index
We utilize cores (used parts) in our remanufacturing processes for air conditioning compressors, diesel injectors, and diesel pumps.  The production of air conditioning compressors, diesel injectors, and diesel pumps involves the rebuilding of used cores, which we acquire either in outright purchases from used parts brokers or from returns pursuant to an exchange program with customers.  Under such exchange programs, at the time of sale of air conditioning compressors, diesel injectors, and diesel pumps, we estimate the core expected to be returned from the customer and record the estimated return as unreturned customer inventory.

In addition, many of our customers can return inventory to us based upon customer warranty and overstock arrangements within customer specific limits.  At the time products are sold, we accrue a liability for product warranties and overstock returns and record as unrecorded customer inventory our estimate of anticipated customer returns.  Estimates are based upon historical information on the nature, frequency and probability of the customer return.  Unreturned core, warranty and overstock customer inventory is recorded at standard cost.  Revision to these estimates is made when necessary, based upon changes in these factors.  We regularly study trends of such claims.

Sales Returns and Other Allowances and Allowance for Doubtful Accounts.

Many of our products carry a warranty ranging from a 90-day limited warranty to a lifetime limited warranty, which generally covers defects in materials or workmanship and failure to meet industry published specifications and/or the result of installation error.  In addition to warranty returns, we also permit our customers to return new, undamaged products to us within customer-specific limits (which are generally limited to a specified percentage of their annual purchases from us) in the event that they have overstocked their inventories. At the time products are sold, we accrue a liability for product warranties and overstock returns as a percentage of sales based upon estimates established using historical information on the nature, frequency and average cost of the claim and the probability of the customer return. At the same time, we record an estimate of anticipated customer returns as unreturned customer inventory. Significant judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period.  Revision to these estimates is made when necessary, based upon changes in these factors.  We regularly study trends of such claims.  At March 31, 2018, the allowance for sales returns was $43 million.

Similarly, we must make estimates of the uncollectability of our accounts receivable. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit‑worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  At March 31, 2018, the allowance for doubtful accounts and for discounts was $5.2 million.

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

The valuation allowance of $0.4 million as of March 31, 2018 is intended to provide for the uncertainty regarding the ultimate realization of our U.S. foreign tax credit carryovers and foreign net operating loss carryovers. The assessment of the adequacy of our valuation allowance is based on our estimates of taxable income in these jurisdictions and the period over which our deferred tax assets will be recoverable.

In the event that actual results differ from these estimates, or we adjust these estimates in future periods for current trends or expected changes in our estimating assumptions, we may need to modify the level of the valuation allowance which could materially impact our business, financial condition and results of operations.

In accordance with generally accepted accounting practices, we recognize in our financial statements only those tax positions that meet the more-likely-than-not-recognition threshold. We establish tax reserves for uncertain tax positions that do not meet this threshold.  As of March 31, 2018, we do not believe there is a need to establish a liability for uncertain tax positions.  Penalties and interest associated with income tax matters are included in the provision for income taxes in our consolidated statement of operations.

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

Index
Asbestos Litigation.  We are responsible for certain future liabilities relating to alleged exposure to asbestos-containing products.  In accordance with our accounting policy, our most recent actuarial study as of August 31, 2017 estimated an undiscounted liability for settlement payments, excluding legal costs and any potential recovery from insurance carriers, ranging from $35.2 million to $54 million for the period through 2060.  Based on the information contained in the actuarial study and all other available information considered by us, we have concluded that no amount within the range of settlement payments was more likely than any other and, therefore, in assessing our asbestos liability we compare the low end of the range to our recorded liability to determine if an adjustment is required.  Based upon the results of the August 31, 2017 actuarial study, in September 2017 we increased our asbestos liability to $35.2 million, the low end of the range, and recorded an incremental pre-tax provision of $6 million in loss from discontinued operations in the accompanying statement of operations.  In addition, according to the updated study, future legal costs, which are expensed as incurred and reported in loss from discontinued operations in the accompanying statement of operations, are estimated to range from $44.3 million to $79.6 million for the period through 2060.  We will continue to perform an annual actuarial analysis during the third quarter of each year for the foreseeable future.  Based on this analysis and all other available information, we will continue to reassess the recorded liability and, if deemed necessary, record an adjustment to the reserve, which will be reflected as a loss or gain from discontinued operations.

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

Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk, primarily related to foreign currency exchange and interest rates.  These exposures are actively monitored by management.  Our exposure to foreign exchange rate risk is due to certain costs, revenues and borrowings being denominated in currencies other than one of our subsidiary’s functional currency. Similarly, we are exposed to market risk as the result of changes in interest rates, which may affect the cost of our financing. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures.  We do not hold or issue derivative financial instruments for trading or speculative purposes.  As of March 31, 2018, we do not have any derivative financial instruments.

Exchange Rate Risk

We have exchange rate exposure, primarily, with respect to the Canadian Dollar, the Euro, the British Pound, the Polish Zloty, the Mexican Peso, the Taiwan Dollar, the Chinese Yuan Renminbi and the Hong Kong Dollar.  As of March 31, 2018 and December 31, 2017, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore, the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows.  This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the incremental effect of such a change on our foreign currency denominated revenues.

Interest Rate Risk

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements.  We invest our excess cash in highly liquid short-term investments.  Substantially all of our debt is variable rate debt as of March 31, 2018 and December 31, 2017.

In addition, from time to time, we sell undivided interests in certain of our receivables to financial institutions.  We enter these agreements at our discretion when we determine that the cost of factoring is less than the cost of servicing our receivables with existing debt.  During the three months ended March 31, 2018, we sold $157.5 million of receivables.  Depending upon the level of sales of receivables pursuant these agreements, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the margin rate may have an approximate $1.6 million negative impact on our earnings or cash flows during the three months ended March 31, 2018.  The charge related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations.

Other than the aforementioned, there have been no significant changes to the information presented in Item 7A (Market Risk) of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

During the quarter ended March 31, 2018, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the changes implemented to our processes and controls related to the adoption on January 1, 2018 of ASU 2014-09, Revenue from Contracts with Customers.

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

The information required by this Item is incorporated herein by reference to the information set forth in Item 1, “Consolidated Financial Statements” of this Report under the captions “Asbestos” and “Other Litigation” appearing in Note 16, “Commitments and Contingencies,” of the notes to our consolidated financial statements (unaudited).

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to the Company’s purchases of its common stock for the first quarter of 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (2)

January 1 – 31, 2018	23,756	$46.18	23,756	$4,124,435
February 1 – 28, 2018	17,000	47.97	17,000	3,308,953
March 1 – 31, 2018	21,000	47.59	21,000	2,309,600
Total	61,756	$47.15	61,756	$2,309,600

(1)	All shares were purchased through the publicly announced stock repurchase programs in open-market transactions.

(2)
During 2017, our Board of Directors authorized the purchase of up to $30 million of our common stock under stock repurchase programs.  Stock will be purchased from time to time, in the open market or through private transactions, as market conditions warrant. Under these programs, during the year ended December 31, 2017, we repurchased 539,760 shares of our common stock at a total cost of $24.8 million.  Additionally, during the three months ended March 31, 2018, we repurchased 61,756 shares of our common stock at a total cost of $2.9 million.  As of March 31, 2018, there was approximately $2.3 million available for future stock purchases under the programs.  In April 2018, we repurchased an additional 20,900 shares of our common stock under the programs at a total cost of $1 million, thereby reducing the amount available for future stock repurchases under the Board of Directors authorizations to $1.3 million.

Index
ITEM 6.	EXHIBITS

Exhibit Number
10.1	Consulting Agreement, dated as of April 1, 2018, between Standard Motor Products, Inc. and John P. Gethin.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to the Original Filing shall be deemed to be “furnished” and not “filed.”

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD MOTOR PRODUCTS, INC.
(Registrant)

Date: May 4, 2018	/s/ James J. Burke
James J. Burke
Executive Vice President Finance,
Chief Financial Officer
(Principal Financial and
Accounting Officer)