Form 10-Q
period 2018-06-30
STANDARD MOTOR PRODUCTS INC
filed 2018-07-31
CIK 93389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2018

or

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
Yes☐      No ☑

As of the close of business on July 27, 2018, there were 22,428,120 outstanding shares of the registrant’s Common Stock, par value $2.00 per share.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Index
PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2018	2017	2018	2017
	(Unaudited)		(Unaudited)

Net sales	$286,636	$312,729	$548,462	$595,107
Cost of sales	205,347	222,063	394,584	420,331
Gross profit	81,289	90,666	153,878	174,776
Selling, general and administrative expenses	57,750	60,346	115,467	117,763
Restructuring and integration expenses	231	1,235	3,067	2,782
Other income, net	42	314	313	630
Operating income	23,350	29,399	35,657	54,861
Other non-operating income, net	480	1,010	449	1,890
Interest expense	1,251	722	1,883	1,190
Earnings from continuing operations before taxes	22,579	29,687	34,223	55,561
Provision for income taxes	5,752	11,426	8,799	20,933
Earnings from continuing operations	16,827	18,261	25,424	34,628
Loss from discontinued operations, net of income taxes	(882)	(497)	(1,490)	(1,130)
Net earnings	$15,945	$17,764	$23,934	$33,498

Per Share Data:
Net earnings per common share – Basic:
Earnings from continuing operations	$0.75	$0.80	$1.13	$1.52
Discontinued operations	(0.04)	(0.02)	(0.07)	(0.05)
Net earnings per common share – Basic	$0.71	$0.78	$1.06	$1.47

Net earnings per common share – Diluted:
Earnings from continuing operations	$0.73	$0.78	$1.11	$1.48
Discontinued operations	(0.04)	(0.02)	(0.07)	(0.04)
Net earnings per common share – Diluted	$0.69	$0.76	$1.04	$1.44

Dividend declared per share	$0.21	$0.19	$0.42	$0.38

Average number of common shares	22,471,428	22,820,079	22,484,894	22,833,263
Average number of common shares and dilutive common shares	22,958,469	23,329,082	22,962,049	23,332,480

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
	(Unaudited)		(Unaudited)

Net earnings	$15,945	$17,764	$23,934	$33,498
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(5,935)	2,733	(3,716)	5,456
Pension and postretirement plans:
Amortization of:
Unrecognized gain	(12)	(271)	(21)	(330)
Unrecognized actuarial gains	12	472	12	472
Income tax related to pension and postretirement plans	—	(81)	4	(57)
Pension and postretirement plans, net of tax	—	120	(5)	85
Total other comprehensive income (loss), net of tax	(5,935)	2,853	(3,721)	5,541
Comprehensive income	$10,010	$20,617	$20,213	$39,039

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,573	$17,323
Accounts receivable, less allowances for discounts and doubtful accounts of $5,533 and $4,967 for 2018 and 2017, respectively	173,861	140,057
Inventories	331,453	326,411
Unreturned customer inventories	18,246	—
Prepaid expenses and other current assets	16,458	12,300
Total current assets	558,591	496,091

Property, plant and equipment, net of accumulated depreciation of $186,603 and $191,081 for 2018 and 2017, respectively	91,277	89,103
Goodwill	67,360	67,413
Other intangibles, net	52,216	56,261
Deferred income taxes	31,842	32,420
Investments in unconsolidated affiliates	34,725	31,184
Other assets	15,934	15,095
Total assets	$851,945	$787,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$88,528	$57,000
Current portion of other debt	5,169	4,699
Accounts payable	94,988	77,990
Sundry payables and accrued expenses	29,391	40,012
Accrued customer returns	42,536	35,916
Accrued core liability	26,138	11,899
Accrued rebates	34,142	35,346
Payroll and commissions	20,861	23,035
Total current liabilities	341,753	285,897

Long-term debt	34	79
Other accrued liabilities	15,449	14,561
Accrued asbestos liabilities	32,339	33,376
Total liabilities	389,575	333,913

Commitments and contingencies

Stockholders’ equity:
Common stock – par value $2.00 per share:
Authorized – 30,000,000 shares; issued 23,936,036 shares	47,872	47,872
Capital in excess of par value	103,403	100,057
Retained earnings	370,461	357,153
Accumulated other comprehensive income	(7,830)	(4,109)
Treasury stock – at cost (1,490,526 shares and 1,424,025 shares in 2018 and 2017, respectively)	(51,536)	(47,319)
Total stockholders’ equity	462,370	453,654
Total liabilities and stockholders’ equity	$851,945	$787,567

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Six Months Ended June 30,
	2018	2017
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$23,934	$33,498
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	11,706	11,316
Amortization of deferred financing cost	172	172
Increase to allowance for doubtful accounts	93	1,230
Increase to inventory reserves	1,553	767
Amortization of deferred gain on sale of building	(218)	(524)
Equity income from joint ventures	(125)	(1,111)
Employee Stock Ownership Plan allocation	1,278	1,080
Stock-based compensation	3,896	4,005
Decrease in deferred income taxes	502	749
Loss on discontinued operations, net of tax	1,490	1,130
Change in assets and liabilities:
Increase in accounts receivable	(34,524)	(53,069)
Increase in inventories	(6,650)	(27,048)
Increase in prepaid expenses and other current assets	(2,988)	(943)
Increase in accounts payable	15,684	17,475
Increase (decrease) in sundry payables and accrued expenses	(9,115)	5,663
Net change in other assets and liabilities	(2,502)	(1,225)
Net cash provided by (used in) operating activities	4,186	(6,835)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and investments in businesses	(8,572)	—
Capital expenditures	(11,325)	(8,843)
Other investing activities	16	2
Net cash used in investing activities	(19,881)	(8,841)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line-of-credit agreements	31,529	24,134
Net borrowings (payments) of other debt and capital lease obligations	758	(21)
Purchase of treasury stock	(7,640)	(5,176)
Increase in overdraft balances	1,990	1,488
Dividends paid	(9,437)	(8,674)
Net cash provided by financing activities	17,200	11,751
Effect of exchange rate changes on cash	(255)	518
Net increase (decrease) in cash and cash equivalents	1,250	(3,407)
CASH AND CASH EQUIVALENTS at beginning of period	17,323	19,796
CASH AND CASH EQUIVALENTS at end of period	$18,573	$16,389

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,656	$956
Income taxes	$9,622	$19,499
Noncash investing activity:
Accrual for additional investment in China joint venture	$1,373	$—

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2018
(Unaudited)
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
(In thousands)
Balance at December 31, 2017	$47,872	$100,057	$357,153	$(4,109)	$(47,319)	$453,654
Cumulative effect adjustment (Note 2)	—	—	(1,189)	—	—	(1,189)
Net earnings	—	—	23,934	—	—	23,934
Other comprehensive income, net of tax	—	—	—	(3,721)	—	(3,721)
Cash dividends paid	—	—	(9,437)	—	—	(9,437)
Purchase of treasury stock	—	—	—	—	(7,324)	(7,324)
Stock-based compensation	—	2,581	—	—	1,315	3,896
Employee Stock Ownership Plan	—	765	—	—	1,792	2,557

Balance at June 30, 2018	$47,872	$103,403	$370,461	$(7,830)	$(51,536)	$462,370

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The adoption of ASU 2014-09 resulted in the following changes to our consolidated balance sheet as of June 30, 2018 and our consolidated statement of operations for the three months and six months ended June 30, 2018 (in thousands):

	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Change
Balance Sheet
Unreturned customer inventories	$18,246	$—	$18,246
Prepaid expenses and other current assets	16,458	16,733	(275)
Accrued customer returns	42,536	36,184	6,352
Accrued core liability	26,138	14,123	12,015
Retained earnings	370,461	370,857	(396)

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Change	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Change
Statement of Operations
Net sales	$286,636	$286,531	$105	$548,462	$546,009	$2,453
Cost of sales	205,347	205,781	(434)	394,584	393,199	1,385
Earnings from continuing operations before taxes	22,579	22,040	539	34,223	33,155	1,068
Provision for income taxes	5,752	5,615	137	8,799	8,524	275
Net earnings	15,945	15,543	402	23,934	23,141	793

See Note 3 for further information regarding our adoption of ASU 2014-09.

The following table provides a brief description of the impact of additional recently adopted accounting pronouncements on our financial statements:

Standard	Description	Date of adoption	Effects on the financial statements or other significant matters

ASU 2016-15, Statement of Cash Flows	This standard is intended to reduce diversity in practice and to provide guidance as to how certain cash receipts and cash payments are presented and classified in the statement of cash flows.	January 1, 2018	The retrospective adoption of the new standard did not result in any changes in our reporting of cash receipts and cash payments in our consolidated statement of cash flows.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Standards that are not yet adopted as of June 30, 2018

Leases

In February 2016, the FASB issued ASU 2016-02, Leases, (“ASU 2016-02”), which outlines the need to recognize a right-of-use asset and a lease liability for virtually all leases (other than leases that meet the definition of a short-term lease).  For income statement purposes, the FASB retained the dual model, requiring leases to be classified as either operating or financing.  Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern.  The new standard is effective for annual reporting periods beginning after December 15, 2018, which for us is January 1, 2019, and interim periods within those annual periods.  The new standard will require that we recognize all of our leases, including our current operating leases, on the balance sheet.  The new standard must be adopted utilizing a modified retrospective transition and provides for certain expedients.

To date, we have taken an inventory of all of our operating leases, which consists primarily of real estate, equipment and auto leases, started our review of key lease agreements including contract reviews for embedded leases, and are currently evaluating lease terms, lease payments and appropriate discount rates to use in calculating the right-of-use asset and lease liability. In addition, we are currently evaluating the transition package of practical expedients permitted within the new standard, which among other things, allows us to use hindsight to determine the reasonably certain lease term for existing leases, and allows for the adoption of the new standard at the effective date without adjusting the comparative prior periods presented.  We will be continuously assessing the impact of the new standard and the impact on our systems, processes and controls through January 1, 2019, our planned adoption date.

The following table provides a brief description of additional recently issued accounting pronouncements that have not yet been adopted as of June 30, 2018, and that could have an impact on our financial statements:

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

ASU 2016-13, Financial Instruments – Credit Losses
This standard creates a single model to measure impairment on financial assets, which includes trade account receivables.  An estimate of expected credit losses on trade account receivables over their contractual life will be required to be recorded at inception, based on historical information, current conditions, and reasonable and supportable forecasts.

January 1, 2020, with early adoption permitted
The new standard requires adoption through a cumulative-effect adjustment to retained earnings as of the effective date, without adjusting period periods. We do not anticipate that the adoption of this standard will have a material impact on manner in which we estimate our allowance for doubtful accounts on trade accounts receivable, or on our consolidated financial statements.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Disaggregation of Net Sales

We disaggregate our net sales from contracts with customers by geographic area, major product group, and major sales channels for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our net sales are affected by economic factors.  The following tables provide disaggregation of net sales information for the three months and six months ended June 30, 2018 and 2017 (in thousands):

Three months ended June 30, 2018 (a)	Engine Management	Temperature Control	Other (c)	Total
Geographic Area:
United States	$182,383	$74,267	$—	$256,650
Canada	7,288	5,516	2,837	15,641
Mexico	4,447	173	—	4,620
Europe	2,406	147	—	2,553
Other foreign	6,905	267	—	7,172
Total	$203,429	$80,370	$2,837	$286,636
Major Product Group:
Ignition, emissions and fuel system parts	$162,462	$—	$1,191	$163,653
Wire and cable	40,967	—	158	41,125
Compressors	—	46,940	818	47,758
Other climate control parts	—	33,430	670	34,100
Total	$203,429	$80,370	$2,837	$286,636
Major Sales Channel:
Aftermarket	$171,864	$70,679	$2,837	$245,380
OE/OES	25,801	9,296	—	35,097
Export	5,764	395	—	6,159
Total	$203,429	$80,370	$2,837	$286,636

Three months ended June 30, 2017 (a)(b)	Engine Management	Temperature Control	Other (c)	Total
Geographic Area:
United States	$201,142	$80,874	$—	$282,016
Canada	8,056	5,554	1,989	15,599
Mexico	5,056	208	—	5,264
Europe	3,151	320	—	3,471
Other foreign	5,944	435	—	6,379
Total	$223,349	$87,391	$1,989	$312,729
Major Product Group:
Ignition, emissions and fuel system parts	$178,105	$—	$840	$178,945
Wire and cable	45,244	—	150	45,394
Compressors	—	49,644	601	50,245
Other climate control parts	—	37,747	398	38,145
Total	$223,349	$87,391	$1,989	$312,729
Major Sales Channel:
Aftermarket	$191,846	$76,799	$1,989	$270,634
OE/OES	26,168	9,810	—	35,978
Export	5,335	782	—	6,117
Total	$223,349	$87,391	$1,989	$312,729

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Six months ended June 30, 2018 (a)	Engine Management	Temperature Control	Other (c)	Total
Geographic Area:
United States	$356,967	$129,838	$—	$486,805
Canada	15,092	9,448	4,944	29,484
Mexico	12,669	385	—	13,054
Europe	5,886	311	—	6,197
Other foreign	12,303	619	—	12,922
Total	$402,917	$140,601	$4,944	$548,462
Major Product Group:
Ignition, emissions and fuel system parts	$323,539	$—	$2,853	$326,392
Wire and cable	79,378	—	349	79,727
Compressors	—	76,838	762	77,600
Other climate control parts	—	63,763	980	64,743
Total	$402,917	$140,601	$4,944	$548,462
Major Sales Channel:
Aftermarket	$341,174	$122,309	$4,944	$468,427
OE/OES	50,857	17,397	—	68,254
Export	10,886	895	—	11,781
Total	$402,917	$140,601	$4,944	$548,462

Six months ended June 30, 2017 (a)(b)	Engine Management	Temperature Control	Other (c)	Total
Geographic Area:
United States	$387,044	$145,913	$—	$532,957
Canada	17,823	9,910	2,763	30,496
Mexico	12,087	432	—	12,519
Europe	6,965	524	—	7,489
Other foreign	10,744	902	—	11,646
Total	$434,663	$157,681	$2,763	$595,107
Major Product Group:
Ignition, emissions and fuel system parts	$343,258	$—	$1,564	$344,822
Wire and cable	91,405	—	376	91,781
Compressors	—	87,545	299	87,844
Other climate control parts	—	70,136	524	70,660
Total	$434,663	$157,681	$2,763	$595,107
Major Sales Channel:
Aftermarket	$371,611	$138,598	$2,763	$512,972
OE/OES	52,672	17,799	—	70,471
Export	10,380	1,284	—	11,664
Total	$434,663	$157,681	$2,763	$595,107

(a)	Segment net sales include intersegment sales in our Engine Management and Temperature Control segments.

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

In March 2018, we acquired an additional 15% equity interest in the joint venture for RMB 26,475,583 (approximately $4.2 million), thereby increasing our equity interest in the joint venture to 65%.  Payment for our additional 15% investment will be made in six cash installments, with $2.8 million paid through June 30, 2018 and the balance paid on various dates through the end of 2018.  Although we have increased our equity interest in the joint venture to 65%, the minority shareholder will maintain participating rights that will allow it to participate in certain significant financial and operating decisions that occur in the ordinary course of business. As a result of the existence of these substantive participating rights of the minority shareholder, we will continue to account for our investment in the joint venture under the equity method of accounting.

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

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of December 31, 2017 and June 30, 2018 and activity for the six months ended June 30, 2018 consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2017	$2,854	$—	$2,854
Restructuring and integration costs:
Amounts provided for during 2018	50	3,017	3,067
Non-cash usage, including asset write-downs	—	(181)	(181)
Cash payments	(1,748)	(2,836)	(4,584)
Foreign currency exchange rate changes	26	—	26
Exit activity liability at June 30, 2018	$1,182	$—	$1,182

Restructuring Costs

Plant Rationalization Program

In February 2016, in connection with our ongoing efforts to improve operating efficiencies and reduce costs, we finalized our intention to implement a plant rationalization initiative.  As part of the plant rationalization, all our Grapevine, Texas production activities have been relocated to facilities in Greenville, South Carolina and Reynosa, Mexico, and certain production activities were relocated from our Greenville, South Carolina manufacturing facility to our manufacturing facility in Bialystok, Poland.  In addition, certain service functions were relocated from Grapevine, Texas to our administrative offices in Lewisville, Texas and our Grapevine, Texas facility was closed.  As of June 30, 2018, the plant rationalization program is substantially completed.  Cash payments made during the first six months of 2018 consisted primarily of severance payments to employees.

Activity, by segment, for the six months ended June 30, 2018 related to our plant rationalization program consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2017	$—	$1,476	$—	$1,476
Restructuring and integration costs:
Amounts provided for during 2018	—	204	—	204
Cash payments	—	(1,204)	—	(1,204)
Exit activity liability at June 30, 2018	$—	$476	$—	$476

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Orlando Plant Rationalization Program

In January 2017, to further our ongoing efforts to improve operating efficiencies and reduce costs, we finalized our intention to implement a plant rationalization initiative at our Orlando, Florida facility.  As part of the Orlando plant rationalization, all of our Orlando, Florida production activities have been relocated to our Independence, Kansas manufacturing facility.  In addition, certain production activities were relocated from our Independence, Kansas manufacturing facility to our Reynosa, Mexico manufacturing facility and our Orlando, Florida facility was closed.  As of June 30, 2018, the Orlando plant rationalization program is substantially completed.  The remaining aggregate liability related to the program as of June 30, 2018 consists of future cash severance payments to be made to former employees.

Activity, by segment, for the six months ended June 30, 2018 related to our Orlando plant rationalization program consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2017	$986	$—	$—	$986
Restructuring and integration costs:
Amounts provided for during 2018	1,471	—	—	1,471
Non-cash usage, including asset write-downs	(12)	—	—	(12)
Cash payments	(1,739)	—	—	(1,739)
Exit activity liability at June 30, 2018	$706	$—	$—	$706

Integration Costs

Wire and Cable Relocation

In connection with our acquisition of the North American automotive ignition wire business of General Cable Corporation in May 2016, we incurred certain integration expenses, including costs incurred in connection with the consolidation of the General Cable Corporation Altoona, Pennsylvania wire distribution center into our existing wire distribution center in Edwardsville, Kansas and the relocation of certain machinery and equipment.  In October 2016, we further announced our plan to relocate all production from the acquired Nogales, Mexico wire set assembly operation to our existing wire assembly facility in Reynosa, Mexico and to close the Nogales, Mexico plant.  As of June 30, 2018, the wire and cable relocation program is substantially completed.  All of our Nogales, Mexico production activities have been relocated to our Reynosa, Mexico assembly facility and our Nogales, Mexico plant was closed.

Activity, by segment, for the six months ended June 30, 2018 related to our wire and cable relocation program consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2017	$392	$—	$—	$392
Restructuring and integration costs:
Amounts provided for during 2018	1,392	—	—	1,392
Non-cash usage, including asset write-downs	(169)	—	—	(169)
Cash payments	(1,641)	—	—	(1,641)
Foreign currency exchange rate changes	26	—	—	26
Exit activity liability at June 30, 2018	$—	$—	$—	$—

Note 6.	Sale of Receivables

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Pursuant to these agreements, we sold $184.1 million and $341.6 million of receivables during the three months and six months ended June 30, 2018, respectively, and $224.3 million and $404.1 million for the comparable periods in 2017.  A charge in the amount of $6.3 million and $11.7 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months and six months ended June 30, 2018, respectively, and $6.4 million and $11.6 million for the comparable periods in 2017.  If we do not enter into these arrangements or if any of the financial institutions with which we enter into these arrangements were to experience financial difficulties or otherwise terminate these arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures to collect future trade accounts receivable.

Note 7.	Inventories

Inventories, which are stated at the lower of cost (determined by means of the first-in, first-out method) or market, consist of the following:

	June 30, 2018	December 31, 2017
	(In thousands)

Finished goods	$218,000	$209,800
Work in process	9,029	7,536
Raw materials	104,424	109,075
Subtotal	331,453	326,411
Unreturned customer inventories (1)	18,246	—
Total inventories	$349,699	$326,411

(1)
The adoption of ASU 2014-09 using the modified retrospective method resulted in the recording of unreturned customer inventories commencing on January 1, 2018, see Note 2, “Summary of Significant Accounting Policies” for additional information.

Note 8.	Acquired Intangible Assets

Acquired identifiable intangible assets consist of the following:
	June 30, 2018	December 31, 2017
	(In thousands)

Customer relationships	$87,226	$87,290
Trademarks and trade names	6,800	6,800
Non-compete agreements	3,192	3,193
Patents	723	723
Supply agreements	800	800
Leaseholds	160	160
Total acquired intangible assets	98,901	98,966
Less accumulated amortization (1)	(47,668)	(43,853)
Net acquired intangible assets	$51,233	$55,113

(1)	Applies to all intangible assets, except for trademarks and trade names totaling $5.2 million, which have indefinite useful lives and, as such, are not being amortized.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Total amortization expense for acquired intangible assets was $1.9 million and $3.8 million for the three months and six months ended June 30, 2018, respectively, and $2.1 million and $4.2 million for the comparable periods in 2017.  Based on the current estimated useful lives assigned to our acquired intangible assets, amortization expense is estimated to be $3.7 million for the remainder of 2018, $6.3 million in 2019, $5.9 million in 2020, $4.6 million in 2021 and $25.5 million in the aggregate for the years 2022 through 2031.

Note 9.	Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	June 30, 2018	December 31, 2017
	(In thousands)
Revolving credit facilities	$88,528	$57,000
Other (1)	5,203	4,778
Total debt	$93,731	$61,778

Current maturities of debt	$93,697	$61,699
Long-term debt	34	79
Total debt	$93,731	$61,778

(1)	Other includes borrowings under our Polish overdraft facility of Zloty 19.1 million (approximately $5.1 million).

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

Borrowings under the credit agreement are secured by substantially all of our assets, including accounts receivable, inventory and certain fixed assets, and those of certain of our subsidiaries.  Availability under the credit agreement is based on a formula of eligible accounts receivable, eligible inventory, eligible equipment and eligible fixed assets.  After taking into account outstanding borrowings under the credit agreement, there was an additional $158.3 million available for us to borrow pursuant to the formula at June 30, 2018.  Outstanding borrowings under the credit agreements, which are classified as current liabilities, were $88.5 million and $57 million at June 30, 2018 and December 31, 2017, respectively.  Borrowings under the restated credit agreement have been classified as current liabilities based upon the accounting rules and certain provisions in the agreement.

At June 30, 2018, the weighted average interest rate on our credit agreement was 3.5%, which consisted of $80 million in direct borrowings at 3.3% and an alternative base rate loan of $8.5 million at 5.3%.  At December 31, 2017, the weighted average interest rate on our credit agreement was 2.7%, which consisted of $57 million in direct borrowings.  During the six months ended June 30, 2018, our average daily alternative base rate loan balance was $1.9 million, compared to a balance of $5.2 million for the six months ended June 30, 2017, and a balance of $3.8 million for the year ended December 31, 2017.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

At any time that our borrowing availability is less than the greater of either (a) $25 million, or 10% of the commitments if fixed assets are not included in the borrowing base, or (b) $31.25 million, or 12.5% of the commitments if fixed assets are included in the borrowing base, the terms of the credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain a fixed charge coverage ratio of 1:1 at the end of each fiscal quarter (rolling four quarters).  As of June 30, 2018, we were not subject to these covenants.  The credit agreement permits us to pay cash dividends of $20 million and make stock repurchases of $20 million in any fiscal year subject to a minimum availability of $25 million.  Provided specific conditions are met, the credit agreement also permits acquisitions, permissible debt financing, capital expenditures, and cash dividend payments and stock repurchases of greater than $20 million.

Polish Overdraft Facility

In December 2017, our Polish subsidiary, SMP Poland sp.z.o.o., entered into an overdraft facility with HSBC Bank Polska S.A. (“HSBC Poland”) for Zloty 30 million (approximately $8 million).  The facility expires in December 2018.  Borrowings under the overdraft facility will bear interest at a rate equal to WIBOR + 0.75% and are guaranteed by Standard Motor Products, Inc., the ultimate parent company.  At June 30, 2018, borrowings under the overdraft facility were Zloty 19.1 million (approximately $5.1 million).

Deferred Financing Costs

We had deferred financing costs of $0.8 million and $1 million as of June 30, 2018 and December 31, 2017, respectively.  Deferred financing costs are related to our revolving credit facility.  Deferred financing costs as of June 30, 2018 are being amortized in the amounts of $0.2 million for the remainder of 2018, $0.3 million in 2019 and $0.3 million in 2020.

Note 10.  Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income by Component (in thousands)

	Three Months Ended June 30, 2018
	Foreign Currency Translation Adjustments	Unrecognized Postretirement Benefit Costs (Credit)	Total
Balance at March 31, 2018	$(2,006)	$111	$(1,895)
Other comprehensive income before reclassifications	(5,935)	7	(5,928)
Amounts reclassified from accumulated other comprehensive income	—	(7)	(7)
Other comprehensive income, net	(5,935)	—	(5,935)
Balance at June 30, 2018	$(7,941)	$111	$(7,830)

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

	Six Months Ended June 30, 2018
	Foreign Currency Translation Adjustments	Unrecognized Postretirement Benefit Costs (Credit)	Total
Balance at December 31, 2017	$(4,225)	$116	$(4,109)
Other comprehensive income before reclassifications	(3,716)	7	(3,709)
Amounts reclassified from accumulated other comprehensive income	—	(12)	(12)
Other comprehensive income, net	(3,716)	(5)	(3,721)
Balance at June 30, 2018	$(7,941)	$111	$(7,830)

Reclassifications Out of Accumulated Other Comprehensive Income (in thousands)

Details About Accumulated Other Comprehensive Income Components	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Amortization of postretirement benefit plans:
Prior service benefit (1)	$—	$—
Unrecognized gain (1)	(12)	(21)
Total before income tax	(12)	(21)
Income tax expense	5	9
Total reclassifications for the period	$(7)	$(12)

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Our restricted and performance-based share activity was as follows for the six months ended June 30, 2018:

	Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2017	853,958	$33.25
Granted	9,129	37.53
Vested	(25,845)	35.38
Forfeited	(3,950)	42.82
Balance at June 30, 2018	833,292	$33.18

We recorded compensation expense related to restricted shares and performance-based shares of $3.3 million ($2.5 million, net of tax) and $3.5 million ($2.2 million, net of tax) for the six months ended June 30, 2018 and 2017, respectively. The unamortized compensation expense related to our restricted and performance-based shares was $12.8 million at June 30, 2018, and is expected to be recognized as they vest over a weighted average period of 4.2 years and 0.8 years for employees and directors, respectively.

Note 12.	Employee Benefits

We provided, and continue to provide, certain medical and dental care benefits to eligible retired U.S. and Canadian employees. Under the U.S. plan, for non-union employees, a Health Reimbursement Account (“HRA”) was established beginning January 1, 2009 for each qualified U.S. retiree.  Annually, and through the year ended December 31, 2016, a fixed amount was credited into the HRA to cover both medical and dental costs for all current and future eligible retirees.  Under the Canadian plan, retiree medical and dental benefits were funded using insurance contracts.  Premiums under the insurance contracts were funded on a pay-as-you-go basis.  The postretirement medical plans to substantially all eligible U.S. and Canadian employees terminated on December 31, 2016.  For U.S. plan participants, balances in the HRA accounts upon termination of the plan at December 31, 2016 will remain available for use until December 31, 2018.  Any remaining balance at December 31, 2018 will be forfeited.  Postretirement medical and dental benefits to eligible employees will continue to be provided to the 20 former union employees in the U.S.

The components of net periodic benefit cost for our postretirement benefit plans for the three months and six months ended June 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Postretirement benefits	2018	2017 (1)	2018	2017 (1)
Service cost	$—	$—	$—	$—
Interest cost	1	2	3	4
Amortization of prior service cost	—	—	—	—
Actuarial net gain	(12)	(271)	(21)	(330)
Net periodic benefit cost (credit)	$(11)	$(269)	$(18)	$(326)

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

We also have an Employee Stock Ownership Plan and Trust for employees who are not covered by a collective bargaining agreement.  In connection therewith, we maintain an employee benefits trust to which we contribute shares of treasury stock.  We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under the plan. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released.  The trustees will vote the shares in accordance with their fiduciary duties.  During the six months ended June 30, 2018, we contributed to the trust an additional 53,300 shares from our treasury and released 53,300 shares from the trust leaving 200 shares remaining in the trust as of June 30, 2018.

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

The following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and dilutive net earnings per common share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic Net Earnings Per Common Share:
Earnings from continuing operations	$16,827	$18,261	$25,424	$34,628
Loss from discontinued operations	(882)	(497)	(1,490)	(1,130)
Net earnings available to common stockholders	$15,945	$17,764	$23,934	$33,498

Weighted average common shares outstanding	22,471	22,820	22,485	22,833

Earnings from continuing operations per common share	$0.75	$0.80	$1.13	$1.52
Loss from discontinued operations per common share	(0.04)	(0.02)	(0.07)	(0.05)
Basic net earnings per common share	$0.71	$0.78	$1.06	$1.47

Diluted Net Earnings Per Common Share:
Earnings from continuing operations	$16,827	$18,261	$25,424	$34,628
Loss from discontinued operations	(882)	(497)	(1,490)	(1,130)
Net earnings available to common stockholders	$15,945	$17,764	$23,934	$33,498

Weighted average common shares outstanding	22,471	22,820	22,485	22,833
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock and performance-based stock	487	509	477	499
Weighted average common shares outstanding – Diluted	22,958	23,329	22,962	23,332

Earnings from continuing operations per common share	$0.73	$0.78	$1.11	$1.48
Loss from discontinued operations per common share	(0.04)	(0.02)	(0.07)	(0.04)
Diluted net earnings per common share	$0.69	$0.76	$1.04	$1.44

The shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Restricted and performance-based shares	251	228	265	240

Note 15.	Industry Segments

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following tables show our net sales, intersegment revenue and operating income by our operating segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Sales (a)
Engine Management	$203,429	$223,349	$402,917	$434,663
Temperature Control	80,370	87,391	140,601	157,681
All Other	2,837	1,989	4,944	2,763
Consolidated	$286,636	$312,729	$548,462	$595,107

Intersegment Revenue (a)
Engine Management	$4,981	$5,831	$10,972	$13,143
Temperature Control	2,140	2,095	3,820	4,124
All Other	(7,121)	(7,926)	(14,792)	(17,267)
Consolidated	$—	$—	$—	$—

Operating Income
Engine Management	$23,138	$26,489	$40,514	$53,774
Temperature Control	4,882	8,262	5,713	12,229
All Other	(4,670)	(5,352)	(10,570)	(11,142)
Consolidated	$23,350	$29,399	$35,657	$54,861

a)	Segment net sales include intersegment sales in our Engine Management and Temperature Control segments.

For the disaggregation of our net sales from contracts with customers by geographic area, major product group and major sales channels for each of our segments, see Note 3, “Net Sales.”

Note 16.	Commitments and Contingencies

Asbestos

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001 and the amounts paid for indemnity and defense thereof.  At June 30, 2018, approximately 1,550 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through June 30, 2018, the amounts paid for settled claims are approximately $24.8 million.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Warranties

We generally warrant our products against certain manufacturing and other defects.  These product warranties are provided for specific periods of time of the product depending on the nature of the product.  As of June 30, 2018 and 2017, we have accrued $21.7 million and $24.5 million, respectively, for estimated product warranty claims included in accrued customer returns.  The accrued product warranty costs are based primarily on historical experience of actual warranty claims.

The following table provides the changes in our product warranties (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance, beginning of period	$20,560	$25,609	$20,929	$24,072
Liabilities accrued for current year sales	23,136	25,693	44,378	51,423
Settlements of warranty claims	(21,991)	(26,774)	(43,602)	(50,967)
Balance, end of period	$21,705	$24,528	$21,705	$24,528

Index
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Tax Cuts and Jobs Act

In December 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which included a broad range of tax reform affecting businesses, including the reduction of the federal corporate income tax rate from 35% to 21%, changes in the deductibility of certain business expenses, and the manner in which international operations are taxed in the U.S.  Reflecting the impact of the Act on our income tax provision, the effective income tax rate for the three months and six months ended June 30, 2018 was 25.5% and 25.7%, respectively, as compared to an effective income tax rate of 38.5% and 37.7% for the comparable periods of 2017, respectively.

Index
As related to the deemed repatriation of earnings of foreign subsidiaries, the Act includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries.  As a result, all previously unremitted earnings for which no U.S. deferred tax liability had been accrued are now subject to U.S. tax.  In accordance with the guidelines provided in the Act, as of December 31, 2017 we have aggregated the estimated foreign earnings and profits, utilized participating deductions and available foreign tax credits.  The gross repatriation tax was $2.3 million, which was offset by $0.9 million of foreign tax credits for a net repatriation tax charge of $1.4 million.  The net repatriation tax of $1.4 million was recorded in the fourth quarter of 2017.  During the second quarter of 2018, we updated our estimate of the gross repatriation tax to $2.5 million, which was paid in full to the U.S. Treasury and which has been reflected in the second quarter 2018 tax provision.  Notwithstanding the U.S. taxation of these amounts, we intend to continue to invest most or all of these earnings indefinitely outside of the U.S., and do not expect to incur any significant additional taxes related to such amounts.

Interim Results of Operations:

Comparison of the Three Months Ended June 30, 2018 to the Three Months Ended June 30, 2017

Sales.  Consolidated net sales for the three months ended June 30, 2018 were $286.6 million, a decrease of $26.1 million, or 8.3%, compared to $312.7 million in the same period of 2017.  Consolidated net sales decreased in both our Engine Management and Temperature Control Segments.

The following table summarizes consolidated net sales by segment and by major product group within each segment for the three months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,
	2018	2017
Engine Management:
Ignition, Emission and Fuel System Parts	$162,462	$178,105
Wire and Cable	40,967	45,244
Total Engine Management	203,429	223,349

Temperature Control:
Compressors	46,940	49,644
Other Climate Control Parts	33,430	37,747
Total Temperature Control	80,370	87,391

All Other	2,837	1,989

Total	$286,636	$312,729

Engine Management’s net sales decreased $19.9 million, or 8.9%, to $203.4 million for the three months ended June 30, 2018.  Net sales in the ignition, emissions and fuel systems parts product group for the three months ended June 30, 2018 were $162.5 million, a decrease of $15.6 million, or 8.8%, compared to $178.1 million in the same period of 2017.  Net sales in the wire and cable product group for the three months ended June 30, 2018 were $41 million, a decrease of $4.3 million, or 9.5%, compared to $45.2 million in the three months ended June 30, 2017.  Engine Management’s decrease in net sales for the second quarter of 2018 compared to the same period in 2017 reflects the impact of a strong second quarter in 2017 driven by pipeline orders from certain customers, who were in the process of increasing the breadth and depth of their inventories.  In addition, Engine Management’s year-over-year decrease in net sales reflects the impact of the gradual decline in our wire and cable business, which is an older technology used on fewer cars, and due to the product lifecycle will continue to reduce overall Engine Management net sales. Excluding the impact of the prior year pipeline orders and the decline in the wire and cable business, our Engine Management business experienced increases in the low single digits, in line with our long term forecast for the division.  Furthermore, our customers are reporting increases in Engine Management sell-through, showing sequential improvement over the last few quarters.

Index
Temperature Control’s net sales decreased $7 million, or 8%, to $80.4 million for the three months ended June 30, 2018.  Net sales in the compressors product group for the three months ended June 30, 2018 were $46.9 million, a decrease of $2.7 million, or 5.4%, compared to $49.6 million in the same period of 2017.  Net sales in the other climate control parts product group for the three months ended June 30, 2018 were $33.4 million, a decrease of $4.3 million, or 11.4%, compared to $37.7 million in the three months ended June 30, 2017.  Temperature Control’s decrease in net sales for the second quarter of 2018 compared to the same period in 2017 reflects the impact of a mild 2017 summer leaving our customers with higher than normal inventory levels going into 2018, and a cool early spring.  As such, 2018 pre-season orders were significantly lower than 2017.  However, in mid-May, the weather finally turned warm, and we began to see a large influx of orders in June.  A portion of these were shipped in June, with the balance carrying over into July. Due to the continuing warm weather, our customers are experiencing substantial POS increases over 2017.  As such, incoming business remains robust, and we anticipate healthy Temperature Control sales in the third quarter.

Gross Margins.  Gross margins, as a percentage of consolidated net sales, decreased to 28.4% in the second quarter of 2018, compared to 29% in the second quarter of 2017.  The following table summarizes gross margins by segment for the three months ended June 30, 2018 and 2017, respectively (in thousands):

Three Months Ended June 30,	Engine Management	Temperature Control	Other	Total
2018
Net sales	$203,429	$80,370	$2,837	$286,636
Gross margins	57,782	20,800	2,707	81,289
Gross margin percentage	28.4%	25.9%	—	28.4%

2017
Net sales	$223,349	$87,391	$1,989	$312,729
Gross margins	65,599	23,111	1,956	90,666
Gross margin percentage	29.4%	26.4%	—	29%

Compared to the second quarter of 2017, gross margins at Engine Management decreased 1 percentage points from 29.4% to 28.4%, while gross margins at Temperature Control decreased 0.5 percentage points from 26.4% to 25.9%.  The gross margin percentage decrease in Engine Management compared to the prior year reflects a year-over-year increase in inefficiencies and redundant costs incurred during our various planned production moves, as well as a decline in production volumes.  The gross margin percentage decrease in Temperature Control compared to the prior year resulted primarily from lower production volumes following a mild 2017 summer season.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) were $57.8 million, or 20.1% of consolidated net sales, in the second quarter of 2018, as compared to $60.3 million, or 19.3% of consolidated net sales, in the second quarter of 2017.  The $2.5 million decrease in   SG&A expenses as compared to the second quarter of 2017 is principally due to lower selling and marketing costs which are associated with our decline in sales volumes.

Restructuring and Integration Expenses.  Restructuring and integration expenses for the second quarter of 2018 were $0.2 million compared to restructuring and integration expenses of $1.2 million for the second quarter of 2017.  The $1 million year-over-year decrease in restructuring and integration expenses reflects the impact of lower expenses incurred in connection with the plant rationalization program that commenced in February 2016, the wire and cable relocation program announced in October 2016, and the Orlando plant rationalization program that commenced in January 2017, all of which were substantially completed as of June 30, 2018.

Index
Other Income, Net. Other income, net was $42,000 in the second quarter of 2018, compared to $0.3 million in the second quarter of 2017.  During the second quarter of 2017, we recognized a deferred gain of $0.3 million related to the sale-leaseback of our Long Island City, New York facility.  The recognition of the deferred gain related to the sale-leaseback of our Long Island City, New York facility ended in the first quarter of 2018 upon the termination of the initial 10-year lease term for the facility.

Operating Income.  Operating income decreased to $23.4 million in the second quarter of 2018, compared to $29.4 million in the second quarter of 2017.  The year-over-year decrease in operating income of $6 million is the result of the impact of lower consolidated net sales and lower gross margins as a percentage of consolidated net sales, which more than offset the impact of lower SG&A expenses and lower restructuring and integration expenses.

Other Non-Operating Income, Net.  Other non-operating income, net was $0.5 million in the second quarter of 2018, compared to $1 million in the second quarter of 2017.  The year-over-year decline in other non-operating income, net resulted primarily from lower year-over-year equity income from our joint ventures, the unfavorable impact of changes in foreign currency exchange rates, and the year-over-year decline in the actuarial net gain related to our postretirement medical benefit plans.  Our postretirement medical benefit plans to substantially all eligible U.S. and Canadian employees terminated on December 31, 2016.

Interest Expense.  Interest expense increased to $1.3 million in the second quarter of 2018, compared to $0.7 million in the second quarter of 2017.  The year-over-year increase in interest expense reflects the impact of both higher average outstanding borrowings in 2018 when compared to 2017, and higher year-over-year average interest rates on our revolving credit facility.

Income Tax Provision.  The income tax provision in the second quarter of 2018 was $5.8 million at an effective tax rate of 25.5% compared to $11.4 million at an effective tax rate of 38.5% for the same period in 2017.  The lower effective tax rate in the second quarter of 2018 compared to the second quarter of 2017 reflects the impact of the Tax Cuts and Jobs Act enacted in the U.S. in December 2017, which included a broad range of tax reform affecting businesses, including the reduction of the federal corporate tax rate from 35% to 21%, changes in the deductibility of certain business expenses, and the manner in which international operations are taxed in the U.S.

Loss from Discontinued Operations.  Loss from discontinued operations, net of tax, reflects legal expenses associated with our asbestos-related liability.  We recorded $0.9 million and $0.5 million as a loss from discontinued operations for the second quarter of 2018 and 2017, respectively.  As discussed more fully in Note 16, “Commitments and Contingencies” in the notes to our consolidated financial statements (unaudited), we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Index
Comparison of the Six Months Ended June 30, 2018 to the Six Months Ended June 30, 2017

Sales.  Consolidated net sales for the six months ended June 30, 2018 were $548.5 million, a decrease of $46.6 million, or 7.8%, compared to $595.1 million in the same period of 2017.  Consolidated net sales decreased in both our Engine Management and Temperature Control Segments.

The following table summarizes consolidated net sales by segment and by major product group within each segment for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017
Engine Management:
Ignition, Emission and Fuel System Parts	$323,539	$343,258
Wire and Cable	79,378	91,405
Total Engine Management	402,917	434,663

Temperature Control:
Compressors	76,838	87,545
Other Climate Control Parts	63,763	70,136
Total Temperature Control	140,601	157,681

All Other	4,944	2,763

Total	$548,462	$595,107

Engine Management’s net sales decreased $31.7 million, or 7.3%, to $402.9 million for the first six months of 2018.  Net sales in the ignition, emissions and fuel systems parts product group for the six months ended June 30, 2018 were $323.5 million, a decrease of $19.8 million, or 5.8%, compared to $343.3 million in the same period of 2017.  Net sales in the wire and cable product group for the six months ended June 30, 2018 were $79.4 million, a decrease of $12 million, or 13.2%, compared to $91.4 million in the first six months of 2017.  Engine Management’s decrease in net sales for the first six months of 2018 compared to the same period in 2017 reflects the impact of the strong first six months of 2017 driven by pipeline orders from certain customers, who were in the process of increasing the breadth and depth of their inventories.  In addition, Engine Management’s year-over-year decrease in net sales reflects the impact of the gradual decline in our wire and cable business, which is an older technology used on fewer cars, and due to the product lifecycle will continue to reduce overall Engine Management net sales.  Excluding the impact of the prior year pipeline orders and the decline in the wire and cable business, our Engine Management business experienced increases in the low single digits, in line with our long term forecast for the division.  Furthermore, our customers are reporting increases in Engine Management sell-through, showing sequential improvement over the last few quarters.

Temperature Control’s net sales decreased $17.1 million, or 10.8%, to $140.6 million for the first six months of 2018.  Net sales in the compressors product group for the six months ended June 30, 2018 were $76.8 million, a decrease of $10.7 million, or 12.2%, compared to $87.5 million in the same period of 2017.  Net sales in the other climate control parts product group for the six months ended June 30, 2018 were $63.8 million, a decrease of $6.3 million, or 9%, compared to $70.1 million in the first six months of 2017.  Temperature Control’s decrease in net sales for the first six months of 2018 compared to the same period in 2017 reflects the impact of a mild 2017 summer leaving our customers with higher than normal inventory levels going into 2018, and a cool early spring.  As such, 2018 pre-season orders were significantly lower than 2017.  However, in mid-May, the weather finally turned warm, and we began to see a large influx of orders in June.  A portion of these were shipped in June, with the balance carrying over into July.  Due to the continuing warm weather, our customers are experiencing substantial POS increases over 2017.  As such, incoming business remains robust, and we anticipate healthy Temperature Control sales in the third quarter.

Index
Gross Margins.  Gross margins, as a percentage of consolidated net sales, decreased to 28.1% in the first six months of 2018, compared to 29.4% during the same period in 2017.  The following table summarizes gross margins by segment for the six months ended June 30, 2018 and 2017, respectively (in thousands):

Six Months Ended June 30,	Engine Management	Temperature Control	Other	Total
2018
Net sales	$402,917	$140,601	$4,944	$548,462
Gross margins	114,252	34,467	5,159	153,878
Gross margin percentage	28.4%	24.5%	—	28.1%

2017
Net sales	$434,663	$157,681	$2,763	$595,107
Gross margins	129,723	40,818	4,235	174,776
Gross margin percentage	29.8%	25.9%	—	29.4%

Compared to the first six months of 2017, gross margins at Engine Management decreased 1.4 percentage points from 29.8% to 28.4%, and gross margins at Temperature Control decreased 1.4 percentage points from 25.9% to 24.5%.  The gross margin percentage decrease in Engine Management compared to the prior year reflects a year-over-year increase in inefficiencies and redundant costs incurred during our various planned production moves, as well as the lower production volumes.  The gross margin percentage decrease in Temperature Control compared to the prior year resulted primarily from lower production volumes following a mild 2017 summer season.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) decreased to $115.5 million, or 21.1% of consolidated net sales, in the six months ended June 30, 2018, as compared to $117.8 million, or 19.8% of consolidated net sales, in the same period of 2017.  The $2.3 million decrease in SG&A expenses as compared to the first six months of 2017 is principally due to lower selling and marketing expenses which are associated with our decline in sales volumes.

Restructuring and Integration Expenses.  Restructuring and integration expenses for the six months ended June 30, 2018 were $3.1 million compared to restructuring and integration expenses of $2.8 million in the same period of 2017.  The year-over-year increase in restructuring and integration expenses in the first six months of 2018 compared to the first six months of 2017 reflects the impact of higher expenses incurred in wire and cable relocation program announced in October 2016 and the Orlando plant rationalization program that commenced in January 2017, which more than offset the lower expenses incurred in the plant rationalization program that commenced in February 2016.  All of the restructuring and integration programs were substantially completed as of June 30, 2018.

Other Income, Net. Other income, net was $0.3 million and $0.6 million in the six months ended June 30, 2018 and 2017, respectively.  During 2018 and 2017, we recognized $0.2 million and $0.5 million, respectively, of deferred gain related to the sale-leaseback of our Long Island City, New York facility. The recognition of the deferred gain related to the sale-leaseback of our Long Island City, New York facility ended in the first quarter of 2018 upon the termination of the initial 10-year lease term for the facility.

Operating Income.  Operating income was $35.7 million in the first six months of 2018, compared to $54.9 million for the same period in 2017. The year-over-year decrease in operating income of $19.2 million is the result of lower consolidated net sales, lower gross margins as a percentage of consolidated net sales, slightly higher restructuring and integration expenses, which more than offset the impact of lower SG&A expenses.

Other Non-Operating Income, Net.  Other non-operating income, net was $0.4 million in the first six months of 2018, compared to other non-operating income, net of $1.9 million in the first six months of 2017.  The year-over-year decline in other non-operating income, net resulted primarily from lower year-over-year equity income from our joint ventures, the unfavorable impact of changes in foreign currency exchange rates, and the year-over-year decline in the actuarial net gain related to our postretirement medical benefit plans.  Our postretirement medical benefit plans to substantially all eligible U.S. and Canadian employees terminated on December 31, 2016.

Index
Interest Expense.  Interest expense increased to $1.9 million in the first six months of 2018, compared to $1.2 million for the same period in 2017.  The year-over-year increase reflects the impact of both higher average outstanding borrowings during the first six months of 2018 when compared to the same period in 2017, and the higher year-over-year average interest rates on our revolving credit facility.

Income Tax Provision.  The income tax provision for the six months ended June 30, 2018 was $8.8 million at an effective tax rate of 25.7%, compared to $20.9 million at an effective tax rate of 37.7% for the same period in 2017.  The lower effective tax rate in the first six months of 2018 compared to the first six months of 2017 reflects the impact of the Tax Cuts and Jobs Act enacted in the U.S. in December 2017, which included a broad range of tax reform affecting businesses, including the reduction of the federal corporate tax rate from 35% to 21%, changes in the deductibility of certain business expenses, and the manner in which international operations are taxed in the U.S.

Loss from Discontinued Operations.  Loss from discontinued operations, net of tax, reflects legal expenses associated with our asbestos-related liability. We recorded $1.5 million and $1.1 million as a loss from discontinued operations for the six months ended June 30, 2018 and 2017, respectively.  As discussed more fully in Note 16, “Commitments and Contingencies” in the notes to our consolidated financial statements (unaudited), we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Restructuring and Integration Programs

As of June 30, 2018, the plant rationalization program that commenced in February 2016, the wire and cable relocation program announced in October 2016, and the Orlando plant rationalization program that commenced in January 2017 are all substantially completed.

For a detailed discussion on the restructuring and integration costs, see Note 5, “Restructuring and Integration Expenses,” of the notes to our consolidated financial statements (unaudited).

Liquidity and Capital Resources

Operating Activities. During the first six months of 2018, cash provided by operating activities was $4.2 million compared to cash used in operating activities of $6.8 million in the same period of 2017.  The year-over-year increase in operating cash flow is primarily the result of the smaller year-over-year increase in accounts receivable, and the smaller year-over-year increase in inventories, offset, in part, by the decrease in net earnings, and the larger year-over-year increase in prepaid expenses and other current assets, and the year-over-year decrease in sundry payables and accrued expenses compared the year-over-year increase in sundry payables and accrued expenses in the same period of 2017.

Net earnings during the first six months of 2018 were $23.9 million compared to $33.5 million in the first six months of 2017.  During the first six months of 2018, (1) the increase in accounts receivable was $34.5 million compared to the year-over-year increase in accounts receivable of $53.1 million in 2017; (2) the increase in inventories was $6.7 million compared to the year-over-year increase in inventories of $27 million in 2017; (3) the increase in prepaid expenses and other current assets was $3 million compared to the year-over-year increase in prepaid expenses and other current assets of $0.9 million in 2017; and (4) the decrease in sundry payables and accrued expenses was $9.1 million compared to the year-over-year increase in sundry payables and accrued expenses of $5.7 million in 2017. We continue to actively manage our working capital to maximize our operating cash flow.

Index
Investing Activities.  Cash used in investing activities was $19.9 million in the first six months of 2018, compared to $8.8 million in the same period of 2017.  Investing activities during the first six months of 2018 consisted of (1) the payment of the third and final contribution of $5.8 million for our November 2017 acquisition of a 50% interest in a joint venture with Foshan Guangdong Automotive Air Conditioning Co., Ltd., a China-based manufacturer of air conditioning compressors for the automotive aftermarket and the Chinese OE market; (2) the payment of initial installments of $2.8 million for our 15% increase in equity ownership in an joint venture with Gwo Yng Enterprise Co., Ltd., a China-based manufacturer of air conditioner accumulators, filter driers, hose assemblies and switches for the automotive aftermarket and OEM/OES markets; and (3) capital expenditures of $11.3 million.  Investing activities during the first six months of 2017 consisted of capital expenditures of $8.8 million.

Financing Activities.  Cash provided by financing activities was $17.2 million in the first six months of 2018 as compared to $11.8 million in the same period of 2017.  During the first six months of 2018, (1) we increased borrowings under our revolving credit facility by $31.5 million as compared to the increase in borrowings under our revolving credit facility of $24.1 million in 2017; (2) we made cash payments in the first six months of 2018 for the repurchase of shares of our common stock of $7.6 million as compared to $5.2 million in 2017; and (3) we paid dividends of $9.4 million in the first six months of 2018 as compared to $8.7 million in the comparable period last year.  In February 2018, our Board of Directors voted to increase our quarterly dividend from $0.19 per share in 2017 to $0.21 per share in 2018.

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

Borrowings under the credit agreement are secured by substantially all of our assets, including accounts receivable, inventory and certain fixed assets, and those of certain of our subsidiaries.  Availability under the credit agreement is based on a formula of eligible accounts receivable, eligible inventory, eligible equipment and eligible fixed assets.  After taking into account outstanding borrowings under the credit agreement, there was an additional $158.3 million available for us to borrow pursuant to the formula at June 30, 2018.  Outstanding borrowings under the credit agreements, which are classified as current liabilities, were $88.5 million and $57 million at June 30, 2018 and December 31, 2017, respectively.  Borrowings under the restated credit agreement have been classified as current liabilities based upon the accounting rules and certain provisions in the agreement.

At June 30, 2018, the weighted average interest rate on our credit agreement was 3.5%, which consisted of $80 million in direct borrowings at 3.3% and an alternative base rate loan of $8.5 million at 5.3%.  At December 31, 2017, the weighted average interest rate on our credit agreement was 2.7%, which consisted of $57 million in direct borrowings.  During the six months ended June 30, 2018, our average daily alternative base rate loan balance was $1.9 million, compared to a balance of $5.2 million for the six months ended June 30, 2017 and our average daily alternative base rate loan balance of $3.8 million for the year ended December 31, 2017.

At any time that our borrowing availability is less than the greater of either (a) $25 million, or 10% of the commitments if fixed assets are not included in the borrowing base, or (b) $31.25 million, or 12.5% of the commitments if fixed assets are included in the borrowing base, the terms of the credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain a fixed charge coverage ratio of 1:1 at the end of each fiscal quarter (rolling four quarters).  As of June 30, 2018, we were not subject to these covenants.  The credit agreement permits us to pay cash dividends of $20 million and make stock repurchases of $20 million in any fiscal year subject to a minimum availability of $25 million.  Provided specific conditions are met, the credit agreement also permits acquisitions, permissible debt financing, capital expenditures, and cash dividend payments and stock repurchases of greater than $20 million.

Index
In December 2017, our Polish subsidiary, SMP Poland sp.z.o.o., entered into an overdraft facility with HSBC Bank Polska S.A. (“HSBC Poland”) for Zloty 30 million (approximately $8 million).  The facility expires on December 2018.  Borrowings under the overdraft facility will bear interest at a rate equal to WIBOR + 0.75% and are guaranteed by Standard Motor Products, Inc., the ultimate parent company.  At June 30, 2018, borrowings under the overdraft facility were Zloty 19.1 million (approximately $5.1 million).

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

Pursuant to these agreements, we sold $184.1 million and $341.6 million of receivables during the three months and six months ended June 30, 2018, respectively, and $224.3 million and $404.1 million for the comparable periods in 2017.  A charge in the amount of $6.3 million and $11.7 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months and six months ended June 30, 2018, respectively, and $6.4 million and $11.6 million for the comparable periods in 2017.  If we do not enter into these arrangements or if any of the financial institutions with which we enter into these arrangements were to experience financial difficulties or otherwise terminate these arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures to collect future trade accounts receivable.

During 2017, our Board of Directors authorized the purchase of up to $30 million of our common stock under stock repurchase programs.  Under these programs, during the year ended December 31, 2017 and the three months ended March 31, 2018, we repurchased 539,760 and 61,756 shares of our common stock, respectively, at a total cost of $24.8 million and $2.9 million, respectively.  Additionally, in April 2018 and May 2018, we repurchased 20,900 and 29,651 shares of our common stock, respectively, at a total cost of $1 million and $1.3 million, respectively, thereby completing the 2017 Board of Directors’ authorizations.

In May 2018, our Board of Directors authorized the purchase of up to an additional $20 million of our common stock under a new stock repurchase program.  Stock will be purchased from time to time, in the open market or through private transactions, as market conditions warrant.  Under this program, in May 2018 and June 2018, we repurchased 29,604 and 16,360 shares of our common stock, respectively, at a total cost of $1.3 million and $0.8 million, respectively.  As of June 30, 2018, there was approximately $17.9 million available for future stock repurchases under the program.  During the period from July 1, 2018 through July 27, 2018, we repurchased an additional 17,390 shares of our common stock under the program at a total cost of $0.8 million, thereby reducing the amount available for future stock repurchases under the 2018 Board of Directors authorization to $17.1 million.

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

The following table summarizes our contractual commitments as of June 30, 2018 and expiration dates of commitments through 2028 (a) (b):

Index
(In thousands)	2018	2019	2020	2021	2022	2023-2028	Total
Lease obligations	$4,743	$8,078	$6,990	$6,355	$5,364	$3,932	$35,462
Postretirement benefits	317	39	36	32	29	101	554
Severance payments related to restructuring and integration	512	413	183	72	2	—	1,182
Total commitments	$5,572	$8,530	$7,209	$6,459	$5,395	$4,033	$37,198

(a)
Indebtedness under our revolving credit facilities is not included in the table above as it is reported as a current liability in our consolidated balance sheets.  As of June 30, 2018, amounts outstanding under our revolving credit facilities were $88.5 million.

(b)
We anticipate total aggregate future severance payments of approximately $1.2 million related to the plant rationalization program, the wire and cable relocation program and the Orlando plant rationalization program. All programs are substantially completed as of June 30, 2018.

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

Sales Returns and Other Allowances and Allowance for Doubtful Accounts.  Many of our products carry a warranty ranging from a 90-day limited warranty to a lifetime limited warranty, which generally covers defects in materials or workmanship and failure to meet industry published specifications and/or the result of installation error.  In addition to warranty returns, we also permit our customers to return new, undamaged products to us within customer-specific limits (which are generally limited to a specified percentage of their annual purchases from us) in the event that they have overstocked their inventories. At the time products are sold, we accrue a liability for product warranties and overstock returns as a percentage of sales based upon estimates established using historical information on the nature, frequency and average cost of the claim and the probability of the customer return. At the same time, we record an estimate of anticipated customer returns as unreturned customer inventory. Significant judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period.  Revision to these estimates is made when necessary, based upon changes in these factors.  We regularly study trends of such claims.  At June 30, 2018, the allowance for sales returns was $42.5 million.

Similarly, we must make estimates of the uncollectability of our accounts receivable. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit‑worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  At June 30, 2018, the allowance for doubtful accounts and for discounts was $5.5 million.

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

The valuation allowance of $0.4 million as of June 30, 2018 is intended to provide for the uncertainty regarding the ultimate realization of our U.S. foreign tax credit carryovers and foreign net operating loss carryovers. The assessment of the adequacy of our valuation allowance is based on our estimates of taxable income in these jurisdictions and the period over which our deferred tax assets will be recoverable.

In the event that actual results differ from these estimates, or we adjust these estimates in future periods for current trends or expected changes in our estimating assumptions, we may need to modify the level of the valuation allowance which could materially impact our business, financial condition and results of operations.

In accordance with generally accepted accounting practices, we recognize in our financial statements only those tax positions that meet the more-likely-than-not-recognition threshold. We establish tax reserves for uncertain tax positions that do not meet this threshold.  As of June 30, 2018, we do not believe there is a need to establish a liability for uncertain tax positions.  Penalties and interest associated with income tax matters are included in the provision for income taxes in our consolidated statement of operations.

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

Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk, primarily related to foreign currency exchange and interest rates. These exposures are actively monitored by management. Our exposure to foreign exchange rate risk is due to certain costs, revenues and borrowings being denominated in currencies other than one of our subsidiary’s functional currency. Similarly, we are exposed to market risk as the result of changes in interest rates, which may affect the cost of our financing. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures. We do not hold or issue derivative financial instruments for trading or speculative purposes.  As of June 30, 2018, we do not have any derivative financial instruments.

Exchange Rate Risk

We have exchange rate exposure, primarily, with respect to the Canadian Dollar, the Euro, the British Pound, the Polish Zloty, the Mexican Peso, the Taiwan Dollar, the Chinese Yuan Renminbi and the Hong Kong Dollar.  As of June 30, 2018 and December 31, 2017, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the incremental effect of such a change on our foreign currency denominated revenues.

Interest Rate Risk

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements.  We invest our excess cash in highly liquid short-term investments.  Substantially all of our debt is variable rate debt as of June 30, 2018 and December 31, 2017.

In addition, from time to time, we sell undivided interests in certain of our receivables to financial institutions.  We enter these agreements at our discretion when we determine that the cost of factoring is less than the cost of servicing our receivables with existing debt.  During the three months and six months ended June 30, 2018, we sold $184.1 million and $341.6 million of receivables, respectively.  Depending upon the level of sales of receivables pursuant these agreements, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the margin rate may have an approximate $1.8 million and $3.4 million negative impact on our earnings or cash flows during the three months and six months ended June 30, 2018, respectively.  The charge related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations.

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

During the quarter ended June 30, 2018, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to the Company’s purchases of its common stock for the second quarter of 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (2)

April 1 – 30, 2018	20,900	$47.96	20,900	$1,307,351
May 1 – 31, 2018	59,255	44.34	59,255	18,679,954
June 1 – 30, 2018	16,360	47.87	16,360	17,896,821
Total	96,515	$45.72	96,515	$17,896,821

(1)	All shares were purchased through the publicly announced stock repurchase programs in open-market transactions.

(2)
During 2017, our Board of Directors authorized the purchase of up to $30 million of our common stock under stock repurchase programs.  Under these programs, during the year ended December 31, 2017 and three months ended March 31, 2018, we repurchased 539,760 and 61,756 shares of our common stock, respectively, at a total cost of $24.8 million and $2.9 million, respectively.  Additionally, in April 2018 and May 2018, we repurchased 20,900 and 29,651 shares of our common stock, respectively, at a total cost of $1 million and $1.3 million, respectively, thereby completing the 2017 Board of Directors’ authorizations.

In May 2018, our Board of Directors authorized the purchase of up to an additional $20 million of our common stock under a new stock repurchase program.  Stock will be purchased from time to time, in the open market or through private transactions, as market conditions warrant.  Under this program, in May 2018 and June 2018, we repurchased 29,604 and 16,360 shares of our common stock, respectively, at a total cost of $1.3 million and $0.8 million, respectively.  As of June 30, 2018, there was approximately $17.9 million available for future stock purchases under the program.  During the period from July 1, 2018 through July 27, 2018, we repurchased an additional 17,390 shares of our common stock under the program at a total cost of $0.8 million, thereby reducing the amount available for future stock repurchases under the Board of Directors authorization to $17.1 million.

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

STANDARD MOTOR PRODUCTS, INC.
(Registrant)

Date: July 31, 2018	/s/ James J. Burke
James J. Burke
Executive Vice President Finance, Chief Financial Officer
(Principal Financial and Accounting Officer)