Form 10-Q
period 2018-09-30
STANDARD MOTOR PRODUCTS INC
filed 2018-10-30
CIK 93389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2018

or

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
Yes ☑      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☑      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐      No ☑

As of the close of business on October 26, 2018, there were 22,431,618 outstanding shares of the registrant’s Common Stock, par value $2.00 per share.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Index
PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2018	2017	2018	2017
	(Unaudited)		(Unaudited)

Net sales	$296,619	$281,058	$845,081	$876,165
Cost of sales	209,313	198,523	603,897	618,854
Gross profit	87,306	82,535	241,184	257,311
Selling, general and administrative expenses	60,137	54,963	175,604	172,726
Restructuring and integration expenses	6	1,132	3,073	3,914
Other income, net	15	316	328	946
Operating income	27,178	26,756	62,835	81,617
Other non-operating income, net	351	482	800	2,372
Interest expense	1,254	595	3,137	1,785
Earnings from continuing operations before taxes	26,275	26,643	60,498	82,204
Provision for income taxes	7,002	9,535	15,801	30,468
Earnings from continuing operations	19,273	17,108	44,697	51,736
Loss from discontinued operations, net of income taxes	(3,524)	(3,983)	(5,014)	(5,113)
Net earnings	$15,749	$13,125	$39,683	$46,623

Per Share Data:
Net earnings per common share – Basic:
Earnings from continuing operations	$0.86	$0.75	$1.99	$2.27
Discontinued operations	(0.16)	(0.17)	(0.22)	(0.22)
Net earnings per common share – Basic	$0.70	$0.58	$1.77	$2.05

Net earnings per common share – Diluted:
Earnings from continuing operations	$0.84	$0.74	$1.95	$2.22
Discontinued operations	(0.15)	(0.17)	(0.22)	(0.22)
Net earnings per common share – Diluted	$0.69	$0.57	$1.73	$2.00

Dividend declared per share	$0.21	$0.19	$0.63	$0.57

Average number of common shares	22,424,962	22,660,157	22,464,697	22,774,927
Average number of common shares and dilutive common shares	22,938,925	23,174,700	22,954,649	23,287,052

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
	(Unaudited)		(Unaudited)

Net earnings	$15,749	$13,125	$39,683	$46,623
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	719	1,595	(2,997)	7,051
Pension and postretirement plans:
Amortization of:
Unrecognized gain	(10)	(165)	(31)	(496)
Unrecognized actuarial gains	—	—	12	472
Income tax related to pension and postretirement plans	4	66	8	10
Pension and postretirement plans, net of tax	(6)	(99)	(11)	(14)
Total other comprehensive income (loss), net of tax	713	1,496	(3,008)	7,037
Comprehensive income	$16,462	$14,621	$36,675	$53,660

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,321	$17,323
Accounts receivable, less allowances for discounts and doubtful accounts of $5,537 and $4,967 for 2018 and 2017, respectively	163,309	140,057
Inventories	318,420	326,411
Unreturned customer inventories	21,295	—
Prepaid expenses and other current assets	11,681	12,300
Total current assets	542,026	496,091

Property, plant and equipment, net of accumulated depreciation of $190,015 and $191,081 for 2018 and 2017, respectively	91,735	89,103
Goodwill	67,387	67,413
Other intangibles, net	50,263	56,261
Deferred income taxes	34,907	32,420
Investments in unconsolidated affiliates	33,785	31,184
Other assets	16,284	15,095
Total assets	$836,387	$787,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$45,000	$57,000
Current portion of other debt	5,980	4,699
Accounts payable	84,031	77,990
Sundry payables and accrued expenses	30,879	40,012
Accrued customer returns	53,717	35,916
Accrued core liability	30,002	11,899
Accrued rebates	35,329	35,346
Payroll and commissions	24,013	23,035
Total current liabilities	308,951	285,897

Long-term debt	26	79
Other accrued liabilities	18,039	14,561
Accrued asbestos liabilities	35,319	33,376
Total liabilities	362,335	333,913
Commitments and contingencies

Stockholders’ equity:
Common stock – par value $2.00 per share:
Authorized – 30,000,000 shares; issued 23,936,036 shares	47,872	47,872
Capital in excess of par value	104,876	100,057
Retained earnings	381,503	357,153
Accumulated other comprehensive income	(7,117)	(4,109)
Treasury stock – at cost (1,520,524 shares and 1,424,025 shares in 2018 and 2017, respectively)	(53,082)	(47,319)
Total stockholders’ equity	474,052	453,654
Total liabilities and stockholders’ equity	$836,387	$787,567

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Nine Months Ended September 30,
	2018	2017
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$39,683	$46,623
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	17,745	17,439
Amortization of deferred financing cost	258	258
Increase to allowance for doubtful accounts	40	889
Increase to inventory reserves	2,753	1,579
Amortization of deferred gain on sale of building	(218)	(786)
Equity income from joint ventures	(603)	(970)
Employee Stock Ownership Plan allocation	1,918	1,619
Stock-based compensation	5,614	5,663
(Increase) decrease in deferred income taxes	(2,556)	700
Loss on discontinued operations, net of tax	5,014	5,113
Change in assets and liabilities:
Increase in accounts receivable	(23,428)	(27,753)
(Increase) decrease in inventories	2,761	(18,746)
(Increase) decrease in prepaid expenses and other current assets	1,202	(4,805)
Increase in accounts payable	5,193	90
Increase in sundry payables and accrued expenses	12,828	8,728
Net change in other assets and liabilities	(619)	1,120
Net cash provided by operating activities	67,585	36,761

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and investments in businesses	(9,852)	—
Capital expenditures	(15,633)	(17,710)
Other investing activities	37	6
Net cash used in investing activities	(25,448)	(17,704)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) under line-of-credit agreements	(12,000)	18,188
Net borrowings (payments) of other debt and capital lease obligations	1,463	(35)
Purchase of treasury stock	(9,271)	(20,000)
Increase in overdraft balances	1,382	658
Dividends paid	(14,144)	(12,990)
Net cash used in financing activities	(32,570)	(14,179)
Effect of exchange rate changes on cash	431	724
Net increase in cash and cash equivalents	9,998	5,602
CASH AND CASH EQUIVALENTS at beginning of period	17,323	19,796
CASH AND CASH EQUIVALENTS at end of period	$27,321	$25,398

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,896	$1,456
Income taxes	$11,829	$30,181

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2018
(Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
(In thousands)
Balance at December 31, 2017	$47,872	$100,057	$357,153	$(4,109)	$(47,319)	$453,654
Cumulative effect adjustment (Note 2)	—	—	(1,189)	—	—	(1,189)
Net earnings	—	—	39,683	—	—	39,683
Other comprehensive income (loss), net of tax	—	—	—	(3,008)	—	(3,008)
Cash dividends paid	—	—	(14,144)	—	—	(14,144)
Purchase of treasury stock	—	—	—	—	(9,115)	(9,115)
Stock-based compensation	—	4,054	—	—	1,560	5,614
Employee Stock Ownership Plan	—	765	—	—	1,792	2,557

Balance at September 30, 2018	$47,872	$104,876	$381,503	$(7,117)	$(53,082)	$474,052

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Recently Issued Accounting Pronouncements

Standards that were adopted

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, (“ASU 2014-09”) which replaces numerous requirements in U.S. generally accepted accounting principles, including industry-specific requirements, and provides companies with a single comprehensive revenue recognition model for recognizing revenue from contracts with customers. Under the new guidance, an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The two permitted transition methods under the new standard are (1) the full retrospective method, in which case the standard would be applied to each prior reporting period presented, with the cumulative effect of applying the standard recognized at the earliest period presented, or (2) the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The adoption of ASU 2014-09 resulted in the following changes to our consolidated balance sheet as of September 30, 2018 and our consolidated statement of operations for the three months and nine months ended September 30, 2018 (in thousands):

	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Change
Balance Sheet
Unreturned customer inventories	$21,295	$—	$21,295
Prepaid expenses and other current assets	11,681	11,907	(226)
Accrued customer returns	53,717	45,934	7,783
Accrued core liability	30,002	16,165	13,837
Retained earnings	381,503	382,054	(551)

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Change	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Change
Statement of Operations
Net sales	$296,619	$298,440	$(1,821)	$845,081	$844,449	$632
Cost of sales	209,313	210,930	(1,617)	603,897	604,129	(232)
Earnings from continuing operations operations before taxes	26,275	26,479	(204)	60,498	59,634	864
Provision for income taxes	7,002	7,051	(49)	15,801	15,575	226
Net earnings	15,749	15,904	(155)	39,683	39,045	638

See Note 3 for further information regarding our adoption of ASU 2014-09.

The following table provides a brief description of the impact of additional recently adopted accounting pronouncements on our financial statements:

Standard	Description	Date of adoption	Effects on the financial statements or other significant matters

ASU 2016-15, Statement of Cash Flows	This standard is intended to reduce diversity in practice and to provide guidance as to how certain cash receipts and cash payments are presented and classified in the statement of cash flows.	January 1, 2018	The retrospective adoption of the new standard did not result in any changes in our reporting of cash receipts and cash payments in our consolidated statement of cash flows.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Standards that are not yet adopted as of September 30, 2018

Leases

In February 2016, the FASB issued ASU 2016-02, Leases, (“ASU 2016-02”), which outlines the need to recognize a right-of-use (“ROU”) asset and a lease liability for all leases with a term longer than twelve months.   For income statement purposes, the FASB retained the dual model, requiring leases to be classified as either operating or financing.  Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern.  The new standard is effective for annual reporting periods beginning after December 15, 2018, which for us is January 1, 2019, and interim periods within those annual periods.  The new standard will require that we recognize all of our leases, including our current operating leases, on the balance sheet.  The new standard requires adoption using a modified retrospective approach and provides a number of optional practical expedients in transition.

In July 2018, the FASB issued ASU 2018-11, Targeted Improvements, (“ASU 2018-11”), which provides an alternative modified retrospective transition method.  Under this new transition method, a reporting entity would initially apply the new lease requirements at the effective date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  Comparative financial information for the prior periods presented would not be restated but instead would continue to be reported under accounting standards in effect in those prior periods.

To date, we have taken an inventory of all of our operating leases, which consists primarily of real estate, equipment and auto leases, have reviewed key lease agreements, and have begun a review of contracts for embedded leases.  We continue to evaluate lease terms, lease payments and appropriate discount rates to use in calculating the ROU asset and lease liability. We anticipate using the alternative modified retrospective method of adoption permitted pursuant to ASU 2018-11, whereby financial information will not be updated, and the disclosure required under the new standard will not be provided, for dates and periods before January 1, 2019. In addition, we expect to elect the “package of practical expedients,” which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs and permits the use-of-hindsight in determining the lease term.

We do not expect that the adoption of this standard will have a material effect on our statement of operations, or our operating cash flows.  While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to the recognition of new ROU assets and lease liabilities on our balance sheet for our operating leases, and providing significant new disclosures about our leasing activities.  We do not expect a significant change in our leasing activities between now and adoption, and will be continuously assessing the impact of the new standard on our systems, processes and controls through January 1, 2019, our planned adoption date.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table provides a brief description of additional recently issued accounting pronouncements that have not yet been adopted as of September 30, 2018, and that could have an impact on our financial statements:

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

Disaggregation of Net Sales

We disaggregate our net sales from contracts with customers by geographic area, major product group, and major sales channels for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our net sales are affected by economic factors.  The following tables provide disaggregation of net sales information for the three months and nine months ended September 30, 2018 and 2017 (in thousands):

Three months ended September 30, 2018 (a)	Engine Management	Temperature Control	Other (c)	Total
Geographic Area:
United States	$175,875	$91,687	$—	$267,562
Canada	9,297	3,591	2,970	15,858
Mexico	4,909	219	—	5,128
Europe	2,041	156	—	2,197
Other foreign	5,448	426	—	5,874
Total	$197,570	$96,079	$2,970	$296,619
Major Product Group:
Ignition, emissions and fuel system parts	$159,101	$—	$1,171	$160,272
Wire and cable	38,469	—	118	38,587
Compressors	—	54,842	1,070	55,912
Other climate control parts	—	41,237	611	41,848
Total	$197,570	$96,079	$2,970	$296,619
Major Sales Channel:
Aftermarket	$168,836	$88,681	$2,970	$260,487
OE/OES	23,345	6,718	—	30,063
Export	5,389	680	—	6,069
Total	$197,570	$96,079	$2,970	$296,619

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Three months ended September 30, 2017 (a)(b)	Engine Management	Temperature Control	Other (c)	Total
Geographic Area:
United States	$172,530	$77,315	$—	$249,845
Canada	8,023	3,087	3,122	14,232
Mexico	6,190	291	—	6,481
Europe	3,157	131	—	3,288
Other foreign	6,876	336	—	7,212
Total	$196,776	$81,160	$3,122	$281,058
Major Product Group:
Ignition, emissions and fuel system parts	$155,544	$—	$1,526	$157,070
Wire and cable	41,232	—	167	41,399
Compressors	—	44,733	972	45,705
Other climate control parts	—	36,427	457	36,884
Total	$196,776	$81,160	$3,122	$281,058
Major Sales Channel:
Aftermarket	$163,634	$73,664	$3,122	$240,420
OE/OES	26,891	6,584	—	33,475
Export	6,251	912	—	7,163
Total	$196,776	$81,160	$3,122	$281,058

Nine months ended September 30, 2018 (a)	Engine Management	Temperature Control	Other (c)	Total
Geographic Area:
United States	$532,842	$223,861	$—	$756,703
Canada	24,389	10,685	7,914	42,988
Mexico	17,578	610	—	18,188
Europe	7,927	469	—	8,396
Other foreign	17,751	1,055	—	18,806
Total	$600,487	$236,680	$7,914	$845,081
Major Product Group:
Ignition, emissions and fuel system parts	$482,640	$—	$4,024	$486,664
Wire and cable	117,847	—	467	118,314
Compressors	—	131,680	1,832	133,512
Other climate control parts	—	105,000	1,591	106,591
Total	$600,487	$236,680	$7,914	$845,081
Major Sales Channel:
Aftermarket	$510,010	$210,990	$7,914	$728,914
OE/OES	74,202	24,115	—	98,317
Export	16,275	1,575	—	17,850
Total	$600,487	$236,680	$7,914	$845,081

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Nine months ended September 30, 2017 (a)(b)	Engine Management	Temperature Control	Other (c)	Total
Geographic Area:
United States	$559,574	$226,041	$—	$785,615
Canada	25,846	10,155	5,885	41,886
Mexico	18,277	731	—	19,008
Europe	10,122	658	—	10,780
Other foreign	17,620	1,256	—	18,876
Total	$631,439	$238,841	$5,885	$876,165
Major Product Group:
Ignition, emissions and fuel system parts	$498,802	$—	$3,083	$501,885
Wire and cable	132,637	—	550	133,187
Compressors	—	132,278	1,271	133,549
Other climate control parts	—	106,563	981	107,544
Total	$631,439	$238,841	$5,885	$876,165
Major Sales Channel:
Aftermarket	$535,245	$212,262	$5,885	$753,392
OE/OES	79,563	24,383	—	103,946
Export	16,631	2,196	—	18,827
Total	$631,439	$238,841	$5,885	$876,165

(a)	Segment net sales include intersegment sales in our Engine Management and Temperature Control segments.

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

In March 2018, we acquired an additional 15% equity interest in the joint venture for RMB 26,475,583 (approximately $4.2 million), thereby increasing our equity interest in the joint venture to 65%.  The $4.2 million payment for our additional 15% investment was made in cash installments through September 30, 2018.  Although we have increased our equity interest in the joint venture to 65%, the minority shareholder will maintain participating rights that will allow it to participate in certain significant financial and operating decisions that occur in the ordinary course of business.  As a result of the existence of these substantive participating rights of the minority shareholder, we will continue to account for our investment in the joint venture under the equity method of accounting.

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

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of December 31, 2017 and September 30, 2018 and activity for the nine months ended September 30, 2018 consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2017	$2,854	$—	$2,854
Restructuring and integration costs:
Amounts provided for during 2018	9	3,064	3,073
Non-cash usage, including asset write-downs	—	(181)	(181)
Cash payments	(2,077)	(2,883)	(4,960)
Foreign currency exchange rate changes	26	—	26
Exit activity liability at September 30, 2018	$812	$—	$812

Restructuring Costs

Plant Rationalization Program

In February 2016, in connection with our ongoing efforts to improve operating efficiencies and reduce costs, we finalized our intention to implement a plant rationalization initiative.  As part of the plant rationalization, all our Grapevine, Texas production activities have been relocated to facilities in Greenville, South Carolina and Reynosa, Mexico, and certain production activities were relocated from our Greenville, South Carolina manufacturing facility to our manufacturing facility in Bialystok, Poland.  In addition, certain service functions were relocated from Grapevine, Texas to our administrative offices in Lewisville, Texas and our Grapevine, Texas facility was closed.  As of September 30, 2018, the plant rationalization program is substantially completed.  Cash payments made during the first nine months of 2018 consisted primarily of severance payments to employees.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Activity, by segment, for the nine months ended September 30, 2018 related to our plant rationalization program consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2017	$—	$1,476	$—	$1,476
Restructuring and integration costs:
Amounts provided for during 2018	—	202	—	202
Cash payments	—	(1,338)	—	(1,338)
Exit activity liability at September 30, 2018	$—	$340	$—	$340

Orlando Plant Rationalization Program

In January 2017, to further our ongoing efforts to improve operating efficiencies and reduce costs, we finalized our intention to implement a plant rationalization initiative at our Orlando, Florida facility.  As part of the Orlando plant rationalization, all of our Orlando, Florida production activities have been relocated to our Independence, Kansas manufacturing facility.  In addition, certain production activities were relocated from our Independence, Kansas manufacturing facility to our Reynosa, Mexico manufacturing facility and our Orlando, Florida facility was closed.  As of September 30, 2018, the Orlando plant rationalization program is substantially completed.  The remaining aggregate liability related to the program as of September 30, 2018 consists of future cash severance payments to be made to former employees.

Activity, by segment, for the nine months ended September 30, 2018 related to our Orlando plant rationalization program consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2017	$986	$—	$—	$986
Restructuring and integration costs:
Amounts provided for during 2018	1,479	—	—	1,479
Non-cash usage, including asset write-downs	(12)	—	—	(12)
Cash payments	(1,981)	—	—	(1,981)
Exit activity liability at September 30, 2018	$472	$—	$—	$472

Integration Costs

Wire and Cable Relocation

In connection with our acquisition of the North American automotive ignition wire business of General Cable Corporation in May 2016, we incurred certain integration expenses, including costs incurred in connection with the consolidation of the General Cable Corporation Altoona, Pennsylvania wire distribution center into our existing wire distribution center in Edwardsville, Kansas and the relocation of certain machinery and equipment.  In October 2016, we further announced our plan to relocate all production from the acquired Nogales, Mexico wire set assembly operation to our existing wire assembly facility in Reynosa, Mexico and to close the Nogales, Mexico plant.  As of September 30, 2018, the wire and cable relocation program is substantially completed.  All of our Nogales, Mexico production activities have been relocated to our Reynosa, Mexico assembly facility and our Nogales, Mexico plant was closed.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Activity, by segment, for the nine months ended September 30, 2018 related to our wire and cable relocation program consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2017	$392	$—	$—	$392
Restructuring and integration costs:
Amounts provided for during 2018	1,392	—	—	1,392
Non-cash usage, including asset write-downs	(169)	—	—	(169)
Cash payments	(1,641)	—	—	(1,641)
Foreign currency exchange rate changes	26	—	—	26
Exit activity liability at September 30, 2018	$—	$—	$—	$—

Note 6.	Sale of Receivables

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

Pursuant to these agreements, we sold $224.4 million and $566 million of receivables during the three months and nine months ended September 30, 2018, respectively, and $210.6 million and $614.6 million for the comparable periods in 2017.  A charge in the amount of $7.3 million and $19 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months and nine months ended September 30, 2018, respectively, and $6 million and $17.6 million for the comparable periods in 2017.  If we do not enter into these arrangements or if any of the financial institutions with which we enter into these arrangements were to experience financial difficulties or otherwise terminate these arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures to collect future trade accounts receivable.

Note 7.	Inventories

Inventories, which are stated at the lower of cost (determined by means of the first-in, first-out method) or market, consist of the following:

	September 30, 2018	December 31, 2017
	(In thousands)

Finished goods	$202,976	$209,800
Work-in-process	9,287	7,536
Raw materials	106,157	109,075
Subtotal	318,420	326,411
Unreturned customer inventories (1)	21,295	—
Total inventories	$339,715	$326,411

(1)
The adoption of ASU 2014-09 using the modified retrospective method resulted in the recording of unreturned customer inventories commencing on January 1, 2018, see Note 2, “Summary of Significant Accounting Policies” for additional information.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 8.	Acquired Intangible Assets

Acquired identifiable intangible assets consist of the following:

	September 30, 2018	December 31, 2017
	(In thousands)

Customer relationships	$87,290	$87,290
Trademarks and trade names	6,800	6,800
Non-compete agreements	3,197	3,193
Patents	723	723
Supply agreements	800	800
Leaseholds	160	160
Total acquired intangible assets	98,970	98,966
Less accumulated amortization (1)	(49,587)	(43,853)
Net acquired intangible assets	$49,383	$55,113

(1)	Applies to all intangible assets, except for trademarks and trade names totaling $5.2 million, which have indefinite useful lives and, as such, are not being amortized.

Total amortization expense for acquired intangible assets was $1.9 million and $5.7 million for the three months and nine months ended September 30, 2018, respectively, and $1.9 million and $6.1 million for the comparable periods in 2017.  Based on the current estimated useful lives assigned to our acquired intangible assets, amortization expense is estimated to be $1.8 million for the remainder of 2018, $6.3 million in 2019, $5.9 million in 2020, $4.6 million in 2021 and $25.6 million in the aggregate for the years 2022 through 2031.

Note 9.	Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	September 30, 2018	December 31, 2017
	(In thousands)

Revolving credit facilities	$45,000	$57,000
Other (1)	6,006	4,778
Total debt	$51,006	$61,778

Current maturities of debt	$50,980	$61,699
Long-term debt	26	79
Total debt	$51,006	$61,778

(1)
Other includes borrowings under our Polish overdraft facility of Zloty 21.7 million (approximately $5.9 million) and Zloty 16.2 million (approximately $4.7 million) as of September 30, 2018 and December 31, 2017, respectively.

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

Borrowings under the credit agreement are secured by substantially all of our assets, including accounts receivable, inventory and certain fixed assets, and those of certain of our subsidiaries.  Availability under the credit agreement is based on a formula of eligible accounts receivable, eligible inventory, eligible equipment and eligible fixed assets.  After taking into account outstanding borrowings under the credit agreement, there was an additional $201.8 million available for us to borrow pursuant to the formula at September 30, 2018.  Outstanding borrowings under the credit agreement, which are classified as current liabilities, were $45 million and $57 million at September 30, 2018 and December 31, 2017, respectively.  Borrowings under the credit agreement have been classified as current liabilities based upon the accounting rules and certain provisions in the agreement.

At September 30, 2018, the weighted average interest rate on our credit agreement was 3.4%, which consisted of $45 million in direct borrowings.  At December 31, 2017, the weighted average interest rate on our credit agreement was 2.7%, which consisted of $57 million in direct borrowings. During the nine months ended September 30, 2018, our average daily alternative base rate loan balance was $2 million, compared to a balance of $4.6 million for the nine months ended September 30, 2017, and a balance of $3.8 million for the year ended December 31, 2017.

At any time that our borrowing availability is less than the greater of either (a) $25 million, or 10% of the commitments if fixed assets are not included in the borrowing base, or (b) $31.25 million, or 12.5% of the commitments if fixed assets are included in the borrowing base, the terms of the credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain a fixed charge coverage ratio of 1:1 at the end of each fiscal quarter (rolling four quarters).  As of September 30, 2018, we were not subject to these covenants.  The credit agreement permits us to pay cash dividends of $20 million and make stock repurchases of $20 million in any fiscal year subject to a minimum availability of $25 million.  Provided specific conditions are met, the credit agreement also permits acquisitions, permissible debt financing, capital expenditures, and cash dividend payments and stock repurchases of greater than $20 million.

Polish Overdraft Facility

In December 2017, our Polish subsidiary, SMP Poland sp. z.o.o., entered into an overdraft facility with HSBC Bank Polska S.A. (“HSBC Poland”) for Zloty 30 million (approximately $8 million).  The facility expires in December 2018.  Borrowings under the overdraft facility will bear interest at a rate equal to WIBOR + 0.75% and are guaranteed by Standard Motor Products, Inc., the ultimate parent company.  At September 30, 2018, borrowings under the overdraft facility were Zloty 21.7 million (approximately $5.9 million).

Deferred Financing Costs

We had deferred financing costs of $0.7 million and $1 million as of September 30, 2018 and December 31, 2017, respectively.  Deferred financing costs are related to our revolving credit facility.  Deferred financing costs as of September 30, 2018 are being amortized in the amounts of $0.1 million for the remainder of 2018, $0.3 million in 2019 and $0.3 million in 2020.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 10.	Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income by Component (in thousands)

	Three Months Ended September 30, 2018
	Foreign Currency Translation Adjustments	Unrecognized Postretirement Benefit Costs (Credit)	Total
Balance at June 30, 2018	$(7,941)	$111	$(7,830)
Other comprehensive income before reclassifications	719	—	719
Amounts reclassified from accumulated other comprehensive income	—	(6)	(6)
Other comprehensive income, net	719	(6)	713
Balance at September 30, 2018	$(7,222)	$105	$(7,117)

	Nine Months Ended September 30, 2018
	Foreign Currency Translation Adjustments	Unrecognized Postretirement Benefit Costs (Credit)	Total
Balance at December 31, 2017	$(4,225)	$116	$(4,109)
Other comprehensive income before reclassifications	(2,997)	7	(2,990)
Amounts reclassified from accumulated other comprehensive income	—	(18)	(18)
Other comprehensive income, net	(2,997)	(11)	(3,008)
Balance at September 30, 2018	$(7,222)	$105	$(7,117)

Reclassifications Out of Accumulated Other Comprehensive Income (in thousands)

Details About Accumulated Other Comprehensive Income Components	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Amortization of postretirement benefit plans:
Prior service benefit (1)	$—	$—
Unrecognized (gain) loss (1)	(10)	(31)
Total before income tax	(10)	(31)
Income tax expense	4	13
Total reclassifications for the period	$(6)	$(18)

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

Our restricted and performance-based share activity was as follows for the nine months ended September 30, 2018:

	Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2017	853,958	$33.25
Granted	9,129	37.53
Vested	(32,471)	32.89
Forfeited	(9,850)	42.29
Balance at September 30, 2018	820,766	$33.20

We recorded compensation expense related to restricted shares and performance-based shares of $5 million ($3.7 million, net of tax) and $5.1 million ($3.2 million, net of tax) for the nine months ended September 30, 2018 and 2017, respectively. The unamortized compensation expense related to our restricted and performance-based shares was $11.1 million at September 30, 2018, and is expected to be recognized as they vest over a weighted average period of 4.0 years and 0.6 years for employees and directors, respectively.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The components of net periodic benefit cost for our postretirement benefit plans for the three months and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Postretirement benefits	2018	2017 (1)	2018	2017 (1)
Service cost	$—	$—	$—	$—
Interest cost	2	2	5	6
Amortization of prior service cost	—	—	—	—
Actuarial net loss	(10)	(165)	(31)	(496)
Net periodic benefit cost (credit)	$(8)	$(163)	$(26)	$(490)

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

We also have an Employee Stock Ownership Plan and Trust for employees who are not covered by a collective bargaining agreement.  In connection therewith, we maintain an employee benefits trust to which we contribute shares of treasury stock.  We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under the plan. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released.  The trustees will vote the shares in accordance with their fiduciary duties.  During the nine months ended September 30, 2018, we contributed to the trust an additional 53,300 shares from our treasury and released 53,300 shares from the trust leaving 200 shares remaining in the trust as of September 30, 2018.

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

The following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and dilutive net earnings per common share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic Net Earnings Per Common Share:
Earnings from continuing operations	$19,273	$17,108	$44,697	$51,736
Loss from discontinued operations	(3,524)	(3,983)	(5,014)	(5,113)
Net earnings available to common stockholders	$15,749	$13,125	$39,683	$46,623

Weighted average common shares outstanding	22,425	22,660	22,465	22,775

Earnings from continuing operations per common share	$0.86	$0.75	$1.99	$2.27
Loss from discontinued operations per common share	(0.16)	(0.17)	(0.22)	(0.22)
Basic net earnings per common share	$0.70	$0.58	$1.77	$2.05

Diluted Net Earnings Per Common Share:
Earnings from continuing operations	$19,273	$17,108	$44,697	$51,736
Loss from discontinued operations	(3,524)	(3,983)	(5,014)	(5,113)
Net earnings available to common stockholders	$15,749	$13,125	$39,683	$46,623

Weighted average common shares outstanding	22,425	22,660	22,465	22,775
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock and performance-based stock	514	515	490	512
Weighted average common shares outstanding –Diluted	22,939	23,175	22,955	23,287

Earnings from continuing operations per common share	$0.84	$0.74	$1.95	$2.22
Loss from discontinued operations per common share	(0.15)	(0.17)	(0.22)	(0.22)
Diluted net earnings per common share	$0.69	$0.57	$1.73	$2.00

The shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Restricted and performance-based shares	210	218	246	232

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 15.	Industry Segments

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

The following tables show our net sales, intersegment revenue and operating income by our operating segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Sales (a)
Engine Management	$197,570	$196,776	$600,487	$631,439
Temperature Control	96,079	81,160	236,680	238,841
All Other	2,970	3,122	7,914	5,885
Consolidated	$296,619	$281,058	$845,081	$876,165

Intersegment Revenue (a)
Engine Management	$6,500	$6,207	$17,472	$19,350
Temperature Control	2,444	1,952	6,264	6,076
All Other	(8,944)	(8,159)	(23,736)	(25,426)
Consolidated	$—	$—	$—	$—

Operating Income
Engine Management	$21,635	$22,729	$62,149	$76,503
Temperature Control	8,571	7,714	14,284	19,943
All Other	(3,028)	(3,687)	(13,598)	(14,829)
Consolidated	$27,178	$26,756	$62,835	$81,617

(a)	Segment net sales include intersegment sales in our Engine Management and Temperature Control segments.

For the disaggregation of our net sales from contracts with customers by geographic area, major product group and major sales channels for each of our segments, see Note 3, “Net Sales.”

Note 16.	Commitments and Contingencies

Asbestos

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001 and the amounts paid for indemnity and defense thereof.  At September 30, 2018, approximately 1,450 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through September 30, 2018, the amounts paid for settled claims are approximately $25.2 million.

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

The most recent actuarial study was performed as of August 31, 2018.  The updated study has estimated an undiscounted liability for settlement payments, excluding legal costs, ranging from $37.1 million to $56.9 million for the period through 2061.  The change from the prior year study was a $1.9 million increase for the low end of the range and a $2.9 million increase for the high end of the range.  The increase in the estimated undiscounted liability from the prior year study at both the low end and high end of the range reflects our actual experience over the prior twelve months, our historical data and certain assumptions with respect to events that may occur in the future.  Based on the information contained in the actuarial study and all other available information considered by us, we have concluded that no amount within the range of settlement payments was more likely than any other and, therefore, in assessing our asbestos liability we compare the low end of the range to our recorded liability to determine if an adjustment is required.  Based upon the results of the August 31, 2018 actuarial study, in September 2018 we increased our asbestos liability to $37.1 million, the low end of the range, and recorded an incremental pre-tax provision of $3.5 million in earnings (loss) from discontinued operations in the accompanying statement of operations.  Future legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operations in the accompanying statement of operations, are estimated, according to the updated study, to range from $44.9 million to $80.6 million for the period through 2061.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Warranties

We generally warrant our products against certain manufacturing and other defects.  These product warranties are provided for specific periods of time of the product depending on the nature of the product.  As of September 30, 2018 and 2017, we have accrued $24.1 million and $24.8 million, respectively, for estimated product warranty claims included in accrued customer returns.  The accrued product warranty costs are based primarily on historical experience of actual warranty claims.

The following table provides the changes in our product warranties (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance, beginning of period	$21,705	$24,528	$20,929	$24,072
Liabilities accrued for current year sales	25,748	25,023	70,126	76,446
Settlements of warranty claims	(23,396)	(24,713)	(66,998)	(75,680)
Balance, end of period	$24,057	$24,838	$24,057	$24,838

Index
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Tax Cuts and Jobs Act

In December 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which included a broad range of tax reform affecting businesses, including the reduction of the federal corporate income tax rate from 35% to 21%, changes in the deductibility of certain business expenses, and the manner in which international operations are taxed in the U.S.  Reflecting the impact of the Act on our income tax provision, the effective income tax rate for the three months and nine months ended September 30, 2018 was 26.6% and 26.1%, respectively, as compared to an effective income tax rate of 35.8% and 37.1% for the comparable periods of 2017, respectively.

Index
As related to the deemed repatriation of earnings of foreign subsidiaries, the Act includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries.  As a result, all previously unremitted earnings for which no U.S. deferred tax liability had been accrued are now subject to U.S. tax.  In accordance with the guidelines provided in the Act, as of December 31, 2017 we have aggregated our estimated foreign earnings and profits, and utilized participating deductions and available foreign tax credits.  The gross repatriation tax was $2.3 million, which was offset by $0.9 million of foreign tax credits for a net repatriation tax charge of $1.4 million.  The net repatriation tax of $1.4 million was recorded in the fourth quarter of 2017.  During the second and third quarters of 2018, we refined and updated our calculation of the gross repatriation tax to $2.7 million, which was paid to the U.S. Treasury.  The difference in the refined and updated repatriation tax and what was previously recorded in the fourth quarter of 2017 was reflected in the second and third quarter 2018 tax provisions.  Notwithstanding the U.S. taxation of these amounts, we intend to continue to invest most or all of these earnings indefinitely outside of the U.S., and do not expect to incur any significant additional taxes related to such amounts.

Interim Results of Operations:

Comparison of the Three Months Ended September 30, 2018 to the Three Months Ended September 30, 2017

Sales.  Consolidated net sales for the three months ended September 30, 2018 were $296.6 million, an increase of $15.5 million, or 5.5%, compared to $281.1 million in the same period of 2017.  Consolidated net sales increased due to the higher results achieved by both our Engine Management and Temperature Control Segments.

The following table summarizes consolidated net sales by segment and by major product group within each segment for the three months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,
	2018	2017
Engine Management:
Ignition, Emission and Fuel System Parts	$159,101	$155,544
Wire and Cable	38,469	41,232
Total Engine Management	197,570	196,776

Temperature Control:
Compressors	54,842	44,733
Other Climate Control Parts	41,237	36,427
Total Temperature Control	96,079	81,160

All Other	2,970	3,122

Total	$296,619	$281,058

Engine Management’s net sales increased $0.8 million, or 0.4%, to $197.6 million for the three months ended September 30, 2018.  Net sales in the ignition, emissions and fuel systems parts product group for the three months ended September 30, 2018 were $159.1 million, an increase of $3.6 million, or 2.3%, compared to $155.5 million in the same period of 2017.  Net sales in the wire and cable product group for the three months ended September 30, 2018 were $38.5 million, a decrease of $2.7 million, or 6.7%, compared to $41.2 million in the three months ended September 30, 2017.  Engine Management’s increase in net sales for the third quarter of 2018 compared to the same period in 2017 reflects the impact of increased demand for our products in ignition, emissions and fuel systems parts, as our customers experienced increases in product sell-through for these products.  The year-over-year increase in our Engine Management ignition, emissions and fuel systems parts product group more than offset the decline in our wire and cable business, which is an older technology used on fewer cars, and due to the product lifecycle will continue to reduce overall Engine Management net sales.  Excluding the impact of the wire and cable business, our Engine Management customers have been reporting solid POS gains all year, which in the third quarter of 2018 were up in the mid-single digits over the third quarter of 2017.

Index
Temperature Control’s net sales increased $14.9 million, or 18.4%, to $96.1 million for the three months ended September 30, 2018.  Net sales in the compressors product group for the three months ended September 30, 2018 were $54.8 million, an increase of $10.1 million, or 22.6%, compared to $44.7 million in the same period of 2017.  Net sales in the other climate control parts product group for the three months ended September 30, 2018 were $41.2 million, an increase of $4.8 million, or 13.2%, compared to $36.4 million in the three months ended September 30, 2017.  Temperature Control’s increase in net sales for the third quarter of 2018 compared to the same period in 2017 reflects the impact of warming trends in summer weather conditions which began in mid-May.  After a slow start to the 2018 season, reflecting the impact of a mild 2017 summer, higher than normal customer inventory levels going into 2018, and a cool early spring, customer orders strengthened in June and continued throughout the third quarter of 2018, resulting in strong third quarter 2018 Temperature Control sales.  Demand for our Temperature Control products in the fourth quarter of 2018 will depend upon ongoing weather conditions and customer inventory levels.

Gross Margins.  Gross margins, as a percentage of consolidated net sales, were 29.4% in both the third quarter of 2018 and 2017.  The following table summarizes gross margins by segment for the three months ended September 30, 2018 and 2017, respectively (in thousands):

Three Months Ended September 30,	Engine Management	Temperature Control	Other	Total
2018
Net sales	$197,570	$96,079	$2,970	$296,619
Gross margins	57,188	26,523	3,595	87,306
Gross margin percentage	28.9%	27.6%	—	29.4%

2017
Net sales	$196,776	$81,160	$3,122	$281,058
Gross margins	57,808	21,721	3,006	82,535
Gross margin percentage	29.4%	26.8%	—	29.4%

Compared to the third quarter of 2017, gross margins at Engine Management decreased 0.5 percentage points from 29.4% to 28.9%, while gross margins at Temperature Control increased 0.8 percentage points from 26.8% to 27.6%.  The gross margin percentage decrease in Engine Management compared to the prior year reflects the impact of product mix, and a year-over-year increase in inefficiencies and redundant costs incurred as a result of our various planned production moves.  The year-over-year gross margin benefit in Temperature Control reflects the positive impact of higher production volumes and the fact that we are now essentially fully low cost in our manufacturing, having exited our Grapevine, Texas operations.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) increased to $60.1 million, or 20.3% of consolidated net sales, in the third quarter of 2018, as compared to $55 million, or 19.6% of consolidated net sales, in the third quarter of 2017.  The $5.1 million increase in SG&A expenses as compared to the third quarter of 2017 is principally due to higher distribution expenses at Temperature Control and higher expenses related to the sale of receivables, offset in part, by lower selling and marketing expenses.  The higher than usual distribution expenses at Temperature Control were due to a combination of significant additional labor costs to keep up with the surge in sales, as well as start-up costs related to the installation of a new automation project in our distribution center.  We believe this project will be complete and fully optimized by year-end, and we will see substantial improvements next year.

Restructuring and Integration Expenses.  Restructuring and integration expenses for the third quarter of 2018 were $6,000 compared to restructuring and integration expenses of $1.1 million for the third quarter of 2017.  The $1.1 million year-over-year decrease in restructuring and integration expenses reflects the impact of lower expenses incurred in connection with the plant rationalization program that commenced in February 2017, the wire and cable relocation program announced in October 2017, and the Orlando plant rationalization program that commenced in January 2017, all of which were substantially completed as of September 30, 2018.

Index
Other Income, net. Other income, net was $15,000 in the third quarter of 2018, compared to $0.3 million in the third quarter of 2017.  During the third quarter of 2017, we recognized a deferred gain of $0.3 million related to the sale-leaseback of our Long Island City, New York facility. The recognition of the deferred gain related to the sale-leaseback of our Long Island City, New York facility ended in the first quarter of 2018 upon the termination of the initial 10-year lease term for the facility.

Operating Income.  Operating income increased to $27.2 million in the third quarter of 2018, compared to $26.8 million in the third quarter of 2017.  The year-over year increase in operating income of $0.4 million is the result of the impact of higher consolidated net sales and lower restructuring and integration expenses, which more than offset the impact of higher SG&A expenses.

Other Non-Operating Income, Net.  Other non-operating income, net was $0.4 million in the third quarter of 2018, compared to $0.5 million in the third quarter of 2017.  The slight year-over-year decline in other non-operating income, net resulted primarily from the unfavorable impact of changes in foreign currency exchange rates and the year-over-year decline in the actuarial net gain related to our postretirement medical benefit plans, which was offset, in part, by higher year-over-year equity income from our joint ventures.  Our postretirement medical benefit plans to substantially all eligible U.S. and Canadian employees terminated on December 31, 2016.

Interest Expense.  Interest expense increased to $1.3 million in the third quarter of 2018, compared to $0.6 million in the third quarter of 2017.  The year-over-year increase in interest expense reflects the impact of both higher average outstanding borrowings in 2018 when compared to 2017, and higher year-over-year average interest rates on our revolving credit facility.

Income Tax Provision.  The income tax provision in the third quarter of 2018 was $7 million at an effective tax rate of 26.6% compared to $9.5 million at an effective tax rate of 35.8% for the same period in 2017.  The lower effective tax rate in the third quarter of 2018 compared to the third quarter of 2017 reflects the impact of the Tax Cuts and Jobs Act enacted in the U.S. in December 2017, which included a broad range of tax reform affecting businesses, including the reduction of the federal corporate tax rate from 35% to 21%, changes in the deductibility of certain business expenses, and the manner in which international operations are taxed in the U.S.

Loss from Discontinued Operations.  Loss from discontinued operations, net of income tax, reflects information contained in the most recent actuarial studies performed as of August 31, 2018 and 2017, other information available and considered by us, and legal expenses associated with our asbestos-related liability.  During the third quarter of 2018 and 2017, we recorded a loss of $3.5 million and $4 million from discontinued operations, respectively.  The loss from discontinued operations for the third quarter of 2018 and 2017 includes a $3.5 million and $6 million pre-tax provision, respectively, to increase our indemnity liability in line with the August 2018 and 2017 actuarial studies, as well as legal fees incurred in litigation.  As discussed more fully in Note 16 in the notes to our consolidated financial statements (unaudited), we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Index
Comparison of the Nine Months Ended September 30, 2018 to the Nine Months Ended September 30, 2017

Sales.  Consolidated net sales for the nine months ended September 30, 2018 were $845.1 million, a decrease of $31.1 million, or 3.5%, compared to $876.2 million in the same period of 2017.  Consolidated net sales decreased in both our Engine Management and Temperature Control Segments.

The following table summarizes consolidated net sales by segment and by major product group within each segment for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine months ended September 30,
	2018	2017
Engine Management:
Ignition, Emission and Fuel System Parts	$482,640	$498,802
Wire and Cable	117,847	132,637
Total Engine Management	600,487	631,439

Temperature Control:
Compressors	131,680	132,278
Other Climate Control Parts	105,000	106,563
Total Temperature Control	236,680	238,841

All Other	7,914	5,885

Total	$845,081	$876,165

Engine Management’s net sales decreased $30.9 million, or 4.9%, to $600.5 million for the first nine months of 2018.  Net sales in the ignition, emissions and fuel systems parts product group for the nine months ended September 30, 2018 were $482.6 million, a decrease of $16.2 million, or 3.2%, compared to $498.8 million in the same period of 2017.  Net sales in the wire and cable product group for the nine months ended September 30, 2018 were $117.8 million, a decrease of $14.8 million, or 11.2%, compared to $132.6 million in the first nine months of 2017.  Engine Management’s decrease in net sales for the first nine months of 2018 compared to the same period in 2017 reflects the impact of large pipeline orders placed in the first half of 2017 by certain customers, who were in the process of increasing the breadth and depth of their inventories.  In addition, Engine Management’s year-over-year decrease in net sales reflects the impact of the gradual decline in our wire and cable business, which is an older technology used on fewer cars, and due to the product lifecycle will continue to reduce overall Engine Management net sales.  During the third quarter of 2018, as our customers experienced increases in Engine Management product sell-through, demand for our products in ignition, emissions and fuel system parts increased, resulting in an increase in Engine Management sales in the third quarter of 2018 compared to the same period of 2017.

Temperature Control’s net sales decreased $2.1 million, or 0.9%, to $236.7 million for the first nine months of 2018.  Net sales in the compressors product group for the nine months ended September 30, 2018 were $131.7 million, a decrease of $0.6 million, or 0.5%, compared to $132.3 million in the same period of 2017.  Net sales in the other climate control parts product group for the nine months ended September 30, 2018 were $105 million, a decrease of $1.6 million, or 1.5%, compared to $106.6 million in the first nine months of 2017.  Temperature Control’s decrease in net sales for the first nine months of 2018 compared to the same period in 2017 reflects the impact of a slow start to the 2018 season, resulting from a mild 2017 summer, higher than normal customer inventory levels going into 2018, and a cool early spring.  As weather conditions began to turn warm in mid-May, customer orders strengthened in June and continued throughout the third quarter of 2018, resulting in strong third quarter 2018 Temperature Control sales.  Demand for our Temperature Control products in the fourth quarter of 2018 will depend upon ongoing weather conditions and customer inventory levels.

Index
Gross Margins.  Gross margins, as a percentage of consolidated net sales, decreased to 28.5% in the first nine months of 2018, compared to 29.4% during the same period in 2017.  The following table summarizes gross margins by segment for the nine months ended September 30, 2018 and 2017 (in thousands):

Nine Months Ended September 30,	Engine Management	Temperature Control	Other	Total
2018
Net sales	$600,487	$236,680	$7,914	$845,081
Gross margins	171,440	60,990	8,754	241,184
Gross margin percentage	28.6%	25.8%	—	28.5%

2017
Net sales	$631,439	$238,841	$5,885	$876,165
Gross margins	187,531	62,539	7,241	257,311
Gross margin percentage	29.7%	26.2%	—	29.4%

Compared to the first nine months of 2017, gross margins at Engine Management decreased 1.1 percentage points from 29.7% to 28.6%, and gross margins at Temperature Control decreased 0.4 percentage points from 26.2% to 25.8%.  The gross margin percentage decrease in Engine Management compared to the prior year reflects the impact of product mix, and a year-over year increase in inefficiencies and redundant costs incurred as a result of our various planned production moves.  The gross margin percentage decrease in Temperature Control compared to the prior year resulted primarily from lower production volumes in the first half of 2018 following a mild 2017 summer season.

Selling, General and Administrative Expenses.  SG&A expenses increased to $175.6 million, or 20.8% of consolidated net sales, in the nine months ended September 30, 2018, as compared to $172.7 million, or 19.7% of consolidated net sales, in the same period of 2017.  The $2.9 million increase in SG&A expenses as compared to the first nine months of 2017 is principally due to higher distribution expenses at Temperature Control and higher expenses related to the sale of receivables, offset in part, by lower selling and marketing expenses.  The higher than usual distribution expenses at Temperature Control were due to a combination of significant additional labor costs to keep up with the surge in sales, as well as start-up costs related to the installation of a new automation project in our distribution center.  We believe this project will be complete and fully optimized by year-end, and we will see substantial improvements next year.

Restructuring and Integration Expenses.  Restructuring and integration expenses for the nine months ended September 30, 2018 were $3.1 million compared to restructuring and integration expenses of $3.9 million in the same period of 2017.  The $0.8 million year-over-year decrease in restructuring and integration expenses reflects the impact of lower expenses incurred in connection with the plant rationalization program that commenced in February 2017, the wire and cable relocation program announced in October 2017, and the Orlando plant rationalization program that commenced in January 2017, all of which were substantially completed as of September 30, 2018.

Other Income, Net. Other income, net was $0.3 million and $0.9 million in the nine months ended September 30, 2018 and 2017, respectively.  During 2018 and 2017, we recognized $0.2 million and $0.8 million, respectively, of deferred gain related to the sale-leaseback of our Long Island City, New York facility.  The recognition of the deferred gain related to the sale-leaseback of our Long Island City, New York facility ended in the first quarter of 2018 upon the termination of the initial 10-year lease term for the facility.

Operating Income.  Operating income was $62.8 million in the first nine months of 2018, compared to $81.6 million for the same period in 2017.  The year-over year decrease in operating income of $18.8 million is the result of the impact of lower consolidated net sales, lower gross margins as a percentage of consolidated net sales and higher SG&A expenses, which more than offset the impact of lower restructuring and integration expenses.

Index
Other Non-Operating Income, Net.  Other non-operating income, net was $0.8 million in the first nine months of 2018, compared to other non-operating income, net of $2.4 million in the first nine months of 2017.  The year-over-year decline in other non-operating income, net resulted primarily from lower year-over-year equity income from our joint ventures, the unfavorable impact of changes in foreign currency exchange rates, and the year-over-year decline in the actuarial net gain related to our postretirement medical benefit plans.  Our postretirement medical benefit plans to substantially all eligible U.S. and Canadian employees terminated on December 31, 2016.

Interest Expense.  Interest expense increased to $3.1 million in the first nine months of 2018, compared to $1.8 million for the same period in 2017.  The year-over-year increase in interest expense reflects the impact of both higher average outstanding borrowings during the first nine months of 2018 when compared to the same period in 2017, and the higher year-over-year average interest rates on our revolving credit facility.

Income Tax Provision.  The income tax provision for the nine months ended September 30, 2018 was $15.8 million at an effective tax rate of 26.1%, compared to $30.5 million at an effective tax rate of 37.1% for the same period in 2017.  The lower effective tax rate in the first nine months of 2018 compared to the first nine months of 2017 reflects the impact of the Tax Cuts and Jobs Act enacted in the U.S. in December 2017, which included a broad range of tax reform affecting businesses, including the reduction of the federal corporate tax rate from 35% to 21%, changes in the deductibility of certain business expenses, and the manner in which international operations are taxed in the U.S.

Loss from Discontinued Operations.  Loss from discontinued operations, net of income tax, reflects information contained in the most recent actuarial studies performed as of August 31, 2018 and 2017, other information available and considered by us, and legal expenses associated with our asbestos-related liability.  During the nine months ended September 30, 2018 and 2017, we recorded a loss of $5 million and $5.1 million from discontinued operations, respectively.  The loss from discontinued operations for the first nine months of 2018 and 2017 includes a $3.5 million and $6 million pre-tax provision, respectively, to increase our indemnity liability in line with the August 2018 and 2017 actuarial studies, as well as legal fees incurred in litigation. As discussed more fully in Note 16 in the notes to our consolidated financial statements (unaudited), we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Restructuring and Integration Programs

As of September 30, 2018, the plant rationalization program that commenced in February 2016, the wire and cable relocation program announced in October 2016, and the Orlando plant rationalization program that commenced in January 2017 are all substantially completed.

For a detailed discussion on the restructuring and integration costs, see Note 5, “Restructuring and Integration Expenses,” of the notes to our consolidated financial statements (unaudited).

Liquidity and Capital Resources

Operating Activities. During the first nine months of 2018, cash provided by operating activities was $67.6 million compared to cash provided by operating activities of $36.8 million in the same period of 2017.  The year-over-year increase in operating cash flow is primarily the result of the smaller year-over-year increase in accounts receivable, the year-over-year decrease in inventories compared to the year-over-year increase in inventories in 2017, the larger year-over-year increase in accounts payable, the larger year-over-year increase in sundry payables and accrued expenses, and the year-over-year decrease in prepaid expenses and other current assets compared to the year-over-year increase in prepaid expenses and other current assets in 2017 offset, in part, by the decrease in net earnings.

Index
Net earnings during the first nine months of 2018 were $39.7 million compared to $46.6 million in the first nine months of 2017.  During the first nine months of 2018, (1) the increase in receivables was $23.4 million compared to the year-over-year increase in receivables of $27.8 million in 2017; (2) the decrease in inventories was $2.8 million compared to the year-over-year increase in inventories of $18.7 million in 2017; (3) the decrease in prepaid expenses and other current assets was $1.2 million compared to the year-over-year increase in prepaid expenses and other current assets of $4.8 million in 2017; (4) the increase in accounts payable was $5.2 million compared to the year-over-year increase in accounts payable of $0.1 million in 2017; and (5) the increase in sundry payables and accrued expenses was $12.8 million compared to the year-over-year increase in sundry payables and accrued expenses of $8.7 million in 2017.  We continue to actively manage our working capital to maximize our operating cash flow.

Investing Activities.  Cash used in investing activities was $25.4 million in the first nine months of 2018, compared to $17.7 million in the same period of 2017.  Investing activities during the first nine months of 2018 consisted of (1) the payment of the third and final contribution of $5.7 million for our November 2017 acquisition of a 50% interest in Foshan FGD SMP Automotive Compressor Co., Ltd., a China-based joint venture that manufactures air conditioning compressors for the automotive aftermarket and the Chinese OE market; (2) the payment of $4.2 million for our 15% increase in equity ownership in Foshan GWO YNG SMP Vehicle Climate Control & Cooling Products Co. Ltd., a China-based joint venture that manufactures air conditioner accumulators, filter driers, hose assemblies and switches for the automotive aftermarket and OEM/OES markets; and (3) capital expenditures of $15.6 million.  Investing activities during the first nine months of 2017 consisted of capital expenditures of $17.7 million.

Financing Activities.  Cash used in financing activities was $32.6 million in the first nine months of 2018 as compared to $14.2 million in the same period of 2017.  During the first nine months of 2018, (1) we reduced our borrowings under our revolving credit facility by $12 million as compared to the increase in borrowings under our revolving credit facility of $18.2 million in 2017; (2) we made cash payments in the first nine months of 2018 for the repurchase of shares of our common stock of $9.3 million as compared to $20 million in 2017; and (3) we paid dividends of $14.1 million in the first nine months of 2018 as compared to $13 million in the comparable period last year.  In February 2018, our Board of Directors voted to increase our quarterly dividend from $0.19 per share in 2017 to $0.21 per share in 2018.

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

Borrowings under the credit agreement are secured by substantially all of our assets, including accounts receivable, inventory and certain fixed assets, and those of certain of our subsidiaries.  Availability under the credit agreement is based on a formula of eligible accounts receivable, eligible inventory, eligible equipment and eligible fixed assets.  After taking into account outstanding borrowings under the credit agreement, there was an additional $201.8 million available for us to borrow pursuant to the formula at September 30, 2018.  Outstanding borrowings under the credit agreement, which are classified as current liabilities, were $45 million and $57 million at September 30, 2018 and December 31, 2017, respectively.  Borrowings under the restated credit agreement have been classified as current liabilities based upon the accounting rules and certain provisions in the agreement.

At September 30, 2018, the weighted average interest rate on our credit agreement was 3.4%, which consisted of $45 million in direct borrowings.  At December 31, 2017, the weighted average interest rate on our credit agreement was 2.7%, which consisted of $57 million in direct borrowings.  During the nine months ended September 30, 2018, our average daily alternative base rate loan balance was $2 million, compared to a balance of $4.6 million for the nine months ended September 30, 2017, and a balance of $3.8 million for the year ended December 31, 2017.

Index
At any time that our borrowing availability is less than the greater of either (a) $25 million, or 10% of the commitments if fixed assets are not included in the borrowing base, or (b) $31.25 million, or 12.5% of the commitments if fixed assets are included in the borrowing base, the terms of the credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain a fixed charge coverage ratio of 1:1 at the end of each fiscal quarter (rolling four quarters).  As of September 30, 2018, we were not subject to these covenants.  The credit agreement permits us to pay cash dividends of $20 million and make stock repurchases of $20 million in any fiscal year subject to a minimum availability of $25 million.  Provided specific conditions are met, the credit agreement also permits acquisitions, permissible debt financing, capital expenditures, and cash dividend payments and stock repurchases of greater than $20 million.

In December 2017, our Polish subsidiary, SMP Poland sp. z.o.o., entered into an overdraft facility with HSBC Bank Polska S.A. (“HSBC Poland”) for Zloty 30 million (approximately $8 million).  The facility expires in December 2018.  Borrowings under the overdraft facility will bear interest at a rate equal to WIBOR + 0.75% and are guaranteed by Standard Motor Products, Inc., the ultimate parent company.  At September 30, 2018, borrowings under the overdraft facility were Zloty 21.7 million (approximately $5.9 million).

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

Pursuant to these agreements, we sold $224.4 million and $566 million of receivables during the three months and nine months ended September 30, 2018, respectively, and $210.6 million and $614.6 million for the comparable periods in 2017.  A charge in the amount of $7.3 million and $19 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months and nine months ended September 30, 2018, respectively, and $6 million and $17.6 million for the comparable periods in 2017.  If we do not enter into these arrangements or if any of the financial institutions with which we enter into these arrangements were to experience financial difficulties or otherwise terminate these arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures to collect future trade accounts receivable.

During 2017, our Board of Directors authorized the purchase of up to $30 million of our common stock under stock repurchase programs.  Under these programs, during the year ended December 31, 2017 and the nine months ended September 30, 2018, we repurchased 539,760 and 112,307 shares of our common stock, respectively, in the open market, at a total cost of $24.8 million and $5.2 million, respectively, thereby completing the 2017 Board of Directors’ authorizations.

In May 2018, our Board of Directors authorized the purchase of up to an additional $20 million of our common stock under a new stock repurchase program.  Stock will be purchased from time to time, in the open market or through private transactions, as market conditions warrant.  Under this program, during the three months and nine months ended September 30, 2018, we repurchased 37,011 and 82,975 shares of our common stock, respectively, at a total cost of $1.8 million and $3.9 million, respectively.  As of September 30, 2018, there was approximately $16.1 million available for future stock repurchases under the program.  During the period from October 1, 2018 through October 26, 2018, we repurchased an additional 118,509 shares of our common stock under the program at a total cost of $5.4 million, thereby reducing the amount available for future stock repurchases under the 2018 Board of Directors authorization to $10.7 million.

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

The following table summarizes our contractual commitments as of September 30, 2018 and expiration dates of commitments through 2028 (a) (b):

(In thousands)	2018	2019	2020	2021	2022	2023-2028	Total
Lease obligations	$2,371	$8,078	$6,990	$6,355	$5,364	$3,932	$33,090
Postretirement benefits	104	39	36	32	29	107	347
Severance payments related to restructuring and integration	112	428	194	71	7	—	812
Total commitments	$2,587	$8,545	$7,220	$6,458	$5,400	$4,039	$34,249

(a)
Indebtedness under our revolving credit facilities is not included in the table above as it is reported as a current liability in our consolidated balance sheets.  As of September 30, 2018, amounts outstanding under our revolving credit facilities were $45 million.

(b)
We anticipate total aggregate future severance payments of approximately $0.8 million related to the plant rationalization program, the wire and cable relocation program and the Orlando plant rationalization program.  All programs are substantially completed as of September 30, 2018.

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

In addition, many of our customers can return inventory to us based upon customer warranty and overstock arrangements within customer specific limits.  At the time products are sold, we accrue a liability for product warranties and overstock returns and record as unreturned customer inventory our estimate of anticipated customer returns.  Estimates are based upon historical information on the nature, frequency and probability of the customer return.  Unreturned core, warranty and overstock customer inventory is recorded at standard cost.  Revision to these estimates is made when necessary, based upon changes in these factors.  We regularly study trends of such claims.

Sales Returns and Other Allowances and Allowance for Doubtful Accounts.  Many of our products carry a warranty ranging from a 90-day limited warranty to a lifetime limited warranty, which generally covers defects in materials or workmanship and failure to meet industry published specifications and/or the result of installation error.  In addition to warranty returns, we also permit our customers to return new, undamaged products to us within customer-specific limits (which are generally limited to a specified percentage of their annual purchases from us) in the event that they have overstocked their inventories. At the time products are sold, we accrue a liability for product warranties and overstock returns as a percentage of sales based upon estimates established using historical information on the nature, frequency and average cost of the claim and the probability of the customer return. At the same time, we record an estimate of anticipated customer returns as unreturned customer inventory. Significant judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period.  Revision to these estimates is made when necessary, based upon changes in these factors.  We regularly study trends of such claims.  At September 30, 2018, the allowance for sales returns was $53.7 million.

Similarly, we must make estimates of the uncollectability of our accounts receivable. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit‑worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  At September 30, 2018, the allowance for doubtful accounts and for discounts was $5.5 million.

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

The valuation allowance of $0.4 million as of September 30, 2018 is intended to provide for the uncertainty regarding the ultimate realization of our U.S. foreign tax credit carryovers and foreign net operating loss carryovers. The assessment of the adequacy of our valuation allowance is based on our estimates of taxable income in these jurisdictions and the period over which our deferred tax assets will be recoverable.

In the event that actual results differ from these estimates, or we adjust these estimates in future periods for current trends or expected changes in our estimating assumptions, we may need to modify the level of the valuation allowance which could materially impact our business, financial condition and results of operations.

In accordance with generally accepted accounting practices, we recognize in our financial statements only those tax positions that meet the more-likely-than-not-recognition threshold. We establish tax reserves for uncertain tax positions that do not meet this threshold.  As of September 30, 2018, we do not believe there is a need to establish a liability for uncertain tax positions.  Penalties and interest associated with income tax matters are included in the provision for income taxes in our consolidated statement of operations.

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

Asbestos Litigation.  We are responsible for certain future liabilities relating to alleged exposure to asbestos-containing products.  In accordance with our accounting policy, our most recent actuarial study as of August 31, 2018 estimated an undiscounted liability for settlement payments, excluding legal costs, ranging from $37.1 million to $56.9 million for the period through 2061.  Based on the information contained in the actuarial study and all other available information considered by us, we have concluded that no amount within the range of settlement payments was more likely than any other and, therefore, in assessing our asbestos liability we compare the low end of the range to our recorded liability to determine if an adjustment is required.  Based upon the results of the August 31, 2018 actuarial study, in September 2018 we increased our asbestos liability to $37.1 million, the low end of the range, and recorded an incremental pre-tax provision of $3.5 million in earnings (loss) from discontinued operations in the accompanying statement of operations.  In addition, according to the updated study, future legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operations in the accompanying statement of operations, are estimated to range from $44.9 million to $80.6 million for the period through 2061.  We will continue to perform an annual actuarial analysis during the third quarter of each year for the foreseeable future.  Based on this analysis and all other available information, we will continue to reassess the recorded liability and, if deemed necessary, record an adjustment to the reserve, which will be reflected as a loss or gain from discontinued operations.

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

Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk, primarily related to foreign currency exchange and interest rates. These exposures are actively monitored by management. Our exposure to foreign exchange rate risk is due to certain costs, revenues and borrowings being denominated in currencies other than one of our subsidiary’s functional currency. Similarly, we are exposed to market risk as the result of changes in interest rates, which may affect the cost of our financing. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures. We do not hold or issue derivative financial instruments for trading or speculative purposes.  As of September 30, 2018, we do not have any derivative financial instruments.

Exchange Rate Risk

We have exchange rate exposure, primarily, with respect to the Canadian Dollar, the Euro, the British Pound, the Polish Zloty, the Mexican Peso, the Taiwan Dollar, the Chinese Yuan Renminbi and the Hong Kong Dollar.  As of September 30, 2018 and December 31, 2017, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the incremental effect of such a change on our foreign currency denominated revenues.

Interest Rate Risk

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements.  We invest our excess cash in highly liquid short-term investments.  Substantially all of our debt is variable rate debt as of September 30, 2018 and December 31, 2017.

In addition, from time to time, we sell undivided interests in certain of our receivables to financial institutions.  We enter these agreements at our discretion when we determine that the cost of factoring is less than the cost of servicing our receivables with existing debt.  During the three months and nine months ended September 30, 2018, we sold $224.4 million and $566 million of receivables, respectively.  Depending upon the level of sales of receivables pursuant these agreements, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the margin rate may have an approximate $2.2 million and $5.7 million negative impact on our earnings or cash flows during the three months and nine months ended September 30, 2018, respectively.  The charge related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations.

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

During the quarter ended September 30, 2018, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to the Company’s purchases of its common stock for the third quarter of 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (2)

July 1 – 31, 2018	19,390	$47.96	19,390	$16,966,810
August 1 – 31, 2018	9,821	48.21	9,821	16,493,333
September 1–30, 2018	7,800	49.64	7,800	16,106,139
Total	37,011	$48.38	37,011	$16,106,139

(1)	All shares were purchased through the publicly announced stock repurchase programs in open-market transactions.

(2)
During 2017, our Board of Directors authorized the purchase of up to $30 million of our common stock under stock repurchase programs.  Under these programs, during the year ended December 31, 2017 and nine months ended September 30, 2018, we repurchased 539,760 and 112,307 shares of our common stock, respectively, at a total cost of $24.8 million and $5.2 million, respectively, thereby completing the 2017 Board of Directors’ authorizations.

In May 2018, our Board of Directors authorized the purchase of up to an additional $20 million of our common stock under a new stock repurchase program.  Stock will be purchased from time to time, in the open market or through private transactions, as market conditions warrant.  Under this program, during the three months and nine months ended September 30, 2018, we repurchased 37,011 and 82,975 shares of our common stock, respectively, at a total cost of $1.8 million and $3.9 million, respectively.  As of September 30, 2018, there was approximately $16.1 million available for future stock purchases under the program.  During the period from October 1, 2018 through October 26, 2018, we repurchased an additional 118,509 shares of our common stock under the program at a total cost of $5.4 million, thereby reducing the amount available for future stock repurchases under the Board of Directors authorization to $10.7 million.

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

STANDARD MOTOR PRODUCTS, INC.
(Registrant)

Date: October 30, 2018	/s/ James J. Burke
James J. Burke
Executive Vice President Finance,
Chief Financial Officer
(Principal Financial and
Accounting Officer)