Form 10-K
period 2018-12-31
STANDARD MOTOR PRODUCTS, INC.
filed 2019-02-20
CIK 93389

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10‑K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
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
Yes ☑      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting common stock based on the closing price on the New York Stock Exchange on June 30, 2018 (the last business day of registrant’s most recently completed second fiscal quarter) of $48.34 per share held by non-affiliates of the registrant was $970,447,467.  For purposes of the foregoing calculation only, all directors and officers have been deemed to be affiliates, but the registrant disclaims that any of such are affiliates.

As of February 15, 2019, there were 22,434,727 outstanding shares of the registrant’s common stock, par value $2.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report is incorporated herein by reference from the registrant’s definitive proxy statement relating to its annual meeting of stockholders to be held on May 16, 2019.

STANDARD MOTOR PRODUCTS, INC.

Index
PART I

In this Annual Report on Form 10-K, “Standard Motor Products,” “we,” “us,” “our” and the “Company” refer to Standard Motor Products, Inc. and its subsidiaries, unless the context requires otherwise. This Report, including the documents incorporated herein by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements in this Report are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects,” “strategies” and similar expressions. These statements represent our expectations based on current information and assumptions and are inherently subject to risks and uncertainties.  Our actual results could differ materially from those which are anticipated or projected as a result of certain risks and uncertainties, including, but not limited to, changes in business relationships with our major customers and in the timing, size and continuation of our customers’ programs; changes in our receivables factoring arrangements, such as changes in terms, termination of contracts and/or the impact of rising interest rates; the ability of our customers to achieve their projected sales; competitive product and pricing pressures; increases in production or material costs, including procurement costs resulting from higher tariffs, that cannot be recouped in product pricing; the performance of the aftermarket, heavy duty, industrial equipment and original equipment markets; changes in the product mix and distribution channel mix; economic and market conditions; successful integration of acquired businesses; our ability to achieve benefits from our cost savings initiatives; product liability and environmental matters (including, without limitation, those related to asbestos-related contingent liabilities and remediation costs at certain properties); as well as other risks and uncertainties, such as those described under Risk Factors, Quantitative and Qualitative Disclosures About Market Risk and those detailed herein and from time to time in the filings of the Company with the SEC. Forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. In addition, historical information should not be considered as an indicator of future performance.

ITEM 1.	BUSINESS

Overview

We are a leading independent manufacturer and distributor of premium replacement parts for the engine management and temperature control systems of motor vehicles in the automotive aftermarket industry with a complementary focus on heavy duty, industrial equipment and the original equipment market.

We are organized into two operating segments.  Each segment focuses on providing our customers with full-line coverage of premium engine management or temperature control products, and a full suite of complimentary services that are tailored to our customers’ business needs and driving end-user demand for our products.  We sell our products primarily to automotive aftermarket retailers, program distribution groups, warehouse distributors, original equipment manufacturers and original equipment service part operations in the United States, Canada, Mexico, Europe, Asia and other Latin American countries.

Our Culture

Our Company was founded on the values of ethics, integrity, common decency and respect for others.  These values are embodied in our Code of Ethics, which has been adopted by the Board of Directors of the Company to serve as a statement of principles to guide our decision-making and reinforce our commitment to these values in all aspects of our business.  We believe that our commitment to our Company, our employees and the communities within which we operate has led to high employee satisfaction and low employee turnover, and our commitment to our customers, suppliers and business parties has resulted in high customer satisfaction, as evidenced by the customer awards that we routinely win, and decades-long customer relationships.  We also seek ways to positively contribute to our local communities by operating our facilities with conservation in mind, holding charitable drives, and being a good neighbor.

The Automotive Aftermarket

The automotive aftermarket industry is comprised of a large number of diverse manufacturers varying in product specialization and size.  In addition to manufacturing, aftermarket companies must allocate resources towards an efficient distribution process in order to maintain the flexibility and responsiveness on which their customers depend.  Aftermarket manufacturers must be efficient producers of small lot sizes, and must distribute, with rapid turnaround times, products for nearly all domestic and import vehicles on the road today.

The automotive aftermarket replacement parts business differs substantially from the OEM parts business.  Unlike the OEM parts business that primarily follows trends in new car production, the automotive aftermarket replacement parts business primarily tends to follow different trends, such as:

•	the number of vehicles on the road;

Index
•	the average age of vehicles on the road; and

•	the total number of miles driven per year.

Our Business Strategy

Our mission is to be the best-in-class, full-line, full-service supplier of premium engine management and temperature control products.

The key elements of our strategy are as follows:

•
Maintain Our Strong Competitive Position in our Engine Management and Temperature Control Businesses.  We are a leading independent manufacturer and distributor serving North America and other geographic areas in our core businesses of Engine Management and Temperature Control.  We believe that our success is attributable to our emphasis on product quality, the breadth and depth of our product lines for both domestic and import vehicles, and our reputation for outstanding value-added services.

To maintain our strong competitive position, we remain committed to the following:

•	providing our customers with full-line coverage of high quality engine management and temperature control products, supported by the highest level of value-added services;

•	continuing to maximize our production, supply chain and distribution efficiencies;

•	continuing to improve our cost position through increased global sourcing, increased manufacturing at our low-cost plants, and strategic transactions with manufacturers in low-cost regions; and

•	focusing on our engineering development efforts including a focus on bringing more product manufacturing in-house.

•
Provide Superior Value-Added Services and Product Availability.  Our goal is to increase sales to existing and new customers by leveraging our skills in rapidly filling orders, maintaining high levels of product availability and offering a product portfolio that provides comprehensive coverage for all vehicle applications.  In addition, our marketing support provides insightful customer category management, technical support and award-winning programs, and our technically skilled sales personnel provide our customers with product selection, assortment and application support, and technical training on diagnosing and repairing vehicles equipped with complex systems related to our products.

•
Expand Our Product Lines.  We intend to increase our sales by continuing to develop internally, or through potential acquisitions, the range of engine management and temperature control products that we offer to our customers.  We are committed to investing the resources necessary to maintain and expand our technical capability to manufacture product lines that incorporate the latest technologies, including product lines relating to safety, advanced driver assistance and collision avoidance systems.

•
Broaden Our Customer Base.  Our goal is to increase our customer base by (a) leveraging our manufacturing capabilities to secure additional business globally with original equipment vehicle and equipment manufacturers and their service part operations, as well as our existing customer base of large retailers, program distribution groups, warehouse distributors, other manufacturers and export customers, and (b) supporting the service part operations of vehicle and equipment manufacturers with value-added services and product support for the life of the part.

•
Improve Operating Efficiency and Cost Position.  Our management places significant emphasis on improving our financial performance by achieving operating efficiencies and improving asset utilization, while maintaining product quality and high customer order fill rates.

Index
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

•
Cash Utilization.  We intend to apply any excess cash flow from operations and the management of working capital primarily to reduce our outstanding indebtedness, pay dividends to our shareholders, expand our product lines by investing in new tooling and equipment, grow revenues through potential acquisitions and repurchase shares of our common stock.

Our Products & Services

Engine Management Segment

Our Engine Management Segment manufactures and distributes a full line of critical components for the ignition, electrical, emissions, fuel and safety-related systems of motor vehicles.  Key product categories within our engine management portfolio include: electronic ignition control modules, fuel injectors, including diesel injectors and pumps (new and remanufactured), ignition wires, coils, switches, relays, EGR valves, distributor caps and rotors, various sensors primarily measuring temperature, pressure and position in numerous vehicle systems (such as camshaft and crankshaft position, fuel pressure, vehicle speed and mass airflow sensors), electronic throttle bodies, keyless entry transmitters, safety-related components, such as anti-lock brake (ABS) sensors, tire pressure monitoring (TPMS) sensors and park assist sensors, in addition to many other engine management components.

We continuously look to expand our product offering to provide our customers with full-line coverage.  We have more recently expanded our offering by adding late-model coverage for existing product categories, and new product categories in response to new and evolving vehicle technologies, including VVT solenoids and sprockets, diesel injectors, pumps and components, turbochargers, evaporation emission control system components, exhaust gas temperature sensors, active grill shutters, battery current sensors, third brake lights, and Advanced Driver Assistance Systems (ADAS) components, including blind spot detection sensors, cruise control distance sensors, lane departure sensor cameras and park assist backup cameras.

Ignition, Emission Control, Fuel & Safety Related System Products.  Replacement parts for ignition, emission, fuel and safety related systems accounted for approximately $648.3 million, or 59%, of our consolidated net sales in 2018, approximately $657.3 million, or 59%, of our consolidated net sales in 2017, and approximately $616.5 million, or 58%, of our consolidated net sales in 2016.

Index
Wire & Cable Products.  Wire and cable parts accounted for approximately $155.2 million, or 14%, of our consolidated net sales in 2018, approximately $172.1 million, or 15%, of our consolidated net sales in 2017, and approximately $149 million, or 14%, of our consolidated net sales in 2016.  These products include ignition (spark plug) wire sets, battery cables, pigtails, sockets and a wide range of electrical wire, terminals, connectors and tools for servicing an automobile’s electrical system.

In May 2016, we acquired the North American automotive ignition wire business of General Cable Corporation (“General Cable”).  The acquisition included General Cable’s automotive ignition wire business in the United States, Canada and Mexico.  For additional information regarding our integration efforts related to the acquisition, refer to the information set forth under the caption “Integration Costs” appearing in Note 5 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

Computer-Controlled Technology.  Nearly all new vehicles are factory‑equipped with computer‑controlled engine management systems that monitor and control ignition, emissions, fuel economy, transmission and many other automotive systems.  The on‑board computers monitor inputs from many types of sensors located throughout the vehicle, and control a myriad of valves, solenoids, coils, switches and motors to manage engine and vehicle performance.  Computer-controlled engine management systems enable the engine to operate with improved fuel efficiency and reduced levels of emissions.  Our sales of sensors, valves, solenoids and related parts have increased as automobile manufacturers equip their cars with more complex engine management systems.

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

Safety, Driver Assistance and Collision Avoidance Systems. An increasing number of new vehicles are factory-equipped with government-mandated safety devices, such as anti-lock braking systems and air bags. As these systems mature, requiring servicing and repair, we anticipate increased sales opportunities for many of our products such as ABS sensors, TPMS sensors and traction control products.  Newer automotive systems include Advanced Driver Assistance Systems and Collision Avoidance Systems to alert the driver to potential problems, or to avoid collisions by implementing safeguards.  Many of these systems use on-board computers to monitor inputs from sensing devices located throughout the vehicle.  As the use and complexity of these systems continue to develop and proliferate, we expect to identify and benefit from new sales opportunities within this category.

Temperature Control Segment

Our Temperature Control Segment manufactures and distributes a full line of critical components for the temperature control (air conditioning and heating) systems, engine cooling systems, power window accessories and windshield washer systems of motor vehicles.  Key product categories within our temperature control portfolio include: air conditioning compressors (new and remanufactured), air conditioning compressor repair kits, clutch assemblies, blower and radiator fan motors, filter dryers, evaporators, accumulators, hose assemblies, thermal expansion devices, heater valves, heater cores, A/C service tools and chemicals, fan assemblies, fan clutches, oil coolers, window lift motors, window regulators and assemblies, and windshield washer pumps.

We continuously look to improve our cost position through strategic transactions with manufacturers in low cost regions.  In November 2017, we formed another joint venture with Foshan Guangdong Automotive Air Conditioning Co., Ltd., a China-based manufacturer of air conditioning compressors for the automotive aftermarket and the Chinese OE market.  In April 2014, we formed a joint venture with Gwo Yng Enterprise Co., Ltd., a China-based manufacturer of air conditioning accumulators, filter driers, hose assemblies, and switches.  We believe that these transactions will enhance our position as a basic low-cost manufacturer and a leading supplier of temperature control parts to the aftermarket, as well as provide us with an opportunity for growth in the China market.

Index
Compressors.  Compressors accounted for approximately $148.4 million, or 14%, of our consolidated net sales in 2018, approximately $148.4 million, or 13%, of our consolidated net sales in 2017, and approximately $148.6 million, or 14%, of our consolidated net sales in 2016.

Other Climate Control Parts.  Other climate control parts accounted for approximately $130 million, or 12%, of our consolidated net sales in 2018, approximately $130.8 million, or 12%, of our consolidated net sales in 2017, and approximately $135.1 million, or 13%, of our consolidated net sales in 2016.

Financial Information about our Operating Segments

For additional information related to our operating segments, and the disaggregation of operating segment net sales by geographic area, major product group and major sales channel, see Note 22 “Industry Segment and Geographic Data” and Note 2 “Net Sales”, respectively, of the Notes to Consolidated Financial Statements in Item 8 of this Report.

Our Brands

We believe that our brands are an important component of our value proposition, and serve to distinguish our premium engine management and temperature control products from those of our competitors.  We market and distribute our products under our own brands, such as:

Engine Management Products

Temperature Control Products

We also distribute our products to customers for resale under private labels and the following co-labels:

Engine Management

Index
We have also developed our product offering and brand strategies to support our customers’ initiatives to market a tiered product assortment designed to satisfy end-user preferences for quality and value.  We believe that this alignment makes us an invaluable business partner to our customers.

Our Customers

We sell our products primarily to:

•
Automotive aftermarket retailers, such as O’Reilly Automotive, Inc. (“O’Reilly”), Advance Auto Parts, Inc. (operating under the trade names Advance Auto Parts, Autopart International, Carquest and Worldpac) (“Advance”), AutoZone, Inc. (“AutoZone”), and Canadian Tire Corporation, Limited.

•
Automotive aftermarket distributors, including warehouse distributors and program distribution groups, such as Genuine Parts Co. and National Automotive Parts Association (“NAPA”), Auto Value and All Pro/Bumper to Bumper (Aftermarket Auto Parts Alliance, Inc.), Automotive Distribution Network LLC, The National Pronto Association (“Pronto”), Federated Auto Parts Distributors, Inc. (“Federated”), Pronto and Federated’s affiliate, the Automotive Parts Services Group or The Group, and Icahn Automotive Group LLC (doing business as Pep Boys, Auto Plus, AAMCO and Precision Tune Auto Care).

•
Original equipment manufacturers and original equipment service part operations, such as General Motors Co., FCA US LLC (formerly known as Chrysler Group LLC), Ford Motor Co., Woodward, Inc. and Red Dot Corporation.

Our five largest individual customers accounted for approximately 70% of our consolidated net sales in 2018, 2017 and 2016.  During 2018, O’Reilly, NAPA, Advance, and AutoZone accounted for 22%, 17%, 16% and 11% of our consolidated net sales, respectively.  Net sales from each of these customers were reported in both our Engine Management and Temperature Control Segments.

Competition

We compete primarily on the basis of product quality, product availability, value-added services, product coverage, order turn‑around time, order fill rate, technical support and price.  We believe we differentiate ourselves from our competitors primarily through:

•	a value‑added, knowledgeable sales force;

•	extensive product coverage in conjunction with market leading brands;

•	rigorous product qualification standards to ensure that our parts meet or exceed exacting performance specifications;

•	sophisticated parts cataloguing systems, including catalogues available online through our website and our mobile application;

•	inventory levels and logistical systems sufficient to meet the rapid delivery requirements of customers;

•	breadth of manufacturing capabilities; and

•	award-winning marketing programs, sales support and technical training.

We are one of the leading independent manufacturers and distributors serving North America and other geographic areas in our core businesses of Engine Management and Temperature Control.  In the Engine Management Segment, we compete with: ACDelco, Delphi Technologies PLC, Denso Corporation, Continental AG, Hitachi, Ltd., Motorcraft, Robert Bosch GmbH, Visteon Corporation, NGK Spark Plug Co., Ltd., Dorman Products, Inc. and several privately-owned companies primarily importing products from Asia.  In the Temperature Control Segment, we compete with: ACDelco, MAHLE GmbH, Behr Hella Service GmbH, Denso Corporation, Motorcraft, Sanden International, Inc., Continental AG, and several privately-owned companies.

Index
The automotive aftermarket is highly competitive, and we face substantial competition in all markets that we serve.  Our success in the marketplace depends on our ability execute the key elements of our business strategy discussed above.  Some of our competitors may have greater financial, marketing and other resources than we do.  In addition, we face competition from automobile manufacturers who supply many of the replacement parts sold by us, although these manufacturers generally supply parts only for cars they produce through OE dealerships.

Sales and Distribution

In the aftermarket channel, we sell our products to warehouse distributors and retailers.  Our customers buy directly from us and sell directly to jobber stores, professional technicians and to “do-it-yourselfers” who perform automotive repairs on their personal vehicles.  In recent years, warehouse distributors have consolidated with other distributors, and an increasing number of distributors own their jobber stores or sell down channel to professional technicians.  Retailers are also consolidating with other retailers and have begun to increase their efforts to sell to professional technicians adding additional competition in the “do-it-for-me,” or the professional technician segment of our industry.  As automotive parts and systems become more complex, “do-it-yourselfers” are less likely to service their own vehicles and may become more reliant on professional technicians.

In the original equipment and original equipment service channel, we sell our products to original equipment manufacturers (“OEMs”) for use in the production of vehicles or for distribution within their distribution network to independent dealerships and service dealer technicians.  In addition to new car sales, automotive dealerships sell parts and service vehicles.  We also sell our products to Tier 1 suppliers of OEMs.

We sell our products primarily in the United States, with additional sales in Canada, Mexico, Europe, Asia and other Latin American countries.  Our sales are substantially denominated in U.S. dollars.  For information on revenues and long-lived assets by geographic area, see Note 22 “Industry Segment and Geographic Data” of the Notes to Consolidated Financial Statements in Item 8 of this report.

Our sales force is structured to meet the needs of our customers across the distribution channel, allowing us to provide value-added services that we believe are unmatched by our competitors.  We also believe that our sales force is the premier direct sales force for our product lines due to our concentration of highly‑qualified, well‑trained sales personnel.  We focus our recruitment efforts on candidates who have technical backgrounds as well as strong sales experience, and we provide our sales personnel extensive instruction and continuing education at our training facility in Irving, Texas, which allows our sales force to stay current on troubleshooting and repair techniques.  The continuing education courses along with monthly supplemental web-based training are an integral part of our sales force development strategy.

Our customers have come to depend on our sales personnel as a reliable source for technical information and to assist with sales to their customers (e.g., jobber stores and professional technicians).  In this manner, we direct a significant portion of our sales efforts to our customers’ customers to generate demand for our products, and we believe that the structure of our sales force facilitates these efforts by enabling us to implement our sales and marketing programs uniformly throughout the distribution channel.  One of the ways we generate this demand is by offering in-person training seminars on 30 different topics, which teach approximately 60,000 technicians annually how to diagnose and repair vehicles equipped with complex systems related to our products.  We also offer on-demand training webinars online on 144 different topics.  Approximately 14,000 technicians were registered to participate in such sessions in 2018.

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

Index
Seasonality

Historically, our operating results have fluctuated by quarter, with the greatest sales occurring in the second and third quarters of the year and revenues generally being recognized at the time of shipment.  It is in these quarters that demand for our products is typically the highest, specifically in the Temperature Control Segment of our business.  In addition to this seasonality, the demand for our temperature control products during the second and third quarters of the year may vary significantly with the summer weather and customer inventories.  For example, a warm summer, as we experienced in 2018, may increase the demand for our temperature control products, while a mild summer, as we experienced in 2017, may lessen such demand.  As a result of this seasonality and variability in demand of our temperature control products, our working capital requirements typically peak near the end of the second quarter, as the inventory build‑up of air conditioning products is converted to sales and payments on the receivables associated with such sales have yet to be received.  During this period, our working capital requirements are typically funded by borrowing from our revolving credit facility.

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

Index
Suppliers

We source materials through a global network of suppliers to ensure a consistent, high quality and low cost supply of materials and key components for our product lines.  We are not dependent on any single commodity.

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

We believe there is an adequate supply of primary raw materials and cores; however, there can be no assurance over the long term that the availability of materials and components or increases in commodity prices will not materially affect our business or results of operations.

Employees

As of December 31, 2018, we employed approximately 4,400 people, with 1,800 people in the United States and 2,600 people in Mexico, Canada, Poland, the U.K., Hong Kong and Taiwan.  Of the 4,400 people employed, approximately 2,600 people are production employees.  We operate primarily in non‑union facilities and have binding labor agreements with employees at other unionized facilities.  We have approximately 77 production employees in Edwardsville, Kansas who are covered by a contract with The International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) that expires in April 2019.  We expect to renew this agreement with the UAW upon mutually agreeable terms.  We also have approximately 1,500 employees in Mexico who are covered under union agreements negotiated at various intervals.

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

Our five largest individual customers accounted for approximately 70% of our consolidated net sales in 2018, 2017 and 2016.  During 2018, O’Reilly, NAPA, Advance, and AutoZone accounted for 22%, 17%, 16% and 11% of our consolidated net sales, respectively.  The loss of one or more of these customers or, a significant reduction in purchases of our products from any one of them, could have a materially adverse impact on our business, financial condition and results of operations. In addition, any consolidation among our key customers may further increase our customer concentration risk.

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

The automotive aftermarket industry is highly competitive, and our success depends on our ability to compete with domestic and international suppliers of automotive aftermarket products. In the Engine Management Segment, we compete with: ACDelco, Delphi Technologies PLC, Denso Corporation, Continental AG, Hitachi, Ltd., Motorcraft, Robert Bosch GmbH, Visteon Corporation, NGK Spark Plug Co., LTD., Dorman Products, Inc. and several privately-owned companies primarily importing products from Asia.   In the Temperature Control Segment, we compete with: ACDelco, MAHLE GmbH, Behr Hella Service GmbH, Denso Corporation, Motorcraft, Sanden International, Inc., Continental AG, and several privately-owned companies.  In addition, automobile manufacturers supply many of the replacement parts we sell.

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

Historically, our operating results have fluctuated by quarter, with the greatest sales occurring in the second and third quarters of the year and with revenues generally being recognized at the time of shipment.  It is in these quarters that demand for our products is typically the highest, specifically in the Temperature Control Segment of our business. In addition to this seasonality, the demand for our Temperature Control products during the second and third quarters of the year may vary significantly with the summer weather and customer inventories.  For example, a warm summer, as we experienced in 2018, may increase the demand for our temperature control products, while a mild summer, as we experienced in 2017, may lessen such demand.  As a result of this seasonality and variability in demand of our Temperature Control products, our working capital requirements peak near the end of the second quarter, as the inventory build-up of air conditioning products is converted to sales and payments on the receivables associated with such sales have yet to be received.  During this period, our working capital requirements are typically funded by borrowing from our revolving credit facility.

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

In 1986, we acquired a brake business, which we subsequently sold in March 1998. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed after September 2001.  Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001, and the amounts paid for settlements, awards of asbestos-related damages, and defense of such claims.  We do not have insurance coverage for the indemnity and defense costs associated with the claims we face.

At December 31, 2018, approximately 1,430 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through December 31, 2018, the amounts paid for settled claims are approximately $25.6 million.  A substantial increase in the number of new claims or increased settlement payments or awards of asbestos-related damages could have a material adverse effect on our business, financial condition and results of operations.

In accordance with our policy of performing an annual actuarial evaluation in the third quarter of each year, and whenever events or changes in circumstances indicate that additional provisions may be necessary, an actuarial study were performed as of August 31, 2018, which was revised to reflect events occurring through November 20, 2018.  Based upon the actuarial studies performed, in 2018, we increased our asbestos liability to $46.7 million, the low end of the range and recorded an incremental pre-tax provision of $13.6 million in earnings (loss) from discontinued operations in the accompanying statement of operations. The results of the revised study included an estimate of our undiscounted liability for settlement payments and awards of asbestos-related damages, excluding legal costs, ranging from $46.7 million to $83.9 million for the period through 2061.  Future legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operations in the accompanying statement of operations, are estimated, according to the revised study, to range from $45 million to $83.1 million.

Index
Given the uncertainties associated with projecting asbestos-related matters into the future and other factors outside our control, we cannot give any assurance that significant increases in the number of claims filed against us will not occur, that awards of asbestos-related damages or settlement awards will not exceed the amount we have in reserve, or that additional provisions will not be required. Management will continue to monitor the circumstances surrounding these potential liabilities in determining whether additional reserves and provisions may be necessary. We plan on performing an annual actuarial analysis during the third quarter of each year for the foreseeable future, and whenever events or changes in circumstances indicate that additional provisions may be necessary.

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

We expect to realize cost savings as a result of various recently completed initiatives, including the closing of our Grapevine, Texas facility; the closing of our recently acquired wire set assembly operation in Nogales, Mexico; the closing of our Orlando, Florida facility; and moving some U.S. production to other facilities, both domestically and to our facilities in Mexico and Poland.  Due to factors outside our control, we may not be able to achieve the level of benefits that we expect to realize in these initiatives, or we may not be able to realize these benefits within the time frames we currently expect.  Our ability to achieve any anticipated cost savings could be affected by a number of factors such as changes in the amount, timing and character of charges related to such initiatives, or a substantial delay in the completion of such initiatives.  Failure to achieve the benefits of our cost saving initiatives could have a material adverse effect on us.  Our cost savings is also predicated upon maintaining our sales levels.

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

We have an existing revolving bank credit facility of $250 million with JPMorgan Chase Bank, N.A., as agent, and a syndicate of lenders, which we refer to throughout this Report as our revolving credit facility.  As of December 31, 2018, our total outstanding indebtedness was $49.2 million, of which amount $43.7 million of outstanding indebtedness and approximately $203.1 million of availability was attributable to this revolving credit facility.  Any significant increase in our indebtedness could increase our vulnerability to general adverse economic and industry conditions and limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

Index
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

We have manufacturing and distribution facilities in many countries, including Canada, Poland, Mexico and China, and increasing our manufacturing footprint in low cost regions is an important element of our strategy.  There are a number of risks associated with doing business internationally, including: (a) exposure to local economic and political conditions; (b) social unrest such as risks of terrorism or other hostilities; (c) currency exchange rate fluctuations and currency controls; (d) the effect of potential changes in U.S. trade policy and international trade agreements; and (e) the potential for shortages of trained labor.

Index
In particular, there has been social unrest in Mexico and any increased violence in or around our manufacturing facilities in Mexico could impact our business by disrupting our supply chain, the delivery of products to customers, and the reluctance of our customers to visit our Mexico facilities.  In addition, the increased violence in or around our manufacturing facilities in Mexico could present several risks to our employees who may be directly affected by the violence and may result in a decision by them to relocate from the area, or make it difficult for us to recruit or retain talented employees at our Mexico facilities.

Furthermore, changes in U.S. trade policy, particularly as it relates to China, have resulted in the assessment of increased tariffs on goods that we import into the United States, and have caused uncertainty about the future of free trade generally.  We benefit from current free trade agreements, such as the North American Free Trade Agreement (NAFTA) and its anticipated successor agreement, the U.S.-Mexico-Canada Agreement (USMCA).  The repeal or modification of NAFTA or the USMCA or further increases to tariffs on goods imported into the United States could increase our costs to source materials, component parts and finished goods from other countries.  The likelihood of such occurrences and their potential effect on us is unpredictable and may vary from country to country. Any such occurrences could be harmful to our business and our financial results.

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

In August 2012, the SEC adopted rules requiring us to provide disclosure regarding the use of specified minerals, known as conflict minerals, which are mined from the Democratic Republic of the Congo and adjoining countries.  The rules require us to engage in ongoing due diligence efforts, and to disclose the results of our efforts in May of each year.  The rules could affect the sourcing and availability of such minerals, or cause us to suffer reputational harm if we determine that certain of our products contain minerals not determined to be conflict-free and/or we are unable to alter our products or sources of supply to avoid such materials.  We may also face difficulties in satisfying customers who may require that our products be certified as having conflict-free minerals, which could place us at a competitive disadvantage if we are unable to do so and lead to a loss of revenue.

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

The nature of our operations exposes us to the risk of claims with respect to such matters, and we can give no assurance that violations of such laws have not occurred or will not occur or that material costs or liabilities will not be incurred in connection with such claims.  We are currently monitoring our environmental remediation efforts at one of our facilities and our reserve balance related to the environmental clean-up at this facility is $1.6 million at December 31, 2018.  The environmental testing and any remediation costs at such facility may be covered by several insurance policies, although we can give no assurance that our insurance will cover any environmental remediation claims.  We also maintain insurance to cover our existing U.S. and Canadian facilities. We can give no assurance that the future cost of compliance with existing environmental laws and the liability for known environmental claims pursuant to such environmental laws will not give rise to additional significant expenditures or liabilities that would be material to us. In addition, future events, such as new information, changes in existing environmental laws or their interpretation, and more vigorous enforcement policies of federal, state or local regulatory agencies, may have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

Index
ITEM 2.	PROPERTIES

We maintain our executive offices in Long Island City, New York. The table below describes our principal facilities as of December 31, 2018.

Location	State or Country	Principal Business Activity	Approx. Square Feet	Owned or Expiration Date of Lease

		Engine Management

Ft. Lauderdale	FL	Distribution	23,300	Owned
Ft. Lauderdale	FL	Distribution	30,000	Owned
Mishawaka	IN	Manufacturing	153,100	Owned
Edwardsville	KS	Distribution	363,500	Owned
Independence	KS	Manufacturing	337,400	Owned
Long Island City	NY	Administration	75,800	2023
Greenville	SC	Manufacturing	184,500	Owned
Disputanta	VA	Distribution	411,000	Owned
Reynosa	Mexico	Manufacturing	175,000	2025
Reynosa	Mexico	Manufacturing	153,000	2023
Bialystok	Poland	Manufacturing	108,400	2022

		Temperature Control

Lewisville	TX	Administration and Distribution	415,000	2024
St. Thomas	Canada	Manufacturing	40,000	Owned
Reynosa	Mexico	Manufacturing	82,000	2019
Reynosa	Mexico	Manufacturing	118,000	2021

		Other

Mississauga	Canada	Administration and Distribution	82,400	2023
Irving	TX	Training Center	13,400	2021

Index
ITEM 3.	LEGAL PROCEEDINGS

The information required by this Item is incorporated herein by reference to the information set forth in Item 8, “Financial Statements and Supplementary Data” of this Report under the captions “Asbestos” and “Other Litigation” appearing in Note 23, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades publicly on the New York Stock Exchange (“NYSE”) under the trading symbol “SMP.”  The last reported sale price of our common stock on the NYSE on February 15, 2019 was $49.21 per share.  As of February 15, 2019, there were 464 holders of record of our common stock.

Dividends are declared and paid on the common stock at the discretion of our Board of Directors (the “Board”) and depend on our profitability, financial condition, capital needs, future prospects, and other factors deemed relevant by our Board.  Our revolving credit facility permits dividends and distributions by us provided specific conditions are met.  For information related to our revolving credit facility, see Note 12, “Credit Facilities and Long-Term Debt,” of the Notes to Consolidated Financial Statements in Item 8 of this Report.

There have been no unregistered offerings of our common stock during the fourth quarter of 2018.

Index
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

For information related to our stock repurchases, see Note 13, “Stockholders’ Equity,” of the Notes to Consolidated Financial Statements in Item 8 of this Report.

The following table provides information relating to the Company’s purchases of its common stock for the fourth quarter of 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (2)

October 1-31, 2018	118,509	$45.30	118,509	$10,738,270
November 1-30, 2018	—	—	—	10,738,270
December 1-31, 2018	—	—	—	10,738,270
Total	118,509	$45.30	118,509	$10,738,270

(1)	All shares were purchased through the publicly announced stock repurchase programs in open market transactions.

(2)
During 2017, our Board of Directors authorized the purchase of up to $30 million of our common stock under stock repurchase programs.  Under these programs, during the years ended December 31, 2017 and December 31, 2018, we repurchased 539,760 and 112,307 shares of our common stock, respectively, at a total cost of $24.8 million and $5.2 million, respectively, thereby completing the 2017 Board of Directors’ authorizations.

In May 2018, our Board of Directors authorized the purchase of up to an additional $20 million of our common stock under a new stock repurchase program.  Stock will be purchased from time to time, in the open market or through private transactions, as market conditions warrant.  Under this program, during the three months and twelve months ended December 31, 2018, we repurchased 118,509 and 201,484 shares of our common stock, respectively, at a total cost of $5.4 million and $9.3 million, respectively.  As of December 31, 2018, there was approximately $10.7 million available for future stock purchases under the program.  During the period from January 1, 2019 through February 15, 2019, we have not repurchased any additional shares of our common stock under the program.

Index
Stock Performance Graph

The following graph compares the five year cumulative total return on the Company’s Common Stock to the total returns on the Standard & Poor’s 500 Stock Index and the S&P 1500 Auto Parts & Equipment Index, which is a combination of automotive parts and equipment companies within the S&P 400, the S&P 500 and the S&P 600.  The graph shows the change in value of a $100 investment in the Company’s Common Stock and each of the above indices on December 31, 2013 and the reinvestment of all dividends. The comparisons in this table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Company’s Common Stock or the referenced indices.

	SMP	S&P 500	S&P 1500 Auto Parts & Equipment Index
2013	100	100	100
2014	105	114	104
2015	106	115	97
2016	152	129	102
2017	130	157	134
2018	143	150	92

* Source: S&P Capital IQ

Index
ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the five years ended December 31, 2018.  This selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes thereto included elsewhere in this Form 10-K.  Certain prior period amounts have been reclassified to conform to the 2018 presentation.

	Year Ended December 31,
	2018	2017	2016	2015	2014
		(Dollars in thousands)
Statement of Operations Data:

Net sales	$1,092,051	$1,116,143	$1,058,482	$971,975	$980,392
Gross profit	312,787	326,656	322,487	280,988	289,630
Litigation charge (1)	—	—	—	—	10,650
Operating income (2)	81,268	97,521	98,789	79,764	85,062
Earnings from continuing operations (3)	56,854	43,630	62,412	48,120	52,899
Loss from discontinued operations, net of income tax benefit	(13,851)	(5,654)	(1,982)	(2,102)	(9,870)
Net earnings (3) (4)	43,003	37,976	60,430	46,018	43,029

Per Share Data:

Earnings from continuing operations (3):
Basic	$2.53	$1.92	$2.75	$2.11	$2.31
Diluted	2.48	1.88	2.70	2.08	2.28
Earnings per common share (3) (4):
Basic	1.91	1.67	2.66	2.02	1.88
Diluted	1.88	1.64	2.62	1.99	1.85
Cash dividends per common share	0.84	0.76	0.68	0.60	0.52

Other Data:

Depreciation and amortization	$24,104	$23,916	$20,457	$17,637	$17,295
Capital expenditures	20,141	24,442	20,921	18,047	13,904
Dividends	18,854	17,287	15,447	13,697	11,905

Cash Flows Provided By (Used In):

Operating activities	$70,258	$64,617	$97,805	$65,171	$46,987
Investing activities	(29,886)	(31,228)	(88,018)	(18,011)	(51,200)
Financing activities	(46,121)	(35,944)	(7,756)	(41,155)	15,316

Balance Sheet Data (at period end):

Cash and cash equivalents	$11,138	$17,323	$19,796	$18,800	$13,728
Working capital	233,638	210,194	190,380	195,198	178,670
Total assets	843,132	787,567	768,697	681,064	673,551
Total debt	49,219	61,778	54,975	47,505	56,816
Long‑term debt (excluding current portion)	153	79	120	62	83
Stockholders’ equity	467,201	453,654	441,028	391,979	374,153

Index
Notes to Selected Financial Data

(1)
During 2014, we recorded a $10.6 million litigation charge in connection with a settlement agreement in a legal proceeding with a third party.  The settlement amount was funded from cash on hand and available credit under our revolving credit facility.

(2)
On January 1, 2018, we adopted ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  Pursuant to the adoption, net periodic benefit cost (credit) for the years ended December 31, 2017, 2016, 2015 and 2014 has been reclassified from selling, general and administrative expenses to other non-operating income (expense), net. See Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Item 8 of this Report for additional information.

(3)
During 2017, we recorded an increase of $17.5 million to the provision for income taxes resulting from the remeasurement of our deferred tax assets, and the tax on deemed repatriated earnings of our foreign subsidiaries as a result of the enactment of the Tax Cuts and Jobs Act.

(4)
We recorded an after tax charge of $13.9 million, $5.7 million, $2 million, $2.1 million, and $9.9 million as loss from discontinued operations to account for legal expenses and potential costs associated with our asbestos‑related liability for the years ended December 31, 2018, 2017, 2016, 2015 and 2014, respectively.  Such costs were also separately disclosed in the operating activity section of the consolidated statements of cash flows for those same years.

Index
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto. This discussion summarizes the significant factors affecting our results of operations and the financial condition of our business during each of the fiscal years in the three-year period ended December 31, 2018.

Overview

We are a leading independent manufacturer and distributor of premium replacement parts for the engine management and temperature control systems of motor vehicles in the automotive aftermarket industry with a complementary focus on heavy duty, industrial equipment and the original equipment market.

We are organized into two operating segments.  Each segment focuses on providing our customers with full-line coverage of premium engine management or temperature control products, and a full suite of complimentary services that are tailored to our customers’ business needs and driving end-user demand for our products.  We sell our products primarily to automotive aftermarket retailers, program distribution groups, warehouse distributors, original equipment manufacturers and original equipment service part operations in the United States, Canada, Mexico, Europe, Asia and other Latin American countries.

Our Business Strategy

Our mission is to be the best-in-class, full-line, full-service supplier of premium engine management and temperature control products.

The key elements of our strategy are as follows:

•
Maintain Our Strong Competitive Position in our Engine Management and Temperature Control Businesses.  We are a leading independent manufacturer and distributor serving North America and other geographic areas in our core businesses of Engine Management and Temperature Control.  We believe that our success is attributable to our emphasis on product quality, the breadth and depth of our product lines for both domestic and import vehicles, and our reputation for outstanding value-added services.

To maintain our strong competitive position, we remain committed to the following:

•	providing our customers with full-line coverage of high quality engine management and temperature control products, supported by the highest level of value-added services;

•	continuing to maximize our production, supply chain and distribution efficiencies;

•	continuing to improve our cost position through increased global sourcing, increased manufacturing at our low-cost plants, and strategic transactions with manufacturers in low-cost regions; and

•	focusing on our engineering development efforts including a focus on bringing more product manufacturing in-house.

•
Provide Superior Value-Added Services and Product Availability.  Our goal is to increase sales to existing and new customers by leveraging our skills in rapidly filling orders, maintaining high levels of product availability and offering a product portfolio that provides comprehensive coverage for all vehicle applications.  In addition, our marketing support provides insightful customer category management, technical support and award-winning programs, and our technically skilled sales personnel provide our customers with product selection, assortment and application support, and technical training on diagnosing and repairing vehicles equipped with complex systems related to our products.

Index
•
Expand Our Product Lines.  We intend to increase our sales by continuing to develop internally, or through potential acquisitions, the range of engine management and temperature control products that we offer to our customers.  We are committed to investing the resources necessary to maintain and expand our technical capability to manufacture product lines that incorporate the latest technologies, including product lines relating to safety, advanced driver assistance and collision avoidance systems.

•
Broaden Our Customer Base.  Our goal is to increase our customer base by (a) leveraging our manufacturing capabilities to secure additional business globally with original equipment vehicle and equipment manufacturers and their service part operations, as well as our existing customer base of large retailers, program distribution groups, warehouse distributors, other manufacturers and export customers, and (b) supporting the service part operations of vehicle and equipment manufacturers with value-added services and product support for the life of the part.

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

•
Cash Utilization.  We intend to apply any excess cash flow from operations and the management of working capital primarily to reduce our outstanding indebtedness, pay dividends to our shareholders, expand our product lines by investing in new tooling and equipment, grow revenues through potential acquisitions and repurchase shares of our common stock.

The Automotive Aftermarket

The automotive aftermarket industry is comprised of a large number of diverse manufacturers varying in product specialization and size.  In addition to manufacturing, aftermarket companies must allocate resources towards an efficient distribution process in order to maintain the flexibility and responsiveness on which their customers depend.  Aftermarket manufacturers must be efficient producers of small lot sizes, and must distribute, with rapid turnaround times, products for nearly all domestic and import vehicles on the road today.

Index
The automotive aftermarket replacement parts business differs substantially from the OEM parts business.  Unlike the OEM parts business that primarily follows trends in new car production, the automotive aftermarket replacement parts business primarily tends to follow different trends, such as:

•	the number of vehicles on the road;

•	the average age of vehicles on the road; and

•	the total number of miles driven per year.

Seasonality.  Historically, our operating results have fluctuated by quarter, with the greatest sales occurring in the second and third quarters of the year and revenues generally being recognized at the time of shipment. It is in these quarters that demand for our products is typically the highest, specifically in the Temperature Control Segment of our business.  In addition to this seasonality, the demand for our Temperature Control products during the second and third quarters of the year may vary significantly with the summer weather and customer inventories.  For example, a warm summer, as we experienced in 2018, may increase the demand for our temperature control products, while a mild summer, as we experienced in 2017, may lessen such demand.  As a result of this seasonality and variability in demand of our Temperature Control products, our working capital requirements typically peak near the end of the second quarter, as the inventory build‑up of air conditioning products is converted to sales and payments on the receivables associated with such sales have yet to be received. During this period, our working capital requirements are typically funded by borrowing from our revolving credit facility.

Inventory Management. We face inventory management issues as a result of overstock returns.  We permit our customers to return new, undamaged products to us within customer-specific limits (which are generally limited to a specified percentage of their annual purchases from us) in the event that they have overstocked their inventories.  In addition, the seasonality of our Temperature Control Segment requires that we increase our inventory during the winter season in preparation of the summer selling season and customers purchasing such inventory have the right to make returns.  We accrue for overstock returns as a percentage of sales after giving consideration to recent returns history.

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

Tax Cuts and Jobs Act

In December 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which included a broad range of tax reform affecting businesses, including the reduction of the federal corporate tax rate from 35% to 21%, changes in the deductibility of certain business expenses, and the manner in which international operations are taxed in the U.S.  Although the majority of the changes resulting from the Act are effective beginning in 2018, U.S. GAAP requires that certain impacts of the Act be recognized in the income tax provision in the period of enactment.  In connection with the enactment of the Act, our income tax provision for 2017 included an increase of $17.5 million, reflecting an increase of $16.1 million for the remeasurement of our net deferred tax assets and an increase in tax of $1.4 million due to the deemed repatriation of earnings of our foreign subsidiaries.

Index
As related to the deemed repatriation of earnings of foreign subsidiaries, the Act includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries.  As a result, all previously unremitted earnings for which no U.S. deferred tax liability had been accrued are now subject to U.S. tax.  In accordance with the guidelines provided in the Act, as of December 31, 2017 we have aggregated our estimated foreign earnings and profits, and utilized participating deductions and available foreign tax credits.  The gross repatriation tax was $2.3 million, which was offset by $0.9 million of foreign tax credits for a net repatriation tax charge of $1.4 million.  The net repatriation tax of $1.4 million was recorded in the fourth quarter of 2017.  During 2018, we refined and updated our calculation of the gross repatriation tax to $2.7 million, which was paid to the U.S. Treasury.  The difference in the refined and updated repatriation tax and what was previously recorded in 2017 was reflected in the 2018 tax provision.  Notwithstanding the U.S. taxation of these amounts, we intend to continue to invest most or all of these earnings indefinitely outside of the U.S., and do not expect to incur any significant additional taxes related to such amounts.  In addition, although we believe that the impact of the Act has been properly reflected in our financial statements, the Internal Revenue Service is continuing to issue new regulations for the various provisions of the Act and, therefore, amounts recorded are subject to change.

See Note 19, “Income Taxes,” of the Notes to Consolidated Financial Statements in Item 8 of this Report for additional information.

Impact of Changes in U.S. Trade Policy

During 2018, changes in U.S. trade policy, particularly as it relates to China, as with much of our industry, have resulted in the assessment of increased tariffs on goods that we import into the United States.  Although our operating results in 2018 have been slightly impacted by the timing of Chinese sourced products, we have taken, and continue to take, several actions to mitigate the impact of the increased tariffs, including but not limited to, price increases to our customers.  We do not anticipate that the increased tariffs will have a significant impact on our future operating results.  Although we are confident that we will be able to pass along the impact of the increased tariffs to our customers, there can be no assurances that we will be able to pass on the entire increased costs imposed by the tariffs.

Index
Comparison of Fiscal Years 2018 and 2017

Sales.  Consolidated net sales for 2018 were $1,092 million, a decrease of $24.1 million, or 2.2%, compared to $1,116.1 million in the same period of 2017, with the majority of our net sales to customers located in the United States.  Consolidated net sales decreased due to the lower results achieved by our Engine Management Segment.

The following table summarizes consolidated net sales by segment and by major product group within each segment for the years ended December 31, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2018	2017
Engine Management:
Ignition, Emission Control, Fuel & Safety Related System Products	$648,270	$657,287
Wire and Cable	155,217	172,126
Total Engine Management	803,487	829,413

Temperature Control:
Compressors	148,416	148,377
Other Climate Control Parts	130,040	130,750
Total Temperature Control	278,456	279,127

All Other	10,108	7,603

Total	$1,092,051	$1,116,143

Engine Management’s net sales decreased $25.9 million, or 3.1%, to $803.5 million for the year ended December 31, 2018.  Net sales in ignition, emission control, fuel and safety related system products for the year ended December 31, 2018 were $648.3 million, a decrease of $9 million, or 1.4%, compared to $657.3 million in the same period of 2017.  Net sales in the wire and cable product group for the year ended December 31, 2018 were $155.2 million, a decrease of $16.9 million, or 9.8%, compared to $172.1 million in the same period of 2017.  Engine Management’s decrease in net sales for the year ended December 31, 2018 compared to the same period in 2017 reflects the impact of large pipeline orders placed in the first half of 2017 by certain customers, who were in the process of increasing the breadth and depth of their inventories.  In addition, Engine Management’s year-over-year decrease in net sales reflects the impact of the gradual decline in our wire and cable business, which is an older technology used on fewer cars, and due to the product lifecycle will continue to reduce overall Engine Management net sales.  During the third and fourth quarters of 2018, as our customers experienced increases in Engine Management product sell-through, demand for our products in ignition, emission control, fuel and safety related system parts increased, resulting in an increase in Engine Management sales in the third and fourth quarters of 2018 compared to the same period of 2017.  More significantly, our customers reported Engine Management POS up approximately 4% in both the 2018 fourth quarter and full year, in line with our long-term forecast.

Temperature Control’s net sales were essentially flat for the year ended December 31, 2018 when compared to the same period in 2017.  Net sales in the compressors product group were flat at $148.4 million for each of the years ended December 31, 2018 and 2017.  Net sales in other climate control parts for the year ended December 31, 2018 were $130 million, a decrease of $0.8 million, or 0.6%, compared to $130.8 million for the year ended December 31, 2017.  Temperature Control’s net sales in 2018 as compared to 2017 reflects the impact of a slow start to the 2018 season, resulting from a mild 2017 summer, higher than normal customer inventory levels going into 2018, and a cool early spring.  As weather conditions began to turn warm in mid-May, customer orders strengthened in June and continued throughout the third and fourth quarters of 2018, resulting in strong third and fourth quarter 2018 Temperature Control net sales, as our customers reported Temperature Control POS sales increases in the 6% - 7% range.  Demand for our Temperature Control products may vary significantly with summer weather conditions and customer inventory levels.

Index
Margins.  Gross margins, as a percentage of consolidated net sales, decreased to 28.6% for 2018, compared to 29.3% for 2017.  The following table summarizes gross margins by segment for the years ended December 31, 2018 and 2017, respectively (in thousands):

Year Ended December 31,	Engine Management	Temperature Control	Other	Total
2018
Net sales (a)	$803,487	$278,456	$10,108	$1,092,051
Gross margins	229,949	70,561	12,277	312,787
Gross margin percentage	28.6%	25.3%	—%	28.6%

2017
Net sales (a)	$829,413	$279,127	$7,603	$1,116,143
Gross margins	243,791	73,254	9,611	326,656
Gross margin percentage	29.4%	26.2%	—%	29.3%

(a)	Segment net sales include intersegment sales in our Engine Management and Temperature Control segments.

Compared to 2017, gross margins at Engine Management decreased 0.8 percentage points from 29.4% to 28.6%, and gross margins at Temperature Control decreased 0.9 percentage points from 26.2% to 25.3%. The gross margin percentage decrease in Engine Management compared to the prior year reflects the impact of product mix, inefficiencies and redundant costs incurred as a result of our various planned production moves, and the slight negative impact caused by the timing of tariffs incurred with Chinese sourced products in 2018.  The gross margin percentage decrease in Temperature Control compared to the prior year reflects the impact of product mix, and the impact of unfavorable production variances carriedforward from the weak 2017 season.

Selling, General and Administrative Expenses.  SG&A expenses increased to $231.3 million, or 21.2% of consolidated net sales in 2018, as compared to $224.2 million, or 20.1% of consolidated net sales in 2017.  The $7.1 million increase in SG&A expenses as compared to 2017 is principally due to higher distribution expenses at Temperature Control and higher expenses related to the sale of receivables, offset in part, by lower selling and marketing expenses.  The higher than usual distribution expenses at Temperature Control were due to a combination of significant additional labor costs to keep up with the surge in sales in the third and fourth quarters of 2018, as well as start-up costs related to the installation of a new automation project in our distribution center.  In 2019, we anticipate lower distribution costs in our Temperature Control segment as the new automation project is optimized.

Restructuring and Integration Expenses.  Restructuring and integration expenses were $4.5 million in 2018 compared to restructuring and integration expenses of $6.2 million in 2017.  The $1.7 million year-over-year decrease in restructuring and integration expenses reflects the impact of lower expenses incurred in connection with the plant rationalization program that commenced in February 2017, the wire and cable relocation program announced in October 2017, and the Orlando plant rationalization program that commenced in January 2017, all of which were substantially completed as of December 31, 2018, and which more than offset the $1.3 million increase in environmental cleanup costs related to the remediation in connection with the prior closure of our manufacturing operations at our Long Island City, New York location.

Other Income, Net. Other income, net was $4.3 million in 2018 compared to $1.3 million in 2017.  The $3 million increase in other income, net as compared to 2017 is principally due to the $3.9 million gain on the December 2018 sale of our property located in Grapevine, Texas offset, in part, by the lower year-over-year deferred gain related to the sale-leaseback of our Long Island City, New York facility.  During 2018 and 2017, we recognized $0.2 million and $1 million, respectively, of deferred gain related to the sale-leaseback of our Long Island City, New York facility.  The recognition of the deferred gain related to the sale-leaseback of our Long Island City, New York facility ended in the first quarter of 2018 upon the termination of the initial 10-year lease term for the facility.

Index
Operating Income.  Operating income was $81.3 million in 2018, compared to $97.5 million in 2017.  The year-over-year decrease in operating income of $16.2 million is the result of the impact of lower consolidated net sales, lower gross margins as a percentage of consolidated net sales and higher SG&A expenses, which more than offset the impact of lower restructuring and integration expenses and higher other income, net.

Other Non-Operating Income (Expense), Net.  Other non-operating expense, net was $0.4 million in 2018, compared to other non-operating income, net of $1.3 million in 2017.  Included in other non-operating income (expense), net in 2018 and 2017 are noncash impairment charges of approximately $1.7 million and $1.8 million, respectively, related to our minority interest investment in Orange Electronics Co., Ltd.  Recognizing that the year-over-year impact of the noncash impairment charges is essentially flat, the year-over-year decline in other non-operating income (expense), net results principally from the unfavorable impact of changes in foreign currency exchange rates, and the year-over-year decline in the actuarial net gain related to our postretirement medical benefit plans.  Our postretirement medical benefit plans to substantially all eligible U.S. and Canadian employees terminated on December 31, 2016.

Interest Expense.  Interest expense was $4 million in 2018 compared to $2.3 million in 2017.  The year-over-year increase in interest expense reflects the impact of higher year-over-year average interest rates on our revolving credit facility, and higher average outstanding borrowings during 2018 when compared to 2017.

Income Tax Provision.  The income tax provision for 2018 was $20 million at an effective tax rate of 26%, compared to $52.8 million at an effective tax rate of 54.8% in 2017.  The lower effective tax rate in 2018 compared to 2017 reflects the impact of the Tax Cuts and Jobs Act enacted in the U.S. in December 2017.  The enactment of the Tax Cuts and Jobs Act impacted the year-over-year income tax provision and effective tax rate through (1) a reduction in the effective tax rate due to lowering of federal corporate tax rate from 35% to 21%, and (2) an increase in the 2017 income tax provision of $17.5 million resulting from the remeasurement of our deferred tax assets, and the tax on deemed repatriated earnings of our foreign subsidiaries. Excluding the impact of the Tax Cuts and Jobs Act, the income tax provision for 2017 was $35.3 million at an effective tax rate of 36.6%.

Loss from Discontinued Operations.  Loss from discontinued operations, net of income tax, reflects information contained in the most recent actuarial studies performed as of August 31, 2018 and revised to reflect events occurring through November 20, 2018, and as of August 31, 2017, other information available and considered by us, and legal expenses associated with our asbestos-related liability.  During the years ended December 31, 2018 and 2017, we recorded a loss of $13.9 million and $5.7 million from discontinued operations, respectively.  The loss from discontinued operations for 2018 and 2017 includes a $13.6 million and $6 million pre-tax provision, respectively, to increase our indemnity liability in line with the 2018 and 2017 actuarial studies.  As discussed more fully in Note 23 in the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Index
Comparison of Fiscal Years 2017 and 2016

Sales.  Consolidated net sales for 2017 were $1,116.1 million, an increase of $57.6 million, or 5.4%, compared to $1,058.5 million in the same period of 2016, with the majority of our net sales to customers located in the United States.  Consolidated net sales increased due to the higher results achieved by our Engine Management Segment.

The following table summarizes consolidated net sales by segment and by major product group within each segment for the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017	2016
Engine Management:
Ignition, Emission Control, Fuel & Safety Related System Products	$657,287	$616,523
Wire and Cable	172,126	149,016
Total Engine Management	829,413	765,539

Temperature Control:
Compressors	148,377	148,623
Other Climate Control Parts	130,750	135,117
Total Temperature Control	279,127	283,740

All Other	7,603	9,203

Total	$1,116,143	$1,058,482

Engine Management’s net sales increased $63.9 million, or 8.3%, to $829.4 million for the year ended December 31, 2017.  Net sales in ignition, emission control, fuel and safety related system products for the year ended December 31, 2017 were $657.3 million, an increase of $40.8 million, or 6.6%, compared to $616.5 million in the same period of 2016.  Net sales in the wire and cable product group for the year ended December 31, 2017 were $172.1 million, an increase of $23.1 million, or 15.5%, compared to $149 million in the same period of 2016.  In May 2016, we acquired the North American automotive ignition wire business of General Cable Corporation.  Incremental net sales from the acquisition of $38.4 million were included in net sales of the wire and cable product group for the year ended December 31, 2017.  Excluding the incremental sales from the acquisition, net sales in the wire and cable product group declined $15.3 million, or 10.3%, and Engine Management net sales increased $25.5 million, or 3.3%, compared to the year ended December 31, 2016, in line with our expectations of low single digit organic growth.

Temperature Control’s net sales decreased $4.6 million, or 1.6%, to $279.1 million for the year ended December 31, 2017.  Net sales in the compressors product group for the year ended December 31, 2017 were $148.4 million, a decrease of $0.2 million, or 0.2%, compared to $148.6 million in the same period of 2016.  Net sales in other climate control parts for the year ended December 31, 2017 were $130.8 million, a decrease of $4.4 million, or 3.2%, compared to $135.1 million for the year ended December 31, 2016.  Temperature Control’s decrease in net sales for the year ended December 31, 2017 of 1.6% reflects the impact of a cool 2017 summer following a very warm 2016, and is slightly better than our customers’ reported year-to-date net sales decrease of 4%.  Demand for our Temperature Control products may vary significantly with summer weather conditions and customer inventories.

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

Selling, General and Administrative Expenses.  SG&A expenses increased to $224.2 million, or 20.1% of consolidated net sales in 2017, as compared to $220.9 million, or 20.9% of consolidated net sales in 2016.  The $3.3 million increase in SG&A expenses as compared to 2016 is principally due to higher distribution expenses and higher costs incurred in our accounts receivable factoring program, both of which are associated with increased sales volumes offset, in part, by the benefits from our General Cable integration and lower incentive compensation expenses.

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

Operating Income.  Operating income was $97.5 million in 2017, compared to $98.8 million in 2016.  The year-over-year decrease in operating income of $1.3 million reflects the impact of lower gross margins as a percentage of consolidated net sales, higher SG&A expenses and higher restructuring and integration expenses, which more than offset the impact of higher consolidated net sales.

Other Non-Operating Income, Net.  Other non-operating income, net was $1.3 million in both 2017 and 2016.  Included in other non-operating income, net in 2017 is a noncash impairment charge of approximately $1.8 million related to our minority interest investment in Orange Electronics Co., Ltd.

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

Loss from Discontinued Operations.  Loss from discontinued operations, net of income tax, reflects information contained in the most recent actuarial studies performed as of August 31, 2017 and 2016, other information available and considered by us, and legal expenses associated with our asbestos-related liability.  During 2017 and 2016, we recorded a loss of $5.7 million and $2 million from discontinued operations, respectively.  The loss from discontinued operations for 2017 includes a $6 million pre-tax provision reflecting the impact of the results of the August 2017 actuarial study.  No adjustment was made in 2016 to our asbestos liability as the difference between the low end of the range in the August 2016 actuarial study and our recorded liability was not material.  As discussed more fully in Note 23 in the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Restructuring and Integration Programs

As of December 31, 2018, the plant rationalization program that commenced in February 2016, the wire and cable relocation program announced in October 2016, and the Orlando plant rationalization program that commenced in January 2017 are all substantially completed.

For a detailed discussion on the restructuring and integration costs, see Note 5, “Restructuring and Integration Expense,” of the notes to our consolidated financial statements.

Liquidity and Capital Resources

Operating Activities.  During 2018, cash provided by operating activities was $70.3 million compared to $64.6 million in 2017.  The year-over-year increase in operating cash flow is primarily the result of higher net earnings, the year-over-year increase in accounts payable compared to the year-over-year decrease in accounts payable in 2017, the year-over-year increase in sundry payables and accrued expenses compared to the year-over-year decrease in sundry payables and accrued expenses in 2017, and the year-over-year decrease in prepaid expenses and other current assets compared to the year-over-year increase in prepaid expenses and other current assets in 2017 offset, in part, by the larger year-over-year increase in accounts receivable, and the larger year-over-year increase in inventories.

Net earnings during 2018, were $43 million compared to $38 million in 2017.  During 2018 (1) the increase in receivables was $13.7 million compared to the year-over-year increase in receivables of $5.1 million in 2017; (2) the increase in inventories was $30.2 million compared to the year-over-year increase in inventories of $13.9 million in 2017; (3) the decrease in prepaid expenses and other current assets was $4.9 million compared to the year-over-year increase in prepaid expenses and other current assets of $4.9 million in 2017; (4) the increase in accounts payable was $16.9 million compared to the year-over-year decrease in accounts payable of $7.2 million in 2017; and (5) the increase in sundry payables and accrued expenses was $8.4 million compared to the year-over-year decrease in sundry payables and accrued expenses of $6 million in 2017.  We continue to actively manage our working capital to maximize our operating cash flow.

During 2017, cash provided by operations was $64.6 million, compared to $97.8 million in 2016.  During 2017, the year-over-year decrease in operating cash flow is primarily the result of (1) lower net earnings of $38 million compared to net earnings of $60.4 million in 2016, (2) the year-over-year decrease in accounts payable of $7.2 million compared to the year-over-year increase in accounts payable of $7.3 million in 2016; (3) the year-over-year decrease in sundry payables and accrued expenses of $6 million compared to the year-over-year increase in sundry payables and accrued expenses of $21 million in 2016; and (4) the year-over-year increase in prepaid expenses and other current assets of $4.9 million compared to the year-over-year decrease in prepaid expenses and other current assets of $3.5 million in 2016.  Partially offsetting the unfavorable result in operating cash flow was (1) the year-over-year increase in receivables of $5.1 million compared to the year-over-year increase in receivables of $8.8 million in 2016; and (2) the year-over-year increase in inventories of $13.9 million compared to the year-over-year increase in inventories of $20.2 million in 2016.  The year-over-year decline in net earnings included a noncash increase in the provision for income taxes of $17.5 million, resulting from the remeasurement of our deferred tax assets of $16.1 million, and an increase in tax of $1.4 million due to the deemed repatriation of earnings of our foreign subsidiaries as a result of the enactment of the Tax Cuts and Jobs Act; while the decrease in sundry payables and accrued expenses reflects the impact of lower year-over-year incentive compensation expenses.  We continue to actively manage our working capital to maximize our operating cash flow.

Index
Investing Activities.  Cash used in investing activities was $29.9 million in 2018, compared to $31.2  million in 2017 and $88 million in 2016.   Investing activities in 2018 consisted of (1) the payment of the third and final contribution of $5.7 million for our November 2017 acquisition of a 50% interest in Foshan FGD SMP Automotive Compressor Co., Ltd., a China-based joint venture that manufactures air conditioning compressors for the automotive aftermarket and the Chinese OE market; (2) the payment of $4.2 million for our 15% increase in equity ownership in Foshan GWO YNG SMP Vehicle Climate Control & Cooling Products Co. Ltd., a China-based joint venture that manufactures air conditioner accumulators, filter driers, hose assemblies and switches for the automotive aftermarket and OEM/OES markets; and (3) capital expenditures of $20.1 million.

Cash used in investing activities was $31.2 million in 2017.  Investing activities in 2017 consisted of (1) the payment $6.8 million representing the first two contributions of the approximate $12.5 million for our acquisition of a 50% interest in Foshan FGD SMP Automotive Compressor Co., Ltd., a China-based joint venture that manufactures air conditioning compressors for the automotive aftermarket and the Chinese OE market and (2) capital expenditures of $24.4 million.

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

Financing Activities.  Cash used in financing activities was $46.1 million in 2018, compared to $35.9 million in 2017, and $7.8 million in 2016.  During 2018, cash provided by operating activities, along with borrowings under our Polish overdraft facility, net of payments under our capital lease obligations, were used to fund the third and final contribution of our acquisition of a 50% interest in Foshan FGD SMP Automotive Compressor Co., Ltd., fund the 15% increase in equity ownership in Foshan GWO YNG SMP Vehicle Climate Control & Cooling Products Co. Ltd., pay down borrowings under our revolving credit facility, purchase shares of our common stock, pay dividends and fund our capital expenditures.  During 2018, we increased borrowings under the Polish overdraft facility, net of payments under our capital lease obligations of $1.1 million, paid down borrowings under our revolving credit facility of $13.3 million and made cash payments of $14.9 million for the repurchase of our common stock.

Cash used by finance activities was $35.9 million in 2017.  Borrowings under our revolving credit facility and our Polish overdraft facility, along with cash provided by operating activities were used to fund the first two contributions of our acquisition of a 50% interest in Foshan FGD SMP Automotive Compressor Co., Ltd., purchase shares of our common stock, pay dividends and fund our capital expenditures.  During 2017, we increased borrowings under our revolving credit facility by $2.2 million; borrowed $4.1 million under the Polish overdraft facility, net of payments under our capital lease obligations; and made cash payments of $24.4 million for the repurchase of our common stock.

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

Index
Dividends of $18.9 million, $17.3 million and $15.4 million were paid in 2018, 2017 and 2016, respectively.  Quarterly dividends were paid at a rate of $0.21 per share in 2018, $0.19 per share in 2017 and $0.17 per share in 2016.  In February 2019, our Board of Directors voted to increase our quarterly dividend from $0.21 per share in 2018 to $0.23 per share in 2019.

Liquidity

Our primary cash requirements include working capital, capital expenditures, regular quarterly dividends, stock repurchases, principal and interest payments on indebtedness and acquisitions.  Our primary sources of funds are ongoing net cash flows from operating activities and availability under our secured revolving credit facility (as detailed below).

In December 2018, we amended our Credit Agreement with JPMorgan Chase Bank, N.A., as agent, and a syndicate of lenders.  The amended credit agreement provides for a senior secured revolving credit facility with a line of credit of up to $250 million (with an additional $50 million accordion feature) and extends the  maturity date to December 2023.  The line of credit under the amended agreement also allows for a $10 million line of credit to Canada as part of the $250 million available for borrowing.  Direct borrowings under the amended credit agreement bear interest at LIBOR plus a margin ranging from 1.25% to 1.75% based on our borrowing availability, or floating at the alternate base rate plus a margin ranging from 0.25% to 0.75% based on our borrowing availability, at our option.  The amended credit agreement is guaranteed by certain of our subsidiaries and secured by certain of our assets.

Borrowings under the amended credit agreement are secured by substantially all of our assets, including accounts receivable, inventory and certain fixed assets, and those of certain of our subsidiaries.  Availability under the amended credit agreement is based on a formula of eligible accounts receivable, eligible drafts presented to the banks under our factoring agreements, eligible inventory, eligible equipment and eligible fixed assets.  After taking into account outstanding borrowings under the amended credit agreement, there was an additional $203.1 million available for us to borrow pursuant to the formula at December 31, 2018.  Outstanding borrowings under the credit agreement, which are classified as current liabilities, were $43.7 million and $57 million at December 31, 2018 and 2017, respectively.  Borrowings under the credit agreement have been classified as current liabilities based upon the accounting rules and certain provisions in the agreement.

At December 31, 2018, the weighted average interest rate on our amended credit agreement was 3.9%, which consisted of $40 million in direct borrowings at 3.4% and an alternative base rate loan of $3.7 million at 5.8%.  At December 31, 2017, the weighted average interest rate on our credit agreement was 2.7%, which consisted of $57 million in direct borrowings. Our average daily alternative base rate loan balance was $1.8 million and $3.8 million during 2018 and 2017, respectively.

At any time that our borrowing availability is less than the greater of either (a) $25 million, or 10% of the commitments if fixed assets are not included in the borrowing base, or (b) $31.25 million, or 12.5% of the commitments if fixed assets are included in the borrowing base, the terms of the amended credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain a fixed charge coverage ratio of 1:1 at the end of each fiscal quarter (rolling four quarters).  As of December 31, 2018, we were not subject to these covenants.  The amended credit agreement permits us to pay cash dividends of $20 million and make stock repurchases of $20 million in any fiscal year subject to a minimum availability of $25 million.  Provided specific conditions are met, the amended credit agreement also permits acquisitions, permissible debt financing, capital expenditures, and cash dividend payments and stock repurchases of greater than $20 million.

Our Polish subsidiary, SMP Poland sp. z.o.o., has entered into an overdraft facility with HSBC Bank Polska S.A. (“HSBC Poland”) for Zloty 30 million (approximately $8 million).  The facility, as amended, expires on December 2019.  Borrowings under the overdraft facility will bear interest at a rate equal to WIBOR + 0.75% and are guaranteed by Standard Motor Products, Inc., the ultimate parent company.  At December 31, 2018 and 2017, borrowings under the overdraft facility were Zloty 19.9 million (approximately $5.3 million) and Zloty 16.2 million (approximately $4.7 million), respectively.

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

Pursuant to these agreements, we sold $720 million and $780.5 million of receivables for the years ended December 31, 2018 and 2017, respectively, which was reflected as a reduction of accounts receivable in the consolidated balance sheet at the time of sale.  A charge in the amount of $24.4 million, $22.6 million and $19.3 million related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016, respectively.  If we do not enter into these arrangements or if any of the financial institutions with which we enter into these arrangements were to experience financial difficulties or otherwise terminate these arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures to collect future trade accounts receivable.

During 2015, our Board of Directors authorized the purchase of up to $20 million of our common stock under stock repurchase programs.  Under these programs, during the years ended December 31, 2015 and 2016, we repurchased 551,791 and 10,135 shares of our common stock, respectively, in the open market at a total cost of $19.6 million and $0.4 million, respectively, thereby completing the 2015 Board of Directors’ authorizations.  Our Board of Directors did not authorize a stock repurchase program in 2016.

During 2017, our Board of Directors authorized the purchase of up to $30 million of our common stock under stock repurchase programs.  Under these programs, during the years ended December 31, 2017 and 2018, we repurchased 539,760 and 112,307 shares of our common stock, respectively, in the open market at a total cost of $24.8 million and $5.2 million, respectively, thereby completing the 2017 Board of Directors’ authorizations.

In May 2018, our Board of Directors authorized the purchase of up to an additional $20 million of our common stock under a new stock repurchase program.  Stock will be purchased from time to time, in the open market or through private transactions, as market conditions warrant.  Under this program, during the year ended December 31, 2018, we repurchased 201,484 shares of our common stock at a total cost of $9.3 million.  As of December 31, 2018, there was approximately $10.7 million available for future stock purchases under the program.  During the period from January 1, 2019 through February 15, 2019, we have not repurchased any additional shares of our common stock under the program.

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

Index
The following table summarizes our contractual commitments as of December 31, 2018 and expiration dates of commitments through 2028 (a) (b) (c):

(In thousands)	2019	2020	2021	2022	2023	2024- 2028	Total
Lease obligations	$8,483	$7,382	$6,753	$5,763	$5,278	$10,590	$44,249
Postretirement	39	36	32	29	25	76	237
Severance payments related to restructuring and integration	420	233	82	7	—	—	742
Total commitments	$8,942	$7,651	$6,867	$5,799	$5,303	$10,666	$45,228

(a)
Indebtedness under our revolving credit facilities is not included in the table above as it is reported as a current liability in our consolidated balance sheets.  As of December 31, 2018, amounts outstanding under our revolving credit facilities were $43.7 million.

(b)
We anticipate total aggregate future severance payments of approximately $0.7 million related to the plant rationalization program and the Orlando plant rationalization program.  All programs are substantially completed as of December 31, 2018.

(c)	Effective January 1, 2019, upon the adoption of ASU 2016-02, Leases, lease obligations will be recorded as a liability on our consolidated balance sheet.

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

Index
Sales Returns and Other Allowances and Allowance for Doubtful Accounts. Many of our products carry a warranty ranging from a 90-day limited warranty to a lifetime limited warranty, which generally covers defects in materials or workmanship and failure to meet industry published specifications and/or the result of installation error.  In addition to warranty returns, we also permit our customers to return new, undamaged products to us within customer-specific limits (which are generally limited to a specified percentage of their annual purchases from us) in the event that they have overstocked their inventories. At the time products are sold, we accrue a liability for product warranties and overstock returns as a percentage of sales based upon estimates established using historical information on the nature, frequency and average cost of the claim and the probability of the customer return. At the same time, we record an estimate of anticipated customer returns as unreturned customer inventory. Significant judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period.  Revision to these estimates is made when necessary, based upon changes in these factors.  We regularly study trends of such claims.  At December 31, 2018, the allowance for sales returns was $57.4 million.

Similarly, we must make estimates of the uncollectability of our accounts receivable. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit‑worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  At December 31, 2018, the allowance for doubtful accounts and for discounts was $5.7 million.

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

The valuation allowance of $0.4 million as of December 31, 2018 is intended to provide for the uncertainty regarding the ultimate realization of our U.S. foreign tax credit carryovers and foreign net operating loss carryovers. The assessment of the adequacy of our valuation allowance is based on our estimates of taxable income in these jurisdictions and the period over which our deferred tax assets will be recoverable.  Based on these considerations, we believe it is more likely than not that we will realize the benefit of the net deferred tax asset of $42.3 million as of December 31, 2018, which is net of the remaining valuation allowance.

In the event that actual results differ from these estimates, or we adjust these estimates in future periods for current trends or expected changes in our estimating assumptions, we may need to modify the level of the valuation allowance which could materially impact our business, financial condition and results of operations.

In accordance with generally accepted accounting practices, we recognize in our financial statements only those tax positions that meet the more-likely-than-not recognition threshold. We establish tax reserves for uncertain tax positions that do not meet this threshold.  During the years ended December 31, 2018, 2017 and 2016, we did not establish a liability for uncertain tax positions.  Penalties and interest associated with income tax matters are included in the provision for income taxes in our consolidated statement of operations.

In December 2017, the U.S. enacted the Tax Cuts and Jobs Act (“the Act”), which included a broad range of tax reform affecting businesses, including the reduction of the federal corporate tax rate from 35% to 21%, changes in the deductibility of certain business expenses, and the manner in which international operations are taxed in the U.S.  For a discussion of the impact of the Act on our consolidated financial statements, see Note 19, “Income Taxes,” of the notes to our consolidated financial statements.

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

When performing our evaluation of goodwill for impairment, if we conclude qualitatively that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, than the two-step impairment test is not required.  If we are unable to reach this conclusion, then we would perform the two-step impairment test.  Initially, the fair value of the reporting unit is compared to its carrying amount.  To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit; we are required to perform a second step, as this is an indication that the reporting unit goodwill may be impaired.  In this step, we compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill and recognize a charge for impairment to the extent the carrying value exceeds the implied fair value. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.  In addition, identifiable intangible assets having indefinite lives are reviewed for impairment on an annual basis using a methodology similar with that used to evaluate goodwill.

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

Index
Asbestos Litigation.  In evaluating our potential asbestos-related liability, we use an actuarial study that is prepared by a leading actuarial firm with expertise in assessing asbestos-related liabilities.  We evaluate the estimate of the range of undiscounted liability to determine which amount to accrue.  Based on the information contained in the actuarial study and all other available information considered by us, we have concluded that no amount within the range was more likely than any other and, therefore, in assessing our asbestos liability we compare the low end of the range to our recorded liability to determine if an adjustment is required.  Legal costs are expensed as incurred.  We will continue to perform an annual actuarial analysis during the third quarter of each year for the foreseeable future, and whenever events or changes in circumstances indicate that additional provisions may be necessary.  Based on the actuarial studies and all other available information, we will continue to reassess the recorded liability and, if deemed necessary, record an adjustment to the reserve, which will be reflected as a loss or gain from discontinued operations.  See Note 23, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements in Item 8 of this Report for additional information.

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

Recently Issued Accounting Pronouncements

For a detailed discussion on recently issued accounting pronouncements and their impact on our consolidated financial statements, see Note 1, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8 of this Report.

Index
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk, primarily related to foreign currency exchange and interest rates. These exposures are actively monitored by management. Our exposure to foreign exchange rate risk is due to certain costs, revenues and borrowings being denominated in currencies other than one of our subsidiary’s functional currency.  Similarly, we are exposed to market risk as the result of changes in interest rates, which may affect the cost of our financing. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures.  We do not hold or issue derivative financial instruments for trading or speculative purposes.  As of December 31, 2018, we did not have any derivative financial instruments.

Exchange Rate Risk

We have exchange rate exposure, primarily, with respect to the Canadian Dollar, the Euro, the British Pound, the Polish Zloty, the Mexican Peso, the Taiwan Dollar, the Chinese Yuan Renminbi and the Hong Kong Dollar.  As of December 31, 2018, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore, the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows.  This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the incremental effect of such a change on our foreign currency denominated revenues.

Interest Rate Risk

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements.  We invest our excess cash in highly liquid short-term investments.  Substantially all of our debt is variable rate debt as of December 31, 2018 and 2017.  Depending upon the level of borrowings under our revolving credit facility and our Polish overdraft facility, and our excess cash, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate may have an approximate $0.6 million negative impact on our earnings or cash flows.

In addition, from time to time, we sell undivided interests in certain of our receivables to financial institutions.  We enter these agreements at our discretion when we determine that the cost of factoring is less than the cost of servicing our receivables with existing debt.  During the year ended December 31, 2018, we sold $720 million of receivables.  Depending upon the level of sales of receivables pursuant these agreements, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the margin rate may have an approximate $7.2 million negative impact on our earnings or cash flows.  The charge related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control - Integrated Framework.  Based on our assessment using those criteria, we concluded that, as of December 31, 2018, our internal control over financial reporting is effective.

Our independent registered public accounting firm, KPMG LLP, has audited our consolidated financial statements as of and for the year ended December 31, 2018 and has also audited the effectiveness of our internal control over financial reporting as of December 31, 2018.  KPMG’s report appears on the following pages of this “Item 8. Financial Statements and Supplementary Data.”

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM –
INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors
Standard Motor Products, Inc. and Subsidiaries:

Opinion on Internal Control Over Financial Reporting

We have audited Standard Motor Products, Inc.’s and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement Schedule II, Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated February 20, 2019 expressed an unqualified opinion on those consolidated financial statements.

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
February 20, 2019

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM –
CONSOLIDATED FINANCIAL STATEMENTS

To the Stockholders and Board of Directors
Standard Motor Products, Inc. and Subsidiaries:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Standard Motor Products, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and financial statement Schedule II, Valuation and Qualifying Accounts (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

New York, New York
February 20, 2019

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands, except share and per share data)
Net sales	$1,092,051	$1,116,143	$1,058,482
Cost of sales	779,264	789,487	735,995
Gross profit	312,787	326,656	322,487
Selling, general and administrative expenses	231,336	224,237	220,936
Restructuring and integration expenses	4,510	6,173	3,957
Other income, net	4,327	1,275	1,195
Operating income	81,268	97,521	98,789
Other non-operating income (expense), net	(411)	1,250	1,337
Interest expense	4,026	2,329	1,556
Earnings from continuing operations before taxes	76,831	96,442	98,570
Provision for income taxes	19,977	52,812	36,158
Earnings from continuing operations	56,854	43,630	62,412
Loss from discontinued operations, net of income tax benefit of $4,866, $3,769 and $1,322	(13,851)	(5,654)	(1,982)
Net earnings	$43,003	$37,976	$60,430
Net earnings per common share – Basic:
Earnings from continuing operations	$2.53	$1.92	$2.75
Discontinued operations	(0.62)	(0.25)	(0.09)
Net earnings per common share – Basic	$1.91	$1.67	$2.66
Net earnings per common share – Diluted:
Earnings from continuing operations	$2.48	$1.88	$2.70
Discontinued operations	(0.60)	(0.24)	(0.08)
Net earnings per common share – Diluted	$1.88	$1.64	$2.62
Dividends declared per share	$0.84	$0.76	$0.68
Average number of common shares	22,456,480	22,726,491	22,722,517
Average number of common shares and dilutive common shares	22,931,723	23,198,392	23,082,578

See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net earnings	$43,003	$37,976	$60,430
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(5,473)	7,027	(5,294)
Pension and postretirement plans:
Amortization of:
Prior service benefit	—	—	(54)
Unrecognized (gain) loss	(268)	(661)	763
Unrecognized actuarial gains	247	481	542
Foreign currency exchange rate changes	—	—	3
Income tax related to pension and postretirement plans	9	72	(514)
Pension and postretirement plans, net of tax	(12)	(108)	740
Total other comprehensive income (loss), net of tax	(5,485)	6,919	(4,554)
Comprehensive income	$37,518	$44,895	$55,876

See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(Dollars in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,138	$17,323
Accounts receivable, less allowances for discounts and doubtful accounts of $5,687 and $4,967 in 2018 and 2017, respectively	157,535	140,057
Inventories	349,811	326,411
Unreturned customer inventories	20,484	—
Prepaid expenses and other current assets	7,256	12,300
Total current assets	546,224	496,091

Property, plant and equipment, net	90,754	89,103
Goodwill	67,321	67,413
Other intangibles, net	48,411	56,261
Deferred incomes taxes	42,334	32,420
Investments in unconsolidated affiliates	32,469	31,184
Other assets	15,619	15,095
Total assets	$843,132	$787,567

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable	$43,689	$57,000
Current portion of other debt	5,377	4,699
Accounts payable	94,357	77,990
Sundry payables and accrued expenses	31,033	40,012
Accrued customer returns	57,433	35,916
Accrued core liability	31,263	11,899
Accrued rebates	28,870	35,346
Payroll and commissions	20,564	23,035
Total current liabilities	312,586	285,897

Long-term debt	153	79
Other accrued liabilities	18,075	14,561
Accrued asbestos liabilities	45,117	33,376
Total liabilities	375,931	333,913
Commitments and contingencies

Stockholders’ equity:
Common Stock - par value $2.00 per share:
Authorized 30,000,000 shares, issued 23,936,036 shares	47,872	47,872
Capital in excess of par value	102,470	100,057
Retained earnings	380,113	357,153
Accumulated other comprehensive income	(9,594)	(4,109)
Treasury stock - at cost (1,503,284 shares and 1,424,025 shares in 2018 and 2017, respectively)	(53,660)	(47,319)
Total stockholders’ equity	467,201	453,654
Total liabilities and stockholders’ equity	$843,132	$787,567

See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$43,003	$37,976	$60,430
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	24,104	23,916	20,457
Amortization of deferred financing cost	333	343	346
Increase to allowance for doubtful accounts	330	972	210
Increase to inventory reserves	3,978	3,300	5,371
Amortization of deferred gain on sale of buildings	(218)	(1,048)	(1,048)
Gain on sale of property, plant and equipment	(3,997)	(15)	(7)
Equity (income) loss from joint ventures	768	602	(2,029)
Employee Stock Ownership Plan allocation	2,557	2,159	2,021
Stock-based compensation	7,998	7,638	6,127
Excess tax benefits related to exercise of employee stock grants	—	—	(849)
(Increase) decrease in deferred income taxes	(10,046)	19,059	(691)
Increase (decrease) in tax valuation allowance	22	(128)	65
Loss on discontinued operations, net of tax	13,851	5,654	1,982
Change in assets and liabilities:
Increase in accounts receivable	(13,699)	(5,100)	(8,826)
Increase in inventories	(30,199)	(13,901)	(20,155)
(Increase) decrease in prepaid expenses and other current assets	4,926	(4,869)	3,475
Increase (decrease) in accounts payable	16,894	(7,186)	7,345
Increase (decrease) in sundry payables and accrued expenses	8,407	(6,015)	20,990
Net changes in other assets and liabilities	1,246	1,260	2,591
Net cash provided by operating activities	70,258	64,617	97,805

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and investments in businesses	(9,852)	(6,808)	(67,289)
Capital expenditures	(20,141)	(24,442)	(20,921)
Other investing activities	107	22	192
Net cash used in investing activities	(29,886)	(31,228)	(88,018)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under line-of-credit agreements	(13,311)	2,188	7,384
Net borrowings of other debt and capital lease obligations	1,115	4,065	89
Purchase of treasury stock	(14,886)	(24,376)	(377)
Increase (decrease) in overdraft balances	275	(534)	(254)
Payments of debt issuance costs	(460)	—	—
Excess tax benefits related to the exercise of employee stock grants	—	—	849
Dividends paid	(18,854)	(17,287)	(15,447)
Net cash used in financing activities	(46,121)	(35,944)	(7,756)
Effect of exchange rate changes on cash	(436)	82	(1,035)
Net increase (decrease) in cash and cash equivalents	(6,185)	(2,473)	996
CASH AND CASH EQUIVALENTS at beginning of year	17,323	19,796	18,800
CASH AND CASH EQUIVALENTS at end of year	$11,138	$17,323	$19,796

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$3,738	$1,944	$1,207
Income taxes	$15,353	$34,543	$32,505
Noncash investing activity:
Accrual for final contribution of acquired investment	$—	$5,740	$—
Receivable related to net proceeds from sale of Grapevine, Texas facility	$4,801	$—	$—

See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2018, 2017 and 2016

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
(In thousands)
BALANCE AT DECEMBER 31, 2015	$47,872	$93,247	$291,481	$(6,474)	$(34,147)	$391,979
Net earnings	—	—	60,430	—	—	60,430
Other comprehensive loss, net of tax	—	—	—	(4,554)	—	(4,554)
Cash dividends paid ($0.68 per share)	—	—	(15,447)	—	—	(15,447)
Purchase of treasury stock	—	—	—	—	(377)	(377)
Stock-based compensation and related tax benefits	—	3,148	—	—	3,828	6,976
Employee Stock Ownership Plan	—	455	—	—	1,566	2,021

BALANCE AT DECEMBER 31, 2016	47,872	96,850	336,464	(11,028)	(29,130)	441,028
Net earnings	—	—	37,976	—	—	37,976
Other comprehensive income, net of tax	—	—	—	6,919	—	6,919
Cash dividends paid ($0.76 per share)	—	—	(17,287)	—	—	(17,287)
Purchase of treasury stock	—	—	—	—	(24,779)	(24,779)
Stock-based compensation	—	2,193	—	—	5,445	7,638
Employee Stock Ownership Plan	—	1,014	—	—	1,145	2,159

BALANCE AT DECEMBER 31, 2017	47,872	100,057	357,153	(4,109)	(47,319)	453,654
Cumulative effect adjustment (Note 1)	—	—	(1,189)	—	—	(1,189)
Net earnings	—	—	43,003	—	—	43,003
Other comprehensive loss, net of tax	—	—	—	(5,485)	—	(5,485)
Cash dividends paid ($0.84 per share)	—	—	(18,854)	—	—	(18,854)
Purchase of treasury stock	—	—	—	—	(14,483)	(14,483)
Stock-based compensation	—	1,648	—	—	6,350	7,998
Employee Stock Ownership Plan	—	765	—	—	1,792	2,557

BALANCE AT DECEMBER 31, 2018	$47,872	$102,470	$380,113	$(9,594)	$(53,660)	$467,201

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

Use of Estimates

In conformity with generally accepted accounting principles, we have made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements. Some of the more significant estimates include allowances for doubtful accounts, cash discounts, valuation of inventory, valuation of long-lived assets, goodwill and other intangible assets, depreciation and amortization of long-lived assets, product liability exposures, asbestos, environmental and litigation matters, valuation of deferred tax assets, share based compensation and sales returns and other allowances.  We can give no assurances that actual results will not differ from those estimates.  Although we do not believe that there is a reasonable likelihood that there will be a material change in the future estimate or in the assumptions that we use in calculating the estimate, unforeseen changes in the industry, or business could materially impact the estimate and may have a material adverse effect on our business, financial condition and results of operations.

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

We also evaluate inventories on a regular basis to identify inventory on hand that may be obsolete or in excess of current and future projected market demand.  For inventory deemed to be obsolete, we provide a reserve on the full value of the inventory.  Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates our estimate of future demand.  Future projected demand requires management judgment and is based upon (a) our review of historical trends and (b) our estimate of projected customer specific buying patterns and trends in the industry and markets in which we do business.  Using rolling twelve month historical information, we estimate future demand on a continuous basis.  As such, the historical volatility of such estimates has been minimal.  We maintain provisions for inventory reserves of $44 million and $41.5 million as of December 31, 2018 and 2017, respectively.

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

When performing our evaluation of goodwill for impairment, if we conclude qualitatively that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is not required.  If we are unable to reach this conclusion, then we would perform the two-step impairment test.  Initially, the fair value of the reporting unit is compared to its carrying amount.  To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit; we are required to perform a second step, as this is an indication that the reporting unit goodwill may be impaired.  In this step, we compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill and recognize a charge for impairment to the extent the carrying value exceeds the implied fair value.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.  In addition, identifiable intangible assets having indefinite lives are reviewed for impairment on an annual basis using a methodology similar with that used to evaluate goodwill.

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

The valuation allowance of $0.4 million as of December 31, 2018 is intended to provide for the uncertainty regarding the ultimate realization of our U.S. foreign tax credit carryovers and foreign net operating loss carryovers.  Based on these considerations, we believe it is more likely than not that we will realize the benefit of the net deferred tax asset of $42.3 million as of December 31, 2018, which is net of the remaining valuation allowance.

Tax benefits are recognized for an uncertain tax position when, in management's judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority.  For a tax position that meets the more-likely-than-not recognition threshold, the tax benefit is measured as the largest amount that is judged to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority.  The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances and when new information becomes available.  Such adjustments are recognized entirely in the period in which they are identified.  During the years ended December 31, 2018, 2017 and 2016, we did not establish a liability for uncertain tax positions.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In December 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which included a broad range of tax reform affecting businesses, including the reduction of the federal corporate tax rate from 35% to 21%, changes in the deductibility of certain business expenses, and the manner in which international operations are taxed in the U.S.  For a discussion of the impact of the Act on our consolidated financial statements, see Note 19, “Income Taxes,” of the notes to our consolidated financial statements.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

With respect to accounts receivable, such receivables are primarily from warehouse distributors and major retailers in the automotive aftermarket industry located in the U.S.  We perform ongoing credit evaluations of our customers’ financial conditions.  Our five largest individual customers accounted for approximately 70% of our consolidated net sales in 2018, 2017 and 2016.  During 2018, O’Reilly, NAPA, Advance, and AutoZone accounted for 22%, 17%, 16% and 11% of our consolidated net sales, respectively.  Net sales from each of the customers were reported in both our Engine Management and Temperature Control Segments.  The loss of one or more of these customers or, a significant reduction in purchases of our products from any one of them, could have a materially adverse impact on our business, financial condition and results of operations.

Substantially all of the cash and cash equivalents, including foreign cash balances, at December 31, 2018 and 2017 were uninsured.  Foreign cash balances at December 31, 2018 and 2017 were $11.1 million and $13.1 million, respectively.

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

The adoption of ASU 2014-09 resulted in the following changes to our consolidated balance sheet as of December 31, 2018 and our consolidated statement of operations for the year ended December 31, 2018 (in thousands):

	As Reported	Balances Without Adoption of ASU 2014-09	Effect of Change
Balance Sheet
Unreturned customer inventories	$20,484	$—	$20,484
Prepaid expenses and other current assets	7,256	7,274	(18)
Accrued customer returns	57,433	51,068	6,365
Accrued core liability	31,263	16,025	15,238
Retained earnings	380,113	381,250	(1,137)

Statement of Operations
Net sales	$1,092,051	$1,092,820	$(769)
Cost of sales	779,264	780,103	(839)
Earnings from continuing operations before taxes	76,831	76,761	70
Provision for income taxes	19,977	19,959	18
Net earnings	43,003	42,951	52

See Note 2 for further information regarding our adoption of ASU 2014-09.

The following table provides a brief description of the impact of additional recently adopted accounting pronouncements on our financial statements:

Standard	Description	Date of adoption	Effects on the financial statements or other significant matters

ASU 2016-15, Statement of Cash Flows	This standard is intended to reduce diversity in practice and to provide guidance as to how certain cash receipts and cash payments are presented and classified in the statement of cash flows.	January 1, 2018	The retrospective adoption of the new standard did not result in any changes in our reporting of cash receipts and cash payments in our consolidated statement of cash flows.

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
January 1, 2018
The adoption of the new standard resulted in the reclassification of all components of net periodic pension cost and net periodic postretirement benefit cost, other than the service cost component, in our statement of operations from selling, general and administrative expenses, to other non-operating income (expense). We adopted the new standard retrospectively, and as such, all prior period amounts have been reclassified for comparative purposes.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Standards that are not yet adopted as of December 31, 2018

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

To date, we have taken an inventory of all of our operating leases, which consists primarily of real estate, equipment and auto leases, have reviewed key lease agreements, and have reviewed contracts for embedded leases.  We anticipate using the alternative modified retrospective method of adoption permitted pursuant to ASU 2018-11, whereby financial information will not be updated, and the disclosure required under the new standard will not be provided, for dates and periods before January 1, 2019. In addition, we expect to elect the “package of practical expedients,” which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs.

We do not expect that the adoption of this standard will have a material effect on our statement of operations, or our operating cash flows.  While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to the recognition of new ROU assets and lease liabilities on our balance sheet for our operating leases, and providing significant new disclosures about our leasing activities.  Upon adoption, we currently anticipate the recognition of ROU assets and lease liabilities on our balance sheet of approximately $35 million to $40 million based upon the present value of the remaining minimum rental payments under our existing operating leases.  We do not expect a significant change in our leasing activities, and will be continuously assessing the impact of the new standard on our systems, processes and controls through January 1, 2019, our adoption date.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table provides a brief description of additional recently issued accounting pronouncements that have not yet been adopted as of December 31, 2018, and that could have an impact on our financial statements:

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
January 1, 2020, with early adoption permitted
We do not anticipate that the adoption of this standard will have a material impact on the manner in which we estimate our allowance for doubtful accounts on trade accounts receivable, or on our consolidated financial statements.

2.	Net Sales

Disaggregation of Net Sales

We disaggregate our net sales from contracts with customers by geographic area, major product group, and major sales channels for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our net sales are affected by economic factors.  The following tables provide disaggregation of net sales information for the years ended December 31, 2018, 2017 and 2016 (in thousands):

Year Ended December 31, 2018 (a)	Engine Management	Temperature Control	Other (c)	Total
Geographic Area:
United States	$712,732	$261,628	$—	$974,360
Canada	33,350	13,877	10,108	57,335
Mexico	22,833	817	—	23,650
Europe	12,948	630	—	13,578
Other foreign	21,624	1,504	—	23,128
Total	$803,487	$278,456	$10,108	$1,092,051
Major Product Group:
Ignition, emission control, fuel and safety related system products	$648,270	$—	$5,829	$654,099
Wire and cable	155,217	—	454	155,671
Compressors	—	148,416	1,853	150,269
Other climate control parts	—	130,040	1,972	132,012
Total	$803,487	$278,456	$10,108	$1,092,051
Major Sales Channel:
Aftermarket	$684,242	$246,112	$10,108	$940,462
OE/OES	97,205	30,275	—	127,480
Export	22,040	2,069	—	24,109
Total	$803,487	$278,456	$10,108	$1,092,051

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Year Ended December 31, 2017 (a)(b)	Engine Management	Temperature Control	Other (c)	Total
Geographic Area:
United States	$737,108	$263,895	$—	$1,001,003
Canada	32,197	12,205	7,603	52,005
Mexico	23,683	838	—	24,521
Europe	13,342	746	—	14,088
Other foreign	23,083	1,443	—	24,526
Total	$829,413	$279,127	$7,603	$1,116,143
Major Product Group:
Ignition, emission control, fuel and safety related system products	$657,287	$—	$4,403	$661,690
Wire and cable	172,126	—	650	172,776
Compressors	—	148,377	1,233	149,610
Other climate control parts	—	130,750	1,317	132,067
Total	$829,413	$279,127	$7,603	$1,116,143
Major Sales Channel:
Aftermarket	$701,308	$246,097	$7,603	$955,008
OE/OES	106,173	30,268	—	136,441
Export	21,932	2,762	—	24,694
Total	$829,413	$279,127	$7,603	$1,116,143

Year Ended December 31, 2016 (a)(b)	Engine Management	Temperature Control	Other (c)	Total
Geographic Area:
United States	$685,898	$266,121	$—	$952,019
Canada	31,627	12,494	9,203	53,324
Mexico	23,049	1,380	—	24,429
Europe	13,767	936	—	14,703
Other foreign	11,198	2,809	—	14,007
Total	$765,539	$283,740	$9,203	$1,058,482
Major Product Group:
Ignition, emission control, fuel and safety related system products	$616,523	$—	$5,551	$622,074
Wire and cable	149,016	—	524	149,540
Compressors	—	148,623	1,184	149,807
Other climate control parts	—	135,117	1,944	137,061
Total	$765,539	$283,740	$9,203	$1,058,482
Major Sales Channel:
Aftermarket	$658,668	$247,287	$9,203	$915,158
OE/OES	84,921	34,047	—	118,968
Export	21,950	2,406	—	24,356
Total	$765,539	$283,740	$9,203	$1,058,482

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(a)	Segment net sales include intersegment sales in our Engine Management and Temperature Control segments.

(b)
Amounts have not been restated and are reported under accounting standards in effect in the period presented as we adopted ASU 2014-09, Revenue from Contracts with Customers, on January 1, 2018 using the modified retrospective method.

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

Major Product Group

The Engine Management segment of the Company principally generates revenue from the sale of automotive engine replacement parts including ignition, emission control, fuel and safety related system products, and wire and cable parts.  The Temperature Control segment of the Company principally generates revenue from the sale of automotive temperature control systems replacement parts including air conditioning compressors and other climate control parts.

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

3.	Business Acquisitions and Investments

2018 Increase in Equity Investment

Foshan GWOYNG SMP Vehicle Climate Control & Cooling Products Co. Ltd.

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

In March 2018, we acquired an additional 15% equity interest in the joint venture for RMB 26,475,583 (approximately $4.2 million), thereby increasing our equity interest in the joint venture to 65%.  The $4.2 million payment for our additional 15% investment was made in cash installments throughout 2018. Although we have increased our equity interest in the joint venture to 65%, the minority shareholder will maintain participating rights that will allow it to participate in certain significant financial and operating decisions that occur in the ordinary course of business.  As a result of the existence of these substantive participating rights of the minority shareholder, we will continue to account for our investment in the joint venture under the equity method of accounting.

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

4.	Sale of Grapevine, Texas Property

In December 2018, we completed the sale of our property located in Grapevine, Texas.  The net proceeds from the sale of the property of $4.8 million was received in January 2019 and was used to reduce borrowings under our revolving credit facility.  The gain on the sale of the property of $3.9 million is included in other income (expense), net in operating income on our consolidated statement of operations.

5.	Restructuring and Integration Expense

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of and for the years ended December 31, 2018 and 2017, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2016	$2,576	$—	$2,576
Restructuring and integration costs:
Amounts provided for during 2017	2,220	3,953	6,173
Cash payments	(1,979)	(3,702)	(5,681)
Foreign currency exchange rate changes and other	37	(251)	(214)
Exit activity liability at December 31, 2017	$2,854	$—	$2,854
Restructuring and integration costs:
Amounts provided for during 2018 (1)	9	4,501	4,510
Non-cash usage, including asset write-downs	—	(181)	(181)
Cash payments	(2,148)	(3,036)	(5,184)
Reclassification of environmental liability (1)	—	(1,284)	(1,284)
Foreign currency exchange rate changes	27	—	27
Exit activity liability at December 31, 2018	$742	$—	$742

(1)
Included in restructuring and integration costs in 2018 is a $1.3 million increase in environmental cleanup costs related to remediation in connection with the prior closure of our manufacturing operations at our Long Island City, New York location.  Due to the anticipated move from ongoing remediation to monitoring at the site in 2019, an estimate was made in the fourth quarter of 2018 of the costs related to ongoing monitoring and shutdown, resulting in the increase in anticipated costs. The environmental liability has been reclassed to accrued liabilities as of December 31, 2018.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restructuring Costs

Plant Rationalization Program

In February 2016, in connection with our ongoing efforts to improve operating efficiencies and reduce costs, we finalized our intention to implement a plant rationalization initiative.  As part of the plant rationalization, all our Grapevine, Texas production activities have been relocated to facilities in Greenville, South Carolina and Reynosa, Mexico, and certain production activities were relocated from our Greenville, South Carolina manufacturing facility to our manufacturing facility in Bialystok, Poland.  In addition, certain service functions were relocated from Grapevine, Texas to our administrative offices in Lewisville, Texas and our Grapevine, Texas facility was closed.  In December 2018, we completed the sale of the property located in Grapevine, Texas.  See Note 4, “Sale of Grapevine, Texas Property,” for additional information.

As of December 31, 2018, the plant rationalization program is substantially completed.  The remaining aggregate liability related to the program as of December 31, 2018 consists of future cash severance payments to be made to former employees.

Activity, by segment, for the year ended December 31, 2018 and 2017 related to our plant rationalization program consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2016	$11	$2,043	$—	$2,054
Restructuring and integration costs:
Amounts provided for during 2017	631	1,774	—	2,405
Cash payments	(642)	(2,341)	—	(2,983)
Exit activity liability at December 31, 2017	$—	$1,476	$—	$1,476
Restructuring and integration costs:
Amounts provided for during 2018	—	353	—	353
Cash payments	—	(1,525)	—	(1,525)
Exit activity liability at December 31, 2018	$—	$304	$—	$304

Orlando Plant Rationalization Program

In January 2017, to further our ongoing efforts to improve operating efficiencies and reduce costs, we finalized our intention to implement a plant rationalization initiative at our Orlando, Florida facility.  As part of the Orlando plant rationalization, all of our Orlando, Florida production activities have been relocated to our Independence, Kansas manufacturing facility.  In addition, certain production activities were relocated from our Independence, Kansas manufacturing facility to our Reynosa, Mexico manufacturing facility and our Orlando, Florida facility was closed.  As of December 31, 2018, the Orlando plant rationalization program is substantially completed.  The remaining aggregate liability related to the program as of December 31, 2018 consists of future cash severance payments to be made to former employees.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Activity, by segment, for the year ended December 31, 2018 related to our Orlando plant rationalization program consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2016	$—	$—	$—	$—
Restructuring and integration costs:
Amounts provided for during 2017	1,758	—	—	1,758
Cash payments	(772)	—	—	(772)
Exit activity liability at December 31, 2017	$986	$—	$—	$986
Restructuring and integration costs:
Amounts provided for during 2018	1,479	—	—	1,479
Non-cash usage, including asset writedowns	(12)	—	—	(12)
Cash payments	(2,015)	—	—	(2,015)
Exit activity liability at December 31, 2018	$438	$—	$—	$438

Integration Costs

Wire and Cable Relocation

In connection with our acquisition of the North American automotive ignition wire business of General Cable Corporation in May 2016, we incurred certain integration expenses, including costs incurred in connection with the consolidation of the General Cable Corporation Altoona, Pennsylvania wire distribution center into our existing wire distribution center in Edwardsville, Kansas and the relocation of certain machinery and equipment.  In October 2016, we further announced our plan to relocate all production from the acquired Nogales, Mexico wire set assembly operation to our existing wire assembly facility in Reynosa, Mexico and to close the Nogales, Mexico plant.  As of December 31, 2018, the wire and cable relocation program is substantially completed.  All of our Nogales, Mexico production activities have been relocated to our Reynosa, Mexico assembly facility and our Nogales, Mexico plant was closed.

Activity, by segment, for the year ended December 31, 2018 and 2017 related to our wire and cable relocation program consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2016	$522	$—	$—	$522
Restructuring and integration costs:
Amounts provided for during 2017	1,759	—	—	1,759
Cash payments	(1,926)	—	—	(1,926)
Foreign currency exchange rate changes	37	—	—	37
Exit activity liability at December 31, 2017	$392	$—	$—	$392
Restructuring and integration costs:
Amounts provided for during 2018	1,394	—	—	1,394
Non-cash usage, including asset write-downs	(169)	—	—	(169)
Cash payments	(1,644)	—	—	(1,644)
Foreign currency exchange rate changes	27	—	—	27
Exit activity liability at December 31, 2018	$—	$—	$—	$—

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Sale of Receivables

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

Pursuant to these agreements, we sold $720 million and $780.5 million of receivables for the years ended December 31, 2018 and 2017, respectively, which was reflected as a reduction of accounts receivable in the consolidated balance sheet at the time of sale.  A charge in the amount of $24.4 million, $22.6 million and $19.3 million related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016, respectively.  If we do not enter into these arrangements or if any of the financial institutions with which we enter into these arrangements were to experience financial difficulties or otherwise terminate these arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures to collect future trade accounts receivable.

7.	Inventories

	December 31, 2018	December 31, 2017
	(In thousands)

Finished goods	$226,802	$209,800
Work-in-process	10,527	7,536
Raw materials	112,482	109,075
Subtotal	349,811	326,411
Unreturned customer inventories (1)	20,484	—
Total inventories	$370,295	$326,411

(1)
The adoption of ASU 2014-09 using the modified retrospective method resulted in the recording of unreturned customer inventories commencing on January 1, 2018, see Note 1, “Summary of Significant Accounting Policies” for additional information.

8.	Property, Plant and Equipment

	December 31,
	2018	2017
	(In thousands)
Land, buildings and improvements	$40,126	$46,930
Machinery and equipment	136,526	132,467
Tools, dies and auxiliary equipment	49,365	45,769
Furniture and fixtures	29,169	28,352
Leasehold improvements	11,386	10,348
Construction-in-progress	10,317	16,318
Total property, plant and equipment	276,889	280,184
Less accumulated depreciation	186,135	191,081
Total property, plant and equipment, net	$90,754	$89,103

Depreciation expense was $16.1 million in 2018, $15.4 million in 2017 and $12.8 million 2016.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.	Goodwill and Other Intangible Assets

Goodwill

We assess the impairment of long‑lived and identifiable intangibles assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  With respect to goodwill, we test for impairment on an annual basis or in interim periods if an event occurs or circumstances change that may indicate the fair value of a reporting unit is below its carrying amount.  We completed our annual impairment test of goodwill as of December 31, 2018.

When performing our evaluation of goodwill for impairment, if we conclude qualitatively that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is not required.  If we are unable to reach this conclusion, then we would perform the two-step impairment test.  In the first step, the fair value of the reporting unit is compared to its carrying amount.  To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit; we are required to perform a second step, as this is an indication that the reporting unit goodwill may be impaired.  In this step, we compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill and recognize a charge for impairment to the extent the carrying value exceeds the implied fair value.

As of December 31, 2018, we performed a qualitative assessment of the likelihood of a goodwill impairment for both the Engine Management and Temperature Control reporting units.  Based upon our qualitative assessment, we determined that it was not more likely than not that the fair value of the each of the Engine Management and Temperature Control reporting units were less than their respective carrying amounts. As such, we concluded that the two-step impairment test would not be required, and that there would be no required goodwill impairment charge as of December 31, 2018 at each of the Engine Management and Temperature Control reporting units.  We did not have a goodwill impairment charge as of December 31, 2018, and we do not believe that future impairments are probable.

Changes in the carrying values of goodwill by operating segment during the years ended December 31, 2018 and 2017 are as follows (in thousands):

	Engine Management	Temperature Control	Total
Balance as of December 31, 2016:
Goodwill	$91,449	$14,270	$105,719
Accumulated impairment losses	(38,488)	—	(38,488)
	$52,961	$14,270	$67,231
Activity in 2017
Foreign currency exchange rate change	182	—	182
Balance as of December 31, 2017:
Goodwill	91,631	14,270	105,901
Accumulated impairment losses	(38,488)	—	(38,488)
	$53,143	$14,270	$67,413
Activity in 2018
Foreign currency exchange rate change	(92)	—	(92)
Balance as of December 31, 2018:
Goodwill	91,539	14,270	105,809
Accumulated impairment losses	(38,488)	—	(38,488)
	$53,051	$14,270	$67,321

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Acquired Intangible Assets

Acquired identifiable intangible assets as of December 31, 2018 and 2017 consist of:

	December 31,
	2018	2017
	(In thousands)
Customer relationships	$87,195	$87,290
Trademarks and trade names	6,800	6,800
Non-compete agreements	3,193	3,193
Patents	723	723
Supply agreements	800	800
Leaseholds	160	160
Total acquired intangible assets	98,871	98,966
Less accumulated amortization (1)	(51,391)	(43,853)
Net acquired intangible assets	$47,480	$55,113

(1)	Applies to all intangible assets, except for related trademarks and trade names totaling $5.2 million, which have indefinite useful lives and, as such, are not being amortized.

Total amortization expense for acquired intangible assets was $7.6 million for the year ended December 31, 2018, $8 million for the year ended December 31, 2017, and $7.1 million for the year ended December 31, 2016.  Based on the current estimated useful lives assigned to our intangible assets, amortization expense is estimated to be $6.3 million for 2019, $5.9 million in 2020, $4.6 million in 2021, $3 million in 2022 and $22.5 million in the aggregate for the years 2023 through 2031.

Other Intangible Assets

Other intangible assets include computer software.  Computer software as of December 31, 2018 and 2017 totaled $17.2 million.  Total accumulated computer software amortization as of December 31, 2018 and 2017 was $16.3 million and $16.1 million, respectively.  Computer software is amortized over its estimated useful life of 3 to 10 years.  Amortization expense for computer software was $0.4 million, $0.5 million and $0.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

10.	Investments in Unconsolidated Affiliates

	December 31,
	2018	2017
	(In thousands)
Foshan GWOYNG SMP Vehicle Climate Control & Cooling Products Co. Ltd.	$17,764	$14,406
Foshan FGD SMP Automotive Compressor Co. Ltd	12,547	12,616
Orange Electronic Co. Ltd	2,158	4,162
Total	$32,469	$31,184

Investment in Foshan FGD SMP Automotive Compressor Co. Ltd.

In November 2017, we formed a 50/50 joint venture with Foshan Guangdong Automotive Air Conditioning Co., Ltd. (“FGD”), a China-based manufacturer of air conditioning compressors for the automotive aftermarket and the Chinese OE market.  We acquired our 50% interest in the joint venture for approximately $12.5 million.  Payment for our acquired interest in the joint venture was made in installments with approximately $6.8 million paid in 2017 and the balance of $5.7 million paid in January 2018.  We determined that due to a lack of a voting majority, and other qualitative factors, we do not control the operations of the joint venture and accordingly, our investment in the joint venture is accounted for under the equity method of accounting.  During the year ended December 31, 2018, we made purchases from FGD of approximately $5.2 million.  Purchases from FGD from the date of acquisition through December 31, 2017 were not significant.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Investment in Foshan GWOYNG SMP Vehicle Climate Control & Cooling Products Co. Ltd.

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

In March 2018, we acquired an additional 15% equity interest in the joint venture for RMB 26,475,583 (approximately $4.2 million), thereby increasing our equity interest in the joint venture to 65%.  The $4.2 million payment for our additional 15% investment was made in cash installments throughout 2018.  Although we have increased our equity interest in the joint venture to 65%, the minority shareholder will maintain participating rights that will allow it to participate in certain significant financial and operating decisions that occur in the ordinary course of business.  As a result of the existence of these substantive participating rights of the minority shareholder, we will continue to account for our investment in the joint venture under the equity method of accounting.  During the years ended December 31, 2018 and 2017, we made purchases from Gwo Yng of approximately $14.9 million and $15.1 million, respectively.

Investment in Orange Electronic Co. Ltd.

In January 2013, we acquired an approximate 25% minority interest in Orange Electronic Co., Ltd. (“Orange”) for $6.3 million.  Orange is a manufacturer of tire pressure monitoring system sensors and is located in Taiwan.  As of December 31, 2018, our minority interest in Orange of 19.4% is accounted for using the equity method of accounting as we have the ability to exercise significant influence.  During each of the fourth quarters of 2018 and 2017, after a review of the recent financial performance and near term prospects for Orange, we determined that the decline in quoted market prices below the carrying amount of our investment in Orange was other than temporary and, as such, recognized a noncash impairment charge of approximately $1.7 million and $1.8 million, respectively, in each quarter.  The impairment charge has been reported in our Engine Management Segment and is included in other non-operating income (expense), net in our consolidated statements of operations.  Purchases from Orange during the years ended December 31, 2018 and 2017 were approximately $4.9 million and $4.3  million, respectively.

11.	Other Assets

	December 31,
	2018	2017
	(In thousands)
Deferred compensation	$14,020	$13,612
Deferred financing costs, net	876	630
Other	723	853
Total other assets, net	$15,619	$15,095

Deferred compensation consists of assets held in a nonqualified defined contribution pension plan as of December 31, 2018 and 2017, respectively.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	December 31,
	2018	2017
	(In thousands)
Revolving credit facilities	$43,689	$57,000
Other (1)	5,530	4,778
Total debt	$49,219	$61,778

Current maturities of debt	$49,066	$61,699
Long-term debt	153	79
Total debt	$49,219	$61,778

(1)
Other includes borrowings under our Polish overdraft facility of Zloty 19.9 million (approximately $5.3 million) and Zloty 16.2 million (approximately $4.7 million) as of December 31, 2018 and 2017, respectively.

Maturities of long-term debt are not material for the year ended December 31, 2018 and beyond.

Revolving Credit Facility

In December 2018, we amended our Credit Agreement with JPMorgan Chase Bank, N.A., as agent, and a syndicate of lenders.  The amended credit agreement provides for a senior secured revolving credit facility with a line of credit of up to $250 million (with an additional $50 million accordion feature) and extends the maturity date to December 2023.  The line of credit under the amended credit agreement also allows for a $10 million line of credit to Canada as part of the $250 million available for borrowing.  Direct borrowings under the amended credit agreement bear interest at LIBOR plus a margin ranging from 1.25% to 1.75% based on our borrowing availability, or floating at the alternate base rate plus a margin ranging from 0.25% to 0.75% based on our borrowing availability, at our option.  The amended credit agreement is guaranteed by certain of our subsidiaries and secured by certain of our assets.

Borrowings under the amended credit agreement are secured by substantially all of our assets, including accounts receivable, inventory and certain fixed assets, and those of certain of our subsidiaries.  Availability under the amended credit agreement is based on a formula of eligible accounts receivable, eligible drafts presented to the banks under our factoring agreements, eligible inventory, eligible equipment and eligible fixed assets.  After taking into account outstanding borrowings under the amended credit agreement, there was an additional $203.1 million available for us to borrow pursuant to the formula at December 31, 2018.  Outstanding borrowings under the credit agreement, which are classified as current liabilities, were $43.7 million and $57 million at December 31, 2018 and 2017, respectively.  Borrowings under the credit agreement have been classified as current liabilities based upon the accounting rules and certain provisions in the agreement.

At December 31, 2018, the weighted average interest rate on our amended credit agreement was 3.9%, which consisted of $40 million in direct borrowings at 3.4% and an alternative base rate loan of $3.7 million at 5.8%.  At December 31, 2017, the weighted average interest rate on our credit agreement was 2.7%, which consisted of $57 million in direct borrowings.  Our average daily alternative base rate loan balance was $1.8 million and $3.8 million during 2018 and 2017, respectively.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At any time that our borrowing availability is less than the greater of either (a) $25 million, or 10% of the commitments if fixed assets are not included in the borrowing base, or (b) $31.25 million, or 12.5% of the commitments if fixed assets are included in the borrowing base, the terms of the amended credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain a fixed charge coverage ratio of 1:1 at the end of each fiscal quarter (rolling four quarters).  As of December 31, 2018, we were not subject to these covenants.  The amended credit agreement permits us to pay cash dividends of $20 million and make stock repurchases of $20 million in any fiscal year subject to a minimum availability of $25 million.  Provided specific conditions are met, the amended credit agreement also permits acquisitions, permissible debt financing, capital expenditures, and cash dividend payments and stock repurchases of greater than $20 million.

Polish Overdraft Facility

Our Polish subsidiary, SMP Poland sp. z.o.o., has entered into an overdraft facility with HSBC Bank Polska S.A. (“HSBC Poland”) for Zloty 30 million (approximately $8 million).  The facility, as amended, expires in December 2019.  Borrowings under the overdraft facility will bear interest at a rate equal to WIBOR + 0.75% and are guaranteed by Standard Motor Products, Inc., the ultimate parent company.  At December 31, 2018 and 2017, borrowings under the overdraft facility were Zloty 19.9 million (approximately $5.3 million) and Zloty 16.2 million (approximately $4.7 million), respectively.

Deferred Financing Costs

We have deferred financing costs of approximately $1.1 million and $1 million as of December 31, 2018 and 2017, respectively.  Deferred financing costs as of December 31, 2018 are related to our revolving credit facility.  In connection with the amendment to our Credit Agreement with JPMorgan Chase Bank, N.A., as agent, entered into in December 2018, we incurred and capitalized approximately $0.5 million of deferred financing costs related to bank, legal, and other professional fees which are being amortized, along with the preexisting deferred financing costs, through 2023, the term of the amended agreement.

Scheduled amortization for future years, assuming no prepayments of principal is as follows:

(In thousands)
2019	$223
2020	224
2021	223
2022	224
2023	205
Total amortization	$1,099

13.	Stockholders’ Equity

We have authority to issue 500,000 shares of preferred stock, $20 par value, and our Board of Directors is vested with the authority to establish and designate any series of preferred, to fix the number of shares therein and the variations in relative rights as between each series.  In December 1995, our Board of Directors established a new series of preferred shares designated as Series A Participating Preferred Stock. The number of shares constituting the Series A Preferred Stock is 30,000.  The Series A Preferred Stock is designed to participate in dividends, ranks senior to our common stock as to dividends and liquidation rights and has voting rights.  Each share of the Series A Preferred Stock shall entitle the holder to one thousand votes on all matters submitted to a vote of the stockholders of the Company.  No such shares were outstanding at December 31, 2018 and 2017.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During 2015, our Board of Directors authorized the purchase of up to $20 million of our common stock under stock repurchase programs.  Under these programs, during the years ended December 31, 2015 and 2016, we repurchased 551,791 and 10,135 shares of our common stock, respectively, in the open market at a total cost of $19.6 million and $0.4 million, respectively, thereby completing the 2015 Board of Directors’ authorizations.  Our Board of Directors did not authorize a stock repurchase program in 2016.

During 2017, our Board of Directors authorized the purchase of up to $30 million of our common stock under stock repurchase programs.  Under these programs, during the years ended December 31, 2017 and 2018, we repurchased 539,760 and 112,307 shares of our common stock, respectively, in the open market at a total cost of $24.8 million and $5.2 million, respectively, thereby completing the 2017 Board of Directors’ authorizations.

In May 2018, our Board of Directors authorized the purchase of up to an additional $20 million of our common stock under a new stock repurchase program.  Stock will be purchased from time to time, in the open market or through private transactions, as market conditions warrant.  Under this program, during the year ended December 31, 2018, we repurchased 201,484 shares of our common stock at a total cost of $9.3 million.  As of December 31, 2018, there was approximately $10.7 million available for future stock purchases under the program.  During the period from January 1, 2019 through February 15, 2019, we have not repurchased any additional shares of our common stock under the program.

14.	Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income by Component (in thousands)
	Foreign Currency Translation Adjustments	Unrecognized Postretirement Benefit Costs (Credit)	Total
Balance at December 31, 2016	$(11,252)	$224	$(11,028)
Other comprehensive income before reclassifications	7,027	289	7,316
Amounts reclassified from accumulated other comprehensive income	—	(397)	(397)
Other comprehensive income, net	7,027	(108)	6,919
Balance at December 31, 2017	$(4,225)	$116	$(4,109)
Other comprehensive income before reclassifications	(5,473)	149	(5,324)
Amounts reclassified from accumulated other comprehensive income	—	(161)	(161)
Other comprehensive income, net	(5,473)	(12)	(5,485)
Balance at December 31, 2018	$(9,698)	$104	$(9,594)

Reclassifications Out of Accumulated Other Comprehensive Income and into the Consolidated Statements of Operations (in thousands)

	Year Ended December 31,
Details About Accumulated Other Comprehensive Income Components	2018	2017
Amortization of postretirement benefit plans:
Prior service benefit (1)	$—	$—
Unrecognized (gain) loss (1)	(268)	(661)
Total before income tax	(268)	(661)
Income tax expense	107	264
Total reclassifications for the period	$(161)	$(397)

(1)
These accumulated other comprehensive income components are included in the computation of net periodic postretirement benefit costs, which are included in other non-operating income (expense), net in our consolidated statements of operations (see Note 17 for additional information).

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

We account for our stock-based compensation plans in accordance with the provisions of FASB ASC 718, Stock Compensation, which requires that a company measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  The service period is the period of time that the grantee must provide services to us before the stock-based compensation is fully vested.  The grant-date fair value of the award is recognized as an expense on a straight-line basis over the requisite service periods in our consolidated statements of operations.  Forfeitures are estimated at the time of grant based on historical trends in order to estimate the amount of share-based awards that will ultimately vest.  We monitor actual forfeitures for any subsequent adjustment to forfeiture rates.

Stock-based compensation expense under our existing plans was $7.4 million ($5.5 million, net of tax), $7.1 million ($3.2 million, net of tax), and $5.7 million ($3.6 million, net of tax) for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Under the 2016 Omnibus Incentive Plan, 1,100,000 shares are authorized to be issued.  At December 31, 2018, under the plan, there were an aggregate of (a) 606,879 shares of restricted and performance-based stock grants issued, net of forfeitures, and (b) 493,121 shares of common stock available for future grants.  For the year ended December 31, 2018, 198,004 restricted and performance-based shares were granted (144,504 restricted shares and 53,500 performance-based shares).

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

As related to restricted and performance stock shares, we recorded compensation expense of $7.4 million ($5.5 million, net of tax), $7.1 million ($3.2 million, net of tax) and $5.7 million ($3.6 million, net of tax), for the years ended December 31, 2018, 2017 and 2016, respectively.  The unamortized compensation expense related to our restricted and performance-based shares was $15.8 million and $16.6 million at December 31, 2018 and 2017, respectively and is expected to be recognized over a weighted average period of 4.3 years and 0.3 years for employees and directors, respectively, as of December 31, 2018 and over a weighted average period of 4.8 years and 0.3 years for employees and directors, respectively, as of December 31, 2017.

Our restricted and performance-based share activity was as follows for the years ended December 31, 2018 and 2017:

	Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2016	822,848	30.46
Granted	207,975	42.79
Vested	(169,615)	31.26
Forfeited	(7,250)	37.24
Balance at December 31, 2017	853,958	$33.25
Granted	198,004	39.36
Vested	(169,896)	39.92
Forfeited	(12,025)	42.40
Balance at December 31, 2018	870,041	$34.59

The weighted-average grant date fair value of restricted and performance-based shares outstanding as of December 31, 2018, 2017 and 2016 was $30.1 million (or $34.59 per share), $28.4 million (or $33.25 per share), and $25.1 million (or $30.46 per share), respectively.

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

Defined Contribution Plans

We maintain various defined contribution plans, which include profit sharing and provide retirement benefits for substantially all of our employees. Matching obligations, in connection with the plans which are funded in cash and typically contributed to the plans in March of the following year, are as follows (in thousands):

U.S. Defined Contribution
Year ended December 31,
2018	$8,928
2017	9,153
2016	8,625

We maintain a defined contribution Supplemental Executive Retirement Plan for key employees.  Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees.  In March 2017, contributions of $0.3 million were made related to calendar year 2016.  In March 2018, contributions of $0.6 million were made related to calendar year 2017.  We have recorded an obligation of $0.4 million for 2018.

We also have an Employee Stock Ownership Plan and Trust (“ESOP”) for employees who are not covered by a collective bargaining agreement.  In connection therewith, we maintain an employee benefits trust to which we contribute shares of treasury stock.  We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under the plan. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released. The trustees will vote the shares in accordance with its fiduciary duties.  During 2018, we contributed to the trust an additional 53,300 shares from our treasury and released 53,300 shares from the trust leaving 200 shares remaining in the trust as of December 31, 2018.  The provision for expense in connection with the ESOP was approximately $2.6 million in 2018, $2.2 million in 2017 and $2 million in 2016.

Defined Benefit Pension Plan

We maintain a defined benefit unfunded Supplemental Executive Retirement Plan (“SERP”).  The SERP, as amended, is a defined benefit plan pursuant to which we will pay supplemental pension benefits to certain key employees upon the attainment of a contractual participant’s payment date based upon the employees’ years of service and compensation.  There was no benefit obligation outstanding related to the SERP as of December 31, 2018 and 2017.

We recorded no expense related to the plan during the years ended December 31, 2018, December 31, 2017 and December 31, 2016.

17.	Postretirement Medical Benefits

We provided, and continue to provide, certain medical and dental care benefits to eligible retired U.S. and Canadian employees. Under the U.S. plan, for non-union employees, a Health Reimbursement Account (“HRA”) was established beginning January 1, 2009 for each qualified U.S. retiree.  Annually, and through the year ended December 31, 2016, a fixed amount was credited into the HRA to cover both medical and dental costs for all current and future eligible retirees.  Under the Canadian plan, retiree medical and dental benefits were funded using insurance contracts.  Premiums under the insurance contracts were funded on a pay-as-you-go basis.  The postretirement medical plans to substantially all eligible U.S. and Canadian employees terminated on December 31, 2016.  For U.S. plan participants, balances in the HRA accounts at December 31, 2016 remained available for use until December 31, 2018.  Any remaining balance at December 31, 2018 was forfeited.  Postretirement medical and dental benefits to eligible employees will continue to be provided to the 20 former union employees in the U.S.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The benefit obligation, funded status, and amounts recognized in the consolidated financial statements for our postretirement medical benefit plan as of and for the years ended December 31, 2018 and 2017, were as follows (in thousands):

	Postretirement
	Benefit Plan
	U.S. Plan
	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$672	$1,574
Service cost	—	—
Interest cost	6	8
Benefits paid	(201)	(429)
Actuarial gain	(247)	(481)
Benefit obligation at end of year	$230	$672
(Unfunded) status of the plan	$(230)	$(672)

The benefit obligation as of December 31, 2018 relates solely to postretirement medical and dental benefits to the 20 eligible former union employees in the U.S.

	Postretirement
	Benefit Plan
	U.S. Plan
	2018	2017
Amounts recognized in the balance sheet:
Accrued postretirement benefit liabilities	$230	$672
Accumulated other comprehensive (income) loss (pre-tax) related to:
Unrecognized net actuarial losses (gains)	(173)	(194)

Net periodic benefit cost related to our plans includes the following components (in thousands):

	December 31,
U.S. postretirement plan:	2018	2017 (1)	2016 (1)
Service cost	$—	$—	$—
Interest cost	6	8	11
Actuarial net (gain) loss	(268)	(661)	809
Net periodic benefit cost (credit)	$(262)	$(653)	$820

Canadian postretirement plan:
Service cost	$—	$—	$—
Interest cost	—	—	2
Amortization of prior service cost	—	—	(54)
Actuarial net gain	—	—	(46)
Net periodic benefit cost (credit)	$—	$—	$(98)
Total net periodic benefit cost (credit)	$(262)	$(653)	$722

(1)
Net periodic benefit cost (credit) has been reclassified from selling, general and administrative expenses to other non-operating income (expense), net on our consolidated statement of operations upon adoption of ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, see Note 1, “Summary of Significant Accounting Policies” for additional information.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The estimated net gain that is expected to be amortized from accumulated other comprehensive income into postretirement medical benefits cost during 2019 is not material.

Actuarial discount rate assumptions used to determine costs and benefit obligations related to our U.S. and Canadian postretirement plans reflect the short term nature of the plans as the plans to substantially all eligible employees terminated on December 31, 2016.  The actuarial discount rate used for the U.S. postretirement plan was 0% for each of December 31, 2018, 2017 and 2016; and 3% for the Canadian postretirement plan as of December 31, 2016.  The Company’s discount rates were determined considering the short term nature of the plans, and the current yield curves for high quality, long-term fixed income instruments.

The following benefit payments which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2019	$39
2020	36
2021	32
2022	29
2023	25
Years 2024 – 2028	76

A one-percentage-point change in assumed health care cost trend rates would not have a material impact on our plans for 2019.

18.	Other Non-Operating Income (Expense), Net

The components of other non-operating income (expense), net are as follows:

	Year Ended December 31,
	2018	2017 (2)	2016 (2)
	(In thousands)
Interest and dividend income	$80	$91	$153
Equity income (loss) from joint ventures (1)	(768)	(602)	2,029
Gain (loss) on foreign exchange	(120)	950	(276)
Postretirement plan net periodic benefit credit (cost)	262	653	(722)
Other non-operating income, net	135	158	153
Total other non-operating income (expense), net	$(411)	$1,250	$1,337

(1)
Year ended December 31, 2018 and 2017 includes a noncash impairment charge of approximately $1.7 million and $1.8 million, respectively, related to our minority interest investment in Orange Electronic Co., Ltd.  (See Note 10, “Investments in Unconsolidated Affiliates” for additional information).

(2)
Net periodic benefit credit (cost) has been reclassified from selling, general and administrative expenses to other non-operating income (expense), net on our consolidated statement of operations upon adoption of ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, see Note 1, “Summary of Significant Accounting Policies” for additional information.

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

As related to the deemed repatriation of earnings of foreign subsidiaries, the Act includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries.  As a result, all previously unremitted earnings for which no U.S. deferred tax liability had been accrued are now subject to U.S. tax.  In accordance with the guidelines provided in the Act, as of December 31, 2017 we have aggregated our estimated foreign earnings and profits, and utilized participating deductions and available foreign tax credits.  The gross repatriation tax was $2.3 million, which was offset by $0.9 million of foreign tax credits for a net repatriation tax charge of $1.4 million.  The net repatriation tax of $1.4 million was recorded in the fourth quarter of 2017.  During 2018, we refined and updated our calculation of the gross repatriation tax to $2.7 million, which was paid to the U.S. Treasury.  The difference in the refined and updated repatriation tax and what was previously recorded in the fourth quarter of 2017 was reflected in the 2018 tax provision.  Notwithstanding the U.S. taxation of these amounts, we intend to continue to invest most or all of these earnings indefinitely outside of the U.S., and do not expect to incur any significant additional taxes related to such amounts.

The income tax provision (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
Domestic	$26,821	$30,742	$33,156
Foreign	3,180	3,139	3,628
Total current	30,001	33,881	36,784

Deferred:
Domestic	(10,132)	18,833	(387)
Foreign	108	98	(239)
Total deferred	(10,024)	18,931	(626)
Total income tax provision	$19,977	$52,812	$36,158

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Reconciliations between taxes at the U.S. Federal income tax rate and taxes at our effective income tax rate on earnings from continuing operations before income taxes are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016

U.S. Federal income tax rate of 21% in 2018, 35% in 2017 and 35% in 2016	$16,135	$33,755	$34,500
Increase (decrease) in tax rate resulting from:
State and local income taxes, net of federal income tax benefit	2,781	3,138	2,944
Income tax (tax benefits) attributable to foreign income	1,598	(149)	(887)
Other non-deductible items, net	(559)	(1,319)	(464)
Impact of Tax Cuts and Jobs Act	—	17,515	—
Change in valuation allowance	22	(128)	65
Provision for income taxes	$19,977	$52,812	$36,158

The following is a summary of the components of the net deferred tax assets and liabilities recognized in the accompanying consolidated balance sheets (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Inventories	$12,798	$11,498
Allowance for customer returns	16,836	8,678
Postretirement benefits	58	170
Allowance for doubtful accounts	1,371	1,181
Accrued salaries and benefits	9,147	8,500
Capital loss	—	154
Tax credit carryforwards	272	272
Deferred gain on building sale	—	55
Accrued asbestos liabilities	11,872	8,886
Other	127	—
	52,481	39,394
Valuation allowance	(399)	(377)
Total deferred tax assets	52,082	39,017
Deferred tax liabilities:
Depreciation	7,755	5,495
Other	1,993	1,102
Total deferred tax liabilities	9,748	6,597

Net deferred tax assets	$42,334	$32,420

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The valuation allowance of $0.4 million as of December 31, 2018 is intended to provide for uncertainty regarding the ultimate realization of our U.S. foreign tax credit carryovers and foreign net operating loss carryovers.  Based on these considerations, we believe it is more likely than not that we would realize the benefit of the net deferred tax asset of $42.3 million as of December 31, 2018, which is net of the remaining valuation allowance.

At December 31, 2018, we have foreign tax credit carryforwards of approximately $0.3 million that will expire in varying amounts by 2021.

In accordance with generally accepted accounting practices, we recognize in our financial statements only those tax positions that meet the more-likely-than-not recognition threshold.  We establish tax reserves for uncertain tax positions that do not meet this threshold.  During the years ended December 31, 2018, 2017 and 2016, we did not establish a liability for uncertain tax positions.

We are subject to taxation in the U.S. and various state, local and foreign jurisdictions.  As of December 31, 2018, the Company is no longer subject to U.S. Federal tax examinations for years before 2015.  We remain subject to examination by state and local tax authorities for tax years 2014 through 2017.  Foreign jurisdictions have statutes of limitations generally ranging from 2 to 6 years.  Years still open to examination by foreign tax authorities in major jurisdictions include Canada (2014 onward), Hong Kong (2013 onward), Mexico (2014 onward) and Poland (2013 onward).  We do not presently anticipate that our unrecognized tax benefits will significantly increase or decrease over the next 12 months; however, actual developments in this area could differ from those currently expected.

20.	Fair Value Measurements

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21.	Earnings Per Share

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

	Year Ended December 31,
	2018	2017	2016
Basic Net Earnings Per Common Share:
Earnings from continuing operations	$56,854	$43,630	$62,412
Loss from discontinued operations	(13,851)	(5,654)	(1,982)
Net earnings available to common stockholders	$43,003	$37,976	$60,430

Weighted average common shares outstanding	22,456	22,726	22,723

Earnings from continuing operations per common share	$2.53	$1.92	$2.75
Loss from discontinued operations per common share	(0.62)	(0.25)	(0.09)
Basic net earnings per common share	$1.91	$1.67	$2.66

Diluted Net Earnings Per Common Share:
Earnings from continuing operations	$56,854	$43,630	$62,412
Loss from discontinued operations	(13,851)	(5,654)	(1,982)
Net earnings available to common stockholders	$43,003	$37,976	$60,430

Weighted average common shares outstanding	22,456	22,726	22,723
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock and performance-based stock	476	472	360
Weighted average common shares outstanding – Diluted	22,932	23,198	23,083

Earnings from continuing operations per common share	$2.48	$1.88	$2.70
Loss from discontinued operations per common share	(0.60)	(0.24)	(0.08)
Diluted net earnings per common share	$1.88	$1.64	$2.62

The shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):

	2018	2017	2016
Restricted and performance shares	249	248	304

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22.	Industry Segment and Geographic Data

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

The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1).  The following tables contain financial information for each reportable segment (in thousands):

	Year Ended December 31,
	2018	2017 (b)	2016 (b)
Net sales (a):
Engine Management	$803,487	$829,413	$765,539
Temperature Control	278,456	279,127	283,740
Other	10,108	7,603	9,203
Total net sales	$1,092,051	$1,116,143	$1,058,482

Intersegment sales (a):
Engine Management	$23,367	$24,995	$22,268
Temperature Control	8,160	7,334	7,293
Other	(31,527)	(32,329)	(29,561)
Total intersegment sales	$—	$—	$—

Depreciation and Amortization:
Engine Management	$17,858	$17,981	$15,008
Temperature Control	4,704	4,373	4,287
Other	1,542	1,562	1,162
Total depreciation and amortization	$24,104	$23,916	$20,457

Operating income (loss):
Engine Management	$84,844	$97,403	$101,529
Temperature Control	14,586	19,609	17,563
Other	(18,162)	(19,491)	(20,303)
Total operating income	$81,268	$97,521	$98,789

Investment in unconsolidated affiliates:
Engine Management	$2,158	$4,162	$6,221
Temperature Control	30,311	27,022	13,703
Other	—	—	—
Total investment in unconsolidated affiliates	$32,469	$31,184	$19,924

Capital expenditures:
Engine Management	$11,435	$17,750	$14,202
Temperature Control	7,245	5,151	3,652
Other	1,461	1,541	3,067
Total capital expenditures	$20,141	$24,442	$20,921

Total assets:
Engine Management	$553,480	$527,200	$506,625
Temperature Control	205,039	177,006	171,136
Other	84,613	83,361	90,936
Total assets	$843,132	$787,567	$768,697

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(a)	Segment net sales include intersegment sales in our Engine Management and Temperature Control segments.

(b)
Net sales and intersegment sales for 2017 and 2016 have not been restated and are reported under accounting standards in effect in the period presented, as we adopted ASU 2014-09, Revenue from Contracts with Customers, on January 1, 2018 using the modified retrospective method.

Other consists of the elimination of intersegment sales from our Engine Management and Temperature Control segments, as well as items pertaining to our Canadian business unit that does not meet the criteria of a reportable operating segment and our corporate headquarters function.

Reconciliation of segment operating income to net earnings:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Operating income	$81,268	$97,521	$98,789
Other non-operating income (expense), net	(411)	1,250	1,337
Interest expense	4,026	2,329	1,556
Earnings from continuing operations before taxes	76,831	96,442	98,570
Income tax expense	19,977	52,812	36,158
Earnings from continuing operations	56,854	43,630	62,412
Discontinued operations, net of tax	(13,851)	(5,654)	(1,982)
Net earnings	$43,003	$37,976	$60,430

	Year Ended December 31,
	2018	2017 (b)	2016 (b)
Revenues (a):	(In thousands)
United States	$974,360	$1,001,003	$952,019
Canada	57,335	52,005	53,324
Mexico	23,650	24,521	24,429
Europe	13,578	14,088	14,703
Other foreign	23,128	24,526	14,007
Total revenues	$1,092,051	$1,116,143	$1,058,482

	December 31,
	2018	2017	2016
Long-lived assets (c):	(In thousands)
United States	$198,494	$202,875	$204,592
Canada	2,718	2,017	1,344
Mexico	4,012	4,449	3,877
Europe	16,880	18,530	13,612
Other foreign	32,470	31,185	19,924
Total long-lived assets	$254,574	$259,056	$243,349

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(a)	Revenues are attributed to countries based upon the location of the customer.
(b)
Revenues for 2017 and 2016 have not been restated and are reported under accounting standards in effect in the period presented, as we adopted ASU 2014-09, Revenue from Contracts with Customers, on January 1, 2018 using the modified retrospective method.

(c)	Long-lived assets are attributed to countries based upon the location of the assets.

Our five largest individual customers accounted for approximately 70% of our consolidated net sales in 2018, 2017 and 2016.  During 2018, O’Reilly, NAPA, Advance, and AutoZone accounted for 22%, 17%, 16% and 11% of our consolidated net sales, respectively.  Net sales from each of the customers were reported in both our Engine Management and Temperature Control Segments.

For the disaggregation of our net sales from contracts with customers by geographic area, major product group and major sales channels for each of our segments, see Note 2, “Net Sales.”

23.	Commitments and Contingencies

Total rent expense for the three years ended December 31, 2018 was as follows (in thousands):

	Total	Real Estate	Other
2018	$12,605	$9,272	$3,333
2017	11,954	8,983	2,971
2016	10,171	7,550	2,621

At December 31, 2018, we are obligated to make minimum rental payments through 2028, under operating leases, which are as follows (in thousands):

2019	$8,483
2020	7,382
2021	6,753
2022	5,763
2023	5,278
Thereafter	10,590
Total	$44,249

Warranties

We generally warrant our products against certain manufacturing and other defects.  These product warranties are provided for specific periods of time depending on the nature of the product.  As of December 31, 2018 and 2017, we have accrued $19.6 million and $20.9 million, respectively, for estimated product warranty claims included in accrued customer returns.  The accrued product warranty costs are based primarily on historical experience of actual warranty claims.  Warranty expense for each of the years 2018, 2017 and 2016 were $85.9 million, $94.4 million and $99.1 million, respectively.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table provides the changes in our product warranties:

	December 31,
	2018	2017
	(In thousands)
Balance, beginning of period	$20,929	$24,072
Liabilities accrued for current year sales	85,850	94,367
Settlements of warranty claims	(87,143)	(97,510)
Balance, end of period	$19,636	$20,929

Letters of Credit

At December 31, 2018, we had outstanding letters of credit with certain vendors aggregating approximately $3.1 million.  These letters of credit are being maintained as security for reimbursements to insurance companies and as security to the landlord of our administrative offices in Long Island City, New York.  The contract amount of the letters of credit is a reasonable estimate of their value as the value for each is fixed over the life of the commitment.

Change of Control Arrangements

We have a change in control arrangement with one key officer. In the event of a change of control (as defined in the agreement), the executive will receive severance payments and certain other benefits as provided in his agreement.

Asbestos

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying statement of operations.  When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001, and the amounts paid for settlements, awards of asbestos-related damages, and defense of such claims.  At December 31, 2018, approximately 1,430 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through December 31, 2018, the amounts paid for settled claims are approximately $25.6 million.  We do not have insurance coverage for the indemnity and defense costs associated with the claims we face.

In evaluating our potential asbestos-related liability, we have considered various factors including, among other things, an actuarial study of the asbestos related liabilities performed by an independent actuarial firm, our settlement amounts and whether there are any co-defendants, the jurisdiction in which lawsuits are filed, and the status and results of such claims.  As is our accounting policy, we consider the advice of actuarial consultants with experience in assessing asbestos-related liabilities to estimate our potential claim liability.  In addition, based on the information contained in the actuarial study and all other available information considered by us, we have concluded that no amount within the range of settlement payments was more likely than any other and, therefore, in assessing our asbestos liability we compare the low end of the range to our recorded liability to determine if an adjustment is required.  The methodology used to project asbestos-related liabilities and costs in our actuarial study considered: (1) historical data available from publicly available studies; (2) an analysis of our recent claims history to estimate likely filing rates into the future; (3) an analysis of our currently pending claims; and (4) an analysis of our settlements to date in order to develop average settlement values.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In accordance with our policy of performing an annual actuarial evaluation in the third quarter of each year, and whenever events or changes in circumstances indicate that additional provisions may be necessary, an actuarial study were performed as of August 31, 2018.  The results of the August 31, 2018 study included an estimate of our undiscounted liability for settlement payments and awards of asbestos-related damages, excluding legal costs and any potential recovery from insurance carriers, ranging from $37.1 million to $56.9 million for the period through 2061.  Based upon the results of the August 31, 2018 actuarial study, in September 2018 we increased our asbestos liability to $37.1 million, the low end of the range, and recorded an incremental pre-tax provision of $3.5 million in earnings (loss) from discontinued operations.

In November 2018, we were involved in an asbestos liability case in California, in which a jury returned a verdict in favor of the plaintiff for the gross amount of $8.6 million in compensatory damages.  Of this amount, we were held responsible for approximately $7.4 million, and we plan to pursue all rights of appeal. As a result of this asbestos case, our actuarial firm revised the results of the August 31, 2018 study.  The results of the revised actuarial study increased the low end of the estimated range of our undiscounted liability for settlement payments and awards of asbestos-related damages, excluding legal costs and any potential recovery from insurance carriers, from $37.1 million to $46.7 million, and increased the high end of the range from $56.9 million to $83.9 million for the period through 2061.  Based upon the results of the revised actuarial study, in December 2018, and in accordance with our practice, we increased our asbestos liability to $46.7 million, the low end of the range, and recorded an additional incremental pre-tax provision of $10.1 million in earnings (loss) from discontinued operations.  Future legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operations, are estimated, according to the revised study, to range from $45 million to $83.1 million.

We plan to perform an annual actuarial evaluation during the third quarter of each year for the foreseeable future and whenever events or changes in circumstances indicate that additional provisions may be necessary. Given the uncertainties associated with projecting such matters into the future and other factors outside our control, we can give no assurance that additional provisions will not be required. We will continue to monitor events and changes in circumstances surrounding these potential liabilities in determining whether to perform additional actuarial evaluations and whether additional provisions may be necessary.  At the present time, however, we do not believe that any additional provisions would be reasonably likely to have a material adverse effect on our liquidity or consolidated financial position.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

24.	Quarterly Financial Data (Unaudited)

	2018 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31
	(In thousands, except per share amounts)
Net sales	$246,970	$296,619	$286,636	$261,826
Gross profit	71,603	87,306	81,289	72,589
Earnings from continuing operations	12,157	19,273	16,827	8,597
Loss from discontinued operations, net of taxes	(8,837)	(3,524)	(882)	(608)
Net earnings	$3,320	$15,749	$15,945	$7,989
Net earnings from continuing operations per common share:
Basic	$0.54	$0.86	$0.75	$0.38
Diluted	$0.53	$0.84	$0.73	$0.37
Net earnings per common share:
Basic	$0.15	$0.70	$0.71	$0.36
Diluted	$0.14	$0.69	$0.69	$0.35

	2017 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31
	(In thousands, except per share amounts)
Net sales	$239,978	$281,058	$312,729	$282,378
Gross profit	69,345	82,535	90,666	84,110
Earnings (loss) from continuing operations	(8,106)	17,108	18,261	16,367
Loss from discontinued operations, net of taxes	(541)	(3,983)	(497)	(633)
Net earnings (loss)	$(8,647)	$13,125	$17,764	$15,734
Net earnings (loss) from continuing operations per common share:
Basic	$(0.36)	$0.75	$0.80	$0.72
Diluted	$(0.36)	$0.74	$0.78	$0.70
Net earnings (loss) per common share:
Basic	$(0.38)	$0.58	$0.78	$0.69
Diluted	$(0.38)	$0.57	$0.76	$0.67

Index
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, as part of this Report we have furnished a report regarding our internal control over financial reporting as of December 31, 2018. The report is under the caption “Management’s Report on Internal Control Over Financial Reporting” in “Item 8. Financial Statements and Supplementary Data,” which report is included herein.

(c)	Attestation Report of Independent Registered Public Accounting Firm.

KPMG LLP, our independent registered public accounting firm, has issued an opinion as to the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. The opinion is under the caption “Report of Independent Registered Public Accounting Firm−Internal Control Over Financial Reporting” in “Item 8. Financial Statements and Supplementary Data” for this attestation report, which is included herein.

(d)	Changes in Internal Control Over Financial Reporting.

During the quarter ended December 31, 2018 and subsequent to that date, we have not made changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this Item is incorporated herein by reference to the information in our Definitive Proxy Statement to be filed with the SEC in connection with our 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”) set forth under the captions “Election of Directors,”  “Management Information,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

The information required by this Item is incorporated herein by reference to the information in our 2019 Proxy Statement set forth under captions “Corporate Governance,” “Compensation Discussion & Analysis,” “Executive Compensation and Related Information” and “Report of the Compensation and Management Development Committee.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information in our 2019 Proxy Statement set forth under the captions “Executive Compensation and Related Information” and “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the information in our 2019 Proxy Statement set forth under the captions “Corporate Governance” and “Executive Compensation and Related Information.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information in our 2019 Proxy Statement set forth under the captions “Audit and Non-Audit Fees.”

Index
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	The Index to Consolidated Financial Statements of the Registrant under Item 8 of this Report is incorporated herein by reference as the list of Financial Statements required as part of this Report.

(2)	The following financial schedule and related report for the years 2018, 2017 and 2016 is submitted herewith:

Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not required, not applicable or the information is included in the financial statements or notes thereto.

(3)	Exhibits.

The exhibit list in the Exhibit Index is incorporated by reference as the list of exhibits required as part of this Report.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number

3.1	Restated By-Laws, dated May 23, 1996 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2017).

3.2	Restated Certificate of Incorporation, dated July 31, 1990 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2017).

3.3	Certificate of Amendment of the Certificate of Incorporation, dated February 15, 1996 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2017).

10.1
Amended and Restated Employee Stock Ownership Plan and Trust of Standard Motor Products, Inc., dated January 1, 2015 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2015).

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number

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

10.12
Credit Agreement, dated as of October 28, 2015, among Standard Motor Products, Inc., as borrower and the other loan parties thereto, and JPMorgan Chase Bank, N.A., as agent and lender, J.P. Morgan Securities LLC, as sole bookrunner and joint lead arranger, Bank of America, N.A. and Wells Fargo Bank, National Association, as co-syndication agents and joint lead arrangers, and the other lenders thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed October 30, 2015).

10.13
Standard Motor Products, Inc. 2016 Omnibus Incentive Plan and forms of related award agreements (incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-211461) filed on May 19, 2016).

10.14
First Amendment to Credit Agreement, dated as of December 10, 2018, among Standard Motor Products, Inc. and SMP Motor Products Ltd., as borrowers, JPMorgan Chase Bank, N.A., as agent and lender, and the other lenders thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed December 13, 2018).

10.15	Consulting Agreement, dated as of April 1, 2018, between Standard Motor Products, Inc. and John P. Gethin (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 4, 2018).

21	List of Subsidiaries of Standard Motor Products, Inc.

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (see signature page to Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
EXHIBIT INDEX

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

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
Chief Operating Officer and
Chief Financial Officer

New York, New York
February 20, 2019

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

February 20, 2019	/s/ Eric P. Sills
Eric P. Sills
Chief Executive Officer, President and Director
(Principal Executive Officer)

February 20, 2019	/s/ James J. Burke
James J. Burke
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

Index
February 20, 2019	/s/ Lawrence I. Sills
Lawrence I. Sills, Director

February 20, 2019	/s/ John P. Gethin
John P. Gethin, Director

February 20, 2019	/s/ Pamela Forbes Lieberman
Pamela Forbes Lieberman, Director

February 20, 2019	/s/ Patrick S. McClymont
Patrick S. McClymont, Director

February 20, 2019	/s/ Joseph W. McDonnell
Joseph W. McDonnell, Director

February 20, 2019	/s/ Alisa C. Norris
Alisa C. Norris, Director

February 20, 2019	/s/ Frederick D. Sturdivant
Frederick D. Sturdivant, Director

February 20, 2019	/s/ William H. Turner
William H. Turner, Director

February 20, 2019	/s/ Richard S. Ward
Richard S. Ward, Director

February 20, 2019	/s/ Roger M. Widmann
Roger M. Widmann, Director

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

Schedule II ‑ Valuation and Qualifying Accounts

Years ended December 31, 2018, 2017 and 2016

		Additions

Description	Balance at beginning of year	Charged to costs and expenses	Other		Deductions	Balance at end of year

Year ended December 31, 2018:
Allowance for doubtful accounts	$3,824,000	$325,000	$—		$(339,000)	$4,488,000
Allowance for discounts	1,143,000	10,359,000	—		10,303,000	1,199,000
	$4,967,000	$10,684,000	$—		$9,964,000	$5,687,000

Allowance for sales returns	$35,916,000	$132,390,000	$6,670,000	(1)	$117,543,000	$57,433,000

Year ended December 31, 2017:
Allowance for doubtful accounts	$3,353,000	$970,000	$—		$499,000	$3,824,000
Allowance for discounts	1,072,000	10,664,000	—		10,593,000	1,143,000
	$4,425,000	$11,634,000	$—		$11,092,000	$4,967,000

Allowance for sales returns	$40,176,000	$137,416,000	$—		$141,676,000	$35,916,000

Year ended December 31, 2016:
Allowance for doubtful accounts	$3,201,000	$949,000	$—		$797,000	$3,353,000
Allowance for discounts	1,045,000	10,039,000	—		10,012,000	1,072,000
	$4,246,000	$10,988,000	$—		$10,809,000	$4,425,000

Allowance for sales returns	$38,812,000	$138,407,000	$—		$137,043,000	$40,176,000

(1)
The other addition to the allowance for sales returns represents the cumulative effect of the changes made to our consolidated balance sheet as of January 1, 2018 for the adoption of ASU 2014-09, Revenue from Contracts with Customers.   For information related to our adoption of ASU 2014-09 see Note 1 “Summary of Significant Accounting Policies” of the Notes to our Consolidated Financial Statements in Item 8 of this Report.