Form 10-Q
period 2019-03-31
STANDARD MOTOR PRODUCTS, INC.
filed 2019-05-02
CIK 93389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2019

or

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
Yes ☐     No ☑

As of the close of business on April 30, 2019, there were 22,356,695 outstanding shares of the registrant’s Common Stock, par value $2.00 per share.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

Index
PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)	Three Months Ended March 31,
	2019	2018
	(Unaudited)

Net sales	$283,766	$261,826
Cost of sales	205,803	189,237
Gross profit	77,963	72,589
Selling, general and administrative expenses	60,000	57,717
Restructuring and integration expenses	—	2,836
Other income (expense), net	(6)	271
Operating income	17,957	12,307
Other non-operating income (expense), net	646	(31)
Interest expense	1,089	632
Earnings from continuing operations before taxes	17,514	11,644
Provision for income taxes	4,410	3,047
Earnings from continuing operations	13,104	8,597
Loss from discontinued operations, net of income taxes	(888)	(608)
Net earnings	$12,216	$7,989
Per Share Data:
Net earnings per common share – Basic:
Earnings from continuing operations	$0.58	$0.38
Discontinued operations	(0.04)	(0.02)
Net earnings per common share – Basic	$0.54	$0.36
Net earnings per common share – Diluted:
Earnings from continuing operations	$0.57	$0.37
Discontinued operations	(0.04)	(0.02)
Net earnings per common share – Diluted	$0.53	$0.35
Dividend declared per share	$0.23	$0.21
Average number of common shares	22,421,795	22,498,510
Average number of common shares and dilutive common shares	22,905,364	22,967,281

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(In thousands)	2019	2018
	(Unaudited)

Net earnings	$12,216	$7,989
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	695	2,219
Pension and postretirement plans	(5)	(5)
Total other comprehensive income, net of tax	690	2,214
Comprehensive income	$12,906	$10,203

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,746	$11,138
Accounts receivable, less allowances for discounts and doubtful accounts of $6,643 and $5,687 for 2019 and 2018, respectively	174,164	157,535
Inventories	365,251	349,811
Unreturned customer inventories	19,784	20,484
Prepaid expenses and other current assets	9,412	7,256
Total current assets	580,357	546,224

Property, plant and equipment, net of accumulated depreciation of $187,777 and $186,135 for 2019 and 2018, respectively	88,850	90,754
Operating lease right-of-use assets	37,301	—
Goodwill	67,370	67,321
Other intangibles, net	46,581	48,411
Deferred income taxes	41,126	42,334
Investments in unconsolidated affiliates	33,703	32,469
Other assets	17,446	15,619
Total assets	$912,734	$843,132

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$78,717	$43,689
Current portion of other debt	5,023	5,377
Accounts payable	96,878	94,357
Sundry payables and accrued expenses	32,116	31,033
Accrued customer returns	55,318	57,433
Accrued core liability	28,260	31,263
Accrued rebates	31,357	28,870
Payroll and commissions	17,901	20,564
Total current liabilities	345,570	312,586

Long-term debt	161	153
Noncurrent operating lease liabilities	30,130	—
Other accrued liabilities	19,996	18,075
Accrued asbestos liabilities	43,837	45,117
Total liabilities	439,694	375,931

Commitments and contingencies

Stockholders’ equity:
Common stock – par value $2.00 per share:
Authorized – 30,000,000 shares; issued 23,936,036 shares	47,872	47,872
Capital in excess of par value	104,467	102,470
Retained earnings	387,170	380,113
Accumulated other comprehensive income	(8,904)	(9,594)
Treasury stock – at cost (1,565,916 shares and 1,503,284 shares in 2019 and 2018, respectively)	(57,565)	(53,660)
Total stockholders’ equity	473,040	467,201
Total liabilities and stockholders’ equity	$912,734	$843,132

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Three Months Ended March 31,
	2019	2018
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$12,216	$7,989
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	6,178	6,016
Amortization of deferred financing cost	56	86
Increase to allowance for doubtful accounts	920	110
Increase to inventory reserves	357	1,223
Amortization of deferred gain on sale of building	—	(218)
Equity (income) loss from joint ventures	(661)	171
Employee stock ownership plan allocation	630	639
Stock-based compensation	1,900	1,917
(Increase) decrease in deferred income taxes	1,213	(77)
Loss on discontinued operations, net of tax	888	608
Change in assets and liabilities:
Increase in accounts receivable	(22,252)	(20,367)
Increase in inventories	(14,656)	(3,390)
(Increase) decrease in prepaid expenses and other current assets	(282)	1,559
Increase in accounts payable	1,181	10,674
Decrease in sundry payables and accrued expenses	(12,911)	(12,997)
Net changes in other assets and liabilities	(1,503)	(95)
Net cash used in operating activities	(26,726)	(6,152)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and investments in businesses	—	(6,472)
Net proceeds from sale of Grapevine, Texas facility	4,801	—
Capital expenditures	(3,084)	(6,903)
Other investing activities	29	—
Net cash provided by (used in) investing activities	1,746	(13,375)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line-of-credit agreements	35,029	33,000
Net borrowings (payments) of other debt and capital lease obligations	(271)	1,054
Purchase of treasury stock	(5,835)	(3,221)
Increase in overdraft balances	1,409	1,885
Dividends paid	(5,159)	(4,721)
Net cash provided by financing activities	25,173	27,997
Effect of exchange rate changes on cash	415	433
Net increase in cash and cash equivalents	608	8,903
CASH AND CASH EQUIVALENTS at beginning of period	11,138	17,323
CASH AND CASH EQUIVALENTS at end of period	$11,746	$26,226

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$974	$480
Income taxes	$2,156	$671
Noncash investing activity:
Accrual for additional investment in China joint venture	—	$3,473

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2019
(Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
(In thousands)
Balance at December 31, 2018	$47,872	$102,470	$380,113	$(9,594)	$(53,660)	$467,201
Net earnings	—	—	12,216	—	—	12,216
Other comprehensive income, net of tax	—	—	—	690	—	690
Cash dividends paid	—	—	(5,159)	—	—	(5,159)
Purchase of treasury stock	—	—	—	—	(6,327)	(6,327)
Stock-based compensation	—	1,252	—	—	648	1,900
Employee Stock Ownership Plan	—	745	—	—	1,774	2,519

Balance at March 31, 2019	$47,872	$104,467	$387,170	$(8,904)	$(57,565)	$473,040

Three Months Ended March 31, 2018
(Unaudited)
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
(In thousands)
Balance at December 31, 2017	$47,872	$100,057	$357,153	$(4,109)	$(47,319)	$453,654
Cumulative effect adjustment	—	—	(1,189)	—	—	(1,189)
Net earnings	—	—	7,989	—	—	7,989
Other comprehensive income, net of tax	—	—	—	2,214	—	2,214
Cash dividends paid	—	—	(4,721)	—	—	(4,721)
Purchase of treasury stock	—	—	—	—	(2,912)	(2,912)
Stock-based compensation	—	1,824	—	—	93	1,917
Employee Stock Ownership Plan	—	765	—	—	1,792	2,557

Balance at March 31, 2018	$47,872	$102,646	$359,232	$(1,895)	$(48,346)	$459,509

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Basis of Presentation

Standard Motor Products, Inc. and subsidiaries (referred to as the “Company,” “we,” “us,” or “our”) is engaged in the manufacture and distribution of premium replacement parts for motor vehicles in the automotive aftermarket industry with a complementary focus on heavy duty, industrial equipment and the original equipment market.

The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.  The unaudited consolidated financial statements include our accounts and all domestic and international companies in which we have more than a 50% equity ownership, except in instances where the minority shareholder maintains substantive participating rights, in which case we follow the equity method of accounting.  Investments in unconsolidated affiliates are accounted for on the equity method, as we do not have a controlling financial interest but have the ability to exercise significant influence.  All significant inter-company items have been eliminated.

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

There have been no material changes to our critical accounting policies and estimates from the information provided in Note 1 of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018, except for changes made as a result of the adoption of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2016-02, Leases, (“ASU 2016-02”), described under the heading, “Recently Issued Accounting Pronouncements” below and in Note 3, “Leases.”

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Recently Issued Accounting Pronouncements

Standards that were adopted

Leases

Effective January 1, 2019, we adopted ASU 2016-02, Leases, (“ASU 2016-02”) using the modified retrospective approach. The modified retrospective approach provides a method for recording existing leases at adoption.  The most significant impact in adopting the new standard was the recognition of right-of-use (“ROU”) assets and lease liabilities on our consolidated balance sheet for operating leases, while the accounting for finance leases remained substantially unchanged.  The adoption of the new standard did not materially impact our consolidated statements of operations or cash flows.

In adopting ASU 2016-02, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward our historical lease identification and lease classifications.  In addition, upon adoption, we evaluated all of our leases, and in particular our real estate leases, to determine the appropriate lease term.  In evaluating our leases, we determined that the lease term for one of our leases should be lengthened, as we concluded that it is reasonably certain that we will exercise the five-year renewal option in the lease.  The lease term for all of our other leases remained unchanged.

Additionally, we elected to apply the provisions of ASU 2018-11, Targeted Improvements, which allows us to initially apply the new lease requirements as of the effective date.  Comparative financial information for the prior periods presented were not restated but instead are reported under the accounting standards in effect in those prior periods.

Adoption of the new standard resulted in the following changes in our consolidated balance sheet as of January 1, 2019 (in thousands):

	Balance at December 31, 2018	Adjustments Due to Adoption of ASU 2016-02	Balance at January 1, 2019
Balance Sheet
Operating lease right-of-use asset	$—	$38,580	$38,580
Sundry payables and accrued expenses	31,033	7,232	38,265
Noncurrent operating lease liabilities	—	31,348	31,348

See Note 3 for further information regarding our adoption of ASU 2016-02.

Standards that are not yet adopted as of March 31, 2019

The following table provides a brief description of recently issued accounting pronouncements that have not yet been adopted as of March 31, 2019, and that could have an impact on our financial statements:

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 3.  Leases

Significant Accounting Policy

We determine if an arrangement is a lease at inception.  For operating leases, we include and report operating lease right-of-use (“ROU”) assets, sundry payables and accrued expenses, and noncurrent operating lease liabilities on our consolidated balance sheet for leases with a term longer than twelve months.  Finance leases are reported on our consolidated balance sheets in property, plant and equipment, current portion of other debt, and long-term debt.

Operating lease ROU assets and operating lease liabilities are recognized at the lease commencement date based on the present value of the total lease payments over the lease term.  Our ROU assets represent the right to use an underlying leased asset over the existing lease term, and the corresponding lease liabilities represent our obligation to make lease payments arising from the lease agreement.  As most of our leases do not provide for an implicit rate, we use our secured incremental borrowing rate based on the information available when determining the present value of our lease payments.  Our lease terms may include options to terminate, or extend, our lease when it is reasonably certain that we will execute the option.  Lease agreements may contain lease and non-lease components, which are generally accounted for separately.  Operating lease expense is recognized on a straight-line basis over the lease term.

Quantitative Lease Disclosures

We have operating and finance leases for our manufacturing facilities, warehouses, office space, automobiles, and certain equipment.  Our leases have remaining lease terms of up to ten years, some of which may include one or more five-year renewal options.  We have included the five-year renewal option for one of our leases in our operating lease payments as we concluded that it is reasonably certain that we will exercise the option.  Leases with an initial term of twelve months or less are not recorded on the balance sheet.  Operating lease expense is recognized on a straight-line basis over the lease term.  Finance leases are not material.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following tables provide quantitative disclosures related to our operating leases as of and for the three months ended March 31, 2019:

Balance Sheet Information	March 31, 2019
Assets
Operating lease right-of-use assets	$37,301

Liabilities
Sundry payables and accrued expenses	$8,148
Noncurrent operating lease liabilities	30,130
Total operating lease liabilities	$38,278

Expense and Cash Flow Information	Three Months Ended March 31, 2019
Lease Expense
Operating lease expense (a)	$2,224

Supplemental Cash Flow Information
Cash Paid for the amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,161
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$566

(a)   Excludes expenses related to non-lease components such as maintenance, property taxes, etc., and operating lease expense for leases with an initial term of 12 months or less, which is not material.

Weighted Average Remaining Lease Term
Operating leases	6.3 Years

Weighted Average Discount Rate
Operating leases	3.8%

Minimum Lease Payments
At March 31, 2019, we are obligated to make minimum lease payments through 2028, under operating leases, which are as follows (in thousands):

2019	$6,413
2020	7,597
2021	6,983
2022	5,785
2023	5,277
Thereafter	11,316
Total lease payments	$43,371
Less: Interest	(5,093)
Present value of lease liabilities	$38,278

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

In March 2018, we acquired an additional 15% equity interest in the joint venture for RMB 26,475,583 (approximately $4.2 million), thereby increasing our equity interest in the joint venture to 65%.  The $4.2 million payment for our additional 15% investment was made in multiple cash installments, with $0.7 million paid in March 2018 and the balance paid on various dates throughout 2018. Although we have increased our equity interest in the joint venture to 65%, the minority shareholder will maintain participating rights that will allow it to participate in certain significant financial and operating decisions that occur in the ordinary course of business.  As a result of the existence of these substantive participating rights of the minority shareholder, we will continue to account for our investment in the joint venture under the equity method of accounting.

Note 5.  Restructuring and Integration Expenses

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of December 31, 2018 and March 31, 2019 and activity for the three months ended March 31, 2019 consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2018	$742	$—	$742
Restructuring and integration costs:
Amounts provided for during 2019	—	—	—
Cash payments	(60)	—	(60)
Exit activity liability at March 31, 2019	$682	$—	$682

Restructuring Costs

Plant Rationalization Program

In February 2016, in connection with our ongoing efforts to improve operating efficiencies and reduce costs, we finalized our intention to implement a plant rationalization initiative.  As part of the plant rationalization, all of our Grapevine, Texas production activities have been relocated to facilities in Greenville, South Carolina and Reynosa, Mexico, and certain production activities were relocated from our Greenville, South Carolina manufacturing facility to our manufacturing facility in Bialystok, Poland.  In addition, certain service functions were relocated from Grapevine, Texas to our administrative offices in Lewisville, Texas and our Grapevine, Texas facility was closed.  In December 2018, we completed the sale of the property located in Grapevine, Texas.  Net proceeds from the sale of $4.8 million were received in January 2019.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The plant rationalization program is substantially completed.  Cash payments made during the first three months of 2019 and the remaining aggregate liability related to the program as of March 31, 2019 consists of severance payments to former employees.

Activity, by segment, for the three months ended March 31, 2019 related to our plant rationalization program consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2018	$—	$304	$—	$304
Restructuring and integration costs:
Amounts provided for during 2019	—	—	—	—
Cash payments	—	(29)	—	(29)
Exit activity liability at March 31, 2019	$—	$275	$—	$275

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

The Orlando plant rationalization program is substantially completed.  Cash payments made during the first three months of 2019 and the remaining aggregate liability related to the program as of March 31, 2019 consists of severance payments to former employees.

Activity, by segment, for the three months ended March 31, 2019 related to our Orlando plant rationalization program consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2018	$438	$—	$—	$438
Restructuring and integration costs:
Amounts provided for during 2019	—	—	—	—
Cash payments	(31)	—	—	(31)
Exit activity liability at March 31, 2019	$407	$—	$—	$407

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

Pursuant to these agreements, we sold $171.1 million and $157.5 million of receivables during the three months ended March 31, 2019 and 2018, respectively.  A charge in the amount of $5.7 million and $5.4 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months ended March 31, 2019 and 2018, respectively.  If we do not enter into these arrangements or if any of the financial institutions with which we enter into these arrangements were to experience financial difficulties or otherwise terminate these arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures to collect future trade accounts receivable.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 7.  Inventories

Inventories, which are stated at the lower of cost (determined by means of the first-in, first-out method) and net realizable value, consist of the following:

	March 31, 2019	December 31, 2018
	(In thousands)

Finished goods	$239,889	$226,802
Work in process	9,174	10,527
Raw materials	116,188	112,482
Subtotal	365,251	349,811
Unreturned customer inventories	19,784	20,484
Total inventories	$385,035	$370,295

Note 8.  Acquired Intangible Assets

Acquired identifiable intangible assets consist of the following:

	March 31, 2019	December 31, 2018
	(In thousands)
Customer relationships	$87,256	$87,195
Trademarks and trade names	6,800	6,800
Non-compete agreements	3,193	3,193
Patents	723	723
Supply agreements	800	800
Leaseholds	160	160
Total acquired intangible assets	98,932	98,871
Less accumulated amortization (1)	(53,184)	(51,391)
Net acquired intangible assets	$45,748	$47,480

(1)	Applies to all intangible assets, except for trademarks and trade names totaling $5.2 million, which have indefinite useful lives and, as such, are not being amortized.

Total amortization expense for acquired intangible assets was $1.8 million and $1.9 million for the three months ended March 31, 2019 and 2018, respectively.  Based on the current estimated useful lives assigned to our intangible assets, amortization expense is estimated to be $4.6 million for the remainder of 2019, $5.9 million in 2020, $4.5 million in 2021, $3 million in 2022 and $22.5 million in the aggregate for the years 2023 through 2031.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 9.  Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	March 31, 2019	December 31, 2018
	(In thousands)
Revolving credit facilities	$78,717	$43,689
Other (1)	5,184	5,530
Total debt	$83,901	$49,219

Current maturities of debt	$83,740	$49,066
Long-term debt	161	153
Total debt	$83,901	$49,219

(1)
Other includes borrowings under our Polish overdraft facility of Zloty 19 million (approximately $5 million) and Zloty 19.9 million (approximately $5.3 million) as of March 31, 2019 and December 31, 2018, respectively.

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

Borrowings under the amended credit agreement are secured by substantially all of our assets, including accounts receivable, inventory and certain fixed assets, and those of certain of our subsidiaries.  Availability under the amended credit agreement is based on a formula of eligible accounts receivable, eligible drafts presented to the banks under our factoring agreements, eligible inventory, eligible equipment and eligible fixed assets.  After taking into account outstanding borrowings under the amended credit agreement, there was an additional $168.1 million available for us to borrow pursuant to the formula at March 31, 2019.  Outstanding borrowings under the amended credit agreement, which are classified as current liabilities, were $78.7 million and $43.7 million at March 31, 2019 and December 31, 2018, respectively.  Borrowings under the amended credit agreement have been classified as current liabilities based upon the accounting rules and certain provisions in the agreement.

At March 31, 2019, the weighted average interest rate on our amended credit agreement was 3.8%, which consisted of $75 million in direct borrowing at 3.6% and an alternative base rate loan of $3.7 million at 5.8%.  At December 31, 2018, the weighted average interest rate on our amended credit agreement was 3.9%, which consisted of $40 million in direct borrowings at 3.4% and an alternative base rate loan of $3.7 million at 5.8%.  During the three months ended March 31, 2019, our average daily alternative base rate loan balance was $1.4 million compared to a balance of $1.2 million for the three months ended March 31, 2018 and a balance of $1.8 million for the year ended December 31, 2018.

At any time that our borrowing availability is less than the greater of either (a) $25 million, or 10% of the commitments if fixed assets are not included in the borrowing base, or (b) $31.25 million, or 12.5% of the commitments if fixed assets are included in the borrowing base, the terms of the amended credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain a fixed charge coverage ratio of 1:1 at the end of each fiscal quarter (rolling four quarters).  As of March 31, 2019, we were not subject to these covenants.  The amended credit agreement permits us to pay cash dividends of $20 million and make stock repurchases of $20 million in any fiscal year subject to a minimum availability of $25 million.  Provided specific conditions are met, the amended credit agreement also permits acquisitions, permissible debt financing, capital expenditures, and cash dividend payments and stock repurchases of greater than $20 million.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Polish Overdraft Facility

Our Polish subsidiary, SMP Poland sp. z.o.o., has entered into an overdraft facility with HSBC Bank Polska S.A. (“HSBC Poland”) for Zloty 30 million (approximately $7.8 million).  The facility, as amended, expires in December 2019.  Borrowings under the overdraft facility will bear interest at a rate equal to WIBOR + 0.75% and are guaranteed by Standard Motor Products, Inc., the ultimate parent company.  At March 31, 2019 and December 31, 2018, borrowings under the overdraft facility were Zloty 19 million (approximately $5 million) and Zloty 19.9 million (approximately $5.3 million), respectively.

Deferred Financing Costs

We had deferred financing costs of $1 million and $1.1 million as of March 31, 2019 and December 31, 2018, respectively.  Deferred financing costs are related to our revolving credit facility.  Deferred financing costs as of March 31, 2019 are being amortized in the amounts of $0.2 million for the remainder of 2019, $0.2 million in 2020, $0.2 million in 2021, $0.2 million in 2022 and $0.2 million in 2023.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Our restricted and performance-based share activity was as follows for the three months ended March 31, 2019:

	Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2018	870,041	$34.59
Granted	—	—
Vested	(17,807)	26.50
Forfeited	(2,000)	44.95
Balance at March 31, 2019	850,234	$34.73

We recorded compensation expense related to restricted shares and performance-based shares of $1.9 million ($1.4 million, net of tax) and $1.9 million ($1.4 million, net of tax) for the three months ended March 31, 2019 and 2018, respectively. The unamortized compensation expense related to our restricted and performance-based shares was $13.8 million at March 31, 2019, and is expected to be recognized as they vest over a weighted average period of 4 years and 0.08 years for employees and directors, respectively.

Note 11. Employee Benefits

We provided, and continue to provide, certain medical and dental care benefits to eligible retired U.S. and Canadian employees.  The postretirement medical plans to eligible U.S. employees, other than to former union employees, and eligible Canadian employees terminated on December 31, 2016.  As related to the U.S. non-union employees, annually and through the year ended December 31, 2016, a fixed amount was credited into a Health Reimbursement account (“HRA”) to cover both medical and dental costs for all current and future eligible retirees.  Balances in the HRA accounts upon termination of the plan at December 31, 2016 remained available for use until December 31, 2018.  Any remaining balance at December 31, 2018 was forfeited.  Postretirement medical and dental benefits to the remaining eligible 19 former union employees in the U.S. will continue to be provided.  The postretirement medical and dental benefit obligation for the former union employees in the U.S. as of March 31, 2019, and the net periodic benefit cost for our postretirement benefit plans for the three months ended March 31, 2019 and 2018 were not material.

We maintain a defined contribution Supplemental Executive Retirement Plan for key employees.  Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees.  In March 2019, we made company contributions to the plan of $0.3 million related to calendar year 2018.

We also have an Employee Stock Ownership Plan and Trust for employees who are not covered by a collective bargaining agreement.  In connection therewith, we maintain an employee benefits trust to which we contribute shares of treasury stock.  We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under the plan. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released.  The trustees will vote the shares in accordance with their fiduciary duties.  During the three months ended March 31, 2019, we contributed to the trust an additional 49,100 shares from our treasury and released 49,100 shares from the trust leaving 200 shares remaining in the trust as of March 31, 2019.

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

Note 13. Earnings Per Share

The following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and dilutive net earnings per common share (in thousands, except per share data):

	Three Months Ended March 31,
Basic Net Earnings Per Common Share:	2019	2018
Earnings from continuing operations	$13,104	$8,597
Loss from discontinued operations	(888)	(608)
Net earnings available to common stockholders	$12,216	$7,989

Weighted average common shares outstanding	22,422	22,499

Earnings from continuing operations per common share	$0.58	$0.38
Loss from discontinued operations per common share	(0.04)	(0.02)
Basic net earnings per common share	$0.54	$0.36

Diluted Net Earnings Per Common Share:
Earnings from continuing operations	$13,104	$8,597
Loss from discontinued operations	(888)	(608)
Net earnings available to common stockholders	$12,216	$7,989

Weighted average common shares outstanding	22,422	22,499
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock and performance stock	483	468
Weighted average common shares outstanding – Diluted	22,905	22,967

Earnings from continuing operations per common share	$0.57	$0.37
Loss from discontinued operations per common share	(0.04)	(0.02)
Diluted net earnings per common share	$0.53	$0.35

The shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):

	Three Months Ended March 31,
	2019	2018
Restricted and performance shares	252	277

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

The following tables show our net sales, intersegment revenue and operating income by our operating segments (in thousands):

	Three Months Ended March 31,
	2019	2018
Net Sales (a)
Engine Management	$213,189	$199,488
Temperature Control	68,924	60,231
All Other	1,653	2,107
Consolidated	$283,766	$261,826

Intersegment Revenue (a)
Engine Management	$5,349	$5,991
Temperature Control	1,933	1,680
All Other	(7,282)	(7,671)
Consolidated	$—	$—

Operating Income
Engine Management	$22,344	$17,376
Temperature Control	2,050	831
All Other	(6,437)	(5,900)
Consolidated	$17,957	$12,307

(a)	Segment net sales include intersegment sales in our Engine Management and Temperature Control segments.

For the disaggregation of our net sales from contracts with customers by geographic area, major product group and major sales channels for each of our segments, see Note 15, “Net Sales.”

Note 15.  Net Sales

Disaggregation of Net Sales

We disaggregate our net sales from contracts with customers by geographic area, major product group, and major sales channels for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our net sales are affected by economic factors.

The following tables provide disaggregation of net sales information for the three months ended March 31, 2019 and 2018 (in thousands):

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Three months ended March 31, 2019 (a)	Engine Management	Temperature Control	Other (b)	Total
Geographic Area:
United States	$187,894	$64,851	$—	$252,745
Canada	7,066	3,462	1,653	12,181
Mexico	4,488	155	—	4,643
Europe	3,097	157	—	3,254
Other foreign	10,644	299	—	10,943
Total	$213,189	$68,924	$1,653	$283,766

Major Product Group:
Ignition, emission control, fuel and safety related system products	$176,061	$—	$1,392	$177,453
Wire and cable	37,128	—	80	37,208
Compressors	—	39,811	(260)	39,551
Other climate control parts	—	29,113	441	29,554
Total	$213,189	$68,924	$1,653	$283,766

Major Sales Channel:
Aftermarket	$178,539	$60,541	$1,653	$240,733
OE/OES	29,140	7,875	—	37,015
Export	5,510	508	—	6,018
Total	$213,189	$68,924	$1,653	$283,766

Three months ended March 31, 2018 (a)	Engine Management	Temperature Control	Other (b)	Total
Geographic Area:
United States	$176,917	$56,201	$—	$233,118
Canada	7,804	3,301	2,107	13,212
Mexico	4,339	212	—	4,551
Europe	3,480	164	—	3,644
Other foreign	6,948	353	—	7,301
Total	$199,488	$60,231	$2,107	$261,826

Major Product Group:
Ignition, emission control, fuel and safety related system products	$161,077	$—	$1,662	$162,739
Wire and cable	38,411	—	191	38,602
Compressors	—	29,898	(56)	29,842
Other climate control parts	—	30,333	310	30,643
Total	$199,488	$60,231	$2,107	$261,826

Major Sales Channel:
Aftermarket	$169,310	$51,630	$2,107	$223,047
OE/OES	25,056	8,101	—	33,157
Export	5,122	500	—	5,622
Total	$199,488	$60,231	$2,107	$261,826

(a)	Segment net sales include intersegment sales in our Engine Management and Temperature Control segments.

(b)
Other consists of the elimination of intersegment sales from our Engine Management and Temperature Control segments as well as sales from our Canadian business unit that does not meet the criteria of a reportable operating segment.  Intersegment compressor sales for the three months ended March 31, 2019 and 2018 exceeded third party sales from our Canadian business unit.

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

Note 16. Commitments and Contingencies

Asbestos

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying statement of operations.  When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001, and the amounts paid for settlements, awards of asbestos-related damages, and defense of such claims.  At March 31, 2019, approximately 1,490 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through March 31, 2019, the amounts paid for settled claims are approximately $27 million.  We do not have insurance coverage for the indemnity and defense costs associated with the claims we face.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

In accordance with our policy of performing an annual actuarial evaluation in the third quarter of each year, and whenever events or changes in circumstances indicate that additional provisions may be necessary, an actuarial study was performed as of August 31, 2018.  The results of the August 31, 2018 study included an estimate of our undiscounted liability for settlement payments and awards of asbestos-related damages, excluding legal costs and any potential recovery from insurance carriers, ranging from $37.1 million to $56.9 million for the period through 2061.  Based upon the results of the August 31, 2018 actuarial study, in September 2018 we increased our asbestos liability to $37.1 million, the low end of the range, and recorded an incremental pre-tax provision of $3.5 million in earnings (loss) from discontinued operations.

In November 2018, we were involved in an asbestos liability case in California, in which a jury returned a verdict in favor of the plaintiff for the gross amount of $8.6 million in compensatory damages.  Of this amount, we were held responsible for approximately $7.4 million.  In February 2019, the court amended the verdict on the judgement, thereby increasing our responsibility to approximately $7.6 million.  We plan to pursue all rights of appeal.  While the verdict is being appealed, interest will accrue at a rate of ten percent (10%) per annum.

As a result of the California asbestos liability case, in the fourth quarter of 2018, our actuarial firm revised the results of the August 31, 2018 study.  The results of the revised actuarial study increased the low end of the estimated range of our undiscounted liability for settlement payments and awards of asbestos-related damages, excluding legal costs and any potential recovery from insurance carriers, from $37.1 million to $46.7 million, and increased the high end of the range from $56.9 million to $83.9 million for the period through 2061.  Based upon the results of the revised actuarial study, in December 2018, and in accordance with our practice, we increased our asbestos liability to $46.7 million, the low end of the range, and recorded an additional incremental pre-tax provision of $10.1 million in earnings (loss) from discontinued operations.  Future legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operations, are estimated, according to the revised study, to range from $45 million to $83.1 million.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Warranties

We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time of the product depending on the nature of the product.  As of March 31, 2019 and 2018, we have accrued $22.7 million and $20.6 million, respectively, for estimated product warranty claims included in accrued customer returns. The accrued product warranty costs are based primarily on historical experience of actual warranty claims.

The following table provides the changes in our product warranties (in thousands):

	Three Months Ended March 31,
	2019	2018

Balance, beginning of period	$19,636	$20,929
Liabilities accrued for current year sales	26,396	21,242
Settlements of warranty claims	(23,338)	(21,611)
Balance, end of period	$22,694	$20,560

Note 17.  Subsequent Event

In April 2019, we acquired certain assets and liabilities of the Pollak business of Stoneridge, Inc. for approximately $40 million, subject to post-closing adjustments.  The acquisition was funded through borrowings under our revolving credit facility with JPMorgan Chase Bank, N.A.  Stoneridge’s Pollak business has manufacturing and distribution facilities in Canton, Massachusetts, El Paso, Texas, and Juarez, Mexico, and distributes a range of engine management products including sensors, switches, and connectors.  The acquisition, to be reported as part of our Engine Management Segment, will enhance our growth opportunities in the OE/OES, heavy duty and commercial vehicle markets and add to our existing expertise in aftermarket distribution, product management and service.  We will be relocating all production to our existing facilities, and are not acquiring any of the Pollak facilities or employees.  We anticipate that the business will be fully integrated within 12 months.  Revenues generated from the acquired business were approximately $45 million for the year ended December 31, 2018.

In connection with the acquired business, we have not yet completed our preliminary assessment of the fair value of the assets acquired and liabilities assumed, including the valuation of intangible assets and goodwill due to the proximity of the acquisition to the issuance of these consolidated financial statements.  Accordingly, and as permitted by FASB ASC, Business Combinations, we are unable to provide further disclosures, including the allocation of the purchase price for this acquisition in this Form 10Q.

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

Inventory Management

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

Discounts, Allowances, and Incentives

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

Impact of Changes in U.S. Trade Policy

In 2018, changes in U.S. trade policy, particularly as it relates to China, as with much of our industry, have resulted in the assessment of increased tariffs on goods that we import into the United States.  Although our operating results in the first quarter of 2019 have been slightly impacted by the timing of Chinese sourced products, we have taken, and continue to take, several actions to mitigate the impact of the increased tariffs, including but not limited to, price increases to our customers.  We do not anticipate that the increased tariffs will have a significant impact on our future operating results.  Although we are confident that we will be able to pass along the impact of the increased tariffs to our customers, there can be no assurances that we will be able to pass on the entire increased costs imposed by the tariffs.

Index
Interim Results of Operations

Comparison of the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018

Sales.  Consolidated net sales for the three months ended March 31, 2019 were $283.8 million, an increase of $22 million, or 8.4%, compared to $261.8 million in the same period of 2018, with the majority of our net sales to customers located in the United States.  Consolidated net sales increased in both our Engine Management and Temperature Control Segments.

The following table summarizes consolidated net sales by segment and by major product group within each segment for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Engine Management:
Ignition, Emission Control, Fuel and Safety Related System Products	$176,061	$161,077
Wire and Cable	37,128	38,411
Total Engine Management	213,189	199,488
Temperature Control:
Compressors	39,811	29,898
Other Climate Control Parts	29,113	30,333
Total Temperature Control	68,924	60,231

All Other	1,653	2,107

Total	$283,766	$261,826

Engine Management’s net sales increased $13.7 million, or 6.9%, to $213.2 million for the three months ended March 31, 2019.  Net sales in ignition, emission control, fuel and safety related system products for the three months ended March 31, 2019 were $176.1 million, an increase of $15 million, or 9.3%, compared to $161.1 million in the same period of 2018.  Net sales in the wire and cable product group for the three months ended March 31, 2019 were $37.1 million, a decrease of $1.3 million, or 3.3%, compared to $38.4 million in the three months ended March 31, 2018.  Engine Management’s increase in net sales for the first quarter of 2019 compared to the same period in 2018 reflects the impact of pipeline orders from certain customers in the first quarter of 2019, incremental pricing for tariff costs passed on to customers, and a general improvement in the ignition, emission control, fuel and safety related system products market.  Engine Management’s year-over-year increase in net sales was offset, in part, by the general decline in our wire and cable business due to its product lifecycle.  Overall, our customers reported Engine Management POS in the low single digits, which tends to be an indicator of long-term trends.

Temperature Control’s net sales increased $8.7 million, or 14.4%, to $68.9 million for the three months ended March 31, 2019.  Net sales in the compressors product group for the three months ended March 31, 2019 were $39.8 million, an increase of $9.9 million, or 33.1%, compared to $29.9 million in the same period of 2018.  Net sales in the other climate control parts product group for the three months ended March 31, 2019 were $29.1 million, a decrease of $1.2 million, or 4%, compared to $30.3 million in the three months ended March 31, 2018.  Temperature Control’s increase in net sales for the first quarter of 2019 compared to the same period in 2018 is primarily due to strong pre-season orders as customers rebuild their inventory levels after a very strong 2018 selling season, and to a lesser extent due to incremental pricing for tariff costs passed on to customers.  The decline in net sales in the other climate control parts product group results from the impact of the introduction of air conditioner repair kits, which are sold as a complete repair kit inclusive of the compressor and other climate control parts.  These air conditioner repair kits have been very popular and are classified as sales under the compressor product group, resulting in a shift in reported sales from the other climate control parts product group into the compressor product group.  Demand for our Temperature Control products may vary significantly with summer weather conditions and customer inventory levels.

Index
Gross Margins.  Gross margins, as a percentage of consolidated net sales, decreased slightly to 27.5% in the first quarter of 2019, compared to 27.7% in the first quarter of 2018.  The following table summarizes gross margins by segment for the three months ended March 31, 2019 and 2018, respectively (in thousands):

Three Months Ended March 31,	Engine Management	Temperature Control	Other	Total
2019
Net sales	$213,189	$68,924	$1,653	$283,766
Gross margins	59,693	16,191	2,079	77,963
Gross margin percentage	28%	23.5%	—	27.5%

2018
Net sales	$199,488	$60,231	$2,107	$261,826
Gross margins	56,470	13,667	2,452	72,589
Gross margin percentage	28.3%	22.7%	—	27.7%

Compared to the first three months of 2018, gross margins at Engine Management decreased 0.3 percentage points from 28.3% to 28%, while gross margins at Temperature Control increased 0.8 percentage points from 22.7% to 23.5%.  The slight gross margin percentage decrease in Engine Management compared to the prior year reflects the negative impact of product mix, and tariff costs passed on to customers without any markup offset, in part, by higher year-over-year absorption due to higher production volumes.  The gross margin percentage increase in Temperature Control compared to the prior year was attributable primarily to favorable production variances carried forward from 2018 as compared to the prior year’s unfavorable deferred production variances carried forward from 2017 offset, in part, by tariffs passed on to customers without any markup.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) increased to $60 million, or 21.1% of consolidated net sales, in the first quarter of 2019, as compared to $57.7 million, or 22% of consolidated net sales in the first quarter of 2018.  The $2.3 million increase in SG&A expenses as compared to the first quarter of 2018 is principally due to higher distribution expenses and higher costs incurred in our accounts receivable factoring program, all of which are associated with higher sales volumes, along with slightly higher other general and administrative costs.

Restructuring and Integration Expenses. We had no restructuring and integration expenses in the first three months of 2019 compared to restructuring and integration expenses of $2.8 million for the first three months of 2018.  The $2.8 million year-over-year decrease in restructuring and integration expenses reflects the impact of the completion of all our restructuring and integration programs as of December 31, 2018.  We anticipate new restructuring and integration expenses over the next 12 months related to our recent acquisition of the Pollak business of Stoneridge, Inc.

Other Income, Net. Other expense, net was $6,000 in the first quarter of 2019, compared to other income, net of $0.3 million in the first quarter of 2018.  During the first quarter of 2018, we recognized a deferred gain of $0.2 million related to the sale-leaseback of our Long Island City, New York facility.  The recognition of the deferred gain related to the sale-leaseback of our Long Island City, New York facility ended in the first quarter of 2018 upon termination of the initial 10-year lease term for the facility.

Operating Income.  Operating income increased to $18 million in the first quarter of 2019, compared to $12.3 million in the first quarter of 2018.  The increase of $5.7 million is the result of the impact of higher consolidated net sales and lower restructuring and integration expenses offset, in part, by slightly lower gross margins as a percentage of consolidated net sales and higher SG&A expenses.

Index
Other Non-Operating Income (Expense), Net.  Other non-operating income, net was $0.6 million in the first quarter of 2019, compared to other non-operating expense, net of $31,000 in the first quarter of 2018.  The year-over-year increase in other non-operating income (expense), net results primarily from the increase in year-over-year equity income from our joint ventures offset, in part, by the unfavorable impact of changes in foreign currency exchange rates.

Interest Expense.  Interest expense increased to $1.1 million in the first quarter of 2019 compared to $0.6 million in the same period of 2018.  The year-over-year increase in interest expense reflects the impact of both higher average outstanding borrowings in 2019 when compared to 2018, and higher year-over-year average interest rates on our revolving credit facility.

Income Tax Provision.  The income tax provision in the first quarter of 2019 was $4.4 million at an effective tax rate of 25.2% compared to $3 million at an effective tax rate of 26.2% for the same period in 2018.  The lower effective tax rate in the first quarter of 2019 compared to the first quarter of 2018 results primarily from the reduced state and local effective tax rate, and a change in the U.S. and foreign mix of pre-tax income.

Loss from Discontinued Operations.  During the first quarter of 2019 and 2018, the loss from discontinued operations, net of tax was $0.9 million and $0.6 million, respectively.  The loss from discontinued operations, net of tax reflects legal related expenses associated with our asbestos liability, and interest accrued in the first quarter of 2019 related to the November 2018 verdict in an asbestos case in California which we are currently appealing.  As discussed more fully in Note 16, “Commitments and Contingencies” in the notes to our consolidated financial statements (unaudited), we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Restructuring and Integration Programs

The plant rationalization program that commenced in February 2016, the wire and cable relocation program announced in October 2016, and the Orlando plant rationalization program that commenced in January 2017, were all substantially completed as of December 31, 2018.  We anticipate new restructuring and integration expenses over the next 12 months related to our recent acquisition of the Pollak business of Stoneridge, Inc.

For a detailed discussion on the restructuring and integration costs, see Note 5, “Restructuring and Integration Expenses,” of the notes to our consolidated financial statements (unaudited).

Liquidity and Capital Resources

Operating Activities. During the first three months of 2019, cash used in operating activities was $26.7 million compared to cash used in operating activities of $6.2 million in the same period of 2018.  The increase in cash used in operating activities resulted primarily from the larger year-over-year increase in accounts receivable, the larger year-over-year increase in inventories, and the smaller increase in accounts payable, partially offset by an increase in net earnings.

Net earnings during the first quarter of 2019 were $12.2 million compared to $8 million in the first quarter of 2018.  During the first three months of 2019, (1) the increase in accounts receivable was $22.3 million compared to the year-over-year increase in accounts receivable of $20.4 million in 2018; (2) the increase in inventories was $14.7 million compared to the year-over-year increase in inventories of $3.4 million in 2018; and (3) the increase in accounts payable was $1.2 million compared to the year-over-year increase in accounts payable of $10.7 million in 2018.  The inventory increase during the first quarter of 2019 reflects the impact of the inventory build-up of air conditioning products at our Temperature Control segment in anticipation of a strong 2019 summer season.  We continue to actively manage our working capital to maximize our operating cash flow.

Index
Investing Activities.  Cash provided by investing activities was $1.7 million in the first three months of 2019, compared to cash used in investing activities of $13.4 million in the same period of 2018.  Investing activities during the first three months of 2019 consisted of (1) net cash proceeds of $4.8 million received in January 2019 from the December 2018 sale of our property in Grapevine, Texas; and (2) capital expenditures of $3.1 million.  Investing activities during the first three months of 2018 consisted of (1) the payment of the third and final contribution of $5.8 million for our November 2017 acquisition of a 50% interest in a joint venture with Foshan Guangdong Automotive Air Conditioning Co., Ltd., a China-based manufacturer of air conditioning compressors for the automotive aftermarket and the Chinese OE market; (2) the payment of the first installment of $0.7 million for our 15% increase in equity ownership in an joint venture with Gwo Yng Enterprise Co., Ltd., a China-based manufacturer of air conditioner accumulators, filter driers, hose assemblies and switches for the automotive aftermarket and OEM/OES markets; and (3) capital expenditures of $6.9 million.

Financing Activities.  Cash provided by financing activities was $25.2 million in the first three months of 2019 as compared to $28 million in the same period of 2018.  During the first three months of 2019, (1) we increased borrowings under our revolving credit facility by $35 million as compared to the increase in borrowings under our revolving credit facility of $33 million in 2018; (2) we made cash payments in the first three months of 2019 for the repurchase of shares of our common stock of $5.8 million as compared to $3.2 million in 2018; and (3) we paid dividends of $5.2 million in the first three months of 2019 as compared to $4.7 million in the comparable period last year.  In February 2019, our Board of Directors voted to increase our quarterly dividend from $0.21 per share in 2018 to $0.23 per share in 2019.

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

Borrowings under the amended credit agreement are secured by substantially all of our assets, including accounts receivable, inventory and certain fixed assets, and those of certain of our subsidiaries.  Availability under the amended credit agreement is based on a formula of eligible accounts receivable, eligible drafts presented to the banks under our factoring agreements, eligible inventory, eligible equipment and eligible fixed assets.  After taking into account outstanding borrowings under the amended credit agreement, there was an additional $168.1 million available for us to borrow pursuant to the formula at March 31, 2019.  Outstanding borrowings under the amended credit agreement, which are classified as current liabilities, were $78.7 million and $43.7 million at March 31, 2019 and December 31, 2018, respectively.  Borrowings under the amended credit agreement have been classified as current liabilities based upon the accounting rules and certain provisions in the agreement.

At March 31, 2019, the weighted average interest rate on our amended credit agreement was 3.8%, which consisted of $75 million in direct borrowings at 3.6% and an alternative base rate loan of $3.7 million at 5.8%.  At December 31, 2018, the weighted average interest rate on our amended credit agreement was 3.9%, which consisted of $40 million in direct borrowings at 3.4% and an alternative base rate loan of $3.7 million at 5.8%.  During the three months ended March 31, 2019, our average daily alternative base rate loan balance was $1.4 million compared to a balance of $1.2 million for the three months ended March 31, 2018 and a balance of $1.8 million for the year ended December 31, 2018.

At any time that our borrowing availability is less than the greater of either (a) $25 million, or 10% of the commitments if fixed assets are not included in the borrowing base, or (b) $31.25 million, or 12.5% of the commitments if fixed assets are included in the borrowing base, the terms of the amended credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain a fixed  charge coverage ratio of 1:1 at the end of each fiscal quarter (rolling four quarters).  As of March 31, 2019, we were not subject to these covenants.  The amended credit agreement permits us to pay cash dividends of $20 million and make stock repurchases of $20 million in any fiscal year subject to a minimum availability of $25 million.  Provided specific conditions are met, the amended credit agreement also permits acquisitions, permissible debt financing, capital expenditures, and cash dividend payments and stock repurchases of greater than $20 million.

Index
Our Polish subsidiary, SMP Poland sp. z.o.o., has entered into an overdraft facility with HSBC Bank Polska S.A. (“HSBC Poland”) for Zloty 30 million (approximately $7.8 million).  The facility, as amended, expires on December 2019.  Borrowings under the overdraft facility will bear interest at a rate equal to WIBOR + 0.75% and are guaranteed by Standard Motor Products, Inc., the ultimate parent company. At March 31, 2019 and December 31, 2018, borrowings under the overdraft facility were Zloty 19 million (approximately $5 million) and Zloty 19.9 million (approximately $5.3 million), respectively.

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

Pursuant to these agreements, we sold $171.1 million and $157.5 million of receivables during the three months ended March 31, 2019 and 2018, respectively.  A charge in the amount of $5.7 million and $5.4 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months ended March 31, 2019 and 2018, respectively.  If we do not enter into these arrangements or if any of the financial institutions with which we enter into these arrangements were to experience financial difficulties or otherwise terminate these arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures to collect future trade accounts receivable.

During 2017, our Board of Directors authorized the purchase of up to $30 million of our common stock under stock repurchase programs.  Stock will be purchased from time to time, in the open market or through private transactions as market conditions warrant.  Under these programs, during the year ended December 31, 2017, we repurchased 539,760 shares of our common stock at a total cost of $24.8 million.  Additionally, during the three months ended March 31, 2018, we repurchased 61,756 shares of our common stock under the programs at a total cost of $2.9 million.  As of March 31, 2018, there was approximately $2.3 million available for future stock repurchases under the programs.  During the remainder of 2018, shares were repurchased completing the 2017 Board of Directors authorizations.

In May 2018, our Board of Directors authorized the purchase of up to an additional $20 million of our common stock under a new stock repurchase program.  Stock will be purchased from time to time, in the open market or through private transactions, as market conditions warrant.  Under this program, during the year ended December 31, 2018, we repurchased 201,484 shares of our common stock at a total cost of $9.3 million.  Additionally, during the three months ended March 31, 2019, we repurchased 129,539 shares of our common stock under the program at a total cost of $6.3 million.  As of March 31, 2019, there was approximately $4.4 million available for future stock purchases under the program.  In April 2019, we repurchased an additional 14,400 shares of our common stock under the program at a total cost of $0.7 million, thereby reducing the amount available for future stock repurchases under the Board of Directors authorization to $3.7 million.

We anticipate that our cash flow from operations, available cash and available borrowings under our revolving credit facility will be adequate to meet our future liquidity needs for at least the next twelve months.  Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity or capital requirements.  If material adverse developments were to occur in any of these areas, there can be no assurance that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our revolving credit facility in amounts sufficient to enable us to pay the principal and interest on our indebtedness, or to fund our other liquidity needs.  In addition, if we default on any of our indebtedness, or breach any financial covenant in our revolving credit facility, our business could be adversely affected. For further information regarding the risks of our business, please refer to the Risk Factors section of our Annual Report on Form 10-K for the year ending December 31, 2018.

Index
The following table summarizes our contractual commitments as of March 31, 2019 and expiration dates of commitments through 2028 (a) (b) (c):

(In thousands)	2019	2020	2021	2022	2023	2024-2028	Total
Operating lease obligations	$6,413	$7,597	$6,983	$5,785	$5,277	$11,316	$43,371
Postretirement benefits	31	36	32	29	25	76	229
Severance payments related to restructuring and integration	371	222	66	23	—	—	682
Total commitments	$6,815	$7,855	$7,081	$5,837	$5,302	$11,392	$44,282

(a)
Indebtedness under our revolving credit facilities is not included in the table above as it is reported as a current liability in our consolidated balance sheets.  As of March 31, 2019, amounts outstanding under our revolving credit facilities were $78.7 million.

(b)
We anticipate total aggregate future severance payments of approximately $0.7 million related to the plant rationalization program and the Orlando plant rationalization program.  All programs were substantially completed as of December 31, 2018.

(c)
As of January 1, 2019 we adopted ASU 2016-02, Leases, which resulted in the recording of the lease obligations on our consolidated balance sheet.  For information related to our adoption of ASU 2016-02, see Note 2 “Summary of Significant Accounting Policies” and Note 3 “Leases” of the notes to our consolidated financial statements (unaudited).

Critical Accounting Policies

We have identified several accounting policies as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results. There have been no material changes to our critical accounting policies and estimates from the information provided in Note 1 of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018, except for changes made as a result of the adoption of the FASB ASU 2016-02, Leases, described under the heading, “Recently Issued Accounting Pronouncements” in Note 2 and in Note 3, “Leases,” of the notes to our consolidated financial statements (unaudited).

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

Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk, primarily related to foreign currency exchange and interest rates.  These exposures are actively monitored by management.  Our exposure to foreign exchange rate risk is due to certain costs, revenues and borrowings being denominated in currencies other than one of our subsidiary’s functional currency. Similarly, we are exposed to market risk as the result of changes in interest rates, which may affect the cost of our financing. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures.  We do not hold or issue derivative financial instruments for trading or speculative purposes.  As of March 31, 2019, we do not have any derivative financial instruments.

Exchange Rate Risk

We have exchange rate exposure, primarily, with respect to the Canadian Dollar, the Euro, the British Pound, the Polish Zloty, the Mexican Peso, the Taiwan Dollar, the Chinese Yuan Renminbi and the Hong Kong Dollar.  As of March 31, 2019 and December 31, 2018, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore, the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows.  This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the incremental effect of such a change on our foreign currency denominated revenues.

Interest Rate Risk

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements.  We invest our excess cash in highly liquid short-term investments.  Substantially all of our debt is variable rate debt as of March 31, 2019 and December 31, 2018.

In addition, from time to time, we sell undivided interests in certain of our receivables to financial institutions.  We enter these agreements at our discretion when we determine that the cost of factoring is less than the cost of servicing our receivables with existing debt.  During the three months ended March 31, 2019, we sold $171.1 million of receivables.  Depending upon the level of sales of receivables pursuant these agreements, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the margin rate may have an approximate $1.7 million negative impact on our earnings or cash flows during the three months ended March 31, 2019.  The charge related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations.

Other than the aforementioned, there have been no significant changes to the information presented in Item 7A (Market Risk) of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

During the quarter ended March 31, 2019, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the changes implemented to our processes and controls related to the adoption on January 1, 2019 of ASU 2016-02, Leases.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to the Company’s purchases of its common stock for the first quarter of 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (2)

January 1 – 31, 2019	—	$—	—	$—
February 1 – 28, 2019	25,000	49.65	25,000	9,497,059
March 1 – 31, 2019	104,539	48.65	104,539	4,411,697
Total	129,539	$48.84	129,539	$4,411,697

(1)	All shares were purchased through the publicly announced stock repurchase programs in open-market transactions.

(2)
In May 2018, our Board of Directors authorized the purchase of up $20 million of our common stock under a stock repurchase program.  Stock will be purchased from time to time, in the open market or through private transactions, as market conditions warrant.  Under this program, during the year ended December 31, 2018, we repurchased 201,484 shares of our common stock at a total cost of $9.3 million.  Additionally, during the three months ended March 31, 2019, we repurchased 129,539 shares of our common stock under the program at a total cost of $6.3 million.  As of March 31, 2019, there was approximately $4.4 million available for future stock purchases under the program.  In April 2019, we repurchased an additional 14,400 shares of our common stock under the program at a total cost of $0.7 million, thereby reducing the amount available for future stock repurchases under the Board of Directors authorizations to $3.7 million.

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

STANDARD MOTOR PRODUCTS, INC.
(Registrant)

Date: May 2, 2019	/s/ James J. Burke
James J. Burke
Chief Operating Officer and
Chief Financial Officer
(Principal Financial and
Accounting Officer)