Form 10-Q
period 2019-06-30
STANDARD MOTOR PRODUCTS, INC.
filed 2019-07-30
CIK 93389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number:  001-04743

Standard Motor Products, Inc.
(Exact name of registrant as specified in its charter)

New York	11-1362020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

37-18 Northern Blvd., Long Island City, New York	11101
(Address of principal executive offices)	(Zip Code)

(718) 392-0200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $2.00 per share	SMP	New York Stock Exchange LLC

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
Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐     No ☑

As of the close of business on July 26, 2019 there were 22,322,341 outstanding shares of the registrant’s Common Stock, par value $2.00 per share.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

Index

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2019	2018	2019	2018
	(Unaudited)		(Unaudited)

Net sales	$305,172	$286,636	$588,938	$548,462
Cost of sales	216,267	205,347	422,070	394,584
Gross profit	88,905	81,289	166,868	153,878
Selling, general and administrative expenses	60,536	57,750	120,536	115,467
Restructuring and integration expenses	644	231	644	3,067
Other income (expense), net	3	42	(3)	313
Operating income	27,728	23,350	45,685	35,657
Other non-operating income, net	1,411	480	2,057	449
Interest expense	1,722	1,251	2,811	1,883
Earnings from continuing operations before taxes	27,417	22,579	44,931	34,223
Provision for income taxes	6,862	5,752	11,272	8,799
Earnings from continuing operations	20,555	16,827	33,659	25,424
Loss from discontinued operations, net of income taxes	(1,123)	(882)	(2,011)	(1,490)
Net earnings	$19,432	$15,945	$31,648	$23,934

Per Share Data:
Net earnings per common share – Basic:
Earnings from continuing operations	$0.92	$0.75	$1.50	$1.13
Discontinued operations	(0.05)	(0.04)	(0.09)	(0.07)
Net earnings per common share – Basic	$0.87	$0.71	$1.41	$1.06

Net earnings per common share – Diluted:
Earnings from continuing operations	$0.90	$0.73	$1.47	$1.11
Discontinued operations	(0.05)	(0.04)	(0.09)	(0.07)
Net earnings per common share – Diluted	$0.85	$0.69	$1.38	$1.04

Dividend declared per share	$0.23	$0.21	$0.46	$0.42

Average number of common shares	22,328,292	22,471,428	22,374,785	22,484,894
Average number of common shares and dilutive common shares	22,795,677	22,958,469	22,857,435	22,962,049

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
	(Unaudited)		(Unaudited)

Net earnings	$19,432	$15,945	$31,648	$23,934
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	398	(5,935)	1,093	(3,716)
Pension and postretirement plans	(5)	—	(10)	(5)
Total other comprehensive income (loss), net of tax	393	(5,935)	1,083	(3,721)
Comprehensive income	$19,825	$10,010	$32,731	$20,213

See accompanying notes to consolidated financial statements (unaudited).

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,419	$11,138
Accounts receivable, less allowances for discounts and doubtful accounts of $6,090 and $5,687 for 2019 and 2018, respectively	179,386	157,535
Inventories	375,258	349,811
Unreturned customer inventories	18,677	20,484
Prepaid expenses and other current assets	14,972	7,256
Total current assets	605,712	546,224

Property, plant and equipment, net of accumulated depreciation of $192,515 and $186,135 for 2019 and 2018, respectively	89,197	90,754
Operating lease right-of-use assets	35,648	—
Goodwill	77,728	67,321
Other intangibles, net	69,017	48,411
Deferred income taxes	39,825	42,334
Investments in unconsolidated affiliates	34,400	32,469
Other assets	18,000	15,619
Total assets	$969,527	$843,132

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$130,000	$43,689
Current portion of other debt	5,085	5,377
Accounts payable	89,149	94,357
Sundry payables and accrued expenses	34,280	31,033
Accrued customer returns	53,420	57,433
Accrued core liability	26,671	31,263
Accrued rebates	32,598	28,870
Payroll and commissions	22,737	20,564
Total current liabilities	393,940	312,586

Long-term debt	153	153
Noncurrent operating lease liabilities	28,613	—
Other accrued liabilities	20,452	18,075
Accrued asbestos liabilities	41,104	45,117
Total liabilities	484,262	375,931

Commitments and contingencies

Stockholders’ equity:
Common stock – par value $2.00 per share:
Authorized – 30,000,000 shares; issued 23,936,036 shares	47,872	47,872
Capital in excess of par value	105,347	102,470
Retained earnings	401,465	380,113
Accumulated other comprehensive income	(8,511)	(9,594)
Treasury stock – at cost (1,629,398 shares and 1,503,284 shares in 2019 and 2018, respectively)	(60,908)	(53,660)
Total stockholders’ equity	485,265	467,201
Total liabilities and stockholders’ equity	$969,527	$843,132

See accompanying notes to consolidated financial statements (unaudited).

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Six Months Ended June 30,
	2019	2018
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$31,648	$23,934
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	12,744	11,706
Amortization of deferred financing cost	113	172
Increase to allowance for doubtful accounts	337	93
Increase to inventory reserves	1,552	1,553
Amortization of deferred gain on sale of building	—	(218)
Equity (income) loss from joint ventures	(2,047)	(125)
Employee stock ownership plan allocation	1,260	1,278
Stock-based compensation	3,848	3,896
Decrease in deferred income taxes	2,547	502
Loss on discontinued operations, net of tax	2,011	1,490
Change in assets and liabilities:
Increase in accounts receivable	(26,622)	(34,524)
Increase in inventories	(19,691)	(6,650)
Increase in prepaid expenses and other current assets	(6,406)	(2,988)
Increase (decrease) in accounts payable	(6,994)	15,684
Decrease in sundry payables and accrued expenses	(7,545)	(9,115)
Net change in other assets and liabilities	(6,261)	(2,502)
Net cash provided by (used in) operating activities	(19,506)	4,186

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and investments in businesses	(38,427)	(8,572)
Net proceeds from sale of Grapevine, Texas facility	4,801	—
Capital expenditures	(7,578)	(11,325)
Other investing activities	46	16
Net cash used in investing activities	(41,158)	(19,881)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line-of-credit agreements	86,311	31,529
Net borrowings (payments) of other debt and capital lease obligations	(355)	758
Purchase of treasury stock	(10,738)	(7,640)
Increase in overdraft balances	1,691	1,990
Dividends paid	(10,296)	(9,437)
Net cash provided by financing activities	66,613	17,200
Effect of exchange rate changes on cash	332	(255)
Net increase in cash and cash equivalents	6,281	1,250
CASH AND CASH EQUIVALENTS at beginning of period	11,138	17,323
CASH AND CASH EQUIVALENTS at end of period	$17,419	$18,573

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,516	$1,656
Income taxes	$13,785	$9,622
Noncash investing activity:
Accrual for additional investment in China joint venture	$—	$1,373

See accompanying notes to consolidated financial statements (unaudited).

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended June 30, 2019
(Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
(In thousands)
Balance at March 31, 2019	$47,872	$104,467	$387,170	$(8,904)	$(57,565)	$473,040
Net earnings	—	—	19,432	—	—	19,432
Other comprehensive income, net of tax	—	—	—	393	—	393
Cash dividends paid	—	—	(5,137)	—	—	(5,137)
Purchase of treasury stock	—	—	—	—	(4,411)	(4,411)
Stock-based compensation	—	880	—	—	1,068	1,948
Employee Stock Ownership Plan	—	—	—	—	—	—

Balance at June 30, 2019	$47,872	$105,347	$401,465	$(8,511)	$(60,908)	$485,265

Three Months Ended June 30, 2018
(Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
(In thousands)
Balance at March 31, 2018	$47,872	$102,646	$359,232	$(1,895)	$(48,346)	$459,509
Net earnings	—	—	15,945	—	—	15,945
Other comprehensive income, net of tax	—	—	—	(5,935)	—	(5,935)
Cash dividends paid	—	—	(4,716)	—	—	(4,716)
Purchase of treasury stock	—	—	—	—	(4,412)	(4,412)
Stock-based compensation	—	757	—	—	1,222	1,979

Balance at June 30, 2018	$47,872	$103,403	$370,461	$(7,830)	$(51,536)	$462,370

See accompanying notes to consolidated financial statements (unaudited).

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2019
(Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
(In thousands)
Balance at December 31, 2018	$47,872	$102,470	$380,113	$(9,594)	$(53,660)	$467,201
Net earnings	—	—	31,648	—	—	31,648
Other comprehensive income, net of tax	—	—	—	1,083	—	1,083
Cash dividends paid	—	—	(10,296)	—	—	(10,296)
Purchase of treasury stock	—	—	—	—	(10,738)	(10,738)
Stock-based compensation	—	2,132	—	—	1,716	3,848
Employee Stock Ownership Plan	—	745	—	—	1,774	2,519

Balance at June 30, 2019	$47,872	$105,347	$401,465	$(8,511)	$(60,908)	$485,265

Six Months Ended June 30, 2018
(Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
(In thousands)
Balance at December 31, 2017	$47,872	$100,057	$357,153	$(4,109)	$(47,319)	$453,654
Cumulative effect adjustment (Note 2)	—	—	(1,189)	—	—	(1,189)
Net earnings	—	—	23,934	—	—	23,934
Other comprehensive income, net of tax	—	—	—	(3,721)	—	(3,721)
Cash dividends paid	—	—	(9,437)	—	—	(9,437)
Purchase of treasury stock	—	—	—	—	(7,324)	(7,324)
Stock-based compensation	—	2,581	—	—	1,315	3,896
Employee Stock Ownership Plan	—	765	—	—	1,792	2,557

Balance at June 30, 2018	$47,872	$103,403	$370,461	$(7,830)	$(51,536)	$462,370

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
Standards that are not yet adopted as of June 30, 2019

The following table provides a brief description of recently issued accounting pronouncements that have not yet been adopted as of June 30, 2019, and that could have an impact on our financial statements:

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
The following tables provide quantitative disclosures related to our operating leases (in thousands):

Balance Sheet Information	June 30, 2019
Assets
Operating lease right-of-use assets	$35,648

Liabilities
Sundry payables and accrued expenses	$8,053
Noncurrent operating lease liabilities	28,613
Total operating lease liabilities	$36,666

Weighted Average Remaining Lease Term
Operating leases	6.1 Years

Weighted Average Discount Rate
Operating leases	3.8%

Lease Expense	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

Operating Lease Expense (a)	$2,210	$4,434

(a)
Excludes expenses of approximately $1.1 million related to non-lease components such as maintenance, property taxes, etc., and operating lease expense for leases with an initial term of 12 months or less, which is not material.

Supplemental Cash Flow Information	Six Months Ended June 30, 2019

Cash Paid for the amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,239
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$744

Minimum Lease Payments

At June 30, 2019, we are obligated to make minimum lease payments through 2028, under operating leases, which are as follows (in thousands):

2019	$4,342
2020	7,689
2021	7,027
2022	5,818
2023	5,281
Thereafter	11,316
Total lease payments	$41,473
Less: Interest	(4,807)
Present value of lease liabilities	$36,666

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Note 4.  Business Acquisitions and Investments

2019 Business Acquisition

In April 2019, we acquired certain assets and liabilities of the Pollak business of Stoneridge, Inc. for approximately $40 million, subject to post-closing adjustments.  In May 2019, the post-closing adjustments were finalized at $1.6 million, reducing the purchase price to $38.4 million.  The acquisition was funded through borrowings under our revolving credit facility with JPMorgan Chase Bank, N.A.  Stoneridge’s Pollak business had manufacturing and distribution facilities in Canton, Massachusetts, El Paso, Texas, and Juarez, Mexico, and distributed a range of engine management products including sensors, switches, and connectors.  The acquisition, reported as part of our Engine Management Segment, enhanced our growth opportunities in the OE/OES, heavy duty and commercial vehicle markets and added to our existing expertise in aftermarket distribution, product management and service.  We will be relocating all production to our existing facilities, and have not acquired any of the Pollak facilities or employees.  We anticipate that the business will be fully integrated within 12 months.  Revenues generated from the acquired business were approximately $45 million for the year ended December 31, 2018.

The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed, based on their fair values (in thousands):

Purchase Price		$38,427
Assets acquired and liabilities assumed:
Inventory	$3,331
Property, plant and equipment, net	45
Intangible assets	24,650
Goodwill	10,401
Net assets acquired		$38,427

Intangible assets acquired of $24.7 million consists of customer relationships related to the acquired OE/OES business of $17.2 million that will be amortized on a straight-line basis over the estimated useful life of 10 years; customer relationships related to the acquired aftermarket business of $7.2 million that will be amortized on a straight-line basis over the estimated useful life of 15 years; a trademark of $0.2 million that will be amortized on a straight-line basis over the estimated useful life of 10 years; and a non-compete agreement of $0.1 million that will be amortized on a straight-line basis over the estimated useful life of 5 years.  Goodwill of $10.4 million was allocated to the Engine Management Segment and is deductible for income tax purposes.  The goodwill reflects relationships, business specific knowledge and the replacement cost of an assembled workforce associated with personal reputations, as well as the value of expected synergies.

Revenues included in our consolidated statements of operations for the acquisition was $10.7 million from the date of acquisition through June 30, 2019.

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

In March 2018, we acquired an additional 15% equity interest in the joint venture for RMB 26,475,583 (approximately $4.2 million), thereby increasing our equity interest in the joint venture to 65%.  The $4.2 million payment for our additional 15% investment was made in multiple cash installments, with $2.8 million paid through June 30, 2018 and the balance paid on various dates throughout 2018. Although we have increased our equity interest in the joint venture to 65%, the minority shareholder will maintain participating rights that will allow it to participate in certain significant financial and operating decisions that occur in the ordinary course of business.  As a result of the existence of these substantive participating rights of the minority shareholder, we will continue to account for our investment in the joint venture under the equity method of accounting.

Note 5.  Restructuring and Integration Expenses

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of December 31, 2018 and June 30, 2019 and activity for the six months ended June 30, 2019 consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2018	$742	$—	$742
Restructuring and integration costs:
Amounts provided for during 2019	—	644	644
Cash payments	(91)	(352)	(443)
Reclassification to inventory reserves	—	(292)	(292)
Exit activity liability at June 30, 2019	$651	$—	$651

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

The plant rationalization program is substantially completed.  Cash payments made during the first six months of 2019 and the remaining aggregate liability related to the program as of June 30, 2019 consists of severance payments to former employees.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
Activity, by segment, for the six months ended June 30, 2019 related to our plant rationalization program consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2018	$—	$304	$—	$304
Restructuring and integration costs:
Amounts provided for during 2019	—	—	—	—
Cash payments	—	(56)	—	(56)
Exit activity liability at June 30, 2019	$—	$248	$—	$248

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

The Orlando plant rationalization program is substantially completed.  Cash payments made during the first six months of 2019 and the remaining aggregate liability related to the program as of June 30, 2019 consists of severance payments to former employees.

Activity, by segment, for the six months ended June 30, 2019 related to our Orlando plant rationalization program consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2018	$438	$—	$—	$438
Restructuring and integration costs:
Amounts provided for during 2019	—	—	—	—
Cash payments	(35)	—	—	(35)
Exit activity liability at June 30, 2019	$403	$—	$—	$403

Integration Costs

Pollak Relocation

In connection with our April 2019 acquisition of certain assets and liabilities of the Pollak business of Stoneridge, Inc., we expect to incur certain integration expenses in connection with the relocation of certain inventory, machinery, and equipment from Pollak’s distribution and manufacturing facilities in El Paso, Texas, Canton, Massachusetts, and Juarez, Mexico, to our existing facilities in Disputanta, Virginia, Reynosa, Mexico and Independence, Kansas.  Total integration expenses of approximately $1.6 million are expected to be incurred related to the relocation.  During the six months ended June 30, 2019, integration expenses related to the relocation of $0.6 million were recognized.  We anticipate that the Pollak relocation will be completed within 12 months.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Activity, by segment, for the six months ended June 30, 2019 related to the Pollak relocation consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2018	$—	$—	$—	$—
Restructuring and integration costs:
Amounts provided for during 2019	644	—	—	644
Cash payments	(352)	—	—	(352)
Reclassification to inventory reserves	(292)	—	—	(292)
Exit activity liability at June 30, 2019	$—	$—	$—	$—

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

Pursuant to these agreements, we sold $190 million and $361 million of receivables during the three months and six months ended June 30, 2019, respectively, and $184.1 million and $341.6 million for the comparable periods in 2018.  A charge in the amount of $6.4 million and $12.1 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months and six months ended June 30, 2019, respectively, and $6.3 million and $11.7 million for the comparable periods in 2018.  If we do not enter into these arrangements or if any of the financial institutions with which we enter into these arrangements were to experience financial difficulties or otherwise terminate these arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures to collect future trade accounts receivable.

Note 7.  Inventories

Inventories, which are stated at the lower of cost (determined by means of the first-in, first-out method) and net realizable value, consist of the following:

	June 30, 2019	December 31, 2018
	(In thousands)
Finished goods	$245,327	$226,802
Work in process	8,638	10,527
Raw materials	121,293	112,482
Subtotal	375,258	349,811
Unreturned customer inventories	18,677	20,484
Total inventories	$393,935	$370,295

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Note 8.  Acquired Intangible Assets

Acquired identifiable intangible assets consist of the following:

	June 30, 2019	December 31, 2018
	(In thousands)
Customer relationships	$111,604	$87,195
Trademarks and trade names	6,980	6,800
Non-compete agreements	3,275	3,193
Patents	723	723
Supply agreements	800	800
Leaseholds	160	160
Total acquired intangible assets	123,542	98,871
Less accumulated amortization (1)	(55,313)	(51,391)
Net acquired intangible assets	$68,229	$47,480

(1)	Applies to all intangible assets, except for trademarks and trade names totaling $5.2 million, which have indefinite useful lives and, as such, are not being amortized.

In April 2019, we acquired certain assets and liabilities of the Pollak business of Stoneridge, Inc.  Intangible assets acquired of $24.7 million consists of customer relationships related to the acquired OE/OES business of $17.2 million that will be amortized on a straight-line basis over the estimated useful life of 10 years; customer relationships related to the acquired aftermarket business of $7.2 million that will be amortized on a straight-line basis over the estimated useful life of 15 years; a trademark of $0.2 million that will be amortized on a straight-line basis over the estimated useful life of 10 years; and a non-compete agreement of $0.1 million that will be amortized on a straight-line basis over the estimated useful life of 5 years.

Total amortization expense for acquired intangible assets was $2.1 million and $3.9 million for the three months and six months ended June 30, 2019 respectively, and $1.9 million and $3.8 million for the comparable periods in 2018.  Based on the current estimated useful lives assigned to our acquired intangible assets, amortization expense is estimated to be $4.1 million for the remainder of 2019, $8.2 million in 2020, $6.8 million in 2021, $5.2 million in 2022 and $38.7 million in the aggregate for the years 2023 through 2034.

Note 9.  Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	June 30, 2019	December 31, 2018
	(In thousands)
Revolving credit facilities	$130,000	$43,689
Other (1)	5,238	5,530
Total debt	$135,238	$49,219

Current maturities of debt	$135,085	$49,066
Long-term debt	153	153
Total debt	$135,238	$49,219

(1)
Other includes borrowings under our Polish overdraft facility of Zloty 18.8 million (approximately $5 million) and Zloty 19.9 million (approximately $5.3 million) as of June 30, 2019 and December 31, 2018, respectively.

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

Borrowings under the amended credit agreement are secured by substantially all of our assets, including accounts receivable, inventory and certain fixed assets, and those of certain of our subsidiaries.  Availability under the amended credit agreement is based on a formula of eligible accounts receivable, eligible drafts presented to the banks under our factoring agreements, eligible inventory, eligible equipment and eligible fixed assets.  After taking into account outstanding borrowings under the amended credit agreement, there was an additional $116.8 million available for us to borrow pursuant to the formula at June 30, 2019.  Outstanding borrowings under the amended credit agreement, which are classified as current liabilities, were $130 million and $43.7 million at June 30, 2019 and December 31, 2018, respectively.  Borrowings under the amended credit agreement have been classified as current liabilities based upon the accounting rules and certain provisions in the agreement.

At June 30, 2019, the weighted average interest rate on our amended credit agreement was 3.7%, which consisted of $130 million in direct borrowings.  At December 31, 2018, the weighted average interest rate on our amended credit agreement was 3.9%, which consisted of $40 million in direct borrowings at 3.4% and an alternative base rate loan of $3.7 million at 5.8%.  During the six months ended June 30, 2019, our average daily alternative base rate loan balance was $1.6 million, compared to a balance of $1.9 million for the six months ended June 30, 2018, and a balance of $1.8 million for the year ended December 31, 2018.

At any time that our borrowing availability is less than the greater of either (a) $25 million, or 10% of the commitments if fixed assets are not included in the borrowing base, or (b) $31.25 million, or 12.5% of the commitments if fixed assets are included in the borrowing base, the terms of the amended credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain a fixed charge coverage ratio of 1:1 at the end of each fiscal quarter (rolling four quarters).  As of June 30, 2019, we were not subject to these covenants.  The amended credit agreement permits us to pay cash dividends of $20 million and make stock repurchases of $20 million in any fiscal year subject to a minimum availability of $25 million.  Provided specific conditions are met, the amended credit agreement also permits acquisitions, permissible debt financing, capital expenditures, and cash dividend payments and stock repurchases of greater than $20 million.

Polish Overdraft Facility

Our Polish subsidiary, SMP Poland sp. z.o.o., has entered into an overdraft facility with HSBC Bank Polska S.A. (“HSBC Poland”) for Zloty 30 million (approximately $8 million).  The facility, as amended, expires in December 2019.  Borrowings under the overdraft facility will bear interest at a rate equal to WIBOR + 0.75% and are guaranteed by Standard Motor Products, Inc., the ultimate parent company.  At June 30, 2019 and December 31, 2018, borrowings under the overdraft facility were Zloty 18.8 million (approximately $5 million) and Zloty 19.9 million (approximately $5.3 million), respectively.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
Deferred Financing Costs

We had deferred financing costs of $1 million and $1.1 million as of June 30, 2019 and December 31, 2018, respectively.  Deferred financing costs are related to our revolving credit facility.  Deferred financing costs as of June 30, 2019 are being amortized in the amounts of $0.2 million for the remainder of 2019, $0.2 million in 2020, $0.2 million in 2021, $0.2 million in 2022 and $0.2 million in 2023.

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

Our restricted and performance-based share activity was as follows for the six months ended June 30, 2019:

	Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2018	870,041	$34.59
Granted	8,000	40.11
Vested	(36,889)	32.72
Forfeited	(8,975)	44.27
Balance at June 30, 2019	832,177	$34.62

We recorded compensation expense related to restricted shares and performance-based shares of $3.4 million ($2.5 million, net of tax) and $3.3 million ($2.5 million, net of tax) for the six months ended June 30, 2019 and 2018, respectively. The unamortized compensation expense related to our restricted and performance-based shares was $12.2 million at June 30, 2019, and is expected to be recognized as they vest over a weighted average period of  4.1 years and 0.8 years for employees and directors, respectively.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Note 11. Employee Benefits

We provided, and continue to provide, certain medical and dental care benefits to eligible retired U.S. and Canadian employees.  The postretirement medical plans to eligible U.S. employees, other than to former union employees, and eligible Canadian employees terminated on December 31, 2016.  As related to the U.S. non-union employees, annually and through the year ended December 31, 2016, a fixed amount was credited into a Health Reimbursement account (“HRA”) to cover both medical and dental costs for all current and future eligible retirees.  Balances in the HRA accounts upon termination of the plan at December 31, 2016 remained available for use until December 31, 2018.  Any remaining balance at December 31, 2018 was forfeited.  Postretirement medical and dental benefits to the remaining eligible 19 former union employees in the U.S. will continue to be provided.  The postretirement medical and dental benefit obligation for the former union employees in the U.S. as of June 30, 2019, and the net periodic benefit cost for our postretirement benefit plans for the three months and six months ended June 30, 2019 and 2018 were not material.

We maintain a defined contribution Supplemental Executive Retirement Plan for key employees.  Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees.  In March 2019, we made company contributions to the plan of $0.3 million related to calendar year 2018.

We also have an Employee Stock Ownership Plan and Trust for employees who are not covered by a collective bargaining agreement.  In connection therewith, we maintain an employee benefits trust to which we contribute shares of treasury stock.  We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under the plan. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released.  The trustees will vote the shares in accordance with their fiduciary duties.  During the six months ended June 30, 2019, we contributed to the trust an additional 49,100 shares from our treasury and released 49,100 shares from the trust leaving 200 shares remaining in the trust as of June 30, 2019.

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

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Note 13. Earnings Per Share

The following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and dilutive net earnings per common share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic Net Earnings Per Common Share:
Earnings from continuing operations	$20,555	$16,827	$33,659	$25,424
Loss from discontinued operations	(1,123)	(882)	(2,011)	(1,490)
Net earnings available to common stockholders	$19,432	$15,945	$31,648	$23,934

Weighted average common shares outstanding	22,328	22,471	22,375	22,485

Earnings from continuing operations per common share	$0.92	$0.75	$1.50	$1.13
Loss from discontinued operations per common share	(0.05)	(0.04)	(0.09)	(0.07)
Basic net earnings per common share	$0.87	$0.71	$1.41	$1.06

Diluted Net Earnings Per Common Share:
Earnings from continuing operations	$20,555	$16,827	$33,659	$25,424
Loss from discontinued operations	(1,123)	(882)	(2,011)	(1,490)
Net earnings available to common stockholders	$19,432	$15,945	$31,648	$23,934

Weighted average common shares outstanding	22,328	22,471	22,375	22,485
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock and performance-based stock	468	487	482	477
Weighted average common shares outstanding – Diluted	22,796	22,958	22,857	22,962

Earnings from continuing operations per common share	$0.90	$0.73	$1.47	$1.11
Loss from discontinued operations per common share	(0.05)	(0.04)	(0.09)	(0.07)
Diluted net earnings per common share	$0.85	$0.69	$1.38	$1.04

The shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Restricted and performance-based shares	248	251	242	265

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

The following tables show our net sales, intersegment revenue and operating income by our operating segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Sales (a)
Engine Management	$218,042	$203,429	$431,231	$402,917
Temperature Control	84,406	80,370	153,330	140,601
All Other	2,724	2,837	4,377	4,944
Consolidated	$305,172	$286,636	$588,938	$548,462

Intersegment Revenue (a)
Engine Management	$4,921	$4,981	$10,270	$10,972
Temperature Control	1,786	2,140	3,719	3,820
All Other	(6,707)	(7,121)	(13,989)	(14,792)
Consolidated	$—	$—	$—	$—

Operating Income
Engine Management	$25,709	$23,138	$48,053	$40,514
Temperature Control	7,154	4,882	9,204	5,713
All Other	(5,135)	(4,670)	(11,572)	(10,570)
Consolidated	$27,728	$23,350	$45,685	$35,657

(a)	Segment net sales include intersegment sales in our Engine Management and Temperature Control segments.

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

The following tables provide disaggregation of net sales information for the three months and six months ended June 30, 2019 and 2018 (in thousands):

Three months ended June 30, 2019 (a)	Engine Management	Temperature Control	Other (b)	Total
Geographic Area:
United States	$194,127	$80,655	$—	$274,782
Canada	6,736	3,311	2,724	12,771
Mexico	4,879	208	—	5,087
Europe	3,577	117	—	3,694
Other foreign	8,723	115	—	8,838
Total	$218,042	$84,406	$2,724	$305,172
Major Product Group:
Ignition, emission control, fuel and safety related system products	$181,831	$—	$1,492	$183,323
Wire and cable	36,211	—	(68)	36,143
Compressors	—	52,493	792	53,285
Other climate control parts	—	31,913	508	32,421
Total	$218,042	$84,406	$2,724	$305,172
Major Sales Channel:
Aftermarket	$177,154	$75,331	$2,724	$255,209
OE/OES	35,966	8,641	—	44,607
Export	4,922	434	—	5,356
Total	$218,042	$84,406	$2,724	$305,172

Three months ended June 30, 2018 (a)	Engine Management	Temperature Control	Other (b)	Total
Geographic Area:
United States	$181,845	$75,991	$—	$257,836
Canada	7,288	3,792	2,837	13,917
Mexico	4,894	173	—	5,067
Europe	3,646	147	—	3,793
Other foreign	5,756	267	—	6,023
Total	$203,429	$80,370	$2,837	$286,636
Major Product Group:
Ignition, emission control, fuel and safety related system products	$162,462	$—	$1,191	$163,653
Wire and cable	40,967	—	158	41,125
Compressors	—	46,940	818	47,758
Other climate control parts	—	33,430	670	34,100
Total	$203,429	$80,370	$2,837	$286,636
Major Sales Channel:
Aftermarket	$171,864	$70,679	$2,837	$245,380
OE/OES	25,801	9,296	—	35,097
Export	5,764	395	—	6,159
Total	$203,429	$80,370	$2,837	$286,636

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
Six months ended June 30, 2019 (a)	Engine Management	Temperature Control	Other (b)	Total
Geographic Area:
United States	$382,021	$145,506	$—	$527,527
Canada	13,802	6,773	4,377	24,952
Mexico	9,367	363	—	9,730
Europe	6,674	274	—	6,948
Other foreign	19,367	414	—	19,781
Total	$431,231	$153,330	$4,377	$588,938
Major Product Group:
Ignition, emission control, fuel and safety related system products	$357,892	$—	$2,883	$360,775
Wire and cable	73,339	—	12	73,351
Compressors	—	92,304	532	92,836
Other climate control parts	—	61,026	950	61,976
Total	$431,231	$153,330	$4,377	$588,938
Major Sales Channel:
Aftermarket	$355,693	$135,872	$4,377	$495,942
OE/OES	65,106	16,516	—	81,622
Export	10,432	942	—	11,374
Total	$431,231	$153,330	$4,377	$588,938

Six months ended June 30, 2018 (a)	Engine Management	Temperature Control	Other (b)	Total
Geographic Area:
United States	$358,762	$132,192	$—	$490,954
Canada	15,092	7,093	4,944	27,129
Mexico	9,233	385	—	9,618
Europe	7,126	311	—	7,437
Other foreign	12,704	620	—	13,324
Total	$402,917	$140,601	$4,944	$548,462
Major Product Group:
Ignition, emission control, fuel and safety related system products	$323,539	$—	$2,853	$326,392
Wire and cable	79,378	—	349	79,727
Compressors	—	76,838	762	77,600
Other climate control parts	—	63,763	980	64,743
Total	$402,917	$140,601	$4,944	$548,462
Major Sales Channel:
Aftermarket	$341,174	$122,309	$4,944	$468,427
OE/OES	50,857	17,397	—	68,254
Export	10,886	895	—	11,781
Total	$402,917	$140,601	$4,944	$548,462

(a)	Segment net sales include intersegment sales in our Engine Management and Temperature Control segments.

(b)
Other consists of the elimination of intersegment sales from our Engine Management and Temperature Control segments as well as sales from our Canadian business unit that does not meet the criteria of a reportable operating segment.  Intersegment wire and cable sales for the three months ended June 30, 2019 exceeded third party sales from our Canadian business unit.

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

Note 16. Commitments and Contingencies

Asbestos

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying statement of operations.  When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001, and the amounts paid for settlements, awards of asbestos-related damages, and defense of such claims.  At June 30, 2019, approximately 1,540 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through June 30, 2019, the amounts paid for settled claims are approximately $29.8 million.  We do not have insurance coverage for the indemnity and defense costs associated with the claims we face.

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

During 2018, we were involved in an asbestos liability case in California, in which a jury returned a verdict, in November 2018, in favor of the plaintiff for the gross amount of $8.6 million in compensatory damages.  Of this amount, we were held responsible for approximately $7.4 million.  In February 2019, the court amended the verdict on the judgement, thereby increasing our responsibility to approximately $7.6 million.  We are pursuing all rights of appeal.  While the verdict is being appealed, interest will accrue at a rate of ten percent (10%) per annum.

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
Warranties

We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time of the product depending on the nature of the product.  As of June 30, 2019 and 2018, we have accrued $22.1 million and $21.7 million, respectively, for estimated product warranty claims included in accrued customer returns. The accrued product warranty costs are based primarily on historical experience of actual warranty claims.

The following table provides the changes in our product warranties (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Balance, beginning of period	$22,694	$20,560	$19,636	$20,929
Liabilities accrued for current year sales	24,283	23,136	50,679	44,378
Settlements of warranty claims	(24,891)	(21,991)	(48,229)	(43,602)
Balance, end of period	$22,086	$21,705	$22,086	$21,705

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Impact of Changes in U.S. Trade Policy

Changes in U.S. trade policy, particularly as it relates to China, as with much of our industry, have resulted in the assessment of increased tariffs on goods that we import into the United States.  Although our operating results in the first six months of 2019 have been slightly impacted by the timing of Chinese sourced products, we have taken, and continue to take, several actions to mitigate the impact of the increased tariffs, including but not limited to, price increases to our customers.  We do not anticipate that the increased tariffs will have a significant impact on our future operating results.  Although we are confident that we will be able to pass along the impact of the increased tariffs to our customers, there can be no assurances that we will be able to pass on the entire increased costs imposed by the tariffs.

Index
Interim Results of Operations:

Comparison of the Three Months Ended June 30, 2019 to the Three Months Ended June 30, 2018

Sales.  Consolidated net sales for the three months ended June 30, 2019 were $305.2 million, an increase of $18.6 million, or 6.5%, compared to $286.6 million in the same period of 2018, with the majority of our net sales to customers located in the United States.  Consolidated net sales increased in both our Engine Management and Temperature Control Segments.

The following table summarizes consolidated net sales by segment and by major product group within each segment for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
	2019	2018
Engine Management:
Ignition, Emission Control, Fuel and Safety Related System Products	$181,831	$162,462
Wire and Cable	36,211	40,967
Total Engine Management	218,042	203,429

Temperature Control:
Compressors	52,493	46,940
Other Climate Control Parts	31,913	33,430
Total Temperature Control	84,406	80,370

All Other	2,724	2,837

Total	$305,172	$286,636

Engine Management’s net sales increased $14.6 million, or 7.2%, to $218 million for the three months ended June 30, 2019.  Net sales in ignition, emission control, fuel and safety related system products for the three months ended June 30, 2019 were $181.8 million, an increase of $19.3 million, or 11.9%, compared to $162.5 million in the same period of 2018.  Net sales in the wire and cable product group for the three months ended June 30, 2019 were $36.2 million, a decrease of $4.8 million, or 11.7%, compared to $41 million in the three months ended June 30, 2018.  Engine Management’s increase in net sales for the second quarter of 2019 compared to the same period in 2018 primarily reflects the impact of incremental sales from our April 2019 acquisition of certain assets and liabilities of the Pollak business of Stoneridge, Inc., as well as general price increases and tariff costs passed on to customers.  Engine Management’s year-over-year increase in net sales was offset, in part, by the general decline in our wire and cable business due to its product lifecycle.  Incremental sales from our acquisition of the Pollak business of $10.7 million were included in the net sales of the ignition, emission control, fuel and safety related system products market from the date of acquisition through June 30, 2019.  Compared to the second quarter of 2018, excluding the incremental net sales from the acquisition, net sales in the ignition, emission control, fuel and safety related products market increased $8.6 million, or 5.3%, and Engine Management net sales increased $3.9 million, or 1.9%.

Temperature Control’s net sales increased $4 million, or 5%, to $84.4 million for the three months ended June 30, 2019.  Net sales in the compressors product group for the three months ended June 30, 2019 were $52.5 million, an increase of $5.6 million, or 11.8%, compared to $46.9 million in the same period of 2018.  Net sales in the other climate control parts product group for the three months ended June 30, 2019 were $31.9 million, a decrease of $1.5 million, or 4.5%, compared to $33.4 million in the three months ended June 30, 2018.  Temperature Control’s increase in net sales for the second quarter of 2019 compared to the same period in 2018 is primarily due to strong pre-season orders as customers rebuild their inventory levels after a very strong 2018 selling season, and to a lesser extent due to incremental pricing for tariff costs passed on to customers.  The decline in net sales in the other climate control parts product group results from the impact of the introduction of air conditioner repair kits, which are sold as a complete repair kit inclusive of the compressor and other climate control parts.  These air conditioner repair kits have been well received and are classified as sales under the compressor product group, resulting in a shift in reported sales from the other climate control parts product group into the compressor product group.  Demand for our Temperature Control products may vary significantly with summer weather conditions and customer inventory levels.

Index
Gross Margins.  Gross margins, as a percentage of consolidated net sales, increased to 29.1% in the second quarter of 2019, compared to 28.4% in the second quarter of 2018.  The following table summarizes gross margins by segment for the three months ended June 30, 2019 and 2018, respectively (in thousands):

Three Months Ended June 30,	Engine Management	Temperature Control	Other	Total
2019
Net sales	$218,042	$84,406	$2,724	$305,172
Gross margins	63,780	22,551	2,574	88,905
Gross margin percentage	29.3%	26.7%	—	29.1%

2018
Net sales	$203,429	$80,370	$2,837	$286,636
Gross margins	57,782	20,800	2,707	81,289
Gross margin percentage	28.4%	25.9%	—	28.4%

Compared to the second quarter of 2018, gross margins at Engine Management increased 0.9 percentage points from 28.4% to 29.3%, while gross margins at Temperature Control increased 0.8 percentage points from 25.9% to 26.7%. The gross margin percentage increase in Engine Management compared to the prior year reflects our return to historical productivity in our Reynosa, Mexico wire plant after the lengthy integration of General Cable, as well as certain pricing actions, which more than offset the negative impact of tariff costs passed on to customers without any markup.  The gross margin percentage increase in Temperature Control compared to the prior year resulted primarily from the favorable impact of higher production volumes offset, in part, by tariffs passed on to customers without any markup.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) were $60.5 million, or 19.8% of consolidated net sales, in the second quarter of 2019, as compared to $57.8 million, or 20.1% of consolidated net sales, in the second quarter of 2018.  The $2.7 million increase in SG&A expenses as compared to the second quarter of 2018 is principally due to (1) incremental expenses of $1.5 million from our acquisition of certain assets and liabilities of the Pollak business of Stoneridge. Inc., including amortization of intangible assets acquired; and (2) higher selling and marketing expenses, and higher costs incurred in our accounts receivable factoring program, all of which are associated with higher sales volumes, along with slightly higher other general and administrative costs.

Restructuring and Integration Expenses.  Restructuring and integration expenses for the second quarter of 2019 were $0.6 million compared to restructuring and integration expenses of $0.2 million for the second quarter of 2018.  Restructuring and integration expenses incurred in the second quarter of 2019 of $0.6 million related to the relocation of certain inventory, machinery, and equipment acquired in our April 2019 acquisition of the Pollak business of Stoneridge, Inc. to our existing facilities in Disputanta, Virginia, Reynosa, Mexico and Independence, Kansas; while the restructuring and integration expenses incurred in the second quarter of 2018 of $0.2 million related to the plant rationalization program that commenced in February 2016, the Orlando plant rationalization program that commenced in January 2017, and the wire and cable relocation program announced in October 2016, all of which were winding down during 2018 and substantially completed as of December 31, 2018.

Other Income (Expense), Net. Other income, net was $3,000 in the second quarter of 2019, compared to $42,000 in the second quarter of 2018.  Other Income, net in the second quarter of 2019 and 2018 included gains and losses on disposal of property, plant and equipment, and sublease rental income in 2018 of a portion of our facility in Canada.

Index
Operating Income.  Operating income increased to $27.7 million in the second quarter of 2019, compared to $23.4 million in the second quarter of 2018.  The year-over-year increase in operating income of $4.3 million is the result of impact of higher consolidated net sales and higher gross margins as a percentage of consolidated net sales offset, in part, by higher restructuring and integration expenses and higher SG&A expenses.

Other Non-Operating Income, Net.  Other non-operating income, net was $1.4 million in the second quarter of 2019, compared to $0.5 million in the second quarter of 2018.  The year-over-year increase in other non-operating income, net results primarily from the increase in year-over-year equity income from our joint ventures offset, in part, by the unfavorable impact of changes in foreign currency exchange rates.

Interest Expense.  Interest expense increased to $1.7 million in the second quarter of 2019, compared to $1.3 million in the second quarter of 2018.  The year-over-year increase in interest expense reflects the impact of both higher average outstanding borrowings in 2019 when compared to 2018, and higher year-over-year average interest rates on our revolving credit facility.

Income Tax Provision.  The income tax provision in the second quarter of 2019 was $6.9 million at an effective tax rate of 25% compared to $5.8 million at an effective tax rate of 25.5% for the same period in 2018.  The lower effective tax rate in the second quarter of 2019 compared to the second quarter of 2018 results primarily from the reduced state and local effective tax rate, and a change in the U.S. and foreign mix of pre-tax income.

Loss from Discontinued Operations.  During the second quarter of 2019 and 2018, the loss from discontinued operations, net of tax was $1.1 million and $0.9 million, respectively. The loss from discontinued operations, net of tax reflects legal related expenses associated with our asbestos liability, and interest accrued in the second quarter of 2019 related to the November 2018 verdict in an asbestos case in California which we are currently appealing.  As discussed more fully in Note 16, “Commitments and Contingencies” in the notes to our consolidated financial statements (unaudited), we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Comparison of the Six Months Ended June 30, 2019 to the Six Months Ended June 30, 2018

Sales.  Consolidated net sales for the six months ended June 30, 2019 were $588.9 million, an increase of $40.4 million, or 7.4%, compared to $548.5 million in the same period of 2018, with the majority of our net sales to customers in the United States.  Consolidated net sales increased in both our Engine Management and Temperature Control Segments.

The following table summarizes consolidated net sales by segment and by major product group within each segment for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018
Engine Management:
Ignition, Emission Control, Fuel and Safety Related System Products	$357,892	$323,539
Wire and Cable	73,339	79,378
Total Engine Management	431,231	402,917
Temperature Control:
Compressors	92,304	76,838
Other Climate Control Parts	61,026	63,763
Total Temperature Control	153,330	140,601

All Other	4,377	4,944

Total	$588,938	$548,462

Index

Engine Management’s net sales increased $28.3 million, or 7%, to $431.2 million for the first six months of 2019.  Net sales in ignition, emission control, fuel and safety related system products for the six months ended June 30, 2019 were $357.9 million, an increase of $34.4 million, or 10.6%, compared to $323.5 million in the same period of 2018.  Net sales in the wire and cable product group for the six months ended June 30, 2019 were $73.3 million, a decrease of $6.1 million, or 7.6%, compared to $79.4 million in the six months ended June 30, 2018.  Engine Management’s increase in net sales for the first six months of 2019 compared to the same period in 2018 primarily reflects the impact of incremental sales from our April 2019 acquisition of certain assets and liabilities of the Pollak business of Stoneridge, Inc., as well as pipeline orders from certain customers in the first quarter of 2019, general price increases and tariff costs passed on to customers.  Engine Management’s year-over-year increase in net sales was offset, in part, by the general decline in our wire and cable business due to its product lifecycle.  Incremental sales from our acquisition of the Pollak business of $10.7 million were included in the net sales of the ignition, emission control, fuel and safety related system products market from the date of acquisition through June 30, 2019.  Compared to the first six months of 2018, excluding the incremental net sales from the acquisition, net sales in the ignition, emission control, fuel and safety related system products market increased $23.7 million, or 7.3%, and Engine Management net sales increased $17.6 million, or 4.4%.  The 4.4% increase in Engine Management net sales reflects the impact of pipeline orders from certain customers in the first quarter of 2019, general price increases, tariff costs passed on to customers, and low single digit organic growth.

Temperature Control’s net sales increased $12.7 million, or 9%, to $153.3 million for the first six months of 2019.  Net sales in the compressors product group for the six months ended June 30, 2019 were $92.3 million, an increase of $15.5 million, or 20.1%, compared to $76.8 million in the same period of 2018.  Net sales in the other climate control parts product group for the six months ended June 30, 2019 were $61 million, a decrease of $2.8 million, or 4.3%, compared to $63.8 million in the six months ended June 30, 2018.  Temperature Control’s increase in net sales for the first six months of 2019 compared to the same period in 2018 is primarily due to strong pre-season orders as customers rebuild their inventory levels after a very strong 2018 selling season, and to a lesser extent due to incremental pricing for tariff costs passed on to customers.  The decline in net sales in the other climate control parts product group results from the impact of the introduction of air conditioner repair kits, which are sold as a complete repair kit inclusive of the compressor and other climate control parts.  These air conditioner repair kits have been well received and are classified as sales under the compressor product group, resulting in a shift in reported sales from the other climate control parts product group into the compressor product group.  Demand for our Temperature Control products may vary significantly with summer weather conditions and customer inventory levels.

Gross Margins.  Gross margins, as a percentage of consolidated net sales, increased to 28.3% in the first six months of 2019, compared to 28.1% during the same period in 2018.  The following table summarizes gross margins by segment for the six months ended June 30, 2019 and 2018, respectively (in thousands):

Six Months Ended June 30,	Engine Management	Temperature Control	Other	Total
2019
Net sales	$431,231	$153,330	$4,377	$588,938
Gross margins	123,473	38,742	4,653	166,868
Gross margin percentage	28.6%	25.3%	—	28.3%

2018
Net sales	$402,917	$140,601	$4,944	$548,462
Gross margins	114,252	34,467	5,159	153,878
Gross margin percentage	28.4%	24.5%	—	28.1%

Compared to the first six months of 2018, gross margins at Engine Management increased 0.2 percentage points from 28.4% to 28.6%, while gross margins at Temperature Control increased 0.8 percentage points from 24.5% to 25.3%.  The gross margin percentage increase in Engine Management compared to the prior year reflects our return to historical productivity in our Reynosa, Mexico wire plant after the lengthy integration of General Cable, as well as certain pricing actions, which more than offset the negative impact of tariff costs passed on to customers without any markup.  The gross margin percentage increase in Temperature Control compared to the prior year was attributable primarily to favorable production variances carried forward from 2018 as compared to the prior year’s unfavorable deferred production variances carried forward from 2017 offset, in part, by tariffs passed on to customers without any markup.

Index

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) increased to $120.5 million, or 20.5% of consolidated net sales, in the first six months of 2019, as compared to $115.5 million, or 21.1% of consolidated net sales in the first six months of 2018.  The $5 million increase in SG&A expenses as compared to the first six months of 2018 is principally due to (1) incremental expenses of $1.5 million from our acquisition of certain assets and liabilities of the Pollak business of Stoneridge. Inc., including amortization of intangible assets acquired; and (2) higher selling, marketing and distribution expenses, and higher costs incurred in our accounts receivable factoring program, all of which are associated with higher sales volumes, along with slightly higher other general and administrative costs.

Restructuring and Integration Expenses.  Restructuring and integration expenses for the six months ended June 30, 2019 were $0.6 million compared to restructuring and integration expenses of $3.1 million in the same period of 2018.  Restructuring and integration expenses incurred in the first six months of 2019 of $0.6 million related to the relocation of certain inventory, machinery, and equipment acquired in our April 2019 acquisition of the Pollak business of Stoneridge, Inc. to our existing facilities in Disputanta, Virginia, Reynosa, Mexico and Independence, Kansas; while the restructuring and integration expenses incurred in the first six months of 2018 of $3.1 million related to the plant rationalization program that commenced in February 2016, the Orlando plant rationalization program that commenced in January 2017, and the wire and cable relocation program announced in October 2016, all of which were substantially completed as of December 31, 2018.

Other Income (Expense), Net. Other expense, net was $3,000 in the first six months of 2019, compared to other income, net of $0.3 million in the first six months of 2018.  During the first six months of 2018, we recognized a deferred gain of $0.2 million related to the sale-leaseback of our Long Island City, New York facility. The recognition of the deferred gain related to the sale-leaseback of our Long Island City, New York facility ended in the first quarter of 2018 upon the termination of the initial 10-year lease term for the facility.

Operating Income.  Operating income was $45.7 million in the first six months of 2019, compared to $35.7 million for the same period in 2018. The year-over-year increase in operating income of $10 million is the result of impact of higher consolidated net sales, higher gross margins as a percentage of consolidated net sales, and lower restructuring and integration expenses offset, in part, by higher SG&A expenses.

Other Non-Operating Income, Net.  Other non-operating income, net was $2.1 million in the first six months of 2019, compared to other non-operating income, net of $0.4 million in the first six months of 2018.  The year-over-year increase in other non-operating income, net results primarily from the increase in year-over-year equity income from our joint ventures offset, in part, by the unfavorable impact of changes in foreign currency exchange rates.

Interest Expense.  Interest expense increased to $2.8 million in the first six months of 2019, compared to $1.9 million for the same period in 2018.  The year-over-year increase in interest expense reflects the impact of both higher average outstanding borrowings during the first six months of 2019 when compared to the same period in 2018, and the higher year-over-year average interest rates on our revolving credit facility.

Income Tax Provision.  The income tax provision for the six months ended June 30, 2019 was $11.3 million at an effective tax rate of 25.1%, compared to $8.8 million at an effective tax rate of 25.7% for the same period in 2018.  The lower effective tax rate in the first six months of 2019 compared to the first six months of 2018 results primarily from the reduced state and local effective tax rate, and a change in the U.S. and foreign mix of pre-tax income.

Index

Loss from Discontinued Operations.  During the first six months of 2019 and 2018, the loss from discontinued operations, net of tax was $2 million and $1.5 million, respectively.  The loss from discontinued operations, net of tax reflects legal related expenses associated with our asbestos liability, and interest accrued in the first six months of 2019 related to the November 2018 verdict in an asbestos case in California which we are currently appealing.  As discussed more fully in Note 16, “Commitments and Contingencies” in the notes to our consolidated financial statements (unaudited), we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Restructuring and Integration Programs

The plant rationalization program that commenced in February 2016, the wire and cable relocation program announced in October 2016, and the Orlando plant rationalization program that commenced in January 2017, were all substantially completed as of December 31, 2018.  As a result of our recent acquisition of the Pollak business of Stoneridge, Inc., we expect to incur approximately $1.6 million of integration expenses related to the relocation of certain inventory, machinery, and equipment from Pollak’s distribution and manufacturing facilities to our existing facilities in Disputanta, Virginia, Reynosa, Mexico and Independence, Kansas.

For a detailed discussion on the restructuring and integration costs, see Note 5, “Restructuring and Integration Expenses,” of the notes to our consolidated financial statements (unaudited).

Liquidity and Capital Resources

Operating Activities. During the first six months of 2019, cash used in operating activities was $19.5 million compared to cash provided by operating activities of $4.2 million in the same period of 2018.  The year-over-year decrease in operating cash flow is primarily the result of the larger year-over-year increase in inventories, the year-over-year decrease in accounts payable compared to the year-over-year increase in accounts payable in the same period of 2018, and the larger year-over-year increase in prepaid expenses and other current assets offset, in part, by the increase in net earnings, the smaller year-over-year increase in accounts receivable, and the smaller year-over-year decrease in sundry payables and accrued expenses.

Net earnings during the first six months of 2019 were $31.6 million compared to $23.9 million in the first six months of 2018.  During the first six months of 2019, (1) the increase in accounts receivable was $26.6 million compared to the year-over-year increase in accounts receivable of $34.5 million in 2018; (2) the increase in inventories was $19.7 million compared to the year-over-year increase in inventories of $6.7 million in 2018; (3) the increase in prepaid expenses and other current assets was $6.4 million compared to the year-over-year increase in prepaid expenses and other current assets of $3 million in 2018; (4) the decrease in accounts payable was $7 million compared to the year-over-year increase in accounts payable of $15.7 million in 2018; and (5) the decrease in sundry payables and accrued expenses was $7.5 million compared to the year-over-year decrease in sundry payables and accrued expenses of $9.1 million in 2018.  The inventory increase during the first six months of 2019 reflects the impact of the inventory build-up of air conditioning products at our Temperature Control segment in anticipation of a strong 2019 summer season, as well as the inventory increases resulting from the Pollak acquisition; while the decrease in accounts payable during the first six months of 2019 results from the timing of the inventory purchases at our Temperature Control segment. We continue to actively manage our working capital to maximize our operating cash flow.

Investing Activities.  Cash used in investing activities was $41.2 million in the first six months of 2019, compared to $19.9 million in the same period of 2018.  Investing activities during the first six months of 2019 consisted of (1) net cash proceeds of $4.8 million received in January 2019 from the December 2018 sale of our property in Grapevine, Texas; (2) the payment of $38.4 million for our acquisition of certain assets and liabilities of the Pollak business of Stoneridge, Inc.; and (3) capital expenditures of $7.6 million.  Investing activities during the first six months of 2018 consisted of (1) the payment of the third and final contribution of $5.8 million for our November 2017 acquisition of a 50% interest in a joint venture with Foshan Guangdong Automotive Air Conditioning Co., Ltd., a China-based manufacturer of air conditioning compressors for the automotive aftermarket and the Chinese OE market; (2) the payment of initial installments of $2.8 million for our 15% increase in equity ownership in an joint venture with Gwo Yng Enterprise Co., Ltd., a China-based manufacturer of air conditioner accumulators, filter driers, hose assemblies and switches for the automotive aftermarket and OEM/OES markets; and (3) capital expenditures of $11.3 million.

Index

Financing Activities.  Cash provided by financing activities was $66.6 million in the first six months of 2019 as compared to $17.2 million in the same period of 2018.  During the first six months of 2019, (1) we increased borrowings under our revolving credit facility by $86.3 million as compared to the increase in borrowings under our revolving credit facility of $31.5 million in 2018; (2) we made cash payments in the first six months of 2019 for the repurchase of shares of our common stock of $10.7 million as compared to $7.6 million in 2018; and (3) we paid dividends of $10.3 million in the first six months of 2019 as compared to $9.4 million in the comparable period last year.  In February 2019, our Board of Directors voted to increase our quarterly dividend from $0.21 per share in 2018 to $0.23 per share in 2019.

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

Borrowings under the amended credit agreement are secured by substantially all of our assets, including accounts receivable, inventory and certain fixed assets, and those of certain of our subsidiaries.  Availability under the amended credit agreement is based on a formula of eligible accounts receivable, eligible drafts presented to the banks under our factoring agreements, eligible inventory, eligible equipment and eligible fixed assets.  After taking into account outstanding borrowings under the amended credit agreement, there was an additional $116.8 million available for us to borrow pursuant to the formula at June 30, 2019.  Outstanding borrowings under the amended credit agreement, which are classified as current liabilities, were $130 million and $43.7 million at June 30, 2019 and December 31, 2018, respectively.  Borrowings under the amended credit agreement have been classified as current liabilities based upon the accounting rules and certain provisions in the agreement.

At June 30, 2019, the weighted average interest rate on our amended credit agreement was 3.7%, which consisted of $130 million in direct borrowings.  At December 31, 2018, the weighted average interest rate on our amended credit agreement was 3.9%, which consisted of $40 million in direct borrowings at 3.4% and an alternative base rate loan of $3.7 million at 5.8%.  During the six months ended June 30, 2019, our average daily alternative base rate loan balance was $1.6 million, compared to a balance of $1.9 million for the six months ended June 30, 2018, and a balance of $1.8 million for the year ended December 31, 2018.

At any time that our borrowing availability is less than the greater of either (a) $25 million, or 10% of the commitments if fixed assets are not included in the borrowing base, or (b) $31.25 million, or 12.5% of the commitments if fixed assets are included in the borrowing base, the terms of the amended credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain a fixed charge coverage ratio of 1:1 at the end of each fiscal quarter (rolling four quarters).  As of June 30, 2019, we were not subject to these covenants.  The amended credit agreement permits us to pay cash dividends of $20 million and make stock repurchases of $20 million in any fiscal year subject to a minimum availability of $25 million.  Provided specific conditions are met, the amended credit agreement also permits acquisitions, permissible debt financing, capital expenditures, and cash dividend payments and stock repurchases of greater than $20 million.

Index

Our Polish subsidiary, SMP Poland sp.z.o.o., has entered into an overdraft facility with HSBC Bank Polska S.A. (“HSBC Poland”) for Zloty 30 million (approximately $8 million).  The facility, as amended, expires in December 2019.  Borrowings under the overdraft facility will bear interest at a rate equal to WIBOR + 0.75% and are guaranteed by Standard Motor Products, Inc., the ultimate parent company.  At June 30, 2019 and December 31, 2018, borrowings under the overdraft facility were Zloty 18.8 million (approximately $5 million) and Zloty 19.9 million (approximately $5.3 million), respectively.

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

Pursuant to these agreements, we sold $190 million and $361 million of receivables during the three months and six months ended June 30, 2019, respectively, and $184.1 million and $341.6 million for the comparable periods in 2018.  A charge in the amount of $6.4 million and $12.1 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months and six months ended June 30, 2019, respectively, and $6.3 million and $11.7 million for the comparable periods in 2018.  If we do not enter into these arrangements or if any of the financial institutions with which we enter into these arrangements were to experience financial difficulties or otherwise terminate these arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures to collect future trade accounts receivable.

During 2017, our Board of Directors authorized the purchase of up to $30 million of our common stock under stock repurchase programs. Under these programs, during the year ended December 31, 2017 and the six months ended June 30, 2018, we repurchased 539,760 and 112,307 shares of our common stock, respectively, at a total cost of $24.8 million and $5.2 million, respectively, thereby completing the 2017 Board of Directors’ authorizations.

In May 2018, our Board of Directors authorized the purchase of up to an additional $20 million of our common stock under a new stock repurchase program. Under this program, during the six months ended June 30, 2018 and year ended December 31, 2018, we repurchased 45,964 and 201,484 shares of our common stock, respectively, at a total cost of $2.1 million and $9.3 million, respectively.  Additionally, during the three and six months ended June 30, 2019, we repurchased 92,209 and 221,748 shares of our common stock, respectively, under the program, at a total cost of $4.4 million and $10.7 million, respectively, thereby completing the 2018 Board of Directors authorization.

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

Index

The following table summarizes our contractual commitments as of June 30, 2019 and expiration dates of commitments through 2028 (a) (b) (c):

(In thousands)	2019	2020	2021	2022	2023	2024- 2028	Total
Operating lease obligations	$4,342	$7,689	$7,027	$5,818	$5,281	$11,316	$41,473
Postretirement benefits	20	36	32	29	25	76	218
Severance payments related to restructuring and integration	333	225	69	24	—	—	651
Total commitments	$4,695	$7,950	$7,128	$5,871	$5,306	$11,392	$42,342

(a)
Indebtedness under our revolving credit facilities is not included in the table above as it is reported as a current liability in our consolidated balance sheets.  As of June 30, 2019, amounts outstanding under our revolving credit facilities were $130 million.

(b)
We anticipate total aggregate future severance payments of approximately $0.7 million related to the plant rationalization program and the Orlando plant rationalization program.  These programs were substantially completed as of December 31, 2018.

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

Index
ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk, primarily related to foreign currency exchange and interest rates. These exposures are actively monitored by management. Our exposure to foreign exchange rate risk is due to certain costs, revenues and borrowings being denominated in currencies other than one of our subsidiary’s functional currency. Similarly, we are exposed to market risk as the result of changes in interest rates, which may affect the cost of our financing. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures. We do not hold or issue derivative financial instruments for trading or speculative purposes.  As of June 30, 2019, we do not have any derivative financial instruments.

Exchange Rate Risk

We have exchange rate exposure, primarily, with respect to the Canadian Dollar, the Euro, the British Pound, the Polish Zloty, the Mexican Peso, the Taiwan Dollar, the Chinese Yuan Renminbi and the Hong Kong Dollar.  As of June 30, 2019 and December 31, 2018, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore, the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the incremental effect of such a change on our foreign currency denominated revenues.

Interest Rate Risk

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements.  We invest our excess cash in highly liquid short-term investments.  Substantially all of our debt is variable rate debt as of June 30, 2019 and December 31, 2018.

In addition, from time to time, we sell undivided interests in certain of our receivables to financial institutions.  We enter these agreements at our discretion when we determine that the cost of factoring is less than the cost of servicing our receivables with existing debt. During the three months and six months ended June 30, 2019, we sold $190 million and $361 million of receivables, respectively.  Depending upon the level of sales of receivables pursuant these agreements, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the margin rate may have an approximate $1.9 million and $3.6 million negative impact on our earnings or cash flows during the three months and six months ended June 30, 2019, respectively.  The charge related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations.

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

During the quarter ended June 30, 2019, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to the Company’s purchases of its common stock for the second quarter of 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (2)

April 1 – 30, 2019	14,400	$ 49.65	14,400	$ 3,696,761
May 1 – 31, 2019	77,809	47.51	77,809	—
June 1 – 30, 2019	—	—	—	—
Total	92,209	$ 47.84	92,209	$ —

(1)	All shares were purchased through the publicly announced stock repurchase programs in open-market transactions.

(2)
In May 2018, our Board of Directors authorized the purchase of up to an additional $20 million of our common stock under a new stock repurchase program. Under this program, during the six months ended June 30, 2018 and year ended December 31, 2018, we repurchased 45,964 and 201,484 shares of our common stock, respectively, at a total cost of $2.1 million and $9.3 million, respectively.  Additionally, during the three and six months ended June 30, 2019, we repurchased 92,209 and 221,748 shares of our common stock, respectively, under the program, at a total cost of $4.4 million and $10.7 million, respectively, thereby completing the 2018 Board of Directors authorization.

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

STANDARD MOTOR PRODUCTS, INC.
(Registrant)

Date: July 30, 2019	/s/ James J. Burke
James J. Burke
Chief Operating Officer and
Chief Financial Officer
(Principal Financial and
Accounting Officer)