Form 10-Q
period 2019-09-30
STANDARD MOTOR PRODUCTS, INC.
filed 2019-10-31
CIK 93389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2019

or

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
Yes ☐     No ☑

As of the close of business on October 28, 2019, there were 22,456,467 outstanding shares of the registrant’s Common Stock, par value $2.00 per share.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

Index

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2019	2018	2019	2018
	(Unaudited)		(Unaudited)

Net sales	$307,723	$296,619	$896,661	$845,081
Cost of sales	215,635	209,313	637,705	603,897
Gross profit	92,088	87,306	258,956	241,184
Selling, general and administrative expenses	59,947	60,137	180,483	175,604
Restructuring and integration expenses	825	6	1,469	3,073
Other income (expense), net	(12)	15	(15)	328
Operating income	31,304	27,178	76,989	62,835
Other non-operating income, net	225	351	2,282	800
Interest expense	1,508	1,254	4,319	3,137
Earnings from continuing operations before taxes	30,021	26,275	74,952	60,498
Provision for income taxes	7,367	7,002	18,639	15,801
Earnings from continuing operations	22,654	19,273	56,313	44,697
Loss from discontinued operations, net of income taxes	(7,903)	(3,524)	(9,914)	(5,014)
Net earnings	$14,751	$15,749	$46,399	$39,683

Per Share Data:
Net earnings per common share – Basic:
Earnings from continuing operations	$1.01	$0.86	$2.52	$1.99
Discontinued operations	(0.35)	(0.16)	(0.44)	(0.22)
Net earnings per common share – Basic	$0.66	$0.70	$2.08	$1.77

Net earnings per common share – Diluted:
Earnings from continuing operations	$1.00	$0.84	$2.47	$1.95
Discontinued operations	(0.35)	(0.15)	(0.44)	(0.22)
Net earnings per common share – Diluted	$0.65	$0.69	$2.03	$1.73

Dividend declared per share	$0.23	$0.21	$0.69	$0.63

Average number of common shares	22,329,835	22,424,962	22,359,637	22,464,697
Average number of common shares and dilutive common shares	22,754,440	22,938,925	22,814,228	22,954,649

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
	(Unaudited)		(Unaudited)

Net earnings	$14,751	$15,749	$46,399	$39,683
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,720)	719	(1,627)	(2,997)
Pension and postretirement plans	(5)	(6)	(15)	(11)
Total other comprehensive income (loss), net of tax	(2,725)	713	(1,642)	(3,008)
Comprehensive income	$12,026	$16,462	$44,757	$36,675

See accompanying notes to consolidated financial statements (unaudited).

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,259	$11,138
Accounts receivable, less allowances for discounts and doubtful accounts of $6,001 and $5,687 for 2019 and 2018, respectively	168,968	157,535
Inventories	340,231	349,811
Unreturned customer inventories	20,325	20,484
Prepaid expenses and other current assets	14,273	7,256
Total current assets	557,056	546,224

Property, plant and equipment, net of accumulated depreciation of $194,410 and $186,135 for 2019 and 2018, respectively	88,835	90,754
Operating lease right-of-use assets	34,055	—
Goodwill	77,664	67,321
Other intangibles, net	66,857	48,411
Deferred income taxes	39,105	42,334
Investments in unconsolidated affiliates	39,030	32,469
Other assets	18,081	15,619
Total assets	$920,683	$843,132

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$78,211	$43,689
Current portion of other debt	5,225	5,377
Accounts payable	71,139	94,357
Sundry payables and accrued expenses	36,326	31,033
Accrued customer returns	53,984	57,433
Accrued core liability	26,045	31,263
Accrued rebates	31,140	28,870
Payroll and commissions	27,590	20,564
Total current liabilities	329,660	312,586

Long-term debt	132	153
Noncurrent operating lease liabilities	27,214	—
Other accrued liabilities	19,731	18,075
Accrued asbestos liabilities	49,894	45,117
Total liabilities	426,631	375,931

Commitments and contingencies

Stockholders’ equity:
Common stock – par value $2.00 per share:
Authorized – 30,000,000 shares; issued 23,936,036 shares	47,872	47,872
Capital in excess of par value	106,043	102,470
Retained earnings	411,083	380,113
Accumulated other comprehensive income	(11,236)	(9,594)
Treasury stock – at cost (1,597,342 shares and 1,503,284 shares in 2019 and 2018, respectively)	(59,710)	(53,660)
Total stockholders’ equity	494,052	467,201
Total liabilities and stockholders’ equity	$920,683	$843,132

See accompanying notes to consolidated financial statements (unaudited).

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Nine Months Ended September 30,
	2019	2018
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$46,399	$39,683
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	19,261	17,745
Amortization of deferred financing cost	169	258
Increase to allowance for doubtful accounts	301	40
Increase to inventory reserves	3,006	2,753
Amortization of deferred gain on sale of building	—	(218)
Equity income from joint ventures	(2,630)	(603)
Employee stock ownership plan allocation	1,889	1,918
Stock-based compensation	5,742	5,614
Decrease (increase) in deferred income taxes	3,232	(2,556)
Loss on discontinued operations, net of tax	9,914	5,014
Change in assets and liabilities:
Increase in accounts receivable	(16,583)	(23,428)
Decrease in inventories	11,824	2,761
(Increase) decrease in prepaid expenses and other current assets	(6,502)	1,202
(Decrease) increase in accounts payable	(24,107)	5,193
(Decrease) increase in sundry payables and accrued expenses	(2,551)	12,828
Net change in other assets and liabilities	(6,260)	(619)
Net cash provided by operating activities	43,104	67,585

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and investments in businesses	(43,490)	(9,852)
Net proceeds from sale of Grapevine, Texas facility	4,801	—
Capital expenditures	(12,329)	(15,633)
Other investing activities	47	37
Net cash used in investing activities	(50,971)	(25,448)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) under line-of-credit agreements	34,523	(12,000)
Net borrowings of other debt and capital lease obligations	133	1,463
Purchase of treasury stock	(10,738)	(9,271)
Increase in overdraft balances	1,109	1,382
Dividends paid	(15,429)	(14,144)
Net cash provided by (used in) financing activities	9,598	(32,570)
Effect of exchange rate changes on cash	390	431
Net increase in cash and cash equivalents	2,121	9,998
CASH AND CASH EQUIVALENTS at beginning of period	11,138	17,323
CASH AND CASH EQUIVALENTS at end of period	$13,259	$27,321

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,083	$2,896
Income taxes	$18,114	$11,829

See accompanying notes to consolidated financial statements (unaudited).

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended September 30, 2019
(Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
(In thousands)
Balance at June 30, 2019	$47,872	$105,347	$401,465	$(8,511)	$(60,908)	$485,265
Net earnings	—	—	14,751	—	—	14,751
Other comprehensive income, net of tax	—	—	—	(2,725)	—	(2,725)
Cash dividends paid	—	—	(5,133)	—	—	(5,133)
Stock-based compensation	—	696	—	—	1,198	1,894

Balance at September 30, 2019	$47,872	$106,043	$411,083	$(11,236)	$(59,710)	$494,052

Three Months Ended September 30, 2018
(Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
(In thousands)
Balance at June 30, 2018	$47,872	$103,403	$370,461	$(7,830)	$(51,536)	$462,370
Net earnings	—	—	15,749	—	—	15,749
Other comprehensive income, net of tax	—	—	—	713	—	713
Cash dividends paid	—	—	(4,707)	—	—	(4,707)
Purchase of treasury stock	—	—	—	—	(1,791)	(1,791)
Stock-based compensation	—	1,473	—	—	245	1,718

Balance at September 30, 2018	$47,872	$104,876	$381,503	$(7,117)	$(53,082)	$474,052

See accompanying notes to consolidated financial statements (unaudited).

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2019
(Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
(In thousands)
Balance at December 31, 2018	$47,872	$102,470	$380,113	$(9,594)	$(53,660)	$467,201
Net earnings	—	—	46,399	—	—	46,399
Other comprehensive income, net of tax	—	—	—	(1,642)	—	(1,642)
Cash dividends paid	—	—	(15,429)	—	—	(15,429)
Purchase of treasury stock	—	—	—	—	(10,738)	(10,738)
Stock-based compensation	—	2,828	—	—	2,914	5,742
Employee Stock Ownership Plan	—	745	—	—	1,774	2,519

Balance at September 30, 2019	$47,872	$106,043	$411,083	$(11,236)	$(59,710)	$494,052

Nine Months Ended September 30, 2018
(Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
(In thousands)
Balance at December 31, 2017	$47,872	$100,057	$357,153	$(4,109)	$(47,319)	$453,654
Cumulative effect adjustment	—	—	(1,189)	—	—	(1,189)
Net earnings	—	—	39,683	—	—	39,683
Other comprehensive income (loss), net of tax	—	—	—	(3,008)	—	(3,008)
Cash dividends paid	—	—	(14,144)	—	—	(14,144)
Purchase of treasury stock	—	—	—	—	(9,115)	(9,115)
Stock-based compensation	—	4,054	—	—	1,560	5,614
Employee Stock Ownership Plan	—	765	—	—	1,792	2,557

Balance at September 30, 2018	$47,872	$104,876	$381,503	$(7,117)	$(53,082)	$474,052

See accompanying notes to consolidated financial statements (unaudited).

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Basis of Presentation

Standard Motor Products, Inc. and subsidiaries (referred to as the “Company,” “we,” “us,” or “our”) is engaged in the manufacture and distribution of premium replacement parts for motor vehicles in the automotive aftermarket industry with a complementary focus on the heavy duty, industrial equipment and original equipment markets.

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
Standards that are not yet adopted as of September 30, 2019

The following table provides a brief description of recently issued accounting pronouncements that have not yet been adopted as of September 30, 2019, and that could have an impact on our financial statements:

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
		January 1, 2020, with early adoption permitted	The new standard will be applied prospectively. We do not anticipate that the adoption of this standard will have a material impact when performing our annual impairment test.

ASU 2016-13, Financial Instruments – Credit Losses
This standard creates a single model to measure impairment on financial assets, which includes trade accounts receivable. An estimate of expected credit losses on trade accounts receivable over their contractual life will be required to be recorded at inception, based on historical information, current conditions, and reasonable and supportable forecasts.
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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
The following tables provide quantitative disclosures related to our operating leases (in thousands):

Balance Sheet Information	September 30, 2019
Assets
Operating lease right-of-use assets	$34,055

Liabilities
Sundry payables and accrued expenses	$7,899
Noncurrent operating lease liabilities	27,214
Total operating lease liabilities	$35,113

Weighted Average Remaining Lease Term
Operating leases	6 Years

Weighted Average Discount Rate
Operating leases	3.8%

Lease Expense	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

Operating Lease Expense (a)	$2,199	$6,633

(a)
Excludes expenses of approximately $1.9 million related to non-lease components such as maintenance, property taxes, etc., and operating lease expense for leases with an initial term of 12 months or less, which is not material.

Nine Months Ended September 30, 2019
Supplemental Cash Flow Information
Cash paid for the amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,490
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$856

Minimum Lease Payments

At September 30, 2019, we are obligated to make minimum lease payments through 2028, under operating leases, which are as follows (in thousands):

2019	$2,158
2020	7,787
2021	7,088
2022	5,861
2023	5,279
Thereafter	11,316
Total lease payments	$39,489
Less: Interest	(4,376)
Present value of lease liabilities	$35,113

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Note 4.  Business Acquisitions and Investments

2019 Business Acquisition and Investment

Jiangsu Che Yijia New Energy Technology Co., Ltd. Equity Investment

In August 2019, we acquired an approximate 29% minority interest in Jiangsu Che Yijia New Energy Technology Co., Ltd. (“CYJ”) for approximately $5.1 million. Our investment in CYJ was funded through borrowings under our revolving credit facility with JPMorgan Chase Bank, N.A.  CYJ is a manufacturer of electric air conditioning compressors for electric vehicles and is located in China.  Our minority interest in CYJ is accounted for using the equity method of accounting.

Pollak Business of Stoneridge, Inc. Acquisition

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

Intangible assets acquired of $24.7 million consist of customer relationships related to the acquired OE/OES business of $17.2 million that will be amortized on a straight-line basis over the estimated useful life of 10 years; customer relationships related to the acquired aftermarket business of $7.2 million that will be amortized on a straight-line basis over the estimated useful life of 15 years; a trademark of $0.2 million that will be amortized on a straight-line basis over the estimated useful life of 10 years; and a non-compete agreement of $0.1 million that will be amortized on a straight-line basis over the estimated useful life of 5 years.  Goodwill of $10.4 million was allocated to the Engine Management Segment and is deductible for income tax purposes.  The goodwill reflects relationships, business specific knowledge and the replacement cost of an assembled workforce associated with personal reputations, as well as the value of expected synergies.

Revenues included in our consolidated statements of operations for the acquisition were $20 million from the date of acquisition through September 30, 2019.

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

In March 2018, we acquired an additional 15% equity interest in the joint venture for approximately $4.2 million, thereby increasing our equity interest in the joint venture to 65%.  The $4.2 million payment for our additional 15% investment was made in cash installments through September 30, 2018. Although we have increased our equity interest in the joint venture to 65%, the minority shareholder will maintain participating rights that will allow it to participate in certain significant financial and operating decisions that occur in the ordinary course of business.  As a result of the existence of these substantive participating rights of the minority shareholder, we will continue to account for our investment in the joint venture under the equity method of accounting.

Note 5.  Restructuring and Integration Expenses

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of December 31, 2018 and September 30, 2019 and activity for the nine months ended September 30, 2019 consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2018	$742	$—	$742
Restructuring and integration costs:
Amounts provided for during 2019	—	1,469	1,469
Cash payments	(271)	(1,177)	(1,448)
Reclassification to inventory reserves	—	(292)	(292)
Exit activity liability at September 30, 2019	$471	$—	$471

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

The plant rationalization program is substantially completed.  Cash payments made during the first nine months of 2019 and the remaining aggregate liability related to the program as of September 30, 2019 consists of severance payments to former employees.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
Activity, by segment, for the nine months ended September 30, 2019 related to our plant rationalization program consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2018	$—	$304	$—	$304
Restructuring and integration costs:
Amounts provided for during 2019	—	—	—	—
Cash payments	—	(77)	—	(77)
Exit activity liability at September 30, 2019	$—	$227	$—	$227

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

The Orlando plant rationalization program is substantially completed.  Cash payments made during the first nine months of 2019 and the remaining aggregate liability related to the program as of September 30, 2019 consists of severance payments to former employees.

Activity, by segment, for the nine months ended September 30, 2019 related to our Orlando plant rationalization program consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2018	$438	$—	$—	$438
Restructuring and integration costs:
Amounts provided for during 2019	—	—	—	—
Cash payments	(194)	—	—	(194)
Exit activity liability at September 30, 2019	$244	$—	$—	$244

Integration Costs

Pollak Relocation

In connection with our April 2019 acquisition of certain assets and liabilities of the Pollak business of Stoneridge, Inc., we are incurring certain integration expenses in connection with the relocation of certain inventory, machinery, and equipment from Pollak’s distribution and manufacturing facilities in El Paso, Texas, Canton, Massachusetts, and Juarez, Mexico, to our existing facilities in Disputanta, Virginia, Reynosa, Mexico and Independence, Kansas.  Total integration expenses of approximately $1.8 million are expected to be incurred related to the relocation.  During the nine months ended September 30, 2019, integration expenses related to the relocation of $1.5 million were recognized.  We anticipate that the Pollak relocation will be substantially completed by the end of 2019.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Activity, by segment, for the nine months ended September 30, 2019 related to the Pollak relocation consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2018	$—	$—	$—	$—
Restructuring and integration costs:
Amounts provided for during 2019	1,469	—	—	1,469
Cash payments	(1,177)	—	—	(1,177)
Reclassification to inventory reserves	(292)	—	—	(292)
Exit activity liability at September 30, 2019	$—	$—	$—	$—

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

Pursuant to these agreements, we sold $199.6 million and $560.6 million of receivables during the three months and nine months ended September 30, 2019, respectively, and $224.4 million and $566 million for the comparable periods in 2018.  A charge in the amount of $5.6 million and $17.7 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months and nine months ended September 30, 2019, respectively, and $7.3 million and $19 million for the comparable periods in 2018.  If we do not enter into these arrangements or if any of the financial institutions with which we enter into these arrangements were to experience financial difficulties or otherwise terminate these arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures to collect future trade accounts receivable.

Note 7.  Inventories

Inventories, which are stated at the lower of cost (determined by means of the first-in, first-out method) and net realizable value, consist of the following:

	September 30, 2019	December 31, 2018
	(In thousands)
Finished goods	$217,708	$226,802
Work in process	9,475	10,527
Raw materials	113,048	112,482
Subtotal	340,231	349,811
Unreturned customer inventories	20,325	20,484
Total inventories	$360,556	$370,295

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Note 8.  Acquired Intangible Assets

Acquired identifiable intangible assets consist of the following:

	September 30, 2019	December 31, 2018
	(In thousands)
Customer relationships	$111,521	$87,195
Trademarks and trade names	6,980	6,800
Non-compete agreements	3,273	3,193
Patents	723	723
Supply agreements	800	800
Leaseholds	160	160
Total acquired intangible assets	123,457	98,871
Less accumulated amortization (1)	(57,329)	(51,391)
Net acquired intangible assets	$66,128	$47,480

(1)	Applies to all intangible assets, except for trademarks and trade names totaling $5.2 million, which have indefinite useful lives and, as such, are not being amortized.

In April 2019, we acquired certain assets and liabilities of the Pollak business of Stoneridge, Inc.  Intangible assets acquired of $24.7 million consist of customer relationships related to the acquired OE/OES business of $17.2 million that will be amortized on a straight-line basis over the estimated useful life of 10 years; customer relationships related to the acquired aftermarket business of $7.2 million that will be amortized on a straight-line basis over the estimated useful life of 15 years; a trademark of $0.2 million that will be amortized on a straight-line basis over the estimated useful life of 10 years; and a non-compete agreement of $0.1 million that will be amortized on a straight-line basis over the estimated useful life of 5 years.

Total amortization expense for acquired intangible assets was $2 million and $6 million for the three months and nine months ended September 30, 2019, respectively, and $1.9 million and $5.7 million for the comparable periods in 2018.  Based on the current estimated useful lives assigned to our acquired intangible assets, amortization expense is estimated to be $2 million for the remainder of 2019, $8.1 million in 2020, $6.8 million in 2021, $5.2 million in 2022 and $38.8 million in the aggregate for the years 2023 through 2034.

Note 9.  Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	September 30, 2019	December 31, 2018
	(In thousands)
Revolving credit facilities	$78,211	$43,689
Other (1)	5,357	5,530
Total debt	$83,568	$49,219

Current maturities of debt	$83,436	$49,066
Long-term debt	132	153
Total debt	$83,568	$49,219

(1)
Other includes borrowings under our Polish overdraft facility of Zloty 20.7 million (approximately $5.2 million) and Zloty 19.9 million (approximately $5.3 million) as of September 30, 2019 and December 31, 2018, respectively.

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

Borrowings under the amended credit agreement are secured by substantially all of our assets, including accounts receivable, inventory and certain fixed assets, and those of certain of our subsidiaries.  Availability under the amended credit agreement is based on a formula of eligible accounts receivable, eligible drafts presented to the banks under our factoring agreements, eligible inventory, eligible equipment and eligible fixed assets.  After taking into account outstanding borrowings under the amended credit agreement, there was an additional $168.6 million available for us to borrow pursuant to the formula at September 30, 2019.  Outstanding borrowings under the amended credit agreement, which are classified as current liabilities, were $78.2 million and $43.7 million at September 30, 2019 and December 31, 2018, respectively.  Borrowings under the amended credit agreement have been classified as current liabilities based upon accounting rules and certain provisions in the agreement.

At September 30, 2019, the weighted average interest rate on our amended credit agreement was 3.4%, which consisted of $75 million in direct borrowings at 3.2% and an alternative base rate loan of $3.2 million at 5.3%. At December 31, 2018, the weighted average interest rate on our amended credit agreement was 3.9%, which consisted of $40 million in direct borrowings at 3.4% and an alternative base rate loan of $3.7 million at 5.8%.  During the nine months ended September 30, 2019, our average daily alternative base rate loan balance was $1.6 million, compared to a balance of $2 million for the nine months ended September 30, 2018, and a balance of $1.8 million for the year ended December 31, 2018.

At any time that our borrowing availability is less than the greater of either (a) $25 million, or 10% of the commitments if fixed assets are not included in the borrowing base, or (b) $31.25 million, or 12.5% of the commitments if fixed assets are included in the borrowing base, the terms of the amended credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain a fixed charge coverage ratio of 1:1 at the end of each fiscal quarter (rolling four quarters).  As of September 30, 2019, we were not subject to these covenants.  The amended credit agreement permits us to pay cash dividends of $20 million and make stock repurchases of $20 million in any fiscal year subject to a minimum availability of $25 million.  Provided specific conditions are met, the amended credit agreement also permits acquisitions, permissible debt financing, capital expenditures, and cash dividend payments and stock repurchases of greater than $20 million.

Polish Overdraft Facility

Our Polish subsidiary, SMP Poland sp.z.o.o., has entered into an overdraft facility with HSBC Bank Polska S.A. (“HSBC Poland”) for Zloty 30 million (approximately $7.5 million).  The facility, as amended, expires in December 2019.  Borrowings under the overdraft facility will bear interest at a rate equal to WIBOR + 0.75% and are guaranteed by Standard Motor Products, Inc., the ultimate parent company.  At September 30, 2019 and December 31, 2018, borrowings under the overdraft facility were Zloty 20.7 million (approximately $5.2 million) and Zloty 19.9 million (approximately $5.3 million), respectively. We anticipate that the overdraft facility will be renewed in the fourth quarter of 2019.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Deferred Financing Costs

We had deferred financing costs of $0.9 million and $1.1 million as of September 30, 2019 and December 31, 2018, respectively.  Deferred financing costs are related to our revolving credit facility.  Deferred financing costs as of September 30, 2019 are being amortized in the amounts of $0.1 million for the remainder of 2019, $0.2 million in 2020, $0.2 million in 2021, $0.2 million in 2022 and $0.2 million in 2023.

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

Our restricted and performance-based share activity was as follows for the nine months ended September 30, 2019:

	Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2018	870,041	$34.59
Granted	204,650	42.05
Vested	(68,945)	28.89
Forfeited	(11,950)	44.11
Balance at September 30, 2019	993,796	$36.40

We recorded compensation expense related to restricted shares and performance-based shares of $5.3 million ($3.9 million, net of tax) and $5 million ($3.7 million, net of tax) for the nine months ended September 30, 2019 and 2018, respectively. The unamortized compensation expense related to our restricted and performance-based shares was $17.9 million at September 30, 2019, and is expected to be recognized as they vest over a weighted average period of 3.9 years and 0.6 years for employees and directors, respectively.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Note 11. Employee Benefits

We provided, and continue to provide, certain medical and dental care benefits to eligible retired U.S. and Canadian employees.  The postretirement medical plans to eligible U.S. employees, other than to former union employees, and eligible Canadian employees terminated on December 31, 2016.  As related to the U.S. non-union employees, annually and through the year ended December 31, 2016, a fixed amount was credited into a Health Reimbursement account (“HRA”) to cover both medical and dental costs for all current and future eligible retirees.  Balances in the HRA accounts upon termination of the plan at December 31, 2016 remained available for use until December 31, 2018.  Any remaining balance at December 31, 2018 was forfeited.  Postretirement medical and dental benefits to the remaining eligible 19 former union employees in the U.S. will continue to be provided.  The postretirement medical and dental benefit obligation for the former union employees in the U.S. as of September 30, 2019, and the net periodic benefit cost for our postretirement benefit plans for the three months and nine months ended September 30, 2019 and 2018 were not material.

We maintain a defined contribution Supplemental Executive Retirement Plan for key employees.  Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees.  In March 2019, we made company contributions to the plan of $0.3 million related to calendar year 2018.

We also have an Employee Stock Ownership Plan and Trust for employees who are not covered by a collective bargaining agreement.  In connection therewith, we maintain an employee benefits trust to which we contribute shares of treasury stock.  We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under the plan. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released.  The trustees will vote the shares in accordance with their fiduciary duties.  During the nine months ended September 30, 2019, we contributed to the trust an additional 49,100 shares from our treasury and released 49,100 shares from the trust leaving 200 shares remaining in the trust as of September 30, 2019.

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
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Note 13. Earnings Per Share

The following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and dilutive net earnings per common share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic Net Earnings Per Common Share:
Earnings from continuing operations	$22,654	$19,273	$56,313	$44,697
Loss from discontinued operations	(7,903)	(3,524)	(9,914)	(5,014)
Net earnings available to common stockholders	$14,751	$15,749	$46,399	$39,683

Weighted average common shares outstanding	22,330	22,425	22,360	22,465

Earnings from continuing operations per common share	$1.01	$0.86	$2.52	$1.99
Loss from discontinued operations per common share	(0.35)	(0.16)	(0.44)	(0.22)
Basic net earnings per common share	$0.66	$0.70	$2.08	$1.77

Diluted Net Earnings Per Common Share:
Earnings from continuing operations	$22,654	$19,273	$56,313	$44,697
Loss from discontinued operations	(7,903)	(3,524)	(9,914)	(5,014)
Net earnings available to common stockholders	$14,751	$15,749	$46,399	$39,683

Weighted average common shares outstanding	22,330	22,425	22,360	22,465
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock and performance-based stock	424	514	454	490
Weighted average common shares outstanding – Diluted	22,754	22,939	22,814	22,955

Earnings from continuing operations per common share	$1.00	$0.84	$2.47	$1.95
Loss from discontinued operations per common share	(0.35)	(0.15)	(0.44)	(0.22)
Diluted net earnings per common share	$0.65	$0.69	$2.03	$1.73

The shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Restricted and performance-based shares	269	210	260	246

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

The following tables show our net sales, intersegment revenue and operating income by our operating segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Sales (a)
Engine Management	$215,973	$197,570	$647,204	$600,487
Temperature Control	88,301	96,079	241,631	236,680
All Other	3,449	2,970	7,826	7,914
Consolidated	$307,723	$296,619	$896,661	$845,081

Intersegment Revenue (a)
Engine Management	$4,758	$6,500	$15,028	$17,472
Temperature Control	1,504	2,444	5,223	6,264
All Other	(6,262)	(8,944)	(20,251)	(23,736)
Consolidated	$—	$—	$—	$—

Operating Income
Engine Management	$29,477	$21,635	$77,530	$62,149
Temperature Control	7,478	8,571	16,682	14,284
All Other	(5,651)	(3,028)	(17,223)	(13,598)
Consolidated	$31,304	$27,178	$76,989	$62,835

(a)	Segment net sales include intersegment sales in our Engine Management and Temperature Control segments.

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

The following tables provide disaggregation of net sales information for the three months and nine months ended September 30, 2019 and 2018 (in thousands):

Three months ended September 30, 2019 (a)	Engine Management	Temperature Control	Other (b)	Total
Geographic Area:
United States	$195,953	$85,075	$—	$281,028
Canada	6,853	2,617	3,449	12,919
Mexico	5,234	145	—	5,379
Europe	3,283	150	—	3,433
Other foreign	4,650	314	—	4,964
Total	$215,973	$88,301	$3,449	$307,723
Major Product Group:
Ignition, emission control, fuel and safety related system products	$180,826	$—	$1,742	$182,568
Wire and cable	35,147	—	348	35,495
Compressors	—	52,776	756	53,532
Other climate control parts	—	35,525	603	36,128
Total	$215,973	$88,301	$3,449	$307,723
Major Sales Channel:
Aftermarket	$180,535	$81,581	$3,449	$265,565
OE/OES	30,135	6,122	—	36,257
Export	5,303	598	—	5,901
Total	$215,973	$88,301	$3,449	$307,723

Three months ended September 30, 2018 (a)	Engine Management	Temperature Control	Other (b)	Total
Geographic Area:
United States	$175,863	$91,687	$—	$267,550
Canada	9,309	3,591	2,970	15,870
Mexico	4,909	219	—	5,128
Europe	3,227	156	—	3,383
Other foreign	4,262	426	—	4,688
Total	$197,570	$96,079	$2,970	$296,619
Major Product Group:
Ignition, emission control, fuel and safety related system products	$159,101	$—	$1,171	$160,272
Wire and cable	38,469	—	118	38,587
Compressors	—	54,842	1,070	55,912
Other climate control parts	—	41,237	611	41,848
Total	$197,570	$96,079	$2,970	$296,619
Major Sales Channel:
Aftermarket	$168,836	$88,681	$2,970	$260,487
OE/OES	23,345	6,718	—	30,063
Export	5,389	680	—	6,069
Total	$197,570	$96,079	$2,970	$296,619

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
Nine months ended September 30, 2019 (a)	Engine Management	Temperature Control	Other (b)	Total
Geographic Area:
United States	$577,974	$230,581	$—	$808,555
Canada	20,655	9,390	7,826	37,871
Mexico	14,601	508	—	15,109
Europe	9,957	424	—	10,381
Other foreign	24,017	728	—	24,745
Total	$647,204	$241,631	$7,826	$896,661
Major Product Group:
Ignition, emission control, fuel and safety related system products	$538,718	$—	$4,625	$543,343
Wire and cable	108,486	—	360	108,846
Compressors	—	145,080	1,288	146,368
Other climate control parts	—	96,551	1,553	98,104
Total	$647,204	$241,631	$7,826	$896,661
Major Sales Channel:
Aftermarket	$536,228	$217,453	$7,826	$761,507
OE/OES	95,241	22,638	—	117,879
Export	15,735	1,540	—	17,275
Total	$647,204	$241,631	$7,826	$896,661

Nine months ended September 30, 2018 (a)	Engine Management	Temperature Control	Other (b)	Total
Geographic Area:
United States	$534,625	$223,861	$—	$758,486
Canada	24,401	10,685	7,914	43,000
Mexico	14,142	610	—	14,752
Europe	10,353	469	—	10,822
Other foreign	16,966	1,055	—	18,021
Total	$600,487	$236,680	$7,914	$845,081
Major Product Group:
Ignition, emission control, fuel and safety related system products	$482,640	$—	$4,024	$486,664
Wire and cable	117,847	—	467	118,314
Compressors	—	131,680	1,832	133,512
Other climate control parts	—	105,000	1,591	106,591
Total	$600,487	$236,680	$7,914	$845,081
Major Sales Channel:
Aftermarket	$510,010	$210,990	$7,914	$728,914
OE/OES	74,202	24,115	—	98,317
Export	16,275	1,575	—	17,850
Total	$600,487	$236,680	$7,914	$845,081

(a)	Segment net sales include intersegment sales in our Engine Management and Temperature Control segments.

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

Note 16. Commitments and Contingencies

Asbestos

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying statement of operations.  When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001, and the amounts paid for settlements, awards of asbestos-related damages, and defense of such claims.  At September 30, 2019, approximately 1,500 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through September 30, 2019, the amounts paid for settled claims are approximately $30.5 million.  We do not have insurance coverage for the indemnity and defense costs associated with the claims we face.

In evaluating our potential asbestos-related liability, we have considered various factors including, among other things, an actuarial study of the asbestos related liabilities performed by an independent actuarial firm, our settlement amounts and whether there are any co-defendants, the jurisdiction in which lawsuits are filed, and the status and results of such claims.  As is our accounting policy, we consider the advice of actuarial consultants with experience in assessing asbestos-related liabilities to estimate our potential claim liability; and perform an annual actuarial evaluation in the third quarter of each year and whenever events or changes in circumstances indicate that additional provisions may be necessary. The methodology used to project asbestos-related liabilities and costs in our actuarial study considered: (1) historical data available from publicly available studies; (2) an analysis of our recent claims history to estimate likely filing rates into the future; (3) an analysis of our currently pending claims; and (4) an analysis of our settlements to date in order to develop average settlement values. Based on the information contained in the actuarial study and all other available information considered by us, we have concluded that no amount within the range of settlement payments and awards of asbestos-related damages was more likely than any other and, therefore, in assessing our asbestos liability we compare the low end of the range to our recorded liability to determine if an adjustment is required.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

As related to our potential asbestos-related liability, in 2018, we were a defendant in an asbestos liability case in California, in which we were found liable for $7.6 million in compensatory damages.  We are pursuing all rights of appeal of this case, and during the appeal process, interest will accrue at a rate of ten percent (10%) per annum.  During the fourth quarter of 2018, our actuarial firm revised the results of its August 31, 2018 study.  Based upon the results of the revised actuarial study, in December 2018, we increased our asbestos liability to $46.7 million and recorded an incremental pre-tax provision of $10.1 million in earnings (loss) from discontinued operations.

In accordance with our policy to perform an annual actuarial evaluation in the third quarter of each year, an updated actuarial study was performed as of August 31, 2019.  The results of the August 31, 2019 study included an estimate of our undiscounted liability for settlement payments and awards of asbestos-related damages, excluding legal costs and any potential recovery from insurance carriers, ranging from $52 million to $90.6 million for the period through 2064.  The change from the revised prior year study, which was performed in the fourth quarter of 2018, was a $5.3 million increase for the low end of the range and a $6.7 million increase for the high end of the range.  The increase in the estimated undiscounted liability from the revised prior year study at both the low end and high end of the range reflects our actual experience, our historical data and certain assumptions with respect to events that may occur in the future.  Based upon the results of the August 31, 2019 actuarial study, in September 2019, we increased our asbestos liability to $52 million, the low end of the range, and recorded an incremental pre-tax provision of $9.7 million in earnings (loss) from discontinued operations in the accompanying statement of operations.  Future legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operations in the accompanying statement of operations, are estimated, according to the updated study, to range from $50.6 million to $85.2 million for the period through 2064.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
Warranties

We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time of the product depending on the nature of the product.  As of September 30, 2019 and 2018, we have accrued $20.6 million and $24.1 million, respectively, for estimated product warranty claims included in accrued customer returns. The accrued product warranty costs are based primarily on historical experience of actual warranty claims.

The following table provides the changes in our product warranties (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance, beginning of period	$22,086	$21,705	$19,636	$20,929
Liabilities accrued for current year sales	26,112	25,748	76,791	70,126
Settlements of warranty claims	(27,573)	(23,396)	(75,802)	(66,998)
Balance, end of period	$20,625	$24,057	$20,625	$24,057

Index
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading independent manufacturer and distributor of premium replacement parts for the engine management and temperature control systems of motor vehicles in the automotive aftermarket industry with a complementary focus on the heavy duty, industrial equipment and original equipment markets.

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

Our Culture

Our Company was founded on the values of ethics, integrity, common decency and respect for others.  These values are embodied in our Code of Ethics, which has been adopted by the Board of Directors of the Company to serve as a statement of principles to guide our decision-making and reinforce our commitment to these values in all aspects of our business.  We believe that our commitment to our Company, our employees and the communities within which we operate has led to high employee satisfaction and low employee turnover, and our commitment to our customers, suppliers and business partners has resulted in high customer satisfaction, as evidenced by the customer awards that we routinely win, and decades-long customer relationships.  We also seek ways to positively contribute to our local communities by operating our facilities with conservation in mind, holding charitable drives, and being a good neighbor.

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

Impact of Changes in U.S. Trade Policy

Changes in U.S. trade policy, particularly as it relates to China, as with much of our industry, have resulted in the assessment of increased tariffs on goods that we import into the United States.  Although our operating results in the first nine months of 2019 have been slightly impacted by the timing of Chinese sourced products, we have taken, and continue to take, several actions to mitigate the impact of the increased tariffs, including but not limited to, price increases to our customers.  We do not anticipate that the increased tariffs will have a significant impact on our future operating results.  Although we are confident that we will be able to pass along the impact of the increased tariffs to our customers, there can be no assurances that we will be able to pass on the entire increased costs imposed by the tariffs.

Index
Interim Results of Operations:

Comparison of the Three Months Ended September 30, 2019 to the Three Months Ended September 30, 2018

Sales.  Consolidated net sales for the three months ended September 30, 2019 were $307.7 million, an increase of $11.1 million, or 3.7%, compared to $296.6 million in the same period of 2018, with the majority of our net sales to customers located in the United States.  Year-over-year consolidated net sales were higher at our Engine Management Segment and lower at our Temperature Control Segment.

The following table summarizes consolidated net sales by segment and by major product group within each segment for the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,
	2019	2018
Engine Management:
Ignition, Emission Control, Fuel and Safety Related System Products	$180,826	$159,101
Wire and Cable	35,147	38,469
Total Engine Management	215,973	197,570
Temperature Control:
Compressors	52,776	54,842
Other Climate Control Parts	35,525	41,237
Total Temperature Control	88,301	96,079

All Other	3,449	2,970

Total	$307,723	$296,619

Engine Management’s net sales increased $18.4 million, or 9.3%, to $216 million for the three months ended September 30, 2019.  Net sales in ignition, emission control, fuel and safety related system products for the three months ended September 30, 2019 were $180.8 million, an increase of $21.7 million, or 13.6%, compared to $159.1 million in the same period of 2018.  Net sales in the wire and cable product group for the three months ended September 30, 2019 were $35.1 million, a decrease of $3.4 million, or 8.8%, compared to $38.5 million in the three months ended September 30, 2018.  Engine Management’s increase in net sales for the third quarter of 2019 compared to the same period in 2018 reflects primarily the impact of incremental sales from our April 2019 acquisition of certain assets and liabilities of the Pollak business of Stoneridge, Inc., as well as pipeline orders from several customers, general price increases, tariff costs passed on to customers, and low single digit organic growth.  Engine Management’s year-over-year increase in net sales was offset, in part, by the general decline in our wire and cable business due to its product lifecycle.  Incremental sales from our acquisition of the Pollak business of $9.3 million were included in the net sales of the ignition, emission control, fuel and safety related system products market during the third quarter of 2019.  Compared to the third quarter of 2018, excluding the incremental net sales from the acquisition, net sales in the ignition, emission control, fuel and safety related products market increased $12.4 million, or 7.8%, and Engine Management net sales increased $9.1 million, or 4.6%. Overall, our sales in Engine Management have exceeded our customers' low single digit POS growth, and this tends to even out over time.  Excluding the incremental sales from our acquisition of the Pollak business, we anticipate that Engine Management sales will likely be flat or down for the fourth quarter of 2019 as these sales move closer to our customers' POS numbers.

Temperature Control’s net sales decreased $7.8 million, or 8.1%, to $88.3 million for the three months ended September 30, 2019.  Net sales in the compressors product group for the three months ended September 30, 2019 were $52.8 million, a decrease of $2 million, or 3.6%, compared to $54.8 million in the same period of 2018.  Net sales in the other climate control parts product group for the three months ended September 30, 2019 were $35.5 million, a decrease of $5.7 million, or 13.8%, compared to $41.2 million in the three months ended September 30, 2018.  Temperature Control’s decrease in net sales for the third quarter of 2019 compared to the same period in 2018 reflects a more normalized customer ordering pattern in 2019, as compared to the prior year when customer orders strengthened in June and continued throughout the third quarter of 2018 after a slow start to the 2018 season.  A portion of the third quarter of 2018 net sales volume included working down a large order backlog, generated by some of the hottest spring months in history, and some start-up inefficiencies as we introduced our new automated warehouse system in Lewisville, Texas.  Temperature Control’s year-over-year decrease in net sales for the third quarter of 2019 were offset, in part, by the increase in net sales resulting from incremental pricing for tariffs passed on to customers.  In addition, the decline in net sales in the other climate control parts product group results from the impact of the introduction of air conditioner repair kits, which are sold as a complete repair kit inclusive of the compressor and other climate control parts.  These air conditioner repair kits are classified as sales under the compressor product group, resulting in a shift in reported sales from the other climate control parts product group into the compressor product group.  Demand for our Temperature Control products in the fourth quarter of 2019 will depend upon ongoing weather conditions and customer inventory levels.

Index
Gross Margins.  Gross margins, as a percentage of consolidated net sales, increased to 29.9% in the third quarter of 2019, compared to 29.4% in the third quarter of 2018.  The following table summarizes gross margins by segment for the three months ended September 30, 2019 and 2018, respectively (in thousands):

Three Months Ended September 30,	Engine Management	Temperature Control	Other	Total
2019
Net sales	$215,973	$88,301	$3,449	$307,723
Gross margins	66,264	22,973	2,851	92,088
Gross margin percentage	30.7%	26%	—	29.9%

2018
Net sales	$197,570	$96,079	$2,970	$296,619
Gross margins	57,188	26,523	3,595	87,306
Gross margin percentage	28.9%	27.6%	—	29.4%

Compared to the third quarter of 2018, gross margins at Engine Management increased 1.8 percentage points from 28.9% to 30.7%, while gross margins at Temperature Control decreased 1.6 percentage points from 27.6% to 26%. The gross margin percentage increase in Engine Management compared to the prior year reflects our return to historical productivity in our Reynosa, Mexico wire plant after the lengthy integration of the General Cable wire business, a continued emphasis on cost reductions, as well as certain pricing actions, which more than offset the negative impact of tariff costs passed on to customers without any markup.  The gross margin percentage decrease in Temperature Control compared to the prior year resulted primarily from the negative impact of tariffs passed on to customers without any markup.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) were $59.9 million, or 19.5% of consolidated net sales, in the third quarter of 2019, as compared to $60.1 million, or 20.3% of consolidated net sales, in the third quarter of 2018.  SG&A expenses were essentially flat in the third quarter of 2019 as compared to the third quarter of 2018.  Lower distribution expenses at Temperature Control and lower costs incurred in our accounts receivable factoring program were offset by higher selling and marketing expenses, slightly higher other general and administrative expenses, and incremental expenses of $1.5 million from our acquisition of certain assets and liabilities of the Pollak business of Stoneridge, Inc., including amortization of intangible assets acquired.  Higher than usual distribution expenses were incurred in the third quarter of 2018 at Temperature Control resulting from a combination of significant additional labor costs to meet the surge in sales, as well as start-up costs related to the installation of a new automation project in our distribution center.  The automation project has yielded significant savings in 2019 compared to 2018.

Restructuring and Integration Expenses.  Restructuring and integration expenses for the third quarter of 2019 were $0.8 million compared to restructuring and integration expenses of $6,000 for the third quarter of 2018.  Restructuring and integration expenses incurred in the third quarter of 2019 of $0.8 million related to the relocation of certain inventory, machinery, and equipment acquired in our April 2019 acquisition of the Pollak business of Stoneridge, Inc. to our existing facilities in Disputanta, Virginia, Reynosa, Mexico and Independence, Kansas; while the restructuring and integration expenses incurred in the third quarter of 2018 of $6,000 were residual costs related to the Plant Rationalization Program that commenced in February 2016, the Orlando Plant Rationalization Program that commenced in January 2017, and the wire and cable relocation program announced in October 2016, all of which were substantially completed as of December 31, 2018.

Index
Other Income (Expense), Net. Other expense, net was $12,000 in the third quarter of 2019, compared to other income, net of $15,000 in the third quarter of 2018.  Other expense, net in the third quarter of 2019 and other income, net in the third quarter of 2018 consisted of gains and losses on the disposal of property, plant and equipment.

Operating Income.  Operating income increased to $31.3 million in the third quarter of 2019, compared to $27.2 million in the third quarter of 2018.  The year-over-year increase in operating income of $4.1 million is the result of impact of higher consolidated net sales, higher gross margins as a percentage of consolidated net sales and slightly lower SG&A expenses offset, in part, by higher restructuring and integration expenses.

Other Non-Operating Income, Net.  Other non-operating income, net was $0.2 million in the third quarter of 2019, compared to $0.4 million in the third quarter of 2018.  The year-over-year decrease in other non-operating income, net results primarily from the unfavorable impact of changes in foreign currency exchange rates offset, in part, by the increase in year-over-year equity income from our joint ventures.

Interest Expense.  Interest expense increased to $1.5 million in the third quarter of 2019, compared to $1.3 million in the third quarter of 2018.  The year-over-year increase in interest expense reflects the impact of higher average outstanding borrowings in 2019 when compared to 2018, and slightly higher year-over-year average interest rates on our revolving credit facility.

Income Tax Provision.  The income tax provision in the third quarter of 2019 was $7.4 million at an effective tax rate of 24.5% compared to $7 million at an effective tax rate of 26.6% for the same period in 2018.  The lower effective tax rate in the third quarter of 2019 compared to the third quarter of 2018 results primarily from a change in the U.S. and foreign mix of pre-tax income, and a reduced state and local effective tax rate.

Loss from Discontinued Operations.  Loss from discontinued operations, net of income tax, during the third quarter of 2019 and 2018, reflects information contained in the actuarial studies performed as of August 31, 2019 and 2018, other information available and considered by us, legal expenses associated with our asbestos-related liability, and interest accrued in the third quarter of 2019 related to the November 2018 verdict in an asbestos case in California which we are currently appealing.  During the third quarter of 2019 and 2018, we recorded a loss of $7.9 million and $3.5 million from discontinued operations, respectively.  The loss from discontinued operations for the third quarter of 2019 and 2018 includes a $9.7 million and $3.5 million pre-tax provision, respectively, to increase our indemnity liability in line with the August 2019 and 2018 actuarial studies.  As discussed more fully in Note 16, “Commitments and Contingencies” in the notes to our consolidated financial statements (unaudited), we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Index
Comparison of the Nine Months Ended September 30, 2019 to the Nine Months Ended September 30, 2018

Sales.  Consolidated net sales for the nine months ended September 30, 2019 were $896.7 million, an increase of $51.6 million, or 6.1%, compared to $845.1 million in the same period of 2018, with the majority of our net sales to customers in the United States.  Consolidated net sales increased in both our Engine Management and Temperature Control Segments.

The following table summarizes consolidated net sales by segment and by major product group within each segment for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018
Engine Management:
Ignition, Emission Control, Fuel and Safety Related System Products	$538,718	$482,640
Wire and Cable	108,486	117,847
Total Engine Management	647,204	600,487
Temperature Control:
Compressors	145,080	131,680
Other Climate Control Parts	96,551	105,000
Total Temperature Control	241,631	236,680

All Other	7,826	7,914

Total	$896,661	$845,081

Engine Management’s net sales increased $46.7 million, or 7.8%, to $647.2 million for the first nine months of 2019.  Net sales in ignition, emission control, fuel and safety related system products for the nine months ended September 30, 2019 were $538.7 million, an increase of $56.1 million, or 11.6%, compared to $482.6 million in the same period of 2018.  Net sales in the wire and cable product group for the nine months ended September 30, 2019 were $108.5 million, a decrease of $9.3 million, or 7.9%, compared to $117.8 million in the nine months ended September 30, 2018.  Engine Management’s increase in net sales for the first nine months of 2019 compared to the same period in 2018 primarily reflects the impact of incremental sales from our April 2019 acquisition of certain assets and liabilities of the Pollak business of Stoneridge, Inc., as well as pipeline orders from several customers, general price increases, tariff costs passed on to customers, and low single digit organic growth.  Engine Management’s year-over-year increase in net sales was offset, in part, by the general decline in our wire and cable business due to its product lifecycle.  Incremental sales from our acquisition of the Pollak business of $20 million were included in the net sales of the ignition, emission control, fuel and safety related system products market from the date of acquisition through September 30, 2019.  Compared to the first nine months of 2018, excluding the incremental net sales from the acquisition, net sales in the ignition, emission control, fuel and safety related system products market increased $36.1 million, or 7.5%, and Engine Management net sales increased $26.7 million, or 4.4%.  Overall, our sales in Engine Management have exceeded our customers' low single digit POS growth, and this tends to even out over time.  Excluding the incremental sales from our acquisition of the Pollak business, we anticipate that Engine Management sales will likely be flat or down for the fourth quarter of 2019 as these sales move closer to our customers' POS numbers.

Temperature Control’s net sales increased $5 million, or 2.1%, to $241.6 million for the first nine months of 2019.  Net sales in the compressors product group for the nine months ended September 30, 2019 were $145.1 million, an increase of $13.4 million, or 10.2%, compared to $131.7 million in the same period of 2018.  Net sales in the other climate control parts product group for the nine months ended September 30, 2019 were $96.6 million, a decrease of $8.4 million, or 8%, compared to $105 million in the nine months ended September 30, 2018.  Temperature Control’s increase in net sales for the first nine months of 2019 compared to the same period in 2018 reflects the increase in year-over-year net sales in the first six months of 2019 due to strong pre-season orders as customers rebuilt their inventory levels after a very strong 2018 selling season, and to a lesser extent due to incremental pricing for tariff costs passed on to customers.  While year-over-year net sales increased in the first six months of 2019, Temperature Control’s net sales were lower in the third quarter of 2019 as customer ordering patterns normalized in the third quarter of 2019, as compared the same period in 2018, when customer orders strengthened in June and continued throughout the third quarter of 2018 after a slow start to the 2018 season.  In addition, the decline in net sales in the other climate control parts product group results from the impact of the introduction of air conditioner repair kits, which are sold as a complete repair kit inclusive of the compressor and other climate control parts.  These air conditioner repair kits are classified as sales under the compressor product group, resulting in a shift in reported sales from the other climate control parts product group into the compressor product group.  Demand for our Temperature Control products in the fourth quarter of 2019 will depend upon ongoing weather conditions and customer inventory levels.

Index
Gross Margins.  Gross margins, as a percentage of consolidated net sales, increased to 28.9% in the first nine months of 2019, compared to 28.5% during the same period in 2018.  The following table summarizes gross margins by segment for the nine months ended September 30, 2019 and 2018, respectively (in thousands):

Nine Months Ended September 30,	Engine Management	Temperature Control	Other	Total
2019
Net sales	$647,204	$241,631	$7,826	$896,661
Gross margins	189,737	61,715	7,504	258,956
Gross margin percentage	29.3%	25.5%	—	28.9%

2018
Net sales	$600,487	$236,680	$7,914	$845,081
Gross margins	171,440	60,990	8,754	241,184
Gross margin percentage	28.6%	25.8%	—	28.5%

Compared to the first nine months of 2018, gross margins at Engine Management increased 0.7 percentage points from 28.6% to 29.3%, while gross margins at Temperature Control decreased 0.3 percentage points from 25.8% to 25.5%.  The gross margin percentage increase in Engine Management compared to the prior year reflects our return to historical productivity in our Reynosa, Mexico wire plant after the lengthy integration of the General Cable wire business, a continued emphasis on cost reductions, as well as certain pricing actions, which more than offset the negative impact of tariff costs passed on to customers without any markup.  The gross margin percentage decrease in Temperature Control compared to the prior year resulted primarily from the negative impact of tariffs passed on to customers without any markup.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) increased to $180.5 million, or 20.1% of consolidated net sales, in the first nine months of 2019, as compared to $175.6 million, or 20.8% of consolidated net sales in the first nine months of 2018.  The $4.9 million increase in SG&A expenses as compared to the first nine months of 2018 is principally due to (1) incremental expenses of $3 million from our acquisition of certain assets and liabilities of the Pollak business of Stoneridge. Inc., including amortization of intangible assets acquired; and (2) higher selling and marketing expenses, and slightly higher other general and administrative costs, which were offset, in part, by lower distribution expenses at Temperature Control and lower costs incurred in our accounts receivable factoring program.   Higher than usual distribution expenses were incurred in the third quarter of 2018 at Temperature Control resulting from a combination of significant additional labor costs to meet the surge in sales, as well as start-up costs related to the installation of a new automation project in our distribution center.  The automation project has yielded significant savings in 2019 compared to 2018.

Restructuring and Integration Expenses.  Restructuring and integration expenses for the nine months ended September 30, 2019 were $1.5 million compared to restructuring and integration expenses of $3.1 million in the same period of 2018.  Restructuring and integration expenses incurred in the first nine months of 2019 of $1.5 million related to the relocation of certain inventory, machinery, and equipment acquired in our April 2019 acquisition of the Pollak business of Stoneridge, Inc. to our existing facilities in Disputanta, Virginia, Reynosa, Mexico and Independence, Kansas; while the restructuring and integration expenses incurred in the first nine months of 2018 of $3.1 million related to the Plant Rationalization Program that commenced in February 2016, the Orlando Plant Rationalization Program that commenced in January 2017, and the wire and cable relocation program announced in October 2016, all of which were substantially completed as of December 31, 2018.

Index
Other Income (Expense), Net. Other expense, net was $15,000 in the first nine months of 2019, compared to other income, net of $0.3 million in the first nine months of 2018.  During the first nine months of 2018, we recognized a deferred gain of $0.2 million related to the sale-leaseback of our Long Island City, New York facility.  The recognition of the deferred gain related to the resale-leaseback of our Long Island City, New York facility ended in the first quarter of 2018 upon the termination of the initial 10-year lease term for the facility.

Operating Income.  Operating income was $77 million in the first nine months of 2019, compared to $62.8 million for the same period in 2018. The year-over-year increase in operating income of $14.2 million is the result of impact of higher consolidated net sales, higher gross margins as a percentage of consolidated net sales, and lower restructuring and integration expenses offset, in part, by higher SG&A expenses.

Other Non-Operating Income, Net.  Other non-operating income, net was $2.3 million in the first nine months of 2019, compared to other non-operating income, net of $0.8 million in the first nine months of 2018.  The year-over-year increase in other non-operating income, net results primarily from the increase in year-over-year equity income from our joint ventures offset, in part, by the unfavorable impact of changes in foreign currency exchange rates.

Interest Expense.  Interest expense increased to $4.3 million in the first nine months of 2019, compared to $3.1 million for the same period in 2018.  The year-over-year increase in interest expense reflects the impact of both higher average outstanding borrowings during the first nine months of 2019 when compared to the same period in 2018, and the higher year-over-year average interest rates on our revolving credit facility.

Income Tax Provision.  The income tax provision for the nine months ended September 30, 2019 was $18.6 million at an effective tax rate of 24.9%, compared to $15.8 million at an effective tax rate of 26.1% for the same period in 2018.  The lower effective tax rate in the first nine months of 2019 compared to the first nine months of 2018 results primarily from a change in the U.S. and foreign mix of pre-tax income, and a reduced state and local effective tax rate.

Loss from Discontinued Operations.  Loss from discontinued operations, net of income tax, during the nine months ended September 30, 2019 and 2018, reflects information contained in the actuarial studies performed as of August 31, 2019 and 2018, other information available and considered by us, legal expenses associated with our asbestos-related liability, and interest accrued during the nine months ended September 30, 2019 related to the November 2018 verdict in an asbestos case in California which we are currently appealing.  During the nine months ended September 30, 2019 and 2018, we recorded a loss of $9.9 million and $5 million from discontinued operations, respectively.  The loss from discontinued operations for the nine months ended September 30, 2019 and 2018 includes a $9.7 million and $3.5 million pre-tax provision, respectively, to increase our indemnity liability in line with the August 2019 and 2018 actuarial studies.  As discussed more fully in Note 16, “Commitments and Contingencies” in the notes to our consolidated financial statements (unaudited), we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Restructuring and Integration Programs

The Plant Rationalization Program that commenced in February 2016, the Wire and Cable Relocation Program announced in October 2016, and the Orlando Plant Rationalization Program that commenced in January 2017, were all substantially completed as of December 31, 2018.  As a result of our recent acquisition of the Pollak business of Stoneridge, Inc., we expect to incur approximately $1.8 million of integration expenses related to the relocation of certain inventory, machinery, and equipment from Pollak’s distribution and manufacturing facilities to our existing facilities in Disputanta, Virginia, Reynosa, Mexico and Independence, Kansas.

For a detailed discussion on the restructuring and integration costs, see Note 5, “Restructuring and Integration Expenses,” of the notes to our consolidated financial statements (unaudited).

Index
Liquidity and Capital Resources

Operating Activities. During the first nine months of 2019, cash provided by operating activities was $43.1 million compared to $67.6 million in the same period of 2018.  The year-over-year decrease in operating cash flow is primarily the result of the year-over-year decrease in accounts payable compared to the year-over-year increase in accounts payable in the same period of 2018, the year-over-year increase in prepaid expenses and other current assets compared to the year-over-year decrease in prepaid expenses and other current assets in the same period of 2018, and the year-over-year decrease in sundry payables and accrued expenses compared to the year-over-year increase in sundry payables and accrued expenses in the same period of 2018, offset, in part, by the increase in net earnings,  the smaller year-over-year increase in accounts receivable, and the larger year-over-year decrease in inventories.

Net earnings during the first nine months of 2019 were $46.4 million compared to $39.7 million in the first nine months of 2018.  During the first nine months of 2019, (1) the increase in accounts receivable was $16.6 million compared to the year-over-year increase in accounts receivable of $23.4 million in 2018; (2) the decrease in inventories was $11.8 million compared to the year-over-year decrease in inventories of $2.8 million in 2018; (3) the increase in prepaid expenses and other current assets was $6.5 million compared to the year-over-year decrease in prepaid expenses and other current assets of $1.2 million in 2018; (4) the decrease in accounts payable was $24.1 million compared to the year-over-year increase in accounts payable of $5.2 million in 2018; and (5) the decrease in sundry payables and accrued expenses was $2.6 million compared to the year-over-year increase in sundry payables and accrued expenses of $12.8 million in 2018.  The decrease in accounts payable during the first nine months of 2019 results from the timing of the inventory purchases at our Temperature Control segment; while the cash impact of the changes in sundry payables and accrued expenses relates primarily to the timing of customer returns.  We continue to actively manage our working capital to maximize our operating cash flow.

Investing Activities.  Cash used in investing activities was $51 million in the first nine months of 2019, compared to $25.4 million in the same period of 2018.  Investing activities during the first nine months of 2019 consisted of (1) net cash proceeds of $4.8 million received in January 2019 from the December 2018 sale of our property in Grapevine, Texas; (2) the payment of $38.4 million for our acquisition of certain assets and liabilities of the Pollak business of Stoneridge, Inc.; (3) the payment of $5.1 million for our acquisition of an approximate 29% minority interest in Jiangsu Che Yijia New Energy Technology Co., Ltd.; and (4) capital expenditures of $12.3 million.  Investing activities during the first nine months of 2018 consisted of (1) the payment of the third and final contribution of $5.7 million for our November 2017 acquisition of a 50% interest in a joint venture with Foshan Guangdong Automotive Air Conditioning Co., Ltd., a China-based manufacturer of air conditioning compressors for the automotive aftermarket and the Chinese OE market; (2) the payment of $4.2 million for our 15% increase in equity ownership in an joint venture with Gwo Yng Enterprise Co., Ltd., a China-based manufacturer of air conditioner accumulators, filter driers, hose assemblies and switches for the automotive aftermarket and OEM/OES markets; and (3) capital expenditures of $15.6 million.

Financing Activities.  Cash provided by financing activities was $9.6 million in the first nine months of 2019 as compared to cash used in financing activities of $32.6 million in the same period of 2018.  During the first nine months of 2019, (1) we increased borrowings under our revolving credit facility by $34.5 million as compared to the reduction in borrowings under our revolving credit facility of $12 million in 2018; (2) we made cash payments in the first nine months of 2019 for the repurchase of shares of our common stock of $10.7 million as compared to $9.3 million in 2018; and (3) we paid dividends of $15.4 million in the first nine months of 2019 as compared to $14.1 million in the comparable period last year.  Borrowings under our revolving credit facility during the first nine months of 2019, along with cash provided by operating activities, were used to fund our investing activities, purchase shares of our common stock and pay dividends.  In February 2019, our Board of Directors voted to increase our quarterly dividend from $0.21 per share in 2018 to $0.23 per share in 2019.

Index
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

Borrowings under the amended credit agreement are secured by substantially all of our assets, including accounts receivable, inventory and certain fixed assets, and those of certain of our subsidiaries.  Availability under the amended credit agreement is based on a formula of eligible accounts receivable, eligible drafts presented to the banks under our factoring agreements, eligible inventory, eligible equipment and eligible fixed assets.  After taking into account outstanding borrowings under the amended credit agreement, there was an additional $168.6 million available for us to borrow pursuant to the formula at September 30, 2019.  Outstanding borrowings under the amended credit agreement, which are classified as current liabilities, were $78.2 million and $43.7 million at September 30, 2019 and December 31, 2018, respectively.  Borrowings under the amended credit agreement have been classified as current liabilities based upon accounting rules and certain provisions in the agreement.

At September 30, 2019, the weighted average interest rate on our amended credit agreement was 3.4%, which consisted of $75 million in direct borrowings at 3.2% and an alternative base rate loan of $3.2 million at 5.3%.  At December 31, 2018, the weighted average interest rate on our amended credit agreement was 3.9%, which consisted of $40 million in direct borrowings at 3.4% and an alternative base rate loan of $3.7 million at 5.8%.  During the nine months ended September 30, 2019, our average daily alternative base rate loan balance was $1.6 million, compared to a balance of $2 million for the nine months ended September 30, 2018, and a balance of $1.8 million for the year ended December 31, 2018.

At any time that our borrowing availability is less than the greater of either (a) $25 million, or 10% of the commitments if fixed assets are not included in the borrowing base, or (b) $31.25 million, or 12.5% of the commitments if fixed assets are included in the borrowing base, the terms of the amended credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain a fixed charge coverage ratio of 1:1 at the end of each fiscal quarter (rolling four quarters).  As of September 30, 2019, we were not subject to these covenants.  The amended credit agreement permits us to pay cash dividends of $20 million and make stock repurchases of $20 million in any fiscal year subject to a minimum availability of $25 million.  Provided specific conditions are met, the amended credit agreement also permits acquisitions, permissible debt financing, capital expenditures, and cash dividend payments and stock repurchases of greater than $20 million.

Our Polish subsidiary, SMP Poland sp.z.o.o., has entered into an overdraft facility with HSBC Bank Polska S.A. (“HSBC Poland”) for Zloty 30 million (approximately $7.5 million).  The facility, as amended, expires in December 2019.  Borrowings under the overdraft facility will bear interest at a rate equal to WIBOR + 0.75% and are guaranteed by Standard Motor Products, Inc., the ultimate parent company.  At September 30, 2019 and December 31, 2018, borrowings under the overdraft facility were Zloty 20.7 million (approximately $5.2 million) and Zloty 19.9 million (approximately $5.3 million), respectively.

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

Index
Pursuant to these agreements, we sold $199.6 million and $560.6 million of receivables during the three months and nine months ended September 30, 2019, respectively, and $224.4 million and $566 million for the comparable periods in 2018.  A charge in the amount of $5.6 million and $17.7 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months and nine months ended September 30, 2019, respectively, and $7.3 million and $19 million for the comparable periods in 2018.  If we do not enter into these arrangements or if any of the financial institutions with which we enter into these arrangements were to experience financial difficulties or otherwise terminate these arrangements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures to collect future trade accounts receivable.

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

In May 2018, our Board of Directors authorized the purchase of up to an additional $20 million of our common stock under a new stock repurchase program. Under this program, during the nine months ended September 30, 2018 and year ended December 31, 2018, we repurchased 82,975 and 201,484 shares of our common stock, respectively, at a total cost of $3.9 million and $9.3 million, respectively. Additionally, during the nine months ended September 30, 2019, we repurchased 221,748 shares of our common stock under the program at a total cost of $10.7 million thereby completing the 2018 Board of Directors authorization.

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

The following table summarizes our contractual commitments as of September 30, 2019 and expiration dates of commitments through 2028 (a) (b):

(In thousands)	2019	2020	2021	2022	2023	2024-2028	Total
Operating lease obligations	$2,158	$7,787	$7,088	$5,861	$5,279	$11,316	$39,489
Postretirement benefits	10	36	32	29	25	76	208
Severance payments related to restructuring and integration	132	226	88	24	1	—	471
Total commitments	$2,300	$8,049	$7,208	$5,914	$5,305	$11,392	$40,168

(a)
Indebtedness under our revolving credit facilities is not included in the table above as it is reported as a current liability in our consolidated balance sheets.  As of September 30, 2019, amounts outstanding under our revolving credit facilities were $78.2 million.

(b)
As of January 1, 2019 we adopted ASU 2016-02, Leases, which resulted in the recording of the lease obligations on our consolidated balance sheet.  For information related to our adoption of ASU 2016-02, see Note 2 “Summary of Significant Accounting Policies” and Note 3 “Leases” of the notes to our consolidated financial statements (unaudited).

Index
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

Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk, primarily related to foreign currency exchange and interest rates. These exposures are actively monitored by management. Our exposure to foreign exchange rate risk is due to certain costs, revenues and borrowings being denominated in currencies other than one of our subsidiary’s functional currency. Similarly, we are exposed to market risk as the result of changes in interest rates, which may affect the cost of our financing. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures. We do not hold or issue derivative financial instruments for trading or speculative purposes.  As of September 30, 2019, we do not have any derivative financial instruments.

Exchange Rate Risk

We have exchange rate exposure, primarily, with respect to the Canadian Dollar, the Euro, the British Pound, the Polish Zloty, the Mexican Peso, the Taiwan Dollar, the Chinese Yuan Renminbi and the Hong Kong Dollar.  As of September 30, 2019 and December 31, 2018, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore, the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the incremental effect of such a change on our foreign currency denominated revenues.

Interest Rate Risk

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements.  We invest our excess cash in highly liquid short-term investments.  Substantially all of our debt is variable rate debt as of September 30, 2019 and December 31, 2018.

In addition, from time to time, we sell undivided interests in certain of our receivables to financial institutions.  We enter these agreements at our discretion when we determine that the cost of factoring is less than the cost of servicing our receivables with existing debt.  During the three months and nine months ended September 30, 2019, we sold $199.6 million and $560.6 million of receivables, respectively.  Depending upon the level of sales of receivables pursuant these agreements, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the margin rate may have an approximate $2 million and $5.6 million negative impact on our earnings or cash flows during the three months and nine months ended September 30, 2019, respectively.  The charge related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations.

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

(b)          Changes in Internal Control Over Financial Reporting.

During the quarter ended September 30, 2019, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6.	EXHIBITS

Exhibit Number

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to the Original Filing shall be deemed to be “furnished” and not “filed.”

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD MOTOR PRODUCTS, INC.
(Registrant)

Date: October 31, 2019	/s/ James J. Burke
James J. Burke
Chief Operating Officer

/s/ Nathan R. Iles
Nathan R. Iles
Chief Financial Officer
(Principal Financial and
Accounting Officer)