Form 10-K
period 2019-12-31
STANDARD MOTOR PRODUCTS, INC.
filed 2020-02-20
CIK 93389

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
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

The aggregate market value of the voting common stock based on the closing price on the New York Stock Exchange on June 30, 2019 (the last business day of registrant’s most recently completed second fiscal quarter) of $45.34 per share held by non-affiliates of the registrant was $903,974,464.  For purposes of the foregoing calculation only, all directors and officers have been deemed to be affiliates, but the registrant disclaims that any of such are affiliates.

As of February 18, 2020, there were 22,462,392 outstanding shares of the registrant’s common stock, par value $2.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report is incorporated herein by reference from the registrant’s definitive proxy statement relating to its annual meeting of stockholders to be held on May 19, 2020.

Index
STANDARD MOTOR PRODUCTS, INC.

Index
PART I

In this Annual Report on Form 10-K, “Standard Motor Products,” “we,” “us,” “our” and the “Company” refer to Standard Motor Products, Inc. and its subsidiaries, unless the context requires otherwise. This Report, including the documents incorporated herein by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements in this Report are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects,” “strategies” and similar expressions. These statements represent our expectations based on current information and assumptions and are inherently subject to risks and uncertainties.  Our actual results could differ materially from those which are anticipated or projected as a result of certain risks and uncertainties, including, but not limited to, changes in business relationships with our major customers and in the timing, size and continuation of our customers’ programs; changes in our supply chain financing arrangements, such as changes in terms, termination of contracts and/or the impact of rising interest rates; the ability of our customers to achieve their projected sales; competitive product and pricing pressures; increases in production or material costs, including procurement costs resulting from higher tariffs, that cannot be recouped in product pricing; the performance of the aftermarket, heavy duty, industrial equipment and original equipment markets; changes in the product mix and distribution channel mix; economic and market conditions; successful integration of acquired businesses; our ability to achieve benefits from our cost savings initiatives; product liability and environmental matters (including, without limitation, those related to asbestos-related contingent liabilities and remediation costs at certain properties); as well as other risks and uncertainties, such as those described under Risk Factors, Quantitative and Qualitative Disclosures About Market Risk and those detailed herein and from time to time in the filings of the Company with the SEC. Forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. In addition, historical information should not be considered as an indicator of future performance.

ITEM 1.	BUSINESS

Overview

We are a leading independent manufacturer and distributor of premium replacement parts for the engine management and temperature control systems of motor vehicles in the automotive aftermarket industry with a complementary focus on the heavy duty, industrial equipment and original equipment markets.

We are organized into two operating segments.  Each segment focuses on providing our customers with full-line coverage of its products, and a full suite of complimentary services that are tailored to our customers’ business needs and driving end-user demand for our products.  We sell our products primarily to automotive aftermarket retailers, program distribution groups, warehouse distributors, original equipment manufacturers and original equipment service part operations in the United States, Canada, Europe, Asia, Mexico and other Latin American countries.

Our Culture

Our Company was founded in 1919 on the values of ethics, integrity, common decency and respect for others.  These values continue to this day and are embodied in our Code of Ethics, which has been adopted by the Board of Directors of the Company to serve as a statement of principles to guide our decision-making and reinforce our commitment to these values in all aspects of our business.  We believe that our commitment to our Company, our employees and the communities within which we operate has led to high employee satisfaction and low employee turnover, and our commitment to our customers, suppliers and business partners has resulted in high customer satisfaction, as evidenced by the customer awards that we routinely win, and decades-long customer relationships.

We also take environmental and social issues seriously.  We believe that our commitment to identifying and implementing positive environmental and social related business practices strengthens our Company, improves our relationship with our shareholders and better serves our customers, our communities and the broader environment within which we conduct our business.

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

The automotive aftermarket replacement parts business differs substantially from the OEM parts business.  Unlike the OEM parts business that primarily follows trends in new car production, the automotive aftermarket replacement parts business primarily tends to follow different trends, such as:

●	the number of vehicles on the road;

●	the average age of vehicles on the road; and

●	the total number of miles driven per year.

Our Business Strategy

Our mission is to be the best full-line, full-service supplier of premium engine management and temperature control products.

The key elements of our strategy are as follows:

●
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

To maintain our strong competitive position, we remain committed to the following:

●	providing our customers with full-line coverage of high quality engine management and temperature control products, supported by the highest level of value-added services;

●	continuing to maximize our production, supply chain and distribution efficiencies;

●	continuing to improve our cost position through increased global sourcing, increased manufacturing at our low-cost plants, and strategic transactions with manufacturers in low-cost regions; and

●	focusing on our engineering development efforts including a focus on bringing more product manufacturing in-house.

●
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
●
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

●
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

●
Improve Operating Efficiency and Cost Position.  Our management places significant emphasis on improving our financial performance by achieving operating efficiencies and improving asset utilization, while maintaining product quality and high customer order fill rates.

We intend to continue to improve our operating efficiency and cost position by:

●	increasing cost-effective vertical integration in key product lines through internal development;

●	focusing on integrated supply chain management, customer collaboration and vendor managed inventory initiatives;

●	evaluating additional opportunities to relocate manufacturing to our low-cost plants;

●
maintaining and improving our cost effectiveness and competitive responsiveness to better serve our customer base, including sourcing certain materials and products from low cost regions such as those in Asia without compromising product quality;

●	enhancing company-wide programs geared toward manufacturing and distribution efficiency; and

●	focusing on company-wide overhead and operating expense cost reduction programs.

●
Cash Utilization.  We intend to apply any excess cash flow from operations and the management of working capital primarily to reduce our outstanding indebtedness, pay dividends to our shareholders, expand our product lines by investing in new tooling and equipment, grow revenues through potential acquisitions, and repurchase shares of our common stock.

Our Products & Services

Engine Management Segment

Our Engine Management Segment manufactures and distributes a full line of critical components for the ignition, electrical, emissions, fuel and safety-related systems of motor vehicles.  Key product categories within our engine management portfolio include: electronic ignition control modules, fuel injectors, including diesel injectors and pumps (new and remanufactured), ignition wires, coils, switches, relays, EGR valves, distributor caps and rotors, various sensors primarily measuring temperature, pressure and position in numerous vehicle systems (such as camshaft and crankshaft position, fuel pressure, vehicle speed and mass airflow sensors), electronic throttle bodies, variable valve timing (VVT) components, safety-related components, such as anti-lock brake (ABS) sensors, tire pressure monitoring (TPMS) sensors and park assist sensors, in addition to many other engine management components.

Index
We continuously look to expand our product offering to provide our customers with full-line coverage.  We have more recently expanded our offering by adding late-model coverage for existing product categories, and new product categories in response to new and evolving vehicle technologies, including diesel injectors, pumps and components, turbochargers, evaporation emission control system components, exhaust gas temperature sensors, active grill shutters, battery current sensors, and Advanced Driver Assistance Systems (ADAS) components, including blind spot detection sensors, cruise control distance sensors, lane departure sensor cameras and park assist backup cameras.

Ignition, Emission Control, Fuel & Safety Related System Products.  Replacement parts for ignition, emission, fuel and safety related systems accounted for approximately $706 million, or 62%, of our consolidated net sales in 2019, approximately $648.3 million, or 59%, of our consolidated net sales in 2018, and approximately $657.3 million, or 59%, of our consolidated net sales in 2017.

In April 2019, we acquired certain assets and liabilities of the Pollak business of Stoneridge, Inc., a manufacturer and distributer of specialty engine management products including sensors, switches, and connectors for the OE/OES, heavy duty and commercial vehicle markets.  The acquisition enhanced our growth opportunities in the OE/OES, heavy duty and commercial vehicle markets and added to our existing expertise in aftermarket distribution, product management and service.  For additional information regarding this acquisition and our integration efforts related to the acquisition, refer to the information set forth under the caption “2019 Business Acquisition and Investment” appearing in Note 3, and “Integration Costs” appearing in Note 5 of the Notes to Consolidated Financial Statements in Item 8 of this Report.

Wire & Cable Products.  Wire and cable parts accounted for approximately $143.2 million, or 13%, of our consolidated net sales in 2019, approximately $155.2 million, or 14%, of our consolidated net sales in 2018, and approximately $172.1 million, or 15%, of our consolidated net sales in 2017.  These products include ignition (spark plug) wire sets, battery cables, pigtails, sockets and a wide range of electrical wire, terminals, connectors and tools for servicing an automobile’s electrical system.

Computer-Controlled Technology.  All new vehicles are factory-equipped with numerous electronic control modules designed to monitor and control the internal combustion process and the emissions, transmission, safety and comfort systems of the vehicle.  These control modules monitor inputs from many types of sensors, switches and actuators located throughout the vehicle, and control the systems used to optimize vehicle performance and comfort features.  Our sales of sensors, switches, actuators, valves, solenoids and related parts have increased as automobile manufacturers continue to equip their cars with these more complex engine management systems.

Government mandated emissions and fuel economy regulations have been implemented throughout the United States.  The Clean Air Act imposes strict emissions control test standards on existing and new vehicles.  As many states have implemented required inspection/maintenance tests, the Environmental Protection Agency, through its rulemaking ability, has also encouraged both manufacturers and drivers to reduce vehicle emissions.  Automobiles must now comply with emissions standards from the time they were manufactured and, in most states, until the last day they are in use.  This law and other government emissions laws and fuel economy regulations have had a positive impact on sales of our ignition, emissions control and fuel delivery parts since vehicles failing these laws may require repairs utilizing parts sold by us.

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

Index
Temperature Control Segment

Our Temperature Control Segment manufactures and distributes a full line of critical components for the temperature control (air conditioning and heating) systems, engine cooling systems, power window accessories and windshield washer systems of motor vehicles.  Key product categories within our temperature control portfolio include: air conditioning compressors (new and remanufactured), air conditioning repair kits, clutch assemblies, blower and radiator fan motors (brushless and brushed), filter dryers, evaporators, accumulators, hose assemblies, thermal expansion devices, heater valves, heater cores, A/C service tools and chemicals, fan assemblies, fan clutches, oil coolers, window lift motors, window regulators and assemblies, and windshield washer pumps.

We continuously look to improve our cost position through strategic transactions with manufacturers in low cost regions.  In 2014, we formed a joint venture with Gwo Yng Enterprise Co., Ltd., a China-based manufacturer of air conditioning accumulators, filter driers, hose assemblies, and switches; in 2017, we formed a joint venture with Foshan Guangdong Automotive Air Conditioning Co., Ltd., a China-based manufacturer of air conditioning compressors for the automotive aftermarket and the Chinese OE market; and in 2019, we acquired an approximate 29% minority interest in Jiangsu Che Yijia New Energy Technology Co., Ltd., a China-based manufacturer of electric air conditioning compressors for electric vehicles.  We believe that these transactions will enhance our position as a basic low-cost manufacturer and a leading supplier of temperature control parts to the aftermarket, as well as provide us with an opportunity for growth in the China market.

Compressors.  Compressors accounted for approximately $160.5 million, or 14%, of our consolidated net sales in 2019, approximately $148.4 million, or 14%, of our consolidated net sales in 2018, and approximately $148.4 million, or 13%, of our consolidated net sales in 2017.

Other Climate Control Parts.  Other climate control parts accounted for approximately $117.9 million, or 10%, of our consolidated net sales in 2019, approximately $130 million, or 12%, of our consolidated net sales in 2018, and approximately $130.8 million, or 12%, of our consolidated net sales in 2017.

Financial Information about our Operating Segments

For additional information related to our operating segments, and the disaggregation of operating segment net sales by geographic area, major product group and major sales channel, see Note 20 “Industry Segment and Geographic Data” and Note 21 “Net Sales”, respectively, of the Notes to Consolidated Financial Statements in Item 8 of this Report.

Our Brands

We believe that our brands are an important component of our value proposition, and serve to distinguish our premium engine management and temperature control products from those of our competitors.  We market and distribute our products under our own brands, such as:

Index

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

●
Automotive aftermarket retailers, such as O’Reilly Automotive, Inc. (“O’Reilly”), Advance Auto Parts, Inc. (operating under the trade names Advance Auto Parts, Autopart International, Carquest and Worldpac) (“Advance”), AutoZone, Inc. (“AutoZone”), and Canadian Tire Corporation, Limited.

●
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

●
Original equipment manufacturers and original equipment service part operations, such as General Motors Co., FCA US LLC (formerly known as Chrysler Group LLC), Ford Motor Co., Woodward, Inc. and Red Dot Corporation.

Our five largest individual customers accounted for approximately 69% of our consolidated net sales in 2019, and approximately 70% of our consolidated net sales in 2018 and 2017.  During 2019, O’Reilly, Advance, NAPA, and AutoZone accounted for 22%, 16%, 15% and 11% of our consolidated net sales, respectively.  Net sales from each of these customers were reported in both our Engine Management and Temperature Control Segments.

Index
Competition

We compete primarily on the basis of product quality, product availability, value-added services, product coverage, order turn-around time, order fill rate, technical support and price.  We believe we differentiate ourselves from our competitors primarily through:

●	a value-added, knowledgeable sales force;

●	extensive product coverage in conjunction with market leading brands;

●	rigorous product qualification standards to ensure that our parts meet or exceed exacting performance specifications;

●	sophisticated parts cataloging systems, including catalogs available online through our website and our mobile application;

●	inventory levels and logistical systems sufficient to meet the rapid delivery requirements of customers;

●	breadth of manufacturing capabilities; and

●	award-winning marketing programs, sales support and technical training.

We are one of the leading independent manufacturers and distributors serving North America and other geographic areas in our core businesses of Engine Management and Temperature Control.  In the Engine Management Segment, we compete with: ACDelco, Delphi Technologies PLC, Denso Corporation, Continental AG, Hitachi, Ltd., Motorcraft, Robert Bosch GmbH, Visteon Corporation, NGK Spark Plug Co., Ltd., Dorman Products, Inc. and several privately-owned companies primarily importing products from Asia.  In the Temperature Control Segment, we compete with: ACDelco, MAHLE GmbH, Behr Hella Service GmbH, Denso Corporation, Motorcraft, Sanden International, Inc., Continental AG, Dorman Products, Inc., and several privately-owned companies.

The automotive aftermarket is highly competitive, and we face substantial competition in all markets that we serve.  Our success in the marketplace depends on our ability to execute the key elements of our business strategy discussed above.  Some of our competitors may have greater financial, marketing and other resources than we do.  In addition, we face competition from automobile manufacturers who supply many of the replacement parts sold by us, although these manufacturers generally supply parts only for cars they sell through OE dealerships.

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

In the original equipment and original equipment service channel, we sell our products to original equipment manufacturers (“OEMs”) for use in the production of vehicles or for distribution within their network to independent dealerships and service dealer technicians.  In addition to new car sales, automotive dealerships sell parts and service vehicles.  We also sell our products to Tier 1 suppliers of OEMs.

Index
In the heavy duty and industrial markets, we sell our products to warehouse distributors and retailers, who buy directly from us and sell directly to fleet operators for use in the maintenance of medium to heavy duty fleet vehicles and owners and operators of heavy duty and industrial equipment. We also sell our products to OEMs for use in production and service of medium to heavy duty vehicles as well as construction, agricultural and specialty vehicles and equipment.

We sell our products primarily in the United States, with additional sales in Canada, Europe, Asia, Mexico and other Latin American countries.  Our sales are substantially denominated in U.S. dollars.  For information on revenues and long-lived assets by geographic area, see Note 20 “Industry Segment and Geographic Data” of the Notes to Consolidated Financial Statements in Item 8 of this report.

Our sales force is structured to meet the needs of our customers across the distribution channel, allowing us to provide value-added services that we believe are unmatched by our competitors.  We also believe that our sales force is the premier direct sales force for our product lines due to our concentration of highly-qualified, well-trained sales personnel.  We focus our recruitment efforts on candidates who have technical backgrounds as well as strong sales experience, and we provide our sales personnel extensive instruction and continuing education at our training facility in Irving, Texas, which allows our sales force to stay current on troubleshooting and repair techniques.  The continuing education courses along with monthly supplemental web-based training are an integral part of our sales force development strategy.

Our customers have come to depend on our sales personnel as a reliable source for technical information and to assist with sales to their customers (e.g., jobber stores and professional technicians).  In this manner, we direct a significant portion of our sales efforts to our customers’ customers to generate demand for our products, and we believe that the structure of our sales force facilitates these efforts by enabling us to implement our sales and marketing programs uniformly throughout the distribution channel.  One of the ways we generate this demand is through our training program, which offers training seminars to professional automotive technicians.  Our training program is accredited by the National Institute for Automotive Service Excellence (ASE) Training Managers Council.  Our seminars are taught by ASE certified instructors and feature in-person training seminars on more than 30 different topics and on-demand training webinars online on more than 150 different topics. Through our training program, we teach approximately 60,000 technicians annually how to diagnose and repair vehicles equipped with complex systems related to our products, and we have approximately 16,000 technicians who are registered to participate in such sessions through our online platform.

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

Production and Engineering

An important component of our business strategy is to invest the resources necessary to expand our technical capabilities and bring more product manufacturing in-house. We engineer, tool and manufacture many of the products that we offer for sale and the components used in the assembly of those products, and we continue to evaluate opportunities to bring new product categories in-house.  For example, we perform our own plastic molding operations, stamping and machining operations, wire extrusion, automated electronics assembly and a wide variety of other processes.  In the case of remanufactured components, we conduct our own teardown, diagnostics and rebuilding for air conditioning compressors, diesel injectors, and diesel pumps.  We have found this level of vertical integration, in combination with our manufacturing footprint in low cost regions, provides advantages in terms of cost, quality and availability.

Suppliers

We source materials through a global network of suppliers to ensure a consistent, high quality and low cost supply of materials and key components for our product lines.  As a result of the breadth of our product offering, we are not dependent on any single raw material.

The principal raw materials purchased by us consist of brass, electronic components, fabricated copper (primarily in the form of magnet and insulated cable), steel magnets, laminations, tubes and shafts, stamped steel parts, copper wire, stainless steel coils and rods, aluminum coils, fittings, rods, cast aluminum parts, lead, steel roller bearings, rubber molding compound, thermo-set and thermo plastic molding powders, and chemicals.  Additionally, we use components and cores (used parts) in our remanufacturing processes for air conditioning compressors, diesel injectors, diesel pumps, and turbo chargers.

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

Index
Employees

As of December 31, 2019, we employed approximately 4,200 people, with 1,800 people in the United States and 2,400 people in Mexico, Canada, Poland, the U.K., Hong Kong and Taiwan.  Of the 4,200 people employed, approximately 2,200 people are production employees.  We operate primarily in non-union facilities and have binding labor agreements with employees at other unionized facilities.  We have approximately 76 production employees in Edwardsville, Kansas who are covered by a contract with The International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) that expires in August 2022.  We also have approximately 1,200 employees in Mexico who are covered under union agreements negotiated at various intervals. For clarification, the employee numbers described above exclude the employees of our joint venture operations.

We believe that our facilities are in favorable labor markets with ready access to adequate numbers of skilled and unskilled workers, and we believe our relations with our union and non-union employees are good.  Our employees share our corporate values of ethics, integrity, common decency and respect of others, values which have been established since our company was founded.

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

Our five largest individual customers accounted for approximately 69% of our consolidated net sales in 2019, and approximately 70% of our consolidated net sales in 2018 and 2017.  During 2019, O’Reilly, Advance, NAPA, and AutoZone accounted for 22%, 16%, 15% and 11% of our consolidated net sales, respectively.  The loss of one or more of these customers or, a significant reduction in purchases of our products from any one of them, could have a materially adverse impact on our business, financial condition and results of operations. In addition, any consolidation among our key customers may further increase our customer concentration risk.

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

The automotive aftermarket industry is highly competitive, and our success depends on our ability to compete with domestic and international suppliers of automotive aftermarket products. In the Engine Management Segment, we compete with: ACDelco, Delphi Technologies PLC, Denso Corporation, Continental AG, Hitachi, Ltd., Motorcraft, Robert Bosch GmbH, Visteon Corporation, NGK Spark Plug Co., LTD., Dorman Products, Inc. and several privately-owned companies primarily importing products from Asia.   In the Temperature Control Segment, we compete with: ACDelco, MAHLE GmbH, Behr Hella Service GmbH, Denso Corporation, Motorcraft, Sanden International, Inc., Continental AG, Dorman Products, Inc., and several privately-owned companies.  In addition, automobile manufacturers supply many of the replacement parts we sell.

Some of our competitors may have larger customer bases and significantly greater financial, technical and marketing resources than we do.  These factors may allow our competitors to:

●
respond more quickly than we can to new or emerging technologies and changes in customer requirements by devoting greater resources than we can to the development, promotion and sale of automotive aftermarket products and services;

●	engage in more extensive research and development;
●	sell products at a lower price than we do;
●	undertake more extensive marketing campaigns; and
●	make more attractive offers to existing and potential customers and strategic partners.

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

There is substantial price competition in our industry, and our success and profitability will depend on our ability to maintain a competitive cost and price structure.  This is the result of a number of industry trends, including the impact of offshore suppliers in the marketplace (particularly in China) which do not have the same infrastructure costs as we do, the consolidated purchasing power of large customers, and actions taken by some of our competitors in an effort to ‘‘win over’’ new business.  We have in the past reduced prices to remain competitive and may have to do so again in the future.  Price reductions have impacted our sales and profit margins and are expected to do so in the future.  Our future profitability will depend in part upon our ability to respond to changes in product and distribution channel mix, to continue to improve our manufacturing efficiencies, to generate cost reductions, including reductions in the cost of components purchased from outside suppliers, and to maintain a cost structure that will enable us to offer competitive prices.  Our inability to maintain a competitive cost structure could have a material adverse effect on our business, financial condition and results of operations.

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

Index
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

At December 31, 2019, approximately 1,550 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through December 31, 2019, the amounts paid for settled claims are approximately $30.9 million.  During 2018, we were a defendant in an asbestos liability case in California, in which we were found liable for $7.6 million in compensatory damages.  We are pursuing all rights of appeal of this case.  A substantial increase in the number of new claims, or increased settlement payments, or awards of asbestos-related damages, as well as additional findings in the California case, could have a material adverse effect on our business, financial condition and results of operations.

In accordance with our policy to perform an annual actuarial evaluation in the third quarter of each year, and whenever events or changes in circumstances indicate that additional provisions may be necessary, an actuarial study was performed as of August 31, 2019.  Based upon the results of the August 31, 2019 actuarial study, we increased our asbestos liability to $52 million, the low end of the range, and recorded an incremental pre-tax provision of $9.7 million in earnings (loss) from discontinued operations in the accompanying statement of operations.  The results of the August 31, 2019 study included an estimate of our undiscounted liability for settlement payments and awards of asbestos-related damages, excluding legal costs and any potential recovery from insurance carriers ranging from $52 million to $90.6 million for the period through 2064.  Future legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operations in the accompanying statement of operations, are estimated, according to the study, to range from $50.6 million to $85.2 million.

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

We expect to realize cost savings as a result of various recently completed initiatives, including the closing of our Grapevine, Texas facility; the closing of our recently acquired wire set assembly operation in Nogales, Mexico; the closing of our Orlando, Florida facility; and the moving of production to our domestic and international facilities in Mexico and Poland.  Due to factors outside our control, such as the adoption or modification of domestic and foreign laws, regulations or policies, we may not be able to achieve the level of benefits that we expect to realize in these initiatives, or we may not be able to realize these benefits within the time frames we currently expect.  Our ability to achieve any anticipated cost savings could be affected by a number of factors such as changes in the amount, timing and character of charges related to such initiatives, or a substantial delay in the completion of such initiatives.  Failure to achieve the benefits of our cost saving initiatives could have a material adverse effect on us.  Our cost savings is also predicated upon maintaining our sales levels.

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

Because we purchase various types of raw materials, finished goods, equipment, and component parts from suppliers, we may be materially and adversely affected by the failure of those suppliers to perform as expected.  This non-performance may consist of delivery delays or failures caused by production issues or delivery of non-conforming products.  Our suppliers’ ability to supply products to us is also subject to a number of risks, including the availability and cost of raw materials, the destruction of their facilities, or work stoppages, or other limitations on their business operations, which could be caused by any number of factors, such as labor disruptions, financial distress, severe weather conditions and natural disasters, social unrest, economic and political instability, and public health crises, including the occurrence of a contagious disease or illness, such as the novel coronavirus, war, terrorism or other catastrophic events.  In addition, our failure to promptly pay, or order sufficient quantities of inventory from our suppliers may increase the cost of products we purchase or may lead to suppliers refusing to sell products to us at all.  Our efforts to protect against and to minimize these risks may not always be effective.

Our operations could be adversely affected by interruptions or breaches in the security of our computer and information technology systems.

We rely on information technology systems throughout our organization to conduct day-to-day business operations, including the management of our supply chain and our purchasing, receiving and distribution functions.  We also routinely use our information technology systems to send, receive, store, access and use sensitive data relating to our Company and its employees, customers, suppliers, and business partners, including intellectual property, proprietary business information, and other sensitive materials.  Our information technology systems have been subject to cyber threats, including attempts to hack into our network and computer viruses.  Such hacking attempts and computer viruses have not significantly impacted or interrupted our business operations.  While we implement security measures designed to prevent and mitigate the risk of cyber attacks, our information technology systems, and the systems of our customers, suppliers and business partners, may continue to be vulnerable to computer viruses, attacks by hackers, or unauthorized access caused by employee error or malfeasance.  The exploitation of any such vulnerability could unexpectedly compromise our information security, or the security of our customers, suppliers and other business partners.  Furthermore, because the techniques used to carry out cyber attacks change frequently and in many instances are not recognized until after they are used against a target, we may be unable to anticipate these changes or implement adequate preventative measures.  If our information technology systems, or the systems of our customers, suppliers or business partners, are subject to cyber attacks, such as those involving significant or extensive system interruptions, sabotage, computer viruses or unauthorized access, we could experience disruptions to our business operations and incur substantial remediation costs, which could have a material adverse effect on our business, financial condition or results of operations.

Index
Failure to maintain the value of our brands could have an adverse effect on our reputation, cause us to incur significant costs and negatively impact our business.

Our brands are an important component of our value proposition, and serve to distinguish our premium engine management and temperature control products from those of our competitors.  We believe that our success depends, in part, on maintaining and enhancing the value of our brands and executing our brand strategies, which are designed to drive end-user demand for our products and make us a valued business partner to our customers through the support of their marketing initiatives.  A decline in the reputation of our brands as a result of events, such as deficiencies or defects in the design or manufacture of our products, or from legal proceedings, product recalls or warranty claims resulting from such deficiencies or defects, may harm our reputation as a manufacturer and distributor of premium automotive parts, reduce demand for our products and adversely affect our business.

Risks Related to Liquidity

We are exposed to risks related to our receivables supply chain financing arrangements.

We are party to several supply chain financing arrangements, in which we may sell certain of our customers’ trade accounts receivable without recourse to such customers’ financial institutions.  To the extent that these arrangements are terminated, our financial condition, results of operations, cash flows and liquidity could be adversely affected by extended payment terms, delays or failures in collecting trade accounts receivables.  The utility of the supply chain financing arrangements also depends upon the LIBOR rate, as it is a component of the discount rate applicable to each arrangement.  If the LIBOR rate increases significantly, we may be negatively impacted as we may not be able to pass these added costs on to our customers, which could have a material and adverse effect upon our financial condition, results of operations and cash flows.

Increasing our indebtedness could negatively affect our financial health.

We have an existing revolving bank credit facility of $250 million with JPMorgan Chase Bank, N.A., as agent, and a syndicate of lenders, which we refer to throughout this Report as our revolving credit facility.  As of December 31, 2019, our total outstanding indebtedness was $57 million, of which amount $52.5 million of outstanding indebtedness and approximately $194.3 million of availability was attributable to this revolving credit facility.  Any significant increase in our indebtedness could increase our vulnerability to general adverse economic and industry conditions and limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

In addition, we have granted the lenders under our revolving credit facility a first priority security interest in substantially all of our assets, including accounts receivable, inventory and certain fixed assets, and those of certain of our subsidiaries. We have also pledged shares of stock in our subsidiaries to those lenders.  If we default on any of our indebtedness, or if we are unable to obtain necessary liquidity, our business could be adversely affected.

Index
We may not be able to generate the significant amount of cash needed to service our indebtedness and fund our future operations.

Our ability either to make payments on or to refinance our indebtedness, or to fund planned capital expenditures and research and development efforts, will depend on our ability to generate cash in the future. Our ability to generate cash is in part subject to:

●	general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control;
●	the ability of our customers to pay timely the amounts we have billed; and
●	our ability to sell receivables under supply chain financing arrangements.

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

Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our revolving credit facility will be adequate to meet our future liquidity needs for at least the next twelve months.  Significant assumptions underlie this belief, including, among other things, that there will be no material adverse developments in our business, liquidity or capital requirements. If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include actions such as:

●	deferring, reducing or eliminating future cash dividends;
●	reducing or delaying capital expenditures or restructuring activities;
●	reducing or delaying research and development efforts;
●	selling assets;
●	deferring or refraining from pursuing certain strategic initiatives and acquisitions;
●	refinancing our indebtedness; and
●	seeking additional funding.

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

The proposed phase-out of the London Interbank Offered Rate (LIBOR) could materially impact our borrowing costs under our secured revolving credit facility or the utility of our supply chain financing arrangements.

Our secured revolving credit facility and certain of our supply chain financing arrangements utilize LIBOR for the purpose of determining the interest rate on certain borrowings or the discount rate on the sale of trade accounts receivable, respectively.  In July 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that, after the end of 2021, it would no longer compel contributing banks to make rate submissions for the purposes of setting LIBOR.  As a result, it is possible that commencing in 2022, LIBOR may cease to be available or may cease to be deemed an appropriate reference rate, and we may need to amend our credit agreement and supply chain financing arrangements to utilize an alternative reference rate based on the then prevailing market convention at the time.  Although we do not believe that the proposed phase-out of LIBOR will materially impact our business, financial condition or results of operations, we can provide no assurances that any such alternative reference rate will be similar to LIBOR, or produce the same value or economic equivalence of LIBOR, or have the same volume or liquidity as LIBOR prior to its discontinuance.

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

In particular, there has been social unrest in Hong Kong and Mexico and any increased violence in or around our facilities in such countries could be disruptive to our business operations at such facilities, or present risks to our employees who may be directly affected by the violence and may result in a decision by them to relocate from the area, or make it difficult for us to recruit or retain talented employees at such facilities.

Furthermore, changes in U.S. trade policy, particularly as it relates to China, have resulted in the assessment of increased tariffs on goods that we import into the United States, and have caused uncertainty about the future of free trade generally.  We benefit from free trade agreements, such as the North American Free Trade Agreement (NAFTA) and its successor agreement, the U.S.-Mexico-Canada Agreement (USMCA).  The repeal or modification of NAFTA or the USMCA or further increases to tariffs on goods imported into the United States could increase our costs to source materials, component parts and finished goods from other countries.  The likelihood of such occurrences and their potential effect on us is unpredictable and may vary from country to country. Any such occurrences could be harmful to our business and our financial results.

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

The nature of our operations exposes us to the risk of claims with respect to such matters, and we can give no assurance that violations of such laws have not occurred or will not occur or that material costs or liabilities will not be incurred in connection with such claims.  We are currently monitoring our environmental remediation efforts at one of our facilities and our reserve balance related to the environmental clean-up at this facility is $1.7 million at December 31, 2019.  The environmental testing and any remediation costs at such facility may be covered by several insurance policies, although we can give no assurance that our insurance will cover any environmental remediation claims.  We also maintain insurance to cover our existing U.S. and Canadian facilities. We can give no assurance that the future cost of compliance with existing environmental laws and the liability for known environmental claims pursuant to such environmental laws will not give rise to additional significant expenditures or liabilities that would be material to us. In addition, future events, such as new information, changes in existing environmental laws or their interpretation, and more vigorous enforcement policies of federal, state or local regulatory agencies, may have a material adverse effect on our business, financial condition and results of operations.

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

In addition, the size of the automobile replacement parts market depends, in part, upon the growth in number of vehicles on the road, increase in average vehicle age, change in total miles driven per year, new or modified environmental and vehicle safety regulations, including fuel-efficiency and emissions reduction standards, increase in pricing of new cars and new car quality and related warranties. The automobile replacement parts market has been negatively impacted by the fact that the quality of more recent automotive vehicles and their component parts (and related warranties) has improved, thereby lengthening the repair cycle. Generally, if parts last longer, there will be less demand for our products and the average useful life of automobile parts has been steadily increasing in recent years due to innovations in products and technology. In addition, the introduction by original equipment manufacturers of increased warranty and maintenance initiatives has the potential to decrease the demand for our products. When proper maintenance and repair procedures are followed, newer air conditioning (A/C) systems in particular are less prone to leak resulting in fewer A/C system repairs. These factors could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

Index
ITEM 2.	PROPERTIES

We maintain our executive offices in Long Island City, New York. The table below describes our principal facilities as of December 31, 2019.

Location	State or Country	Principal Business Activity	Approx. Square Feet	Owned or Expiration Date of Lease

		Engine Management

Ft. Lauderdale	FL	Distribution	23,300	Owned
Ft. Lauderdale	FL	Distribution	30,000	Owned
Mishawaka	IN	Manufacturing	153,100	Owned
Edwardsville	KS	Distribution	363,500	Owned
Independence	KS	Manufacturing	337,400	Owned
Long Island City	NY	Administration	75,800	2023
Greenville	SC	Manufacturing	184,500	Owned
Disputanta	VA	Distribution	411,000	Owned
Reynosa	Mexico	Manufacturing	175,000	2025
Reynosa	Mexico	Manufacturing	153,000	2023
Bialystok	Poland	Manufacturing	108,300	2022

		Temperature Control

Lewisville	TX	Administration and Distribution	415,000	2024
St. Thomas	Canada	Manufacturing	40,000	Owned
Reynosa	Mexico	Manufacturing	82,000	2024
Reynosa	Mexico	Manufacturing	118,000	2021

		Other

Mississauga	Canada	Administration and Distribution	82,400	2023
Irving	TX	Training Center	13,400	2021

Index
ITEM 3.	LEGAL PROCEEDINGS

The information required by this Item is incorporated herein by reference to the information set forth in Item 8, “Financial Statements and Supplementary Data” of this Report under the captions “Asbestos” and “Other Litigation” appearing in Note 22, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades publicly on the New York Stock Exchange (“NYSE”) under the trading symbol “SMP.”  The last reported sale price of our common stock on the NYSE on February 18, 2020 was $50.59 per share.  As of February 18, 2020, there were 445 holders of record of our common stock.

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

There have been no unregistered offerings of our common stock during the fourth quarter of 2019.

Index
Stock Performance Graph

The following graph compares the five year cumulative total return on the Company’s Common Stock to the total returns on the Standard & Poor’s 500 Stock Index and the S&P 1500 Auto Parts & Equipment Index, which is a combination of automotive parts and equipment companies within the S&P 400, the S&P 500 and the S&P 600.  The graph shows the change in value of a $100 investment in the Company’s Common Stock and each of the above indices on December 31, 2014 and the reinvestment of all dividends. The comparisons in this table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Company’s Common Stock or the referenced indices.

	SMP	S&P 500	S&P 1500 Auto Parts & Equipment Index
2014	100	100	100
2015	101	101	93
2016	144	114	99
2017	124	138	130
2018	136	132	89
2019	152	174	119

* Source: S&P Capital IQ

Index
ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the five years ended December 31, 2019.  This selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes thereto included elsewhere in this Form 10-K.  Certain prior period amounts have been reclassified to conform to the 2019 presentation.

	Year Ended December 31,
	2019	2018	2017	2016	2015
		(Dollars in thousands)
Statement of Operations Data:
Net sales	$1,137,913	$1,092,051	$1,116,143	$1,058,482	$971,975
Gross profit	331,800	312,787	326,656	322,487	280,988
Operating income (1)	94,495	81,268	97,521	98,789	79,764
Earnings from continuing operations (2)	69,051	56,854	43,630	62,412	48,120
Loss from discontinued operations, net of income tax benefit (3)	(11,134)	(13,851)	(5,654)	(1,982)	(2,102)
Net earnings (2) (3)	57,917	43,003	37,976	60,430	46,018
Per Share Data:
Earnings from continuing operations (2):
Basic	$3.09	$2.53	$1.92	$2.75	$2.11
Diluted	3.03	2.48	1.88	2.70	2.08
Earnings per common share (2) (3):
Basic	2.59	1.91	1.67	2.66	2.02
Diluted	2.54	1.88	1.64	2.62	1.99
Cash dividends per common share	0.92	0.84	0.76	0.68	0.60
Other Data:
Depreciation and amortization	$25,809	$24,104	$23,916	$20,457	$17,637
Capital expenditures	16,185	20,141	24,442	20,921	18,047
Dividends	20,593	18,854	17,287	15,447	13,697
Cash Flows Provided By (Used In):
Operating activities	$76,928	$70,258	$64,617	$97,805	$65,171
Investing activities	(54,812)	(29,886)	(31,228)	(88,018)	(18,011)
Financing activities	(23,378)	(46,121)	(35,944)	(7,756)	(41,155)
Balance Sheet Data (at period end):
Cash and cash equivalents	$10,372	$11,138	$17,323	$19,796	$18,800
Working capital	239,969	233,638	210,194	190,380	195,198
Total assets (4)	912,730	843,132	787,567	768,697	681,064
Total debt	57,045	49,219	61,778	54,975	47,505
Long-term debt (excluding current portion)	129	153	79	120	62
Stockholders’ equity	504,228	467,201	453,654	441,028	391,979

Index
Notes to Selected Financial Data

(1)
On January 1, 2018, we adopted ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  Pursuant to the adoption, net periodic benefit cost (credit) for the years ended December 31, 2017, 2016, and 2015 has been reclassified from selling, general and administrative expenses to other non-operating income (expense), net.

(2)
During 2017, we recorded an increase of $17.5 million to the provision for income taxes resulting from the remeasurement of our deferred tax assets, and the tax on deemed repatriated earnings of our foreign subsidiaries as a result of the enactment of the Tax Cuts and Jobs Act.

(3)
We recorded an after tax charge of $11.1 million, $13.9 million, $5.7 million, $2 million, and $2.1 million as loss from discontinued operations to account for legal expenses and potential costs associated with our asbestos-related liability for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, respectively.  Such costs were also separately disclosed in the operating activity section of the consolidated statements of cash flows for those same years.

(4)
As of January 1, 2019 we adopted ASU 2016-02, Leases, which resulted in the recording of operating lease right-of-use assets and operating lease liabilities on our consolidated balance sheet.  For information related to our adoption of ASU 2016-02, see Note 1 “Summary of Significant Accounting Policies” and Note 2 “Leases” of the notes to our consolidated financial statements.

Index
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto. This discussion summarizes the significant factors affecting our results of operations and the financial condition of our business during each of the fiscal years in the three-year period ended December 31, 2019.

Overview

We are a leading independent manufacturer and distributor of premium replacement parts for the engine management and temperature control systems of motor vehicles in the automotive aftermarket industry with a complementary focus on the heavy duty, industrial equipment and original equipment markets.

We are organized into two operating segments.  Each segment focuses on providing our customers with full-line coverage of its products, and a full suite of complimentary services that are tailored to our customers’ business needs and driving end-user demand for our products.  We sell our products primarily to automotive aftermarket retailers, program distribution groups, warehouse distributors, original equipment manufacturers and original equipment service part operations in the United States, Canada, Europe, Asia, Mexico and other Latin American countries.

Our Business Strategy

Our mission is to be the best full-line, full-service supplier of premium engine management and temperature control products.

The key elements of our strategy are as follows:

●
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

To maintain our strong competitive position, we remain committed to the following:

●	providing our customers with full-line coverage of high quality engine management and temperature control products, supported by the highest level of value-added services;

●	continuing to maximize our production, supply chain and distribution efficiencies;

●	continuing to improve our cost position through increased global sourcing, increased manufacturing at our low-cost plants, and strategic transactions with manufacturers in low-cost regions; and

●	focusing on our engineering development efforts including a focus on bringing more product manufacturing in-house.

●
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
●
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

●
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

●
Improve Operating Efficiency and Cost Position.  Our management places significant emphasis on improving our financial performance by achieving operating efficiencies and improving asset utilization, while maintaining product quality and high customer order fill rates.

We intend to continue to improve our operating efficiency and cost position by:

●	increasing cost-effective vertical integration in key product lines through internal development;

●	focusing on integrated supply chain management, customer collaboration and vendor managed inventory initiatives;

●	evaluating additional opportunities to relocate manufacturing to our low-cost plants;

●
maintaining and improving our cost effectiveness and competitive responsiveness to better serve our customer base, including sourcing certain materials and products from low cost regions such as those in Asia without compromising product quality;

●	enhancing company-wide programs geared toward manufacturing and distribution efficiency; and

●	focusing on company-wide overhead and operating expense cost reduction programs.

●
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

Index
The automotive aftermarket replacement parts business differs substantially from the OEM parts business.  Unlike the OEM parts business that primarily follows trends in new car production, the automotive aftermarket replacement parts business primarily tends to follow different trends, such as:

●	the number of vehicles on the road;

●	the average age of vehicles on the road; and

●	the total number of miles driven per year.

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

Impact of Changes in U.S. Trade Policy

Changes in U.S. trade policy, particularly as it relates to China, as with much of our industry, have resulted in the assessment of increased tariffs on goods that we import into the United States.  Although our operating results in 2019 have been slightly impacted by the timing of Chinese sourced products, we have taken, and continue to take, several actions to mitigate the impact of the increased tariffs, including but not limited to, price increases to our customers.  We do not anticipate that the increased tariffs will have a significant impact on our future operating results.  Although we are confident that we will be able to pass along the impact of the increased tariffs to our customers, there can be no assurances that we will be able to pass on the entire increased costs imposed by the tariffs.

Index
Comparison of Results of Operations For Fiscal Years 2019 and 2018

Sales.  Consolidated net sales for 2019 were $1,137.9 million, an increase of $45.8 million, or 4.2%, compared to $1,092.1 million in the same period of 2018, with the majority of our net sales to customers located in the United States.  Consolidated net sales increased in our Engine Management Segment and were essentially flat year-over-year in our Temperature Control Segment.

The following table summarizes consolidated net sales by segment and by major product group within each segment for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Engine Management:
Ignition, Emission Control, Fuel & Safety Related System Products	$705,994	$648,270
Wire and Cable	143,167	155,217
Total Engine Management	849,161	803,487
Temperature Control:
Compressors	160,485	148,416
Other Climate Control Parts	117,870	130,040
Total Temperature Control	278,355	278,456

All Other	10,397	10,108

Total	$1,137,913	$1,092,051

Engine Management’s net sales increased $45.7 million, or 5.7%, to $849.2 million for the year ended December 31, 2019.  Net sales in ignition, emission control, fuel and safety related system products for the year ended December 31, 2019 were $706 million, an increase of $57.7 million, or 8.9%, compared to $648.3 million in the same period of 2018.  Net sales in the wire and cable product group for the year ended December 31, 2019 were $143.2 million, a decrease of $12 million, or 7.7%, compared to $155.2 million in the same period of 2018.  Engine Management’s increase in net sales for the year ended December 31, 2019 compared to the same period in 2018 primarily reflects the impact of incremental sales from our April 2019 acquisition of certain assets and liabilities of the Pollak business of Stoneridge, Inc., as well as pipeline orders from several customers, general price increases, tariff costs passed on to customers, and low single digit organic growth.  Engine Management’s year-over-year increase in net sales was offset, in part, by the general decline in our wire and cable business due to its product lifecycle.  Incremental sales from our acquisition of the Pollak business of $28.2 million were included in the net sales of the ignition, emission control, fuel and safety related system products market from the date of acquisition through December 31, 2019.  Compared to the year ended December 31, 2018, excluding the incremental net sales from the acquisition, net sales in the ignition, emission control, fuel and safety related system products market increased $29.5 million, or 4.6%, and Engine Management net sales increased $17.5 million, or 2.2%.

Temperature Control’s net sales of $278.4 million for the year ended December 31, 2019 were essentially flat when compared to the same period in 2018.  Net sales in the compressors product group for the year ended December 31, 2019 were $160.5 million, an increase of $12.1 million, or 8.1%, compared to $148.4 million in the same period of 2018.  Net sales in the other climate control parts group for the year ended December 31, 2019 were $117.9 million, a decrease of $12.1 million, or 9.3%, compared to $130 million for the year ended December 31, 2018.  Temperature Control’s net sales for the year ending December 31, 2019 when compared to the same period in 2018, reflect the impact of (1) increased year-over-year net sales during the first six months of 2019 due to strong pre-season orders as customers rebuilt their inventory levels after a very strong 2018 selling season; (2) lower year-over-year net sales during the second half of 2019 as customer ordering patterns normalized in 2019 as compared to the same period in 2018, when customer orders strengthened in June and continued throughout the second half of 2018 after a slow start to the 2018 season; and (3) to a lesser extent incremental pricing for tariff costs passed on to customers.  In addition, the decline in net sales in the other climate control parts product group results from the impact of the introduction of air conditioner repair kits, which are sold as a complete repair kit inclusive of the compressor and other climate control parts.  These air conditioner repair kits are classified as sales under the compressor product group, resulting in a shift in reported sales from the other climate control parts product group into the compressor product group.  Demand for our Temperature Control products may vary significantly with summer weather conditions and customer inventory levels.

Index
Margins.  Gross margins, as a percentage of consolidated net sales, increased to 29.2% for 2019, compared to 28.6% for 2018.  The following table summarizes gross margins by segment for the years ended December 31, 2019 and 2018, respectively (in thousands):

Year Ended December 31,	Engine Management	Temperature Control	Other	Total
2019
Net sales (a)	$849,161	$278,355	$10,397	$1,137,913
Gross margins	251,560	70,064	10,176	331,800
Gross margin percentage	29.6%	25.2%	—%	29.2%

2018
Net sales (a)	$803,487	$278,456	$10,108	$1,092,051
Gross margins	229,949	70,561	12,277	312,787
Gross margin percentage	28.6%	25.3%	—%	28.6%

(a)	Segment net sales include intersegment sales in our Engine Management and Temperature Control segments.

Compared to 2018, gross margins at Engine Management increased 1 percentage point from 28.6% to 29.6%, while gross margins at Temperature Control decreased 0.1 percentage point from 25.3% to 25.2%. The gross margin percentage increase in Engine Management compared to the prior year reflects our return to historical productivity in our Reynosa, Mexico wire plant after the lengthy integration of the General Cable wire business, a continued emphasis on cost reductions, as well as certain pricing actions, which more than offset the negative impact of tariff costs passed on to customers without any markup.  The gross margin percentage decrease in Temperature Control compared to the prior year resulted primarily from the negative impact of tariffs passed on to customers without any markup.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) increased to $234.7 million, or 20.6% of consolidated net sales in 2019, as compared to $231.3 million, or 21.2% of consolidated net sales in 2018.  The $3.4 million increase in SG&A expenses as compared to 2018 reflects the impact of (1) incremental expenses of $4.3 million from our acquisition of certain assets and liabilities of the Pollak business of Stoneridge, Inc., including amortization of intangible assets acquired; and (2) higher selling and marketing expenses, and other general and administrative costs, which were offset by lower distribution expenses primarily at Temperature Control and lower costs incurred related to our accounts receivable supply chain financing arrangements.  Higher than usual distribution expenses at Temperature Control in 2018 were due to a combination of significant additional labor costs to meet the surge in sales in the third and fourth quarters of 2018, as well as start-up costs related to the installation of a new automation project in our distribution center.  The automation project has yielded significant savings in 2019 compared to 2018.

Restructuring and Integration Expenses.  Restructuring and integration expenses were $2.6 million in 2019 compared to restructuring and integration expenses of $4.5 million in 2018.  Restructuring and integration expenses incurred in 2019 of $2.6 million consisted of $2.2 million of expenses related to relocation of certain inventory, machinery and equipment acquired in our April 2019 acquisition of the Pollak business of Stoneridge, Inc. to our existing facilities and the $0.4 million increase in environmental cleanup costs for the ongoing monitoring and remediation at our Long Island City, New York former manufacturing facility; while restructuring and integration expenses incurred in 2018 of $4.5 million consisted of $3.2 million of expenses related to the Plant Rationalization Program that commenced in February 2016, the Orlando Plant Rationalization Program that commenced in January 2017, and the wire and cable relocation program announced in October 2016, all of which were substantially completed as of December 31, 2018, and the $1.3 million increase in environmental cleanup costs for the ongoing monitoring and remediation in connection at our Long Island City, New York former manufacturing facility.

Index
Other Income (Expense), Net. Other expense, net was $5,000 in 2019 compared to other income, net of $4.3 million in 2018.  During the year ended December 31, 2018, we recognized a $3.9 million gain on the sale of our property located in Grapevine, Texas, and a $0.2 million deferred gain related to the sale-leaseback of our Long Island City, New York facility.  The recognition of the deferred gain related to the sale-leaseback of our Long Island City, New York facility ended in the first quarter of 2018 upon the termination of the initial 10-year lease term for the facility.

Operating Income.  Operating income was $94.5 million in 2019, compared to $81.3 million in 2018.  The year-over-year increase in operating income of $13.2 million is the result of the impact of higher consolidated net sales, higher gross margins as a percentage of consolidated net sales, and lower restructuring and integration expenses offset, in part, by higher SG&A expenses and lower other income (expense), net.

Other Non-Operating Income (Expense), Net.  Other non-operating income, net was $2.6 million in 2019, compared to other non-operating expense, net of $0.4 million in 2018.  Included in other non-operating expense, net in 2018 is a noncash impairment charge of approximately $1.7 million related to our minority interest investment in Orange Electronics Co., Ltd.  Excluding the year-over-year impact of the noncash impairment charge,  the year-over-year increase in other non-operating income (expense), net of $1.3 million resulted primarily from the increase in year-over-year equity income from our joint ventures offset, in part, by the unfavorable impact of changes in foreign currency exchange rates.

Interest Expense.  Interest expense was $5.3 million in 2019 compared to $4 million in 2018.  The year-over-year increase in interest expense reflects the impact of both higher average outstanding borrowings during 2019 when compared to 2018, and the higher year-over-year average interest rates on our revolving credit facility.  The higher year-over-year average outstanding borrowings during 2019 resulted primarily from the timing of the acquisition of the Pollak business of Stoneridge, Inc.

Income Tax Provision.  The income tax provision for 2019 was $22.7 million at an effective tax rate of 24.8%, compared to $20 million at an effective tax rate of 26% in 2018.  The lower effective tax rate in 2019 compared to 2018 results primarily from a change in the mix of U.S. and foreign income.

Loss from Discontinued Operations.  Loss from discontinued operations, net of income tax, reflects information contained in the actuarial studies performed as of August 31, 2019, and as of August 31, 2018 (which was revised to reflect the events occurring through November 30, 2018), other information available and considered by us, and legal expenses and other costs associated with our asbestos-related liability.  During the years ended December 31, 2019 and 2018, we recorded a net loss of $11.1 million and $13.9 million from discontinued operations, respectively.  The loss from discontinued operations for the year ended December 31, 2019 and 2018 includes a $9.7 million and $13.6 million pre-tax provision, respectively, to increase our indemnity liability in line with the 2019 and 2018 actuarial studies; and legal expenses, before taxes, of $4.7 million and $5.1 million during 2019 and 2018, respectively.  As discussed more fully in Note 22 “Commitments and Contingencies” in the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Comparison of Results of Operations For Fiscal Years 2018 and 2017

For a detailed discussion on the comparison of fiscal year 2018 to fiscal year 2017, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Index
Restructuring and Integration Programs

The Plant Rationalization Program that commenced in February 2016, the Wire and Cable Relocation Program announced in October 2016, and the Orlando Plant Rationalization Program that commenced in January 2017, were all substantially completed as of December 31, 2018.  As a result of our April 2019 acquisition of the Pollak business of Stoneridge, Inc., we incurred $2.2 million of integration expenses related to the relocation of certain inventory, machinery, and equipment from Pollak’s distribution and manufacturing facilities to our existing facilities.  The Pollak relocation was substantially completed as of December 31, 2019.

For a detailed discussion on the restructuring and integration costs, see Note 5, “Restructuring and Integration Expense,” of the notes to our consolidated financial statements.

Liquidity and Capital Resources

Operating Activities.  During 2019, cash provided by operating activities was $76.9 million compared to $70.3 million in 2018.  The year-over-year increase in operating cash flow is primarily the result of the increase in net earnings, the year-over-year decrease in accounts receivable compared to the year-over-year increase in accounts receivable in 2018, and the smaller year-over-year increase in inventories, offset, in part, by the year-over-year increase in prepaid expenses and other current assets compared to the year-over-year decrease in prepaid expenses and other current assets in 2018, the year-over-year decrease in accounts payable compared to the year-over-year increase in accounts payable in 2018,  and the year-over-year decrease in sundry payables and accrued expenses compared to the year-over-year increase in sundry payables and accrued expenses in 2018.

Net earnings during 2019, were $57.9 million compared to $43 million in 2018.  During 2019, (1) the decrease in accounts receivable was $17.9 million compared to the year-over-year increase in accounts receivable of $13.7 million in 2018; (2) the increase in inventories was $17.9 million compared to the year-over-year increase in inventories of $30.2 million in 2018; (3) the increase in prepaid expenses and other current assets was $8.3 million compared to the year-over-year decrease in prepaid expenses and other current assets of $4.9 million in 2018; (4) the decrease in accounts payable was $2 million compared to the year-over-year increase in accounts payable of $16.9 million in 2018; and (5) the decrease in sundry payables and accrued expenses was $18.1 million compared to the year-over-year increase in sundry payables and accrued expenses of $8.4 million in 2018.  The cash impact of the changes in sundry payables and accrued expenses relates primarily to the timing of defective and overstock customer returns, and customer core returns used in our future remanufacturing activities.  We continue to actively manage our working capital to maximize our operating cash flow.

Investing Activities.  Cash used in investing activities was $54.8 million in 2019 compared to $29.9 million in 2018.   Investing activities in 2019 consisted of (1) net cash proceeds of $4.8 million received in January 2019 from the December 2018 sale of our property in Grapevine, Texas; (2) the payment of $38.4 million for our acquisition of certain assets and liabilities of the Pollak business of Stoneridge, Inc.; (3) the payment of $5.1 million for our acquisition of an approximate 29% minority interest in Jiangsu Che Yijia New Energy Technology Co., Ltd.; and (4) capital expenditures of $16.2 million.

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

Financing Activities.  Cash used in financing activities was $23.4 million in 2019 compared to $46.1 million in 2018.  During 2019, (1) we increased borrowings under our revolving credit facility by $8.8 million; (2) we made cash payments for the repurchase of shares of our common stock of $10.7 million; and (3) we paid dividends of $20.6 million.  Borrowings under our revolving credit facility in 2019, along with cash provided by operating activities, were used to fund our investing activities, purchase shares of our common stock and pay dividends.

Index
Cash used by finance activities was $46.1 million in 2018.  During 2018, (1) we increased our borrowings under the Polish overdraft facility, net of payments under our capital lease obligations of $1.1 million; (2) we paid down borrowings under our revolving credit facility of $13.3 million; (3) we made cash payments of $14.9 million for the repurchase of our common stock; and (4) we paid dividends of $18.9 million.  Cash provided by operating activities, along with borrowings under our Polish overdraft facility, net of payments under our capital lease obligations, were used to fund our investing activities, pay down borrowings under our revolving credit facility, purchase shares of our common stock and pay dividends.

Dividends of $20.6 million and $18.9 million were paid in 2019 and 2018, respectively.  Quarterly dividends were paid at a rate of $0.23 per share in 2019 and $0.21 per share in 2018.  In January 2020, our Board of Directors voted to increase our quarterly dividend from $0.23 per share in 2019 to $0.25 per share in 2020.

Comparison of Liquidity and Capital Resources For Fiscal Years 2018 and 2017

For a detailed discussion of our Liquidity and Capital Resources comparison of fiscal year 2018 to fiscal year 2017, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Borrowings under the amended credit agreement are secured by substantially all of our assets, including accounts receivable, inventory and certain fixed assets, and those of certain of our subsidiaries.  Availability under the amended credit agreement is based on a formula of eligible accounts receivable, eligible drafts presented to the banks under our supply chain financing arrangements, eligible inventory, eligible equipment and eligible fixed assets.  After taking into account outstanding borrowings under the amended credit agreement, there was an additional $194.3 million available for us to borrow pursuant to the formula at December 31, 2019.  Outstanding borrowings under the credit agreement, which are classified as current liabilities, were $52.5 million and $43.7 million at December 31, 2019 and 2018, respectively; while letters of credit outstanding under the credit agreement were $3.1 million at both December 31, 2019 and 2018.  Borrowings under the credit agreement have been classified as current liabilities based upon accounting rules and certain provisions in the agreement.

At December 31, 2019, the weighted average interest rate on our amended credit agreement was 3.5%, which consisted of $40 million in direct borrowings at 2.3% and an alternative base rate loan of $12.5 million at 5%.  At December 31, 2018, the weighted average interest rate on our amended credit agreement was 3.9%, which consisted of $40 million in direct borrowings at 3.4% and an alternative base rate loan of $3.7 million at 5.8%.  Our average daily alternative base rate loan balance was $1.7 million and $1.8 million during 2019 and 2018, respectively.

Index
At any time that our borrowing availability is less than the greater of either (a) $25 million, or 10% of the commitments if fixed assets are not included in the borrowing base, or (b) $31.25 million, or 12.5% of the commitments if fixed assets are included in the borrowing base, the terms of the amended credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain a fixed charge coverage ratio of 1:1 at the end of each fiscal quarter (rolling four quarters).  As of December 31, 2019, we were not subject to these covenants.  The amended credit agreement permits us to pay cash dividends of $20 million and make stock repurchases of $20 million in any fiscal year subject to a minimum availability of $25 million.  Provided specific conditions are met, the amended credit agreement also permits acquisitions, permissible debt financing, capital expenditures, and cash dividend payments and stock repurchases of greater than $20 million.

Our Polish subsidiary, SMP Poland sp. z.o.o., has entered into an overdraft facility with HSBC France (Spolka Akcyjna) Oddzial w Polsce, formerly HSBC Bank Polska S.A., for Zloty 30 million (approximately $7.9 million).  The facility, as amended, expires in December 2020.  Borrowings under the overdraft facility will bear interest at a rate equal to WIBOR + 0.75% and are guaranteed by Standard Motor Products, Inc., the ultimate parent company.  At December 31, 2019 and 2018, borrowings under the overdraft facility were Zloty 16.7 million (approximately $4.4 million) and Zloty 19.9 million (approximately $5.3 million), respectively.

In order to reduce our accounts receivable balances and improve our cash flow, we are party to several supply chain financing arrangements, in which we may sell certain of our customers’ trade accounts receivable to such customers’ financial institutions.  We sell our undivided interests in certain of these receivables at our discretion when we determine that the cost of these arrangements is less than the cost of servicing our receivables with existing debt.  Under the terms of the agreements, we retain no rights or interest, have no obligations with respect to the sold receivables, and do not service the receivables after the sale.  As such, these transactions are being accounted for as a sale.

Pursuant to these agreements, we sold $719 million and $720 million of receivables for the years ended December 31, 2019 and 2018, respectively, which was reflected as a reduction of accounts receivable in the consolidated balance sheet at the time of sale.  A charge in the amount of $22 million, $24.4 million and $22.6 million related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017, respectively.

To the extent that these arrangements are terminated, our financial condition, results of operations, cash flows and liquidity could be adversely affected by extended payment terms, delays or failures in collecting trade accounts receivables.  The utility of the supply chain financing arrangements also depends upon the LIBOR rate, as it is a component of the discount rate applicable to each arrangement.  If the LIBOR rate increases significantly, we may be negatively impacted as we may not be able to pass these added costs on to our customers, which could have a material and adverse effect upon our financial condition, results of operations and cash flows.

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

In May 2018, our Board of Directors authorized the purchase of up to an additional $20 million of our common stock under a new stock repurchase program.  Under this program, during the year ended December 31, 2018 and 2019, we repurchased 201,484 and 221,748 shares of our common stock, respectively, at a total cost of $9.3 million and $10.7 million, respectively, thereby completing the 2018 Board of Directors authorization.

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

Index
The following table summarizes our contractual commitments as of December 31, 2019 and expiration dates of commitments through 2028 (a) (b):

(In thousands)	2020	2021	2022	2023	2024	2025–2028	Total
Operating lease obligations	$8,994	$8,245	$6,882	$5,682	$3,881	$7,844	$41,528
Postretirement benefits	36	32	29	25	25	50	197
Severance payments related to restructuring and integration	205	106	25	—	—	—	336
Total commitments	$9,235	$8,383	$6,936	$5,707	$3,906	$7,894	$42,061

(a)
Indebtedness under our revolving credit facilities is not included in the table above as it is reported as a current liability in our consolidated balance sheets.  As of December 31, 2019, amounts outstanding under our revolving credit facility was $52.5 million.

(b)
As of January 1, 2019 we adopted ASU 2016-02, Leases, which resulted in the recording of the lease obligations on our consolidated balance sheet.  For information related to our adoption of ASU 2016-02, see Note 1 “Summary of Significant Accounting Policies” and Note 2 “Leases” of the notes to our consolidated financial statements.

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

Index
Sales Returns and Other Allowances and Allowance for Doubtful Accounts. Many of our products carry a warranty ranging from a 90-day limited warranty to a lifetime limited warranty, which generally covers defects in materials or workmanship and failure to meet industry published specifications and/or the result of installation error.  In addition to warranty returns, we also permit our customers to return new, undamaged products to us within customer-specific limits (which are generally limited to a specified percentage of their annual purchases from us) in the event that they have overstocked their inventories. At the time products are sold, we accrue a liability for product warranties and overstock returns as a percentage of sales based upon estimates established using historical information on the nature, frequency and average cost of the claim and the probability of the customer return. At the same time, we record an estimate of anticipated customer returns as unreturned customer inventory. Significant judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period.  Revision to these estimates is made when necessary, based upon changes in these factors.  We regularly study trends of such claims.  At December 31, 2019 and 2018, the allowance for sales returns was $44.1 million and $57.4 million, respectively.

Similarly, we must make estimates of the uncollectability of our accounts receivable. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  At December 31, 2019, the allowance for doubtful accounts and for discounts was $5.2 million.

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

The valuation allowance of $0.8 million as of December 31, 2019 is intended to provide for the uncertainty regarding the ultimate realization of our U.S. foreign tax credit carryovers and foreign net operating loss carryovers. The assessment of the adequacy of our valuation allowance is based on our estimates of taxable income in these jurisdictions and the period over which our deferred tax assets will be recoverable.  Based on these considerations, we believe it is more likely than not that we will realize the benefit of the net deferred tax asset of $37.3 million as of December 31, 2019, which is net of the remaining valuation allowance.

In the event that actual results differ from these estimates, or we adjust these estimates in future periods for current trends or expected changes in our estimating assumptions, we may need to modify the level of the valuation allowance which could materially impact our business, financial condition and results of operations.

In accordance with generally accepted accounting practices, we recognize in our financial statements only those tax positions that meet the more-likely-than-not recognition threshold. We establish tax reserves for uncertain tax positions that do not meet this threshold.  During the years ended December 31, 2019, 2018 and 2017, we did not establish a liability for uncertain tax positions.  Penalties associated with income tax matters are included in the provision for income taxes in our consolidated statement of operations.

Leases.  We determine if an arrangement is a lease at inception.  For operating leases, we include and report operating lease right-of-use (“ROU”) assets, sundry payables and accrued expenses, and noncurrent operating lease liabilities on our consolidated balance sheet for leases with a term longer than twelve months.  Finance leases are reported on our consolidated balance sheets in property, plant and equipment, current portion of other debt, and long-term debt.

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

Index
Valuation of Long-Lived and Intangible Assets and Goodwill.  At acquisition, we estimate and record the fair value of purchased intangible assets, which primarily consist of customer relationships, trademarks and trade names, patents and non-compete agreements.  The fair values of these intangible assets are estimated based on our assessment.  Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations.  Goodwill and certain other intangible assets having indefinite lives are not amortized to earnings, but instead are subject to periodic testing for impairment.  Intangible assets determined to have definite lives are amortized over their remaining useful lives.

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

When performing our evaluation of goodwill for impairment, if we conclude qualitatively that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, than the two-step impairment test is not required.  If we are unable to reach this conclusion, then we would perform the two-step impairment test.  Initially, the fair value of the reporting unit is compared to its carrying amount.  To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit; we are required to perform a second step, as this is an indication that the reporting unit goodwill may be impaired.  In this step, we compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill and recognize a charge for impairment to the extent the carrying value exceeds the implied fair value. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.  On January 1, 2020, we will adopt Accounting Standards Update (“ASU”) 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”).  ASU 2017-04 removes the second step of the impairment test, which requires a hypothetical purchase price allocation to determine the implied fair value of the reporting unit goodwill.  Instead, under ASU 2017-04, goodwill impairment is the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  ASU 2017-04 will be applied prospectively.

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

Asbestos Litigation.  In evaluating our potential asbestos-related liability, we use an actuarial study that is prepared by a leading actuarial firm with expertise in assessing asbestos-related liabilities.  We evaluate the estimate of the range of undiscounted liability to determine which amount to accrue.  Based on the information contained in the actuarial study and all other available information considered by us, we have concluded that no amount within the range was more likely than any other and, therefore, in assessing our asbestos liability we compare the low end of the range to our recorded liability to determine if an adjustment is required.  Legal costs are expensed as incurred.  We will continue to perform an annual actuarial analysis during the third quarter of each year for the foreseeable future, and whenever events or changes in circumstances indicate that additional provisions may be necessary.  Based on the actuarial studies and all other available information, we will continue to reassess the recorded liability and, if deemed necessary, record an adjustment to the reserve, which will be reflected as a loss or gain from discontinued operations.  See Note 22, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements in Item 8 of this Report for additional information.

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

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk, primarily related to foreign currency exchange and interest rates. These exposures are actively monitored by management. Our exposure to foreign exchange rate risk is due to certain costs, revenues and borrowings being denominated in currencies other than one of our subsidiary’s functional currency.  Similarly, we are exposed to market risk as the result of changes in interest rates, which may affect the cost of our financing. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures.  We do not hold or issue derivative financial instruments for trading or speculative purposes.  As of December 31, 2019, we did not have any derivative financial instruments.

Exchange Rate Risk

We have exchange rate exposure, primarily, with respect to the Canadian Dollar, the Euro, the British Pound, the Polish Zloty, the Mexican Peso, the Taiwan Dollar, the Chinese Yuan Renminbi and the Hong Kong Dollar.  As of December 31, 2019, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore, the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows.  This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the incremental effect of such a change on our foreign currency denominated revenues.

Interest Rate Risk

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements.  We invest our excess cash in highly liquid short-term investments.  Substantially all of our debt is variable rate debt as of December 31, 2019 and 2018.  Depending upon the level of borrowings under our revolving credit facility and our Polish overdraft facility, and our excess cash, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate may have an approximate $0.7 million negative impact on our earnings or cash flows.

In addition, we are party to several supply chain financing arrangements, in which we may sell certain of our customers’ trade accounts receivable to such customers’ financial institutions.  We sell our undivided interests in certain of these receivables at our discretion when we determine that the cost of these arrangements is less than the cost of servicing our receivables with existing debt.  During the year ended December 31, 2019, we sold $719 million of receivables.  Depending upon the level of sales of receivables pursuant these agreements, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the margin rate may have an approximate $7.2 million negative impact on our earnings or cash flows.  The charge related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control - Integrated Framework.  Based on our assessment using those criteria, we concluded that, as of December 31, 2019, our internal control over financial reporting is effective.

Our independent registered public accounting firm, KPMG LLP, has audited our consolidated financial statements as of and for the year ended December 31, 2019 and has also audited the effectiveness of our internal control over financial reporting as of December 31, 2019.  KPMG’s report appears on the following pages of this “Item 8. Financial Statements and Supplementary Data.”

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM –
INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors
Standard Motor Products, Inc. and Subsidiaries:

Opinion on Internal Control Over Financial Reporting

We have audited Standard Motor Products, Inc.’s and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement Schedule II, Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated February 20, 2020 expressed an unqualified opinion on those consolidated financial statements.

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
February 20, 2020

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM –
CONSOLIDATED FINANCIAL STATEMENTS

To the Stockholders and Board of Directors
Standard Motor Products, Inc.and Subsidiaries:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Standard Motor Products, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement Schedule II, Valuation and Qualifying Accounts (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Index
Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Assessment of Asbestos Liability and Litigation

As discussed in Notes 1 and 22 to the consolidated financial statements, the Company is involved in asbestos litigation and has potential asbestos liability. The Company’s asbestos liability represents the actuarially determined estimate of the undiscounted liability for settlement payments and awards of asbestos-related damages, excluding legal costs and any potential recovery from insurance carriers. The Company’s asbestos liability includes key assumptions regarding disease distribution, future claim filings, payment rates, settlement values, large claims, and ratios of allocated loss adjustment expense (ALAE) to indemnity.

We identified the assessment of the asbestos liability recorded and related disclosure for these legal proceedings as a critical audit matter. This required subjective auditor judgment, due to the nature of the estimate and assumptions, including the applicability of those assumptions to the current facts and circumstances, as well as judgments about future events and uncertainties. Specialized skills were needed to evaluate the Company’s key assumptions. Minor changes to these key assumptions could have a significant effect on the Company’s assessment of the accrual for the asbestos liability.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s asbestos liability and asbestos litigation process, including controls related to the key assumptions and the underlying data utilized in the process, and the potential need for an updated actuarial evaluation. We read letters received directly from the Company’s external and internal legal counsel confirming the asbestos related legal cases settled during the year and the number of open cases as of year-end. We involved an actuarial professional with specialized skills and knowledge, who:

●	assessed the actuarial model used by the Company’s asbestos actuary in preparing their annual report which contained an analysis of the Company’s asbestos exposure;

●	assessed the annual report prepared by the Company’s asbestos actuary for consistency with generally accepted actuarial standards; and

●
evaluated the key assumptions and judgments, including consideration of changes of assumptions from those used in the prior year, underlying the actuarial estimates contained within the Company’s asbestos report prepared by the Company’s asbestos actuary.

We tested a sample of claims data used in the actuarial model by comparing the sampled items to underlying claims documentation. We evaluated the activity of legal claims since the most recent actuarial evaluation to determine if an updated actuarial evaluation is necessary. We compared the Company’s related disclosure to the data utilized in the process and the Company’s asbestos report.

Index
Initial measurement of the customer relationship intangible assets acquired in the Pollak business combination

As discussed in Notes 3 and 9 to the consolidated financial statements, on April 1, 2019, the Company acquired the Pollak business from Stoneridge, Inc. (Pollak) in a business combination. As a result of the transaction, the Company acquired customer relationship intangible assets associated with the generation of future income from Pollak’s existing customers. The acquisition-date fair value for the customer relationship assets was $24.4 million.

We identified the evaluation of the initial measurement of the customer relationship intangible assets acquired in the Pollak transaction as a critical audit matter. There was a high degree of subjectivity in evaluating the multi-period excess earnings method (a form of the income approach) used to calculate the acquisition-date fair value of the customer relationship assets. The multi-period excess earnings method included the following internally-developed assumptions for which there was limited observable market information, and the calculated fair value of such assets was sensitive to possible changes to these assumptions:

●	Forecasted revenues attributable to existing customers

●	Estimated annual attrition

●	Forecasted earnings before interest, and taxes (EBIT) margins for the acquired business

●	Discount rates

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process to develop the key acquisition-date assumptions.  We compared the Company’s year one forecasted revenues attributable to existing customers to the acquired business’s historical information.  We evaluated the Company’s forecasted revenues attributable to existing customers and EBIT margins by comparing these forecasted assumptions to historical Company information. In addition, valuation professionals with specialized skills and knowledge, assisted us to:

●	evaluate the Company’s discount rates by comparing these rates against a discount rate range that was independently developed using publicly available market data for comparable companies,

●	evaluate the estimated annual attrition rate by comparing the selected attrition rates against the realized range of attrition rates in prior company specific acquisitions, and

●
compare the Company’s fair value estimate of the customer relationship assets acquired, using the significant assumptions utilized by the Company and our independently developed discount rate range, to an independent calculation of the multi-period excess earnings model.

/s/ KPMG LLP

We have served as the Company’s auditor since 2010.

New York, New York
February 20, 2020

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands, except share and per share data)
Net sales	$1,137,913	$1,092,051	$1,116,143
Cost of sales	806,113	779,264	789,487
Gross profit	331,800	312,787	326,656
Selling, general and administrative expenses	234,715	231,336	224,237
Restructuring and integration expenses	2,585	4,510	6,173
Other income (expense), net	(5)	4,327	1,275
Operating income	94,495	81,268	97,521
Other non-operating income (expense), net	2,587	(411)	1,250
Interest expense	5,286	4,026	2,329
Earnings from continuing operations before taxes	91,796	76,831	96,442
Provision for income taxes	22,745	19,977	52,812
Earnings from continuing operations	69,051	56,854	43,630
Loss from discontinued operations, net of income tax benefit of $3,912, $4,866 and $3,769	(11,134)	(13,851)	(5,654)
Net earnings	$57,917	$43,003	$37,976
Net earnings per common share – Basic:
Earnings from continuing operations	$3.09	$2.53	$1.92
Discontinued operations	(0.50)	(0.62)	(0.25)
Net earnings per common share – Basic	$2.59	$1.91	$1.67
Net earnings per common share – Diluted:
Earnings from continuing operations	$3.03	$2.48	$1.88
Discontinued operations	(0.49)	(0.60)	(0.24)
Net earnings per common share – Diluted	$2.54	$1.88	$1.64
Dividends declared per share	$0.92	$0.84	$0.76
Average number of common shares	22,378,414	22,456,480	22,726,491
Average number of common shares and dilutive common shares	22,818,451	22,931,723	23,198,392

See accompanying notes to consolidated financial statements.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Net earnings	$57,917	$43,003	$37,976
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,024	(5,473)	7,027
Pension and postretirement plans	(19)	(12)	(108)
Total other comprehensive income (loss), net of tax	1,005	(5,485)	6,919
Comprehensive income	$58,922	$37,518	$44,895

See accompanying notes to consolidated financial statements.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(Dollars in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,372	$11,138
Accounts receivable, less allowances for discounts and doubtful accounts of $5,212 and $5,687 in 2019 and 2018, respectively	135,516	157,535
Inventories	368,221	349,811
Unreturned customer inventories	19,722	20,484
Prepaid expenses and other current assets	15,602	7,256
Total current assets	549,433	546,224

Property, plant and equipment, net	89,649	90,754
Operating lease right-of-use assets	36,020	—
Goodwill	77,802	67,321
Other intangibles, net	64,861	48,411
Deferred incomes taxes	37,272	42,334
Investments in unconsolidated affiliates	38,858	32,469
Other assets	18,835	15,619
Total assets	$912,730	$843,132

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable	$52,460	$43,689
Current portion of other debt	4,456	5,377
Accounts payable	92,535	94,357
Sundry payables and accrued expenses	38,819	31,033
Accrued customer returns	44,116	57,433
Accrued core liability	24,357	31,263
Accrued rebates	26,072	28,870
Payroll and commissions	26,649	20,564
Total current liabilities	309,464	312,586

Long-term debt	129	153
Noncurrent operating lease liabilities	28,376	—
Other accrued liabilities	20,837	18,075
Accrued asbestos liabilities	49,696	45,117
Total liabilities	408,502	375,931
Commitments and contingencies

Stockholders’ equity:
Common Stock - par value $2.00 per share:
Authorized 30,000,000 shares, issued 23,936,036 shares	47,872	47,872
Capital in excess of par value	102,742	102,470
Retained earnings	417,437	380,113
Accumulated other comprehensive income	(8,589)	(9,594)
Treasury stock - at cost (1,477,594 shares and 1,503,284 shares in 2019 and 2018, respectively)	(55,234)	(53,660)
Total stockholders’ equity	504,228	467,201
Total liabilities and stockholders’ equity	$912,730	$843,132

See accompanying notes to consolidated financial statements.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$57,917	$43,003	$37,976
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	25,809	24,104	23,916
Amortization of deferred financing cost	225	333	343
Increase (decrease) to allowance for doubtful accounts	(295)	330	972
Increase to inventory reserves	4,858	3,978	3,300
Amortization of deferred gain on sale of buildings	—	(218)	(1,048)
Gain on sale of property, plant and equipment	—	(3,997)	(15)
Equity (income) loss from joint ventures	(2,865)	768	602
Employee Stock Ownership Plan allocation	2,519	2,557	2,159
Stock-based compensation	6,917	7,998	7,638
(Increase) decrease in deferred income taxes	4,736	(10,046)	19,059
Increase (decrease) in tax valuation allowance	358	22	(128)
Loss on discontinued operations, net of tax	11,134	13,851	5,654
Change in assets and liabilities:
(Increase) decrease in accounts receivable	17,929	(13,699)	(5,100)
Increase in inventories	(17,901)	(30,199)	(13,901)
(Increase) decrease in prepaid expenses and other current assets	(8,296)	4,926	(4,869)
Increase (decrease) in accounts payable	(1,950)	16,894	(7,186)
Increase (decrease) in sundry payables and accrued expenses	(18,097)	8,407	(6,015)
Net changes in other assets and liabilities	(6,070)	1,246	1,260
Net cash provided by operating activities	76,928	70,258	64,617

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and investments in businesses	(43,490)	(9,852)	(6,808)
Net proceeds from sale of Grapevine, Texas facility	4,801	—	—
Capital expenditures	(16,185)	(20,141)	(24,442)
Other investing activities	62	107	22
Net cash used in investing activities	(54,812)	(29,886)	(31,228)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under line-of-credit agreements	8,771	(13,311)	2,188
Net borrowings (repayments) of other debt and lease obligations	(911)	1,115	4,065
Purchase of treasury stock	(10,738)	(14,886)	(24,376)
Increase (decrease) in overdraft balances	93	275	(534)
Payments of debt issuance costs	—	(460)	—
Dividends paid	(20,593)	(18,854)	(17,287)
Net cash used in financing activities	(23,378)	(46,121)	(35,944)
Effect of exchange rate changes on cash	496	(436)	82
Net decrease in cash and cash equivalents	(766)	(6,185)	(2,473)
CASH AND CASH EQUIVALENTS at beginning of year	11,138	17,323	19,796
CASH AND CASH EQUIVALENTS at end of year	$10,372	$11,138	$17,323

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$5,030	$3,738	$1,944
Income taxes	$22,267	$15,353	$34,543
Noncash investing activity:
Accrual for final contribution of acquired investment	$—	$—	$5,740
Receivable related to net proceeds from sale of Grapevine, Texas facility	$—	$4,801	$—

See accompanying notes to consolidated financial statements.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2019, 2018 and 2017

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
(In thousands)
BALANCE AT DECEMBER 31, 2016	$47,872	$96,850	$336,464	$(11,028)	$(29,130)	$441,028
Net earnings	—	—	37,976	—	—	37,976
Other comprehensive income, net of tax	—	—	—	6,919	—	6,919
Cash dividends paid ($0.76 per share)	—	—	(17,287)	—	—	(17,287)
Purchase of treasury stock	—	—	—	—	(24,779)	(24,779)
Stock-based compensation	—	2,193	—	—	5,445	7,638
Employee Stock Ownership Plan	—	1,014	—	—	1,145	2,159

BALANCE AT DECEMBER 31, 2017	47,872	100,057	357,153	(4,109)	(47,319)	453,654
Cumulative effect adjustment	—	—	(1,189)	—	—	(1,189)
Net earnings	—	—	43,003	—	—	43,003
Other comprehensive loss, net of tax	—	—	—	(5,485)	—	(5,485)
Cash dividends paid ($0.84 per share)	—	—	(18,854)	—	—	(18,854)
Purchase of treasury stock	—	—	—	—	(14,483)	(14,483)
Stock-based compensation	—	1,648	—	—	6,350	7,998
Employee Stock Ownership Plan	—	765	—	—	1,792	2,557

BALANCE AT DECEMBER 31, 2018	47,872	102,470	380,113	(9,594)	(53,660)	467,201
Net earnings	—	—	57,917	—	—	57,917
Other comprehensive loss, net of tax	—	—	—	1,005	—	1,005
Cash dividends paid ($0.92 per share)	—	—	(20,593)	—	—	(20,593)
Purchase of treasury stock	—	—	—	—	(10,738)	(10,738)
Stock-based compensation	—	(473)	—	—	7,390	6,917
Employee Stock Ownership Plan	—	745	—	—	1,774	2,519

BALANCE AT DECEMBER 31, 2019	$47,872	$102,742	$417,437	$(8,589)	$(55,234)	$504,228

See accompanying notes to consolidated financial statements.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Principles of Consolidation

Standard Motor Products, Inc. and subsidiaries (referred to hereinafter in these notes to the consolidated financial statements as “we,” “us,” “our” or the “Company”) is engaged in the manufacture and distribution of replacement parts for motor vehicles in the automotive aftermarket industry with a complementary focus on the heavy duty, industrial equipment and original equipment service markets. The consolidated financial statements include our accounts and all domestic and international companies in which we have more than a 50% equity ownership, except in instances where the minority shareholder maintains substantive participating rights, in which case we follow the equity method of accounting.  Investments in unconsolidated affiliates are accounted for on the equity method, as we do not have a controlling financial interest but have the ability to exercise significant influence.  All significant inter-company items have been eliminated.

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

Reclassification

Certain prior period amounts in the accompanying consolidated financial statements and related notes have been reclassified to conform to the 2019 presentation.

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

We also evaluate inventories on a regular basis to identify inventory on hand that may be obsolete or in excess of current and future projected market demand.  For inventory deemed to be obsolete, we provide a reserve on the full value of the inventory.  Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates our estimate of future demand.  Future projected demand requires management judgment and is based upon (a) our review of historical trends and (b) our estimate of projected customer specific buying patterns and trends in the industry and markets in which we do business.  Using rolling twelve month historical information, we estimate future demand on a continuous basis.  As such, the historical volatility of such estimates has been minimal.  We maintain provisions for inventory reserves of $45.8 million and $44 million as of December 31, 2019 and 2018, respectively.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at historical cost and are depreciated using the straight-line method of depreciation over the estimated useful lives as follows:

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

Leases

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

Valuation of Long-Lived and Intangible Assets and Goodwill

At acquisition, we estimate and record the fair value of purchased intangible assets, which primarily consist of customer relationships, trademarks and trade names, patents and non-compete agreements.  The fair values of these intangible assets are estimated based on our assessment.  Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations.  Goodwill and certain other intangible assets having indefinite lives are not amortized to earnings, but instead are subject to periodic testing for impairment.  Intangible assets determined to have definite lives are amortized over their remaining useful lives.

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

When performing our evaluation of goodwill for impairment, if we conclude qualitatively that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is not required.  If we are unable to reach this conclusion, then we would perform the two-step impairment test.  Initially, the fair value of the reporting unit is compared to its carrying amount.  To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit; we are required to perform a second step, as this is an indication that the reporting unit goodwill may be impaired.  In this step, we compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill and recognize a charge for impairment to the extent the carrying value exceeds the implied fair value.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.  On January 1, 2020, we will adopt Accounting Standards Update (“ASU”) 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”).  ASU 2017-04 removes the second step of the impairment test, which requires a hypothetical purchase price allocation to determine the implied fair value of the reporting unit goodwill.  Instead, under ASU 2017-04, goodwill impairment is the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  ASU 2017-04 will be applied prospectively.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Identifiable intangible assets having indefinite lives are reviewed for impairment on an annual basis using a methodology similar with that used to evaluate goodwill.  Intangible assets having definite lives and other long-lived assets are reviewed for impairment whenever events such as product discontinuance, plant closures, product dispositions or other changes in circumstances indicate that the carrying amount may not be recoverable.  In reviewing intangible assets having definite lives and other long-lived assets for impairment, we compare the carrying value of such assets to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets fair value and their carrying value.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The valuation allowance of $0.8 million as of December 31, 2019 is intended to provide for the uncertainty regarding the ultimate realization of our U.S. foreign tax credit carryovers and foreign net operating loss carryovers.  Based on these considerations, we believe it is more likely than not that we will realize the benefit of the net deferred tax asset of $37.3 million as of December 31, 2019, which is net of the remaining valuation allowance.

Tax benefits are recognized for an uncertain tax position when, in management's judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority.  For a tax position that meets the more-likely-than-not recognition threshold, the tax benefit is measured as the largest amount that is judged to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority.  The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances and when new information becomes available.  Such adjustments are recognized entirely in the period in which they are identified.  During the years ended December 31, 2019, 2018 and 2017, we did not establish a liability for uncertain tax positions.

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

With respect to accounts receivable, such receivables are primarily from warehouse distributors and major retailers in the automotive aftermarket industry located in the U.S.  We perform ongoing credit evaluations of our customers’ financial conditions.  Our five largest individual customers accounted for approximately 69% of our consolidated net sales in 2019, and approximately 70% of our consolidated net sales in 2018 and 2017.  During 2019, O’Reilly, Advance, NAPA, and AutoZone accounted for 22%, 16%, 15% and 11% of our consolidated net sales, respectively.  Net sales from each of the customers were reported in both our Engine Management and Temperature Control Segments.  The loss of one or more of these customers or, a significant reduction in purchases of our products from any one of them, could have a materially adverse impact on our business, financial condition and results of operations.

Foreign Cash Balances

Substantially all of the cash and cash equivalents, including foreign cash balances, at December 31, 2019 and 2018 were uninsured.  Foreign cash balances at December 31, 2019 and 2018 were $8.5 million and $11.1 million, respectively.

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

See Note 2 for further information regarding our adoption of ASU 2016-02.

Standards that are not yet adopted as of December 31, 2019

The following table provides a brief description of recently issued accounting pronouncements that have not yet been adopted as of December 31, 2019, and that could have an impact on our financial statements:

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
January 1, 2020, with early adoption permitted
We will adopt the new standard on January 1, 2020.  The new standard will be applied prospectively.  We anticipate that the adoption of this standard will not materially impact the amount of goodwill impairment, if any, when performing our annual impairment test.

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
January 1, 2020, with early adoption permitted
We will adopt the new standard on January 1, 2020.  We anticipate that the adoption of this standard will not have a material impact on the manner in which we estimate our allowance for doubtful accounts on trade accounts receivable, or on our consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. Leases

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

The following tables provide quantitative disclosures related to our operating leases (in thousands):

Balance Sheet Information	December 31, 2019
Assets
Operating lease right-of-use assets	$36,020

Liabilities
Sundry payables and accrued expenses	$8,739
Noncurrent operating lease liabilities	28,376
Total operating lease liabilities	$37,115

Weighted Average Remaining Lease Term
Operating leases	5.6 Years

Weighted Average Discount Rate
Operating leases	3.7%

Expense and Cash Flow Information	Year Ended December 31, 2019

Lease Expense
Operating lease expense (a)	$8,940

Supplemental Cash Flow Information
Cash Paid for the amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,758
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$4,663

(a)
Excludes expenses of approximately $2.4 million related to non-lease components such as maintenance, property taxes, etc., and operating lease expense for leases with an initial term of 12 months or less, which is not material.

Minimum Lease Payments

At December 31, 2019, we are obligated to make minimum lease payments through 2028, under operating leases, which are as follows (in thousands):

2020	$8,994
2021	8,245
2022	6,882
2023	5,682
2024	3,881
Thereafter	7,844
Total lease payments	$41,528
Less: Interest	(4,413)
Present value of lease liabilities	$37,115

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Business Acquisitions and Investments

2019 Business Acquisition and Investment

Jiangsu Che Yijia New Energy Technology Co., Ltd. Equity Investment

In August 2019, we acquired an approximate 29% minority interest in Jiangsu Che Yijia New Energy Technology Co., Ltd. (“CYJ”) for approximately $5.1 million. Our investment in CYJ was funded through borrowings under our revolving credit facility with JPMorgan Chase Bank, N.A.  CYJ is a manufacturer of air conditioning compressors for electric vehicles and is located in China.  Our minority interest in CYJ is accounted for using the equity method of accounting.

Pollak Business of Stoneridge, Inc. Acquisition

In April 2019, we acquired certain assets and liabilities of the Pollak business of Stoneridge, Inc. for approximately $40 million, subject to post-closing adjustments.  In May 2019, the post-closing adjustments were finalized at $1.6 million, reducing the purchase price to $38.4 million.  The acquisition was funded through borrowings under our revolving credit facility with JPMorgan Chase Bank, N.A.  Stoneridge’s Pollak business had manufacturing and distribution facilities in Canton, Massachusetts, El Paso, Texas, and Juarez, Mexico, and distributed a range of engine management products including sensors, switches, and connectors.  The acquisition, reported as part of our Engine Management Segment, enhanced our growth opportunities in the OE/OES, heavy duty and commercial vehicle markets and added to our existing expertise in aftermarket distribution, product management and service.  We have not acquired any of the Pollak facilities or employees, and have relocated all production to our existing facilities.  Revenues generated from the acquired business were approximately $45 million for the year ended December 31, 2018.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenues included in our consolidated statements of operations for the acquisition were $28.2 million from the date of acquisition through December 31, 2019.

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

5. Restructuring and Integration Expense

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of and for the years ended December 31, 2019 and 2018, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2017	$2,854	$—	$2,854
Restructuring and integration costs:
Amounts provided for during 2018 (1)	9	4,501	4,510
Non-cash usage, including asset write-downs	—	(181)	(181)
Cash payments	(2,148)	(3,036)	(5,184)
Reclassification of environmental liability (1)	—	(1,284)	(1,284)
Foreign currency exchange rate changes	27	—	27
Exit activity liability at December 31, 2018	$742	$—	$742
Restructuring and integration costs:
Amounts provided for during 2019 (1)	—	2,585	2,585
Cash payments	(406)	(1,688)	(2,094)
Reclassification of environmental liability (1)	—	(386)	(386)
Reclassification of inventory reserves	—	(511)	(511)
Exit activity liability at December 31, 2019	$336	$—	$336

(1)
Included in restructuring and integration costs in 2019 and 2018 is a $0.4 million and $1.3 million increase, respectively, in environmental cleanup costs related to ongoing monitoring and remediation in connection with the prior closure of our manufacturing operations at our Long Island City, New York location.  The environmental liability has been reclassed to accrued liabilities as of December 31, 2019 and 2018, respectively.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restructuring Costs

Plant Rationalization Program

In February 2016, in connection with our ongoing efforts to improve operating efficiencies and reduce costs, we finalized our intention to implement a plant rationalization initiative.  As part of the plant rationalization, all of our Grapevine, Texas production activities have been relocated to facilities in Greenville, South Carolina and Reynosa, Mexico, and certain production activities were relocated from our Greenville, South Carolina manufacturing facility to our manufacturing facility in Bialystok, Poland.  In addition, certain service functions were relocated from Grapevine, Texas to our administrative offices in Lewisville, Texas and our Grapevine, Texas facility was closed.  In December 2018, we completed the sale of the property located in Grapevine, Texas. Net proceeds from the sale of $4.8 million were received in January 2019. See Note 4, “Sale of Grapevine, Texas Property,” for additional information.

The Plant Rationalization Program has been completed.  Cash payments made during 2019 and the remaining aggregate liability related to the program as of December 31, 2019 consists of severance payments to former employees.

Activity, by segment, for the year ended December 31, 2019 and 2018 related to our Plant Rationalization Program consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2017	$—	$1,476	$—	$1,476
Restructuring and integration costs:
Amounts provided for during 2018	—	353	—	353
Cash payments	—	(1,525)	—	(1,525)
Exit activity liability at December 31, 2018	$—	$304	$—	$304
Restructuring and integration costs:
Amounts provided for during 2019	—	—	—	—
Cash payments	—	(128)	—	(128)
Exit activity liability at December 31, 2019	$—	$176	$—	$176

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

The Orlando Plant Rationalization Program has been completed.  Cash payments made during 2019 and the remaining aggregate liability related to the program as of December 31, 2019 consists of severance payments to former employees.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Activity, by segment, for the year ended December 31, 2019 and 2018 related to our Orlando Plant Rationalization Program consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2017	$986	$—	$—	$986
Restructuring and integration costs:
Amounts provided for during 2018	1,479	—	—	1,479
Non-cash usage, including asset writedowns	(12)	—	—	(12)
Cash payments	(2,015)	—	—	(2,015)
Exit activity liability at December 31, 2018	$438	$—	$—	$438
Restructuring and integration costs:
Amounts provided for during 2019	—	—	—	—
Cash payments	(278)	—	—	(278)
Exit activity liability at December 31, 2019	$160	$—	$—	$160

Integration Costs

Pollak Relocation

In connection with our April 2019 acquisition of certain assets and liabilities of the Pollak business of Stoneridge, Inc., we incurred certain integration expenses in connection with the relocation of certain inventory, machinery, and equipment from Pollak’s distribution and manufacturing facilities in El Paso, Texas, Canton, Massachusetts, and Juarez, Mexico, to our existing facilities in Disputanta, Virginia, Reynosa, Mexico and Independence, Kansas.  Total integration expenses related to the relocation of $2.2 million were recognized during the year ended December 31, 2019.  The Pollak relocation is substantially completed.

Activity, by segment, for the year ended December 31, 2019 related to the Pollak relocation consisted of the following (in thousands):
	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2018	$—	$—	$—	$—
Restructuring and integration costs:
Amounts provided for during 2019	2,199	—	—	2,199
Cash payments	(1,688)	—	—	(1,688)
Reclassification of inventory reserves	(511)	—	—	(511)
Exit activity liability at December 31, 2019	$—	$—	$—	$—

Wire and Cable Relocation

In connection with our acquisition of the North American automotive ignition wire business of General Cable Corporation in May 2016, we incurred certain integration expenses, including costs incurred in connection with the consolidation of the General Cable Corporation Altoona, Pennsylvania wire distribution center into our existing wire distribution center in Edwardsville, Kansas and the relocation of certain machinery and equipment.  In October 2016, we further announced our plan to relocate all production from the acquired Nogales, Mexico wire set assembly operation to our existing wire assembly facility in Reynosa, Mexico and to close the Nogales, Mexico plant.  As of December 31, 2018, the wire and cable relocation program has been completed.  All of our Nogales, Mexico production activities have been relocated to our Reynosa, Mexico assembly facility and our Nogales, Mexico plant was closed.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Activity, by segment, for the year ended December 31, 2018 related to our wire and cable relocation program consisted of the following (in thousands):

	Engine Management	Temperature Control	Other	Total
Exit activity liability at December 31, 2017	$392	$—	$—	$392
Restructuring and integration costs:
Amounts provided for during 2018	1,394	—	—	1,394
Non-cash usage, including asset write-downs	(169)	—	—	(169)
Cash payments	(1,644)	—	—	(1,644)
Foreign currency exchange rate changes	27	—	—	27
Exit activity liability at December 31, 2018	$—	$—	$—	$—

6. Sale of Receivables

We are party to several supply chain financing arrangements, in which we may sell certain of our customers’ trade accounts receivable to such customers’ financial institutions.  We sell our undivided interests in certain of these receivables at our discretion when we determine that the cost of these arrangements is less than the cost of servicing our receivables with existing debt.  Under the terms of the agreements, we retain no rights or interest, have no obligations with respect to the sold receivables, and do not service the receivables after the sale.  As such, these transactions are being accounted for as a sale.

Pursuant to these agreements, we sold $719 million and $720 million of receivables for the years ended December 31, 2019 and 2018, respectively, which was reflected as a reduction of accounts receivable in the consolidated balance sheet at the time of sale.  A charge in the amount of $22 million, $24.4 million and $22.6 million related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017, respectively.

To the extent that these arrangements are terminated, our financial condition, results of operations, cash flows and liquidity could be adversely affected by extended payment terms, delays or failures in collecting trade accounts receivables.  The utility of the supply chain financing arrangements also depends upon the LIBOR rate, as it is a component of the discount rate applicable to each arrangement.  If the LIBOR rate increases significantly, we may be negatively impacted as we may not be able to pass these added costs on to our customers, which could have a material and adverse effect upon our financial condition, results of operations and cash flows.

7. Inventories

	December 31, 2019	December 31, 2018
	(In thousands)

Finished goods	$241,472	$226,802
Work-in-process	11,138	10,527
Raw materials	115,611	112,482
Subtotal	368,221	349,811
Unreturned customer inventories	19,722	20,484
Total inventories	$387,943	$370,295

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Property, Plant and Equipment

	December 31,
	2019	2018
	(In thousands)
Land, buildings and improvements	$38,299	$40,126
Machinery and equipment	142,531	136,526
Tools, dies and auxiliary equipment	54,843	49,365
Furniture and fixtures	30,470	29,169
Leasehold improvements	11,711	11,386
Construction-in-progress	11,271	10,317
Total property, plant and equipment	289,125	276,889
Less accumulated depreciation	199,476	186,135
Total property, plant and equipment, net	$89,649	$90,754

Depreciation expense was $17.4 million in 2019, $16.1 million in 2018 and $15.4 million in 2017.

9. Goodwill and Other Intangible Assets

Goodwill

We assess the impairment of long‑lived and identifiable intangibles assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  With respect to goodwill, we test for impairment on an annual basis or in interim periods if an event occurs or circumstances change that may indicate the fair value of a reporting unit is below its carrying amount.  We completed our annual impairment test of goodwill as of December 31, 2019.

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

As of December 31, 2019, we performed a qualitative assessment of the likelihood of a goodwill impairment for both the Engine Management and Temperature Control reporting units.  Based upon our qualitative assessment, we determined that it was not more likely than not that the fair value of the each of the Engine Management and Temperature Control reporting units were less than their respective carrying amounts. As such, we concluded that the two-step impairment test would not be required, and that there would be no required goodwill impairment charge as of December 31, 2019 at each of the Engine Management and Temperature Control reporting units.  We did not have a goodwill impairment charge as of December 31, 2019, and we do not believe that future impairments are probable.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes in the carrying values of goodwill by operating segment during the years ended December 31, 2019 and 2018 are as follows (in thousands):

	Engine Management	Temperature Control	Total
Balance as of December 31, 2017:
Goodwill	$91,631	$14,270	$105,901
Accumulated impairment losses	(38,488)	—	(38,488)
	$53,143	$14,270	$67,413
Activity in 2018
Foreign currency exchange rate change	(92)	—	(92)
Balance as of December 31, 2018:
Goodwill	91,539	14,270	105,809
Accumulated impairment losses	(38,488)	—	(38,488)
	$53,051	$14,270	$67,321
Activity in 2019
Acquisition of Pollak Business of Stoneridge, Inc.	10,401	—	10,401
Foreign currency exchange rate change	80	—	80
Balance as of December 31, 2019:
Goodwill	102,020	14,270	116,290
Accumulated impairment losses	(38,488)	—	(38,488)
	$63,532	$14,270	$77,802

Acquired Intangible Assets

Acquired identifiable intangible assets as of December 31, 2019 and 2018 consist of:

	December 31,
	2019	2018
	(In thousands)
Customer relationships	$111,692	$87,195
Trademarks and trade names	6,980	6,800
Non-compete agreements	3,276	3,193
Patents	723	723
Supply agreements	800	800
Leaseholds	160	160
Total acquired intangible assets	123,631	98,871
Less accumulated amortization (1)	(59,431)	(51,391)
Net acquired intangible assets	$64,200	$47,480

(1)	Applies to all intangible assets, except for related trademarks and trade names totaling $5.2 million, which have indefinite useful lives and, as such, are not being amortized.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Total amortization expense for acquired intangible assets was $8 million for the year ended December 31, 2019, $7.6 million for the year ended December 31, 2018, and $8 million for the year ended December 31, 2017.  Based on the current estimated useful lives assigned to our intangible assets, amortization expense is estimated to be $8.2 million for 2020, $6.8 million in 2021, $5.2 million in 2022, $5 million in 2023 and $33.8 million in the aggregate for the years 2024 through 2034.

Other Intangible Assets

Other intangible assets include computer software.  Computer software as of December 31, 2019 and 2018 totaled $16.9 million and $17.2 million, respectively.  Total accumulated computer software amortization as of December 31, 2019 and 2018 was $16.2 million and $16.3 million, respectively.  Computer software is amortized over its estimated useful life of 3 to 10 years.  Amortization expense for computer software was $0.4 million, $0.4 million and $0.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. Fully amortized computer software, no longer in use, of $0.5 million was written-off during the year ended December 31, 2019.

10. Investments in Unconsolidated Affiliates

	December 31,
	2019	2018
	(In thousands)
Foshan GWOYNG SMP Vehicle Climate Control & Cooling Products Co. Ltd.	$18,099	$17,764
Foshan FGD SMP Automotive Compressor Co. Ltd	13,633	12,547
Jiangsu Che Yijia New Energy Technology Co., Ltd.	4,883	—
Orange Electronic Co. Ltd	2,243	2,158
Total	$38,858	$32,469

Investment in Jiangsu Che Yijia New Energy Technology Co., Ltd.

In August 2019, we acquired an approximate 29% minority interest in Jiangsu Che Yijia New Energy Technology Co., Ltd. (“CYJ”) for approximately $5.1 million.  Our investment in CYJ was funded through borrowings under our revolving credit facility with JPMorgan Chase, N.A.  CYJ is a manufacturer of air conditioning compressors for electric vehicles and is located in China.  Our minority interest in CYJ is accounted for using the equity method of accounting.  We did not make any purchases from CYJ from the date of acquisition through December 31, 2019.

Investment in Foshan FGD SMP Automotive Compressor Co. Ltd.

In November 2017, we formed a 50/50 joint venture with Foshan Guangdong Automotive Air Conditioning Co., Ltd. (“FGD”), a China-based manufacturer of air conditioning compressors for the automotive aftermarket and the Chinese OE market.  We acquired our 50% interest in the joint venture for approximately $12.5 million.  Payment for our acquired interest in the joint venture was made in installments with approximately $6.8 million paid in 2017 and the balance of $5.7 million paid in January 2018.  We determined that due to a lack of a voting majority, and other qualitative factors, we do not control the operations of the joint venture and accordingly, our investment in the joint venture is accounted for under the equity method of accounting.  During the years ended December 31, 2019 and 2018, we made purchases from FGD of approximately $12.8 million and $5.2 million, respectively.

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

In March 2018, we acquired an additional 15% equity interest in the joint venture for approximately $4.2 million, thereby increasing our equity interest in the joint venture to 65%.  The $4.2 million payment for our additional 15% investment was made in cash installments throughout 2018.  Although we have increased our equity interest in the joint venture to 65%, the minority shareholder will maintain participating rights that will allow it to participate in certain significant financial and operating decisions that occur in the ordinary course of business.  As a result of the existence of these substantive participating rights of the minority shareholder, we will continue to account for our investment in the joint venture under the equity method of accounting.  During the years ended December 31, 2019 and 2018, we made purchases from Gwo Yng of approximately $12.7 million and $14.9 million, respectively.

Investment in Orange Electronic Co. Ltd.

In January 2013, we acquired an approximate 25% minority interest in Orange Electronic Co., Ltd. (“Orange”) for $6.3 million.  Orange is a manufacturer of tire pressure monitoring system sensors and is located in Taiwan.  As of December 31, 2019, our minority interest in Orange of 19.4% is accounted for using the equity method of accounting as we have the ability to exercise significant influence.  During each of the fourth quarters of 2018 and 2017, after a review of the recent financial performance and near term prospects for Orange, we determined that the decline in quoted market prices below the carrying amount of our investment in Orange was other than temporary and, as such, recognized a noncash impairment charge of approximately $1.7 million and $1.8 million, respectively, in each quarter.  The impairment charge has been reported in our Engine Management Segment and is included in other non-operating income (expense), net in our consolidated statements of operations.  Purchases from Orange during the years ended December 31, 2019 and 2018 were approximately $3.5 million and $4.9 million, respectively.

11. Other Assets

	December 31,
	2019	2018
	(In thousands)
Deferred compensation	$17,519	$14,020
Deferred financing costs, net	656	876
Other	660	723
Total other assets, net	$18,835	$15,619

Deferred compensation consists of assets held in a nonqualified defined contribution pension plan as of December 31, 2019 and 2018, respectively.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	December 31,
	2019	2018
	(In thousands)
Revolving credit facilities	$52,460	$43,689
Other (1)	4,585	5,530
Total debt	$57,045	$49,219

Current maturities of debt	$56,916	$49,066
Long-term debt	129	153
Total debt	$57,045	$49,219

(1)
Other includes borrowings under our Polish overdraft facility of Zloty 16.7 million (approximately $4.4 million) and Zloty 19.9 million (approximately $5.3 million) as of December 31, 2019 and 2018, respectively.

Maturities of long-term debt are not material for the year ended December 31, 2019 and beyond.

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

Borrowings under the amended credit agreement are secured by substantially all of our assets, including accounts receivable, inventory and certain fixed assets, and those of certain of our subsidiaries.  Availability under the amended credit agreement is based on a formula of eligible accounts receivable, eligible drafts presented to the banks under our supply chain financing arrangements, eligible inventory, eligible equipment and eligible fixed assets.  After taking into account outstanding borrowings under the amended credit agreement, there was an additional $194.3 million available for us to borrow pursuant to the formula at December 31, 2019.  Outstanding borrowings under the credit agreement, which are classified as current liabilities, were $52.5 million and $43.7 million at December 31, 2019 and 2018, respectively; while letters of credit outstanding under the credit agreement were $3.1 million at both December 31, 2019 and 2018. Borrowings under the credit agreement have been classified as current liabilities based upon accounting rules and certain provisions in the agreement.

At December 31, 2019, the weighted average interest rate on our amended credit agreement was 3.5%, which consisted of $40 million in direct borrowings at 2.3% and an alternative base rate loan of $12.5 million at 5%.  At December 31, 2018, the weighted average interest rate on our amended credit agreement was 3.9%, which consisted of $40 million in direct borrowings at 3.4% and an alternative base rate loan of $3.7 million at 5.8%.  Our average daily alternative base rate loan balance was $1.7 million and $1.8 million during 2019 and 2018, respectively.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At any time that our borrowing availability is less than the greater of either (a) $25 million, or 10% of the commitments if fixed assets are not included in the borrowing base, or (b) $31.25 million, or 12.5% of the commitments if fixed assets are included in the borrowing base, the terms of the amended credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain a fixed charge coverage ratio of 1:1 at the end of each fiscal quarter (rolling four quarters).  As of December 31, 2019, we were not subject to these covenants.  The amended credit agreement permits us to pay cash dividends of $20 million and make stock repurchases of $20 million in any fiscal year subject to a minimum availability of $25 million.  Provided specific conditions are met, the amended credit agreement also permits acquisitions, permissible debt financing, capital expenditures, and cash dividend payments and stock repurchases of greater than $20 million.

Polish Overdraft Facility

Our Polish subsidiary, SMP Poland sp. z.o.o., has entered into an overdraft facility with HSBC France (Spolka Akcyjna) Oddzial w Polsce, formerly HSBC Bank Polska S.A., for Zloty 30 million (approximately $7.9 million).  The facility, as amended, expires in December 2020.  Borrowings under the overdraft facility will bear interest at a rate equal to WIBOR + 0.75% and are guaranteed by Standard Motor Products, Inc., the ultimate parent company.  At December 31, 2019 and 2018, borrowings under the overdraft facility were Zloty 16.7 million (approximately $4.4 million) and Zloty 19.9 million (approximately $5.3 million), respectively.

Deferred Financing Costs

We have deferred financing costs of approximately $0.9 million and $1.1 million as of December 31, 2019 and 2018, respectively.  Deferred financing costs as of December 31, 2019 are related to our revolving credit facility.  In connection with the amendment to our Credit Agreement with JPMorgan Chase Bank, N.A., as agent, entered into in December 2018, we incurred and capitalized approximately $0.5 million of deferred financing costs related to bank, legal, and other professional fees which are being amortized, along with the preexisting deferred financing costs, through 2023, the term of the amended agreement.

Scheduled amortization for future years, assuming no prepayments of principal is as follows:

(In thousands)
2020	$225
2021	225
2022	225
2023	206
Total amortization	$881

13. Stockholders’ Equity

We have authority to issue 500,000 shares of preferred stock, $20 par value, and our Board of Directors is vested with the authority to establish and designate any series of preferred, to fix the number of shares therein and the variations in relative rights as between each series.  In December 1995, our Board of Directors established a new series of preferred shares designated as Series A Participating Preferred Stock. The number of shares constituting the Series A Preferred Stock is 30,000.  The Series A Preferred Stock is designed to participate in dividends, ranks senior to our common stock as to dividends and liquidation rights and has voting rights.  Each share of the Series A Preferred Stock shall entitle the holder to one thousand votes on all matters submitted to a vote of the stockholders of the Company.  No such shares were outstanding at December 31, 2019 and 2018.

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

In May 2018, our Board of Directors authorized the purchase of up to an additional $20 million of our common stock under a new stock repurchase program.  Under this program, during the year ended December 31, 2018 and 2019, we repurchased 201,484 and 221,748 shares of our common stock, respectively, at a total cost of $9.3 million and $10.7 million, respectively, thereby completing the 2018 Board of Directors authorization.

14. Stock-Based Compensation Plans

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

We account for our stock-based compensation plans in accordance with the provisions of ASC 718, Stock Compensation, which requires that a company measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  The service period is the period of time that the grantee must provide services to us before the stock-based compensation is fully vested.  The grant-date fair value of the award is recognized as an expense on a straight-line basis over the requisite service periods in our consolidated statements of operations.  Forfeitures are estimated at the time of grant based on historical trends in order to estimate the amount of share-based awards that will ultimately vest.  We monitor actual forfeitures for any subsequent adjustment to forfeiture rates.

Stock-based compensation expense under our existing plans was $6.5 million ($4.9 million, net of tax), $7.4 million ($5.5 million, net of tax), and $7.1 million ($3.2 million, net of tax) for the years ended December 31, 2019, 2018 and 2017, respectively.

Restricted Stock and Performance Share Grants

We currently grant shares of restricted stock to eligible employees and our independent directors and performance-based stock to eligible employees.  Selected executives and other key personnel are granted performance awards whose vesting is contingent upon meeting various performance measures with a retention feature.  Performance-based shares are subject to a three year measuring period and the achievement of performance targets and, depending upon the achievement of such performance targets, they may become vested on the third anniversary of the date of grant.  Each period we evaluate the probability of achieving the applicable targets and we adjust our accrual accordingly.  Restricted shares granted to employees become fully vested upon the third anniversary of the date of grant; and for selected key executives certain additional restricted share grants vest 25% upon the attainment of age 60, 25% upon the attainment of age 63 and become fully vested upon the attainment of age 65.  Restricted shares granted to directors become fully vested upon the first anniversary of the date of grant.  Commencing with the 2015 grants, restricted and performance shares issued to certain key executives and directors are subject to a one or two year holding period upon the lapse of the vesting period.

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

Under the 2016 Omnibus Incentive Plan, 1,100,000 shares are authorized to be issued.  At December 31, 2019, under the plan, there were an aggregate of (a) 778,071 shares of restricted and performance-based stock grants issued, net of forfeitures, and (b) 321,929 shares of common stock available for future grants.  For the year ended December 31, 2019, 204,650 restricted and performance-based shares were granted (148,400 restricted shares and 56,250 performance-based shares).

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

As related to restricted and performance stock shares, we recorded compensation expense of $6.5 million ($4.9 million, net of tax), $7.4 million ($5.5 million, net of tax) and $7.1 million ($3.2 million, net of tax), for the years ended December 31, 2019, 2018 and 2017, respectively.  The unamortized compensation expense related to our restricted and performance-based shares was $15.9 million and $15.8 million at December 31, 2019 and 2018, respectively and is expected to be recognized over a weighted average period of 4.6 years and 0.3 years for employees and directors, respectively, as of December 31, 2019 and over a weighted average period of 4.3 years and 0.3 years for employees and directors, respectively, as of December 31, 2018.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our restricted and performance-based share activity was as follows for the years ended December 31, 2019 and 2018:

	Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2017	853,958	$33.25
Granted	198,004	39.36
Vested	(167,811)	39.90
Forfeited (1)	(14,110)	42.28
Balance at December 31, 2018	870,041	$34.59
Granted	204,650	42.05
Vested	(188,693)	38.08
Forfeited (1)	(33,458)	43.32
Balance at December 31, 2019	852,540	$35.26

(1)  Due to the lack of achievement of performance targets, performance-based shares forfeited in the years ended December 31, 2019 and 2018 were 20,508 shares and 2,085 shares, respectively.

The weighted-average grant date fair value of restricted and performance-based shares outstanding as of December 31, 2019, 2018 and 2017 was $30.1 million (or $35.26 per share), $30.1 million (or $34.59 per share), and $28.4 million (or $33.25 per share), respectively.

15. Employee Benefits

Defined Contribution Plans

We maintain various defined contribution plans, which include profit sharing and provide retirement benefits for substantially all of our employees. Matching obligations, in connection with the plans which are funded in cash and typically contributed to the plans in March of the following year, are as follows (in thousands):

U.S. Defined Contribution
Year ended December 31,
2019	$9,080
2018	8,928
2017	9,153

We maintain a defined contribution Supplemental Executive Retirement Plan for key employees.  Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees.  In March 2018, contributions of $0.6 million were made related to calendar year 2017.  In March 2019, contributions of $0.3 million were made related to calendar year 2018.  We have recorded an obligation of $0.3 million for 2019.

We also have an Employee Stock Ownership Plan and Trust (“ESOP”) for employees who are not covered by a collective bargaining agreement.  In connection therewith, we maintain an employee benefits trust to which we contribute shares of treasury stock.  We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under the plan. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released. The trustees will vote the shares in accordance with its fiduciary duties.  During 2019, we contributed to the trust an additional 49,100 shares from our treasury and released 49,100 shares from the trust leaving 200 shares remaining in the trust as of December 31, 2019.  The provision for expense in connection with the ESOP was approximately $2.5 million in 2019, $2.6 million in 2018 and $2.2 million in 2017.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Defined Benefit Pension Plan

We maintain a defined benefit unfunded Supplemental Executive Retirement Plan (“SERP”).  The SERP, as amended, is a defined benefit plan pursuant to which we will pay supplemental pension benefits to certain key employees upon the attainment of a contractual participant’s payment date based upon the employees’ years of service and compensation.  There was no benefit obligation outstanding related to the SERP as of December 31, 2019 and 2018. We recorded no expense related to the plan during the years ended December 31, 2019, 2018 and 2017.

Postretirement Medical Benefits

We provided, and continue to provide, certain medical and dental care benefits to eligible retired U.S. and Canadian employees.  The postretirement medical plans to eligible U.S. employees, other than to former union employees, and eligible Canadian employees terminated on December 31, 2016.  As related to the U.S. non-union employees, annually and through the year ended December 31, 2016, a fixed amount was credited into a Health Reimbursement account (“HRA”) to cover both medical and dental costs for all current and future eligible retirees.  Balances in the HRA accounts upon termination of the plan at December 31, 2016 remained available for use until December 31, 2018.  Any remaining balance at December 31, 2018 was forfeited.  Postretirement medical and dental benefits to the remaining eligible 16 former union employees in the U.S. will continue to be provided.  The postretirement medical and dental benefit obligation for the former union employees in the U.S. as of December 31, 2019, and the net periodic benefit cost for our postretirement benefit plans for the years ended December 31, 2019, 2018 and 2017 were not material.

16. Other Non-Operating Income (Expense), Net

The components of other non-operating income (expense), net are as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Interest and dividend income	$97	$80	$91
Equity income (loss) from joint ventures (1)	2,865	(768)	(602)
Gain (loss) on foreign exchange	(502)	(120)	950
Postretirement plan net periodic benefit credit (cost)	25	262	653
Other non-operating income, net	102	135	158
Total other non-operating income (expense), net	$2,587	$(411)	$1,250

(1)
Year ended December 31, 2018 and 2017 includes a noncash impairment charge of approximately $1.7 million and $1.8 million, respectively, related to our minority interest investment in Orange Electronic Co., Ltd.  (See Note 10, “Investments in Unconsolidated Affiliates” for additional information).

17. Fair Value Measurements

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. Income Taxes

The income tax provision (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current:
Domestic	$14,632	$26,821	$30,742
Foreign	3,019	3,180	3,139
Total current	17,651	30,001	33,881

Deferred:
Domestic	4,677	(10,132)	18,833
Foreign	417	108	98
Total deferred	5,094	(10,024)	18,931
Total income tax provision	$22,745	$19,977	$52,812

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

As related to the deemed repatriation of earnings of foreign subsidiaries, the Act includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries.  As a result, all previously unremitted earnings for which no U.S. deferred tax liability had been accrued are now subject to U.S. tax.  In accordance with the guidelines provided in the Act, as of December 31, 2017 we aggregated our estimated foreign earnings and profits, and utilized participating deductions and available foreign tax credits.  The gross repatriation tax was $2.3 million, which was offset by $0.9 million of foreign tax credits for a net repatriation tax charge of $1.4 million.  During 2018, we refined and updated our calculation of the gross repatriation tax to $2.7 million, which was paid to the U.S. Treasury.  The difference in the refined and updated repatriation tax and what was previously recorded in the fourth quarter of 2017 was reflected in the 2018 tax provision.  Notwithstanding the U.S. taxation of these amounts, we intend to continue to invest most or all of these earnings indefinitely outside of the U.S., and do not expect to incur any significant additional taxes related to such amounts.

Reconciliations between taxes at the U.S. Federal income tax rate and taxes at our effective income tax rate on earnings from continuing operations before income taxes are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017

U.S. Federal income tax rate of 21% in 2019 and 2018, and 35% in 2017	$19,277	$16,135	$33,755
Increase (decrease) in tax rate resulting from:
State and local income taxes, net of federal income tax benefit	3,328	2,781	3,138
Income tax (tax benefits) attributable to foreign income	191	1,598	(149)
Other non-deductible items, net	(409)	(559)	(1,319)
Impact of Tax Cuts and Jobs Act	—	—	17,515
Change in valuation allowance	358	22	(128)
Provision for income taxes	$22,745	$19,977	$52,812

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a summary of the components of the net deferred tax assets and liabilities recognized in the accompanying consolidated balance sheets (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Inventories	$12,077	$12,798
Allowance for customer returns	11,969	16,836
Postretirement benefits	50	58
Allowance for doubtful accounts	1,262	1,371
Accrued salaries and benefits	9,826	9,147
Tax credit carryforwards	609	272
Accrued asbestos liabilities	13,132	11,872
Other	148	127
	49,073	52,481
Valuation allowance	(757)	(399)
Total deferred tax assets	48,316	52,082
Deferred tax liabilities:
Depreciation	7,706	7,755
Other	3,338	1,993
Total deferred tax liabilities	11,044	9,748

Net deferred tax assets	$37,272	$42,334

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

The valuation allowance of $0.8 million as of December 31, 2019 is intended to provide for uncertainty regarding the ultimate realization of our U.S. foreign tax credit carryovers and foreign net operating loss carryovers.  Based on these considerations, we believe it is more likely than not that we would realize the benefit of the net deferred tax asset of $37.3 million as of December 31, 2019, which is net of the remaining valuation allowance.

At December 31, 2019, we have foreign tax credit carryforwards of approximately $0.6 million that will expire in varying amounts by 2028.
In accordance with generally accepted accounting practices, we recognize in our financial statements only those tax positions that meet the more-likely-than-not recognition threshold.  We establish tax reserves for uncertain tax positions that do not meet this threshold.  During the years ended December 31, 2019, 2018 and 2017, we did not establish a liability for uncertain tax positions.

We are subject to taxation in the U.S. and various state, local and foreign jurisdictions.  As of December 31, 2019, the Company is no longer subject to U.S. Federal tax examinations for years before 2016.  We remain subject to examination by state and local tax authorities for tax years 2015 through 2018.  Foreign jurisdictions have statutes of limitations generally ranging from 2 to 6 years.  Years still open to examination by foreign tax authorities in major jurisdictions include Canada (2015 onward), Hong Kong (2014 onward), Mexico (2015 onward) and Poland (2014 onward).  We do not presently anticipate that our unrecognized tax benefits will significantly increase or decrease over the next 12 months; however, actual developments in this area could differ from those currently expected.

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

	Year Ended December 31,
	2019	2018	2017
Basic Net Earnings Per Common Share:
Earnings from continuing operations	$69,051	$56,854	$43,630
Loss from discontinued operations	(11,134)	(13,851)	(5,654)
Net earnings available to common stockholders	$57,917	$43,003	$37,976

Weighted average common shares outstanding	22,378	22,456	22,726

Earnings from continuing operations per common share	$3.09	$2.53	$1.92
Loss from discontinued operations per common share	(0.50)	(0.62)	(0.25)
Basic net earnings per common share	$2.59	$1.91	$1.67

Diluted Net Earnings Per Common Share:
Earnings from continuing operations	$69,051	$56,854	$43,630
Loss from discontinued operations	(11,134)	(13,851)	(5,654)
Net earnings available to common stockholders	$57,917	$43,003	$37,976

Weighted average common shares outstanding	22,378	22,456	22,726
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock and performance-based stock	440	476	472
Weighted average common shares outstanding – Diluted	22,818	22,932	23,198

Earnings from continuing operations per common share	$3.03	$2.48	$1.88
Loss from discontinued operations per common share	(0.49)	(0.60)	(0.24)
Diluted net earnings per common share	$2.54	$1.88	$1.64

The shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):

	2019	2018	2017
Restricted and performance shares	255	249	248

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

The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1).  The following tables contain financial information for each reportable segment (in thousands):

	Year Ended December 31,
	2019	2018	2017 (b)
Net sales (a):
Engine Management	$849,161	$803,487	$829,413
Temperature Control	278,355	278,456	279,127
Other	10,397	10,108	7,603
Total net sales	$1,137,913	$1,092,051	$1,116,143

Intersegment sales (a):
Engine Management	$19,569	$23,367	$24,995
Temperature Control	6,545	8,160	7,334
Other	(26,114)	(31,527)	(32,329)
Total intersegment sales	$—	$—	$—

Depreciation and Amortization:
Engine Management	$19,463	$17,858	$17,981
Temperature Control	4,568	4,704	4,373
Other	1,778	1,542	1,562
Total depreciation and amortization	$25,809	$24,104	$23,916

Operating income (loss):
Engine Management	$103,808	$84,844	$97,403
Temperature Control	13,667	14,586	19,609
Other	(22,980)	(18,162)	(19,491)
Total operating income	$94,495	$81,268	$97,521

Investment in unconsolidated affiliates:
Engine Management	$2,243	$2,158	$4,162
Temperature Control	36,615	30,311	27,022
Other	—	—	—
Total investment in unconsolidated affiliates	$38,858	$32,469	$31,184

Capital expenditures:
Engine Management	$12,593	$11,435	$17,750
Temperature Control	2,273	7,245	5,151
Other	1,319	1,461	1,541
Total capital expenditures	$16,185	$20,141	$24,442

Total assets:
Engine Management	$601,637	$553,480	$527,200
Temperature Control	218,783	205,039	177,006
Other	92,310	84,613	83,361
Total assets	$912,730	$843,132	$787,567

(a)	Segment net sales include intersegment sales in our Engine Management and Temperature Control segments.

(b)
Net sales and intersegment sales for 2017 have not been restated and are reported under accounting standards in effect in the period presented, as we adopted ASU 2014-09, Revenue from Contracts with Customers, on January 1, 2018 using the modified retrospective method.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other consists of the elimination of intersegment sales from our Engine Management and Temperature Control segments, as well as items pertaining to our Canadian business unit that does not meet the criteria of a reportable operating segment and our corporate headquarters function.

Reconciliation of segment operating income to net earnings:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Operating income	$94,495	$81,268	$97,521
Other non-operating income (expense), net	2,587	(411)	1,250
Interest expense	5,286	4,026	2,329
Earnings from continuing operations before taxes	91,796	76,831	96,442
Income tax expense	22,745	19,977	52,812
Earnings from continuing operations	69,051	56,854	43,630
Discontinued operations, net of tax	(11,134)	(13,851)	(5,654)
Net earnings	$57,917	$43,003	$37,976

	Year Ended December 31,
	2019	2018	2017 (b)
Revenues (a):	(In thousands)
United States	$1,023,903	$976,030	$1,001,003
Canada	50,158	57,460	52,005
Mexico	20,035	20,214	24,521
Europe	13,875	13,684	14,088
Other foreign	29,942	24,663	24,526
Total revenues	$1,137,913	$1,092,051	$1,116,143

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31,
	2019	2018	2017
Long-lived assets (c):	(In thousands)
United States	$253,384	$198,494	$202,875
Canada	4,659	2,718	2,017
Mexico	12,036	4,012	4,449
Europe	17,004	16,880	18,530
Other foreign	38,942	32,470	31,185
Total long-lived assets	$326,025	$254,574	$259,056

(a)	Revenues are attributed to countries based upon the location of the customer.

(b)
Revenues for 2017 have not been restated and are reported under accounting standards in effect in the period presented, as we adopted ASU 2014-09, Revenue from Contracts with Customers, on January 1, 2018 using the modified retrospective method.

(c)	Long-lived assets are attributed to countries based upon the location of the assets.

Our five largest individual customers accounted for approximately 69% of our consolidated net sales in 2019, and approximately 70% of our consolidated net sales in 2018 and 2017. During 2019, O’Reilly, Advance, NAPA, and AutoZone accounted for 22%, 16%, 15% and 11% of our consolidated net sales, respectively.  Net sales from each of the customers were reported in both our Engine Management and Temperature Control Segments.

For the disaggregation of our net sales from contracts with customers by geographic area, major product group and major sales channels for each of our segments, see Note 21, “Net Sales.”

21. Net Sales

Disaggregation of Net Sales

We disaggregate our net sales from contracts with customers by geographic area, major product group, and major sales channels for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our net sales are affected by economic factors.  The following tables provide disaggregation of net sales information for the years ended December 31, 2019, 2018 and 2017 (in thousands):

Year Ended December 31, 2019 (a)	Engine Management	Temperature Control	Other (c)	Total
Geographic Area:
United States	$760,134	$263,769	$—	$1,023,903
Canada	27,439	12,322	10,397	50,158
Mexico	19,330	705	—	20,035
Europe	13,341	534	—	13,875
Other foreign	28,917	1,025	—	29,942
Total	$849,161	$278,355	$10,397	$1,137,913
Major Product Group:
Ignition, emission control, fuel and safety related system products	$705,994	$—	$6,381	$712,375
Wire and cable	143,167	—	477	143,644
Compressors	—	160,485	1,338	161,823
Other climate control parts	—	117,870	2,201	120,071
Total	$849,161	$278,355	$10,397	$1,137,913
Major Sales Channel:
Aftermarket	$702,872	$248,420	$10,397	$961,689
OE/OES	124,665	27,915	—	152,580
Export	21,624	2,020	—	23,644
Total	$849,161	$278,355	$10,397	$1,137,913

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Year Ended December 31, 2018 (a)	Engine Management	Temperature Control	Other (c)	Total
Geographic Area:
United States	$714,402	$261,628	$—	$976,030
Canada	33,475	13,877	10,108	57,460
Mexico	19,397	817	—	20,214
Europe	13,054	630	—	13,684
Other foreign	23,159	1,504	—	24,663
Total	$803,487	$278,456	$10,108	$1,092,051
Major Product Group:
Ignition, emission control, fuel and safety related system products	$648,270	$—	$5,829	$654,099
Wire and cable	155,217	—	454	155,671
Compressors	—	148,416	1,853	150,269
Other climate control parts	—	130,040	1,972	132,012
Total	$803,487	$278,456	$10,108	$1,092,051
Major Sales Channel:
Aftermarket	$684,242	$246,112	$10,108	$940,462
OE/OES	97,205	30,275	—	127,480
Export	22,040	2,069	—	24,109
Total	$803,487	$278,456	$10,108	$1,092,051

Year Ended December 31, 2017 (a)(b)	Engine Management	Temperature Control	Other (c)	Total
Geographic Area:
United States	$737,108	$263,895	$—	$1,001,003
Canada	32,197	12,205	7,603	52,005
Mexico	23,683	838	—	24,521
Europe	13,342	746	—	14,088
Other foreign	23,083	1,443	—	24,526
Total	$829,413	$279,127	$7,603	$1,116,143
Major Product Group:
Ignition, emission control, fuel and safety related system products	$657,287	$—	$4,403	$661,690
Wire and cable	172,126	—	650	172,776
Compressors	—	148,377	1,233	149,610
Other climate control parts	—	130,750	1,317	132,067
Total	$829,413	$279,127	$7,603	$1,116,143
Major Sales Channel:
Aftermarket	$701,308	$246,097	$7,603	$955,008
OE/OES	106,173	30,268	—	136,441
Export	21,932	2,762	—	24,694
Total	$829,413	$279,127	$7,603	$1,116,143

(a)	Segment net sales include intersegment sales in our Engine Management and Temperature Control segments.

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

22. Commitments and Contingencies

Total rent expense for the three years ended December 31, 2019 was as follows (in thousands):

	Total	Real Estate	Other
2019 (1)	$11,382	$7,909	$3,473
2018	12,605	9,272	3,333
2017	11,954	8,983	2,971

(1)
Includes expenses of approximately $2.4 million related to non-lease components such as maintenance, property taxes, etc., and operating lease expense for leases with an initial term of 12 months or less, which is not material.

For our operating lease minimal rental payments that we are obligated to make, see Note 2, “Leases.”

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Warranties

We generally warrant our products against certain manufacturing and other defects.  These product warranties are provided for specific periods of time depending on the nature of the product.  As of December 31, 2019 and 2018, we have accrued $22.4 million and $19.6 million, respectively, for estimated product warranty claims included in accrued customer returns.  The accrued product warranty costs are based primarily on historical experience of actual warranty claims.  Warranty expense for each of the years 2019, 2018 and 2017 were $99.3 million, $85.9 million and $94.4 million, respectively.

The following table provides the changes in our product warranties:

	December 31,
	2019	2018
	(In thousands)
Balance, beginning of period	$19,636	$20,929
Liabilities accrued for current year sales	99,304	85,850
Settlements of warranty claims	(96,495)	(87,143)
Balance, end of period	$22,445	$19,636

Letters of Credit

At December 31, 2019, we had outstanding letters of credit with certain vendors aggregating approximately $3.1 million.  These letters of credit are being maintained as security for reimbursements to insurance companies and as security to the landlord of our administrative offices in Long Island City, New York.  The contract amount of the letters of credit is a reasonable estimate of their value as the value for each is fixed over the life of the commitment.

Change of Control Arrangements

We have a change in control arrangement with one key officer. In the event of a change of control (as defined in the agreement), the executive will receive severance payments and certain other benefits as provided in his agreement.

Asbestos

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying statement of operations.  When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001, and the amounts paid for settlements, awards of asbestos-related damages, and defense of such claims.  At December 31, 2019, approximately 1,550 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through December 31, 2019, the amounts paid for settled claims are approximately $30.9 million.  We do not have insurance coverage for the indemnity and defense costs associated with the claims we face.

In evaluating our potential asbestos-related liability, we have considered various factors including, among other things, an actuarial study of the asbestos related liabilities performed by an independent actuarial firm, our settlement amounts and whether there are any co-defendants, the jurisdiction in which lawsuits are filed, and the status and results of such claims.  As is our accounting policy, we consider the advice of actuarial consultants with experience in assessing asbestos-related liabilities to estimate our potential claim liability; and perform an actuarial evaluation in the third quarter of each year and whenever events or changes in circumstances indicate that additional provisions may be necessary.  The methodology used to project asbestos-related liabilities and costs in our actuarial study considered: (1) historical data available from publicly available studies; (2) an analysis of our recent claims history to estimate likely filing rates into the future; (3) an analysis of our currently pending claims; and (4) an analysis of our settlements to date in order to develop average settlement values.  Based on the information contained in the actuarial study and all other available information considered by us, we have concluded that no amount within the range of settlement payments and awards of asbestos-related damages was more likely than any other and, therefore, in assessing our asbestos liability we compare the low end of the range to our recorded liability to determine if an adjustment is required.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As related to our potential asbestos-related liability, in 2018, we were a defendant in an asbestos liability case in California, in which we were found liable for $7.6 million in compensatory damages.  We are pursuing all rights of appeal of this case. During the fourth quarter of 2018, our actuarial firm revised the results of its August 31, 2018 study.  Based upon the results of the revised actuarial study, in December 2018, we increased our asbestos liability to $46.7 million and recorded an incremental pre-tax provision of $10.1 million in earnings (loss) from discontinued operations.

In accordance with our policy to perform an annual actuarial evaluation in the third quarter of each year, an updated actuarial study was performed as of August 31, 2019.  The results of the August 31, 2019 study included an estimate of our undiscounted liability for settlement payments and awards of asbestos-related damages, excluding legal costs and any potential recovery from insurance carriers, ranging from $52 million to $90.6 million for the period through 2064.  The change from the revised prior year study, which was performed in the fourth quarter of 2018, was a $5.3 million increase for the low end of the range and a $6.7 million increase for the high end of the range.  The increase in the estimated undiscounted liability from the revised prior year study at both the low end and high end of the range reflects our actual experience, our historical data and certain assumptions with respect to events that may occur in the future.  Based upon the results of the August 31, 2019 actuarial study, we increased our asbestos liability to $52 million, the low end of the range, and recorded an incremental pre-tax provision of $9.7 million in earnings (loss) from discontinued operations in the accompanying statement of operations.  Future legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operations in the accompanying statement of operations, are estimated, according to the updated study, to range from $50.6 million to $85.2 million for the period through 2064. Total operating cash outflows related to discontinued operations, which include settlements and legal costs, were $8.8 million, $5.7 million and $5.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Index
23. Quarterly Financial Data (Unaudited)

	2019 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31
	(In thousands, except per share amounts)
Net sales	$241,252	$307,723	$305,172	$283,766
Gross profit	72,844	92,088	88,905	77,963
Earnings from continuing operations	12,738	22,654	20,555	13,104
Loss from discontinued operations, net of taxes	(1,220)	(7,903)	(1,123)	(888)
Net earnings	$11,518	$14,751	$19,432	$12,216
Net earnings from continuing operations per common share:
Basic	$0.57	$1.01	$0.92	$0.58
Diluted	$0.56	$1.00	$0.90	$0.57
Net earnings per common share:
Basic	$0.51	$0.66	$0.87	$0.54
Diluted	$0.50	$0.65	$0.85	$0.53

	2018 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31
	(In thousands, except per share amounts)
Net sales	$246,970	$296,619	$286,636	$261,826
Gross profit	71,603	87,306	81,289	72,589
Earnings from continuing operations	12,157	19,273	16,827	8,597
Loss from discontinued operations, net of taxes	(8,837)	(3,524)	(882)	(608)
Net earnings	$3,320	$15,749	$15,945	$7,989
Net earnings from continuing operations per common share:
Basic	$0.54	$0.86	$0.75	$0.38
Diluted	$0.53	$0.84	$0.73	$0.37
Net earnings per common share:
Basic	$0.15	$0.70	$0.71	$0.36
Diluted	$0.14	$0.69	$0.69	$0.35

Index

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, as part of this Report we have furnished a report regarding our internal control over financial reporting as of December 31, 2019. The report is under the caption “Management’s Report on Internal Control Over Financial Reporting” in “Item 8. Financial Statements and Supplementary Data,” which report is included herein.

(c)	Attestation Report of Independent Registered Public Accounting Firm.

KPMG LLP, our independent registered public accounting firm, has issued an opinion as to the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. The opinion is under the caption “Report of Independent Registered Public Accounting Firm−Internal Control Over Financial Reporting” in “Item 8. Financial Statements and Supplementary Data” for this attestation report, which is included herein.

(d)	Changes in Internal Control Over Financial Reporting.

During the quarter ended December 31, 2019 and subsequent to that date, we have not made changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this Item is incorporated herein by reference to the information in our Definitive Proxy Statement to be filed with the SEC in connection with our 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”) set forth under the captions “Proposal No. 1 - Election of Directors,”  “Management Information,” and “Corporate Governance.”

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

The information required by this Item is incorporated herein by reference to the information in our 2020 Proxy Statement set forth under captions “Corporate Governance,” “Compensation Discussion & Analysis,” “Executive Compensation and Related Information” and “Report of the Compensation and Management Development Committee.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information in our 2020 Proxy Statement set forth under the captions “Executive Compensation and Related Information” and “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the information in our 2020 Proxy Statement set forth under the captions “Corporate Governance” and “Executive Compensation and Related Information.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information in our 2020 Proxy Statement set forth under the captions “Audit and Non-Audit Fees.”

Index
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	The Index to Consolidated Financial Statements of the Registrant under Item 8 of this Report is incorporated herein by reference as the list of Financial Statements required as part of this Report.

	(2)	The following financial schedule and related report for the years 2019, 2018 and 2017 is submitted herewith:

		Schedule II - Valuation and Qualifying Accounts

		All other schedules are omitted because they are not required, not applicable or the information is included in the financial statements or notes thereto.

	(3)	Exhibits.

		The exhibit list in the Exhibit Index is incorporated by reference as the list of exhibits required as part of this Report.

ITEM 16.	FORM 10-K SUMMARY

None.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number

3.1	Restated By-Laws, dated as of May 23, 1996 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2019).

3.2	Restated Certificate of Incorporation, filed as of August 1, 1990 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2019).

3.3
Certificate of Amendment of the Certificate of Incorporation, filed as of February 27, 1996 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2019).

10.1
Amended and Restated Employee Stock Ownership Plan and Trust of Standard Motor Products, Inc., dated as of January 1, 2015 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2015).

10.2
2006 Omnibus Incentive Plan of Standard Motor Products, Inc., as amended (incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-174330), filed as of May 19, 2011).

10.3	Supplemental Compensation Plan, effective as of October 1, 2001 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.4
Severance Compensation Agreement, dated as of December 12, 2001, between Standard Motor Products, Inc. and James Burke (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.5
Amendment to the Standard Motor Products, Inc. Supplemental Compensation Plan, effective as of December 1, 2006 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.6
Purchase and Sale Agreement, dated as of December 21, 2007, between Standard Motors Products, Inc. and EXII Northern Boulevard Acquisition LLC (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.7
Lease Agreement, dated as of March 12, 2008, between Standard Motors Products, Inc. and 37-18 Northern Boulevard LLC (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.8
Amendment to Severance Compensation Agreement, dated as of December 15, 2008, between Standard Motor Products, Inc. and James Burke (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number

10.9	Amended and Restated Supplemental Executive Retirement Plan, dated as of December 31, 2010 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.10
Amendment to Severance Compensation Agreement, dated as of March 8, 2011, between Standard Motor Products, Inc. and James Burke (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.11
Credit Agreement, dated as of October 28, 2015, among Standard Motor Products, Inc., as borrower and the other loan parties thereto, and JPMorgan Chase Bank, N.A., as agent and lender, J.P. Morgan Securities LLC, as sole bookrunner and joint lead arranger, Bank of America, N.A. and Wells Fargo Bank, National Association, as co-syndication agents and joint lead arrangers, and the other lenders thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed as of October 30, 2015).

10.12
Standard Motor Products, Inc. 2016 Omnibus Incentive Plan and forms of related award agreements (incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-211461) filed as of May 19, 2016).

10.13
First Amendment to Credit Agreement, dated as of December 10, 2018, among Standard Motor Products, Inc. and SMP Motor Products Ltd., as borrowers, JPMorgan Chase Bank, N.A., as agent and lender, and the other lenders thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed as of December 13, 2018).

10.14
Consulting Agreement, dated as of April 1, 2018, between Standard Motor Products, Inc. and John P. Gethin (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed as of May 4, 2018).

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

STANDARD MOTOR PRODUCTS, INC.
(Registrant)

/s/ Eric P. Sills
Eric P. Sills
Chief Executive Officer and President

/s/ James J. Burke
James J. Burke
Chief Operating Officer

/s/ Nathan R. Iles
Nathan R. Iles
Chief Financial Officer

New York, New York
February 20, 2020

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eric P. Sills, James J. Burke and Nathan R. Iles, jointly and severally, as his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

February 20, 2020	/s/ Eric P. Sills
Eric P. Sills
Chief Executive Officer and President
(Principal Executive Officer)

February 20, 2020	/s/ James J. Burke
James J. Burke
Chief Operating Officer

February 20, 2020	/s/ Nathan R. Iles
Nathan R. Iles
Chief Financial Officer
(Principal Financial and Accounting Officer)

Index

February 20, 2020	/s/ Lawrence I. Sills
Lawrence I. Sills, Director

February 20, 2020	/s/ John P. Gethin
John P. Gethin, Director

February 20, 2020	/s/ Pamela Forbes Lieberman
Pamela Forbes Lieberman, Director

February 20, 2020	/s/ Patrick S. McClymont
Patrick S. McClymont, Director

February 20, 2020	/s/ Joseph W. McDonnell
Joseph W. McDonnell, Director

February 20, 2020	/s/ Alisa C. Norris
Alisa C. Norris, Director

February 20, 2020	/s/ William H. Turner
William H. Turner, Director

February 20, 2020	/s/ Richard S. Ward
Richard S. Ward, Director

February 20, 2020	/s/ Roger M. Widmann
Roger M. Widmann, Director

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

Schedule II ‑ Valuation and Qualifying Accounts

Years ended December 31, 2019, 2018 and 2017

		Additions

Description	Balance at beginning of year	Charged to costs and expenses	Other		Deductions	Balance at end of year

Year ended December 31, 2019:
Allowance for doubtful accounts	$4,488,000	$(295,000)	$—		$(51,000)	$4,244,000
Allowance for discounts	1,199,000	10,660,000	—		10,891,000	968,000
	$5,687,000	$10,365,000	$—		$10,840,000	$5,212,000

Allowance for sales returns	$57,433,000	$136,777,000	$—		$150,094,000	$44,116,000

Year ended December 31, 2018:
Allowance for doubtful accounts	$3,824,000	$325,000	$—		$(339,000)	$4,488,000
Allowance for discounts	1,143,000	10,359,000	—		10,303,000	1,199,000
	$4,967,000	$10,684,000	$—		$9,964,000	$5,687,000

Allowance for sales returns	$35,916,000	$132,390,000	$6,670,000	(1)	$117,543,000	$57,433,000

Year ended December 31, 2017:
Allowance for doubtful accounts	$3,353,000	$970,000	$—		$499,000	$3,824,000
Allowance for discounts	1,072,000	10,664,000	—		10,593,000	1,143,000
	$4,425,000	$11,634,000	$—		$11,092,000	$4,967,000

Allowance for sales returns	$40,176,000	$137,416,000	$—		$141,676,000	$35,916,000

(1)
The other addition to the allowance for sales returns represents the cumulative effect of the changes made to our consolidated balance sheet as of January 1, 2018 for the adoption of ASU 2014-09, Revenue from Contracts with Customers.