Form 10-Q
period 2020-03-31
STANDARD MOTOR PRODUCTS, INC.
filed 2020-04-30
CIK 93389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2020

or

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
Yes ☐     No ☑

As of the close of business on April 27, 2020, there were 22,313,194 outstanding shares of the registrant’s Common Stock, par value $2.00 per share.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

Index

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)	Three Months Ended March 31,
	2020	2019
	(Unaudited)

Net sales	$254,302	$283,766
Cost of sales	183,907	205,803
Gross profit	70,395	77,963
Selling, general and administrative expenses	55,873	60,000
Restructuring and integration expenses	205	—
Other income (expense), net	6	(6)
Operating income	14,323	17,957
Other non-operating income (expense), net	(524)	646
Interest expense	873	1,089
Earnings from continuing operations before taxes	12,926	17,514
Provision for income taxes	3,305	4,410
Earnings from continuing operations	9,621	13,104
Loss from discontinued operations, net of income taxes	(994)	(888)
Net earnings	$8,627	$12,216

Per Share Data:
Net earnings per common share – Basic:
Earnings from continuing operations	$0.43	$0.58
Discontinued operations	(0.05)	(0.04)
Net earnings per common share – Basic	$0.38	$0.54

Net earnings per common share – Diluted:
Earnings from continuing operations	$0.42	$0.57
Discontinued operations	(0.04)	(0.04)
Net earnings per common share – Diluted	$0.38	$0.53

Dividend declared per share	$0.25	$0.23

Average number of common shares	22,438,087	22,421,795
Average number of common shares and dilutive common shares	22,868,975	22,905,364

See accompanying notes to consolidated financial statements (unaudited).

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended, March 31,
(In thousands)	2020	2019
	(Unaudited)

Net earnings	$8,627	$12,216
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(6,301)	695
Pension and postretirement plans	(4)	(5)
Total other comprehensive income, net of tax	(6,305)	690
Comprehensive income	$2,322	$12,906

See accompanying notes to consolidated financial statements (unaudited).

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,268	$10,372
Accounts receivable, less allowances for discounts and doubtful accounts of $5,647 and $5,212 for 2020 and 2019, respectively	165,685	135,516
Inventories	370,935	368,221
Unreturned customer inventories	19,379	19,722
Prepaid expenses and other current assets	15,422	15,602
Total current assets	584,689	549,433

Property, plant and equipment, net of accumulated depreciation of $200,960 and $199,476 for 2020 and 2019, respectively	88,573	89,649
Operating lease right-of-use assets	34,292	36,020
Goodwill	77,588	77,802
Other intangibles, net	62,482	64,861
Deferred income taxes	36,631	37,272
Investments in unconsolidated affiliates	38,572	38,858
Other assets	17,884	18,835
Total assets	$940,711	$912,730

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable	$105,000	$52,460
Current portion of other debt	4,595	4,456
Accounts payable	81,266	92,535
Sundry payables and accrued expenses	31,702	38,819
Accrued customer returns	52,389	44,116
Accrued core liability	21,424	24,357
Accrued rebates	33,466	26,072
Payroll and commissions	18,365	26,649
Total current liabilities	348,207	309,464

Long-term debt	111	129
Noncurrent operating lease liabilities	26,841	28,376
Other accrued liabilities	19,987	20,837
Accrued asbestos liabilities	48,952	49,696
Total liabilities	444,098	408,502
Commitments and contingencies

Stockholders’ equity:
Common stock – par value $2.00 per share:
Authorized – 30,000,000 shares; issued 23,936,036 shares	47,872	47,872
Capital in excess of par value	104,245	102,742
Retained earnings	420,449	417,437
Accumulated other comprehensive income	(14,894)	(8,589)
Treasury stock – at cost (1,622,842 shares and 1,477,594 shares in 2020 and 2019, respectively)	(61,059)	(55,234)
Total stockholders’ equity	496,613	504,228
Total liabilities and stockholders’ equity	$940,711	$912,730

See accompanying notes to consolidated financial statements (unaudited).

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Three Months Ended March 31,
	2020	2019
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$8,627	$12,216
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	6,539	6,178
Amortization of deferred financing cost	57	56
Increase to allowance for doubtful accounts	299	920
Increase to inventory reserves	1,403	357
Equity income from joint ventures	(6)	(661)
Employee stock ownership plan allocation	575	630
Stock-based compensation	2,103	1,900
Decrease in deferred income taxes	609	1,213
Loss on discontinued operations, net of tax	994	888
Change in assets and liabilities:
Increase in accounts receivable	(32,681)	(22,252)
Increase in inventories	(5,339)	(14,656)
(Increase) decrease in prepaid expenses and other current assets	1,303	(282)
Increase (decrease) in accounts payable	(11,883)	1,181
Decrease in sundry payables and accrued expenses	(2,684)	(12,911)
Net changes in other assets and liabilities	(2,705)	(1,503)
Net cash used in operating activities	(32,789)	(26,726)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of Grapevine, Texas facility	—	4,801
Capital expenditures	(4,422)	(3,084)
Other investing activities	6	29
Net cash provided by (used in) investing activities	(4,416)	1,746

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line-of-credit agreements	52,540	35,029
Net borrowings (payments) of other debt and capital lease obligations	528	(271)
Purchase of treasury stock	(8,726)	(5,835)
Increase in overdraft balances	1,248	1,409
Dividends paid	(5,615)	(5,159)
Net cash provided by financing activities	39,975	25,173
Effect of exchange rate changes on cash	126	415
Net increase in cash and cash equivalents	2,896	608
CASH AND CASH EQUIVALENTS at beginning of period	10,372	11,138
CASH AND CASH EQUIVALENTS at end of period	$13,268	$11,746

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$811	$974
Income taxes	$937	$2,156

See accompanying notes to consolidated financial statements (unaudited).

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2020
(Unaudited)
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
(In thousands)
Balance at December 31, 2019	$47,872	$102,742	$417,437	$(8,589)	$(55,234)	$504,228
Net earnings	—	—	8,627	—	—	8,627
Other comprehensive income, net of tax	—	—	—	(6,305)	—	(6,305)
Cash dividends paid	—	—	(5,615)	—	—	(5,615)
Purchase of treasury stock	—	—	—	—	(8,726)	(8,726)
Stock-based compensation	—	873	—	—	1,230	2,103
Employee Stock Ownership Plan	—	630	—	—	1,671	2,301

Balance at March 31, 2020	$47,872	$104,245	$420,449	$(14,894)	$(61,059)	$496,613

Three Months Ended March 31, 2019
(Unaudited)
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
(In thousands)
Balance at December 31, 2018	$47,872	$102,470	$380,113	$(9,594)	$(53,660)	$467,201
Net earnings	—	—	12,216	—	—	12,216
Other comprehensive income, net of tax	—	—	—	690	—	690
Cash dividends paid	—	—	(5,159)	—	—	(5,159)
Purchase of treasury stock	—	—	—	—	(6,327)	(6,327)
Stock-based compensation	—	1,252	—	—	648	1,900
Employee Stock Ownership Plan	—	745	—	—	1,774	2,519

Balance at March 31, 2019	$47,872	$104,467	$387,170	$(8,904)	$(57,565)	$473,040

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

The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.  The consolidated financial statements include our accounts and all domestic and international companies in which we have more than a 50% equity ownership, except in instances where the minority shareholder maintains substantive participating rights, in which case we follow the equity method of accounting.  Investments in unconsolidated affiliates are accounted for on the equity method, as we do not have a controlling financial interest but have the ability to exercise significant influence.  All significant inter-company items have been eliminated.

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

There have been no material changes to our critical accounting policies and estimates from the information provided in Note 1 of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
Recently Issued Accounting Pronouncements

Standards that were adopted

Standard	Description	Date of adoption	Effects on the financial statements or other significant matters

ASU 2017-04, Simplifying the Test for Goodwill Impairment
This standard simplifies the accounting for goodwill impairment.  ASU 2017-04 removes Step 2 of the test, which requires a hypothetical purchase price allocation.  A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.
January 1, 2020
We adopted the new standard on January 1, 2020.  The new standard will be applied prospectively when performing our annual impairment test of goodwill, or in an interim period if an event occurs, or circumstances change, that may indicate that the fair value of a reporting unit is below its carrying amount.  We anticipate that the prospective adoption of the standard will not materially impact the amount of goodwill impairment, if any.

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
January 1, 2020
We adopted the new standard on January 1, 2020.  The adoption of the standard did not have a material impact on the manner in which we estimate our allowance for doubtful accounts on trade accounts receivable, or on our consolidated financial statements

Note 3.  Business Acquisitions and Investments

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

Pollak Business of Stoneridge, Inc. Acquisition

In April 2019, we acquired certain assets and liabilities of the Pollak business of Stoneridge, Inc. for approximately $40 million, subject to post-closing adjustments.  In May 2019, the post-closing adjustments were finalized at $1.6 million, reducing the purchase price to $38.4 million.  The acquisition was funded through borrowings under our revolving credit facility with JPMorgan Chase Bank, N.A.  Stoneridge’s Pollak business had manufacturing and distribution facilities in Canton, Massachusetts, El Paso, Texas, and Juarez, Mexico, and distributed a range of engine management products including sensors, switches, and connectors.  The acquisition, reported as part of our Engine Management Segment, enhanced our growth opportunities in the OE/OES, heavy duty and commercial vehicle markets and added to our existing expertise in aftermarket distribution, product management and service.We have not acquired any of the Pollak facilities or employees, and have relocated all production to our existing facilities.

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

Revenues included in our consolidated statements of operations from the acquired Pollak business were $9.5 million for the three months ended March 31, 2020.

Note 4.  Restructuring and Integration Expenses

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of December 31, 2019 and March 31, 2020 and activity for the three months ended March 31, 2020 consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2019	$336	$—	$336
Restructuring and integration costs:
Amounts provided for during 2020	—	205	205
Cash payments	(36)	(205)	(241)
Exit activity liability at March 31, 2020	$300	$—	$300

Restructuring Costs

Plant Rationalization Program

In February 2016, in connection with our ongoing efforts to improve operating efficiencies and reduce costs, we implemented a plant rationalization initiative. As part of the plant rationalization, all of our Grapevine, Texas production activities have been relocated to facilities in Greenville, South Carolina and Reynosa, Mexico; certain production activities at our Greenville, South Carolina facility were moved to our facility in Bialystok, Poland; certain service functions were relocated from Grapevine, Texas to our administrative offices in Lewisville, Texas; and our vacated Grapevine, Texas facility was sold.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
The Plant Rationalization Program has been completed.  Cash payments made of $14,000 during the three months ended March 31, 2020, and the remaining aggregate liability of $162,000 related to the program as of March 31, 2020 consists of severance payments to former Temperature Control employees.

Orlando Plant Rationalization Program

In January 2017, to further our ongoing efforts to improve operating efficiencies and reduce costs, we implemented a plant rationalization initiative at our Orlando, Florida facility.  As part of the initiative, all of our Orlando, Florida production activities were moved to our facility in Independence, Kansas; certain production activities at our Independence, Kansas facility were moved to our facility in Reynosa, Mexico; and our Orlando, Florida facility was closed.

The Orlando Plant Rationalization Program has been completed.  Cash payments made of $22,000 during the three months ended March 31, 2020, and the remaining aggregate liability of $138,000 related to the program as of March 31, 2020 consists of severance payments to former Engine Management employees.

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

The Pollak Relocation has been completed.  Integration expense recognized and cash payments made of $205,000 during the three months ended March 31, 2020 related to residual relocation activities in our Engine Management segment. There is no remaining aggregate liability related to the Pollak Relocation as of March 31, 2020.

Note 5.  Sale of Receivables

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

Pursuant to these agreements, we sold $150.2 million and $171.1 million of receivables during the three months  ended March 31, 2020 and 2019, respectively, which was reflected as a reduction of accounts receivable in the consolidated balance sheet at the time of sale. A charge in the amount of $2.8 million and $5.7 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months ended March 31, 2020 and 2019, respectively.

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

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Note 6.  Inventories

Inventories, which are stated at the lower of cost (determined by means of the first-in, first-out method) and net realizable value, consist of the following:

	March 31, 2020	December 31, 2019
	(In thousands)
Finished goods	$242,978	$241,472
Work in process	12,548	11,138
Raw materials	115,409	115,611
Subtotal	370,935	368,221
Unreturned customer inventories	19,379	19,722
Total inventories	$390,314	$387,943

Note 7.  Acquired Intangible Assets

Acquired identifiable intangible assets consist of the following:

	March 31, 2020	December 31, 2019
	(In thousands)
Customer relationships	$111,389	$111,692
Trademarks and trade names	6,980	6,980
Non-compete agreements	3,261	3,276
Patents	723	723
Supply agreements	800	800
Leaseholds	160	160
Total acquired intangible assets	123,313	123,631
Less accumulated amortization (1)	(61,401)	(59,431)
Net acquired intangible assets	$61,912	$64,200

(1)	Applies to all intangible assets, except for trademarks and trade names totaling $5.2 million, which have indefinite useful lives and, as such, are not being amortized.

Total amortization expense for acquired intangible assets was $2 million and $1.8 million for the three months ended March 31, 2020 and 2019, respectively.  Based on the current estimated useful lives assigned to our intangible assets, amortization expense is estimated to be $6.1 million for the remainder of 2020, $6.8 million in 2021, $5.2 million in 2022, $4.9 million in 2023 and $33.7 million in the aggregate for the years 2024 through 2034.

Note 8.  Leases

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

The following tables provide quantitative disclosures related to our operating leases (in thousands):

Balance Sheet Information	March 31, 2020	December 31, 2019
Assets
Operating lease right-of-use assets	$34,292	$36,020

Liabilities
Sundry payables and accrued expenses	$8,593	$8,739
Noncurrent operating lease liabilities	26,841	28,376
Total operating lease liabilities	$35,434	$37,115

Weighted Average Remaining Lease Term
Operating leases	5.5 Years	5.6 Years

Weighted Average Discount Rate
Operating leases	3.7%	3.7%

	Three Months Ended March 31,
Expense and Cash Flow Information	2020	2019
Lease Expense
Operating lease expense (a)	$2,313	$2,224

Supplemental Cash Flow Information
Cash paid for the amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,476	$2,161
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$251	$566

(a)
Excludes expenses of approximately $0.4 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively, related to non-lease components such as maintenance, property taxes, etc., and operating lease expense for leases with an initial term of 12 months or less, which is not material.

Minimum Lease Payments

At March 31, 2020, we are obligated to make minimum lease payments through 2028, under operating leases, which are as follows (in thousands):

2020	$6,702
2021	8,325
2022	6,987
2023	5,675
2024	3,881
Thereafter	7,844
Total lease payments	$39,414
Less: Interest	(3,980)
Present value of lease liabilities	$35,434

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Note 9.  Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	March 31, 2020	December 31, 2019
	(In thousands)
Revolving credit facilities	$105,000	$52,460
Other (1)	4,706	4,585
Total debt	$109,706	$57,045

Current maturities of debt	$109,595	$56,916
Long-term debt	111	129
Total debt	$109,706	$57,045

(1)
Other includes borrowings under our Polish overdraft facility of Zloty 18.9 million (approximately $4.6 million) and Zloty 16.7 million (approximately $4.4 million) as of March 31, 2020 and December 31, 2019, respectively.

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

Borrowings under the amended credit agreement are secured by substantially all of our assets, including accounts receivable, inventory and certain fixed assets, and those of certain of our subsidiaries.  Availability under the amended credit agreement is based on a formula of eligible accounts receivable, eligible drafts presented to the banks under our supply chain financing agreements and eligible inventory.  After taking into account outstanding borrowings under the amended credit agreement, there was an additional $141.8 million available for us to borrow pursuant to the formula at March 31, 2020.  Outstanding borrowings under the amended credit agreement, which are classified as current liabilities, were $105 million and $52.5 million at March 31, 2020 and December 31, 2019, respectively; while letters of credit outstanding under the credit agreement were $3.1 million at both March 31, 2020 and December 31, 2019.  Borrowings under the credit agreement have been classified as current liabilities based upon accounting rules and certain provisions in the agreement.

At March 31, 2020, the weighted average interest rate on our amended credit agreement was 2.2%, which consisted of $105 million in direct borrowings. At December 31, 2019, the weighted average interest rate on our amended credit agreement was 3.5%, which consisted of $40 million in direct borrowings at 2.3% and an alternative base rate loan of $12.5 million at 5%.  During the three months ended March 31, 2020, our average daily alternative base rate loan balance was $2.5 million, compared to a balance of $1.4 million for the three months ended March 31, 2019 and a balance of $1.7 million for the year ended December 31, 2019.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
At any time that our borrowing availability is less than the greater of either (a) $25 million, or 10% of the commitments if fixed assets are not included in the borrowing base, or (b) $31.25 million, or 12.5% of the commitments if fixed assets are included in the borrowing base, the terms of the amended credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain a fixed charge coverage ratio of 1:1 at the end of each fiscal quarter (rolling four quarters).  As of March 31, 2020, we were not subject to these covenants.  The amended credit agreement permits us to pay cash dividends of $20 million and make stock repurchases of $20 million in any fiscal year subject to a minimum availability of $25 million.  Provided specific conditions are met, the amended credit agreement also permits acquisitions, permissible debt financing, capital expenditures, and cash dividend payments and stock repurchases of greater than $20 million.

On April 15, 2020, we borrowed $75 million under our amended credit agreement.  Following this draw down, our outstanding borrowings under the amended credit agreement as of April 15, 2020, were $191.3 million, leaving $47.2 million of availability (excluding the additional $50 million accordion feature).  The borrowing was made as a precautionary measure to increase our cash position and preserve financial flexibility in light of the current uncertainty in the global markets resulting from the COVID-19 pandemic. The funds may be used for working capital, ongoing operating needs and general corporate purposes pursuant to the terms of the amended credit agreement.

Polish Overdraft Facility

Our Polish subsidiary, SMP Poland sp. z.o.o., has entered into an overdraft facility with HSBC France (Spolka Akcyjna) Oddzial w Polsce, formerly HSBC Bank Polska S.A., for Zloty 30 million (approximately $7.2 million).  The facility, as amended, expires in December 2020.  Borrowings under the overdraft facility will bear interest at a rate equal to WIBOR + 0.75% and are guaranteed by Standard Motor Products, Inc., the ultimate parent company.  At March 31, 2020 and December 31, 2019, borrowings under the overdraft facility were Zloty 18.9 million (approximately $4.6 million) and Zloty 16.7 million (approximately $4.4 million), respectively.

Deferred Financing Costs

We had deferred financing costs of $0.8 million and $0.9 million as of March 31, 2020 and December 31, 2019, respectively.  Deferred financing costs are related to our revolving credit facility.  Deferred financing costs as of March 31, 2020 are being amortized in the amounts of $0.2 million for the remainder of 2020, $0.2 million in 2021, $0.2 million in 2022, and $0.2 million in 2023.

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

Restricted and Performance Stock Grants

As part of the 2016 Omnibus Incentive Plan, we currently grant shares of restricted stock to eligible employees and our independent directors and performance-based stock to eligible employees.  Selected executives and other key personnel are granted performance awards whose vesting is contingent upon meeting various performance measures with a retention feature.  Performance-based shares are subject to a three-year measuring period and the achievement of performance targets and, depending upon the achievement of such performance targets, they may become vested on the third anniversary of the date of grant.  Each period we evaluate the probability of achieving the applicable targets, and we adjust our accrual accordingly.  Restricted shares granted to employees become fully vested upon the third anniversary of the date of grant; and for selected key executives, certain additional restricted share grants vest 25% upon the attainment of age 60, 25% upon the attainment of age 63 and become fully vested upon the attainment of age 65.  Restricted shares granted to directors become fully vested upon the first anniversary of the date of grant.  Restricted and performance shares issued to certain key executives and directors are subject to a one or two year holding period upon the lapse of the three year vesting period.  Forfeitures on stock grants are estimated at 5% for employees and 0% for executives and directors based on our evaluation of historical and expected future turnover.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
Our restricted and performance-based share activity was as follows for the three months ended March 31, 2020:

	Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2019	852,540	$35.26
Granted	—	—
Vested	(32,793)	34.04
Forfeited	(5,950)	43.70
Balance at March 31, 2020	813,797	$35.28

We recorded compensation expense related to restricted shares and performance-based shares of $2.1 million ($1.6 million, net of tax) and $1.9 million ($1.4 million, net of tax) for the three months ended March 31, 2020 and 2019, respectively. The unamortized compensation expense related to our restricted and performance-based shares was $13.9 million at March 31, 2020, and is expected to be recognized as they vest over a weighted average period of 4.4 years and 0.08 years for employees and directors, respectively.

Note 11. Employee Benefits

We provide certain medical and dental care benefits to 16 former U.S. union employees.  The postretirement medical and dental benefit obligation to the former union employees as of March 31, 2020, and the related net periodic benefit cost for the plan for the three months ended March 31, 2020 and 2019 were not material.

We maintain a defined contribution Supplemental Executive Retirement Plan for key employees.  Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees.  In March 2020, we made company contributions to the plan of $0.3 million related to calendar year 2019.

We also have an Employee Stock Ownership Plan and Trust for employees who are not covered by a collective bargaining agreement.  In connection therewith, we maintain an employee benefits trust to which we contribute shares of treasury stock.  We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under the plan. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released.  The trustees will vote the shares in accordance with their fiduciary duties.  During the three months ended March 31, 2020, we contributed to the trust an additional 44,700 shares from our treasury and released 44,700 shares from the trust leaving 200 shares remaining in the trust as of March 31, 2020.

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

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

Note 13. Earnings Per Share

The following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and dilutive net earnings per common share (in thousands, except per share data):

	Three Months Ended March 31,
Basic Net Earnings Per Common Share:	2020	2019
Earnings from continuing operations	$9,621	$13,104
Loss from discontinued operations	(994)	(888)
Net earnings available to common stockholders	$8,627	$12,216

Weighted average common shares outstanding	22,438	22,422

Earnings from continuing operations per common share	$0.43	$0.58
Loss from discontinued operations per common share	(0.05)	(0.04)
Basic net earnings per common share	$0.38	$0.54

Diluted Net Earnings Per Common Share:
Earnings from continuing operations	$9,621	$13,104
Loss from discontinued operations	(994)	(888)
Net earnings available to common stockholders	$8,627	$12,216

Weighted average common shares outstanding	22,438	22,422
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock and performance stock	431	483
Weighted average common shares outstanding – Diluted	22,869	22,905

Earnings from continuing operations per common share	$0.42	$0.57
Loss from discontinued operations per common share	(0.04)	(0.04)
Diluted net earnings per common share	$0.38	$0.53

The shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):

	Three Months Ended March 31,
	2020	2019
Restricted and performance shares	253	252

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

The following tables show our net sales, intersegment revenue and operating income for each reportable segment (in thousands):

	Three Months Ended March 31,
	2020	2019
Net Sales (a)
Engine Management	$201,118	$213,189
Temperature Control	51,442	68,924
All Other	1,742	1,653
Consolidated	$254,302	$283,766

Intersegment Revenue (a)
Engine Management	$4,014	$5,349
Temperature Control	1,391	1,933
All Other	(5,405)	(7,282)
Consolidated	$—	$—

Operating Income (Loss)
Engine Management	$21,433	$22,344
Temperature Control	(348)	2,050
All Other	(6,762)	(6,437)
Consolidated	$14,323	$17,957

(a)	Segment net sales include intersegment sales in our Engine Management and Temperature Control segments.

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
The following tables provide disaggregation of net sales information for the three months ended March 31, 2020 and 2019 (in thousands):

Three months ended March 31, 2020 (a)	Engine Management	Temperature Control	Other (b)	Total
Geographic Area:
United States	$174,379	$47,876	$—	$222,255
Canada	6,589	3,141	1,742	11,472
Mexico	6,114	59	—	6,173
Europe	3,348	123	—	3,471
Other foreign	10,688	243	—	10,931
Total	$201,118	$51,442	$1,742	$254,302

Major Product Group:
Ignition, emission control, fuel and safety related system products	$164,526	$—	$1,484	$166,010
Wire and cable	36,592	—	(22)	36,570
Compressors	—	25,348	(142)	25,206
Other climate control parts	—	26,094	422	26,516
Total	$201,118	$51,442	$1,742	$254,302

Major Sales Channel:
Aftermarket	$160,583	$44,394	$1,742	$206,719
OE/OES	35,120	6,779	—	41,899
Export	5,415	269	—	5,684
Total	$201,118	$51,442	$1,742	$254,302

Three months ended March 31, 2019 (a)	Engine Management	Temperature Control	Other (b)	Total
Geographic Area:
United States	$187,894	$64,851	$—	$252,745
Canada	7,066	3,462	1,653	12,181
Mexico	4,488	155	—	4,643
Europe	3,097	157	—	3,254
Other foreign	10,644	299	—	10,943
Total	$213,189	$68,924	$1,653	$283,766

Major Product Group:
Ignition, emission control, fuel and safety related system products	$176,061	$—	$1,392	$177,453
Wire and cable	37,128	—	80	37,208
Compressors	—	39,811	(260)	39,551
Other climate control parts	—	29,113	441	29,554
Total	$213,189	$68,924	$1,653	$283,766

Major Sales Channel:
Aftermarket	$178,539	$60,541	$1,653	$240,733
OE/OES	29,140	7,875	—	37,015
Export	5,510	508	—	6,018
Total	$213,189	$68,924	$1,653	$283,766

(a)	Segment net sales include intersegment sales in our Engine Management and Temperature Control segments.

(b)
Other consists of the elimination of intersegment sales from our Engine Management and Temperature Control segments as well as sales from our Canadian business unit that does not meet the criteria of a reportable operating segment.  Intersegment compressor and wire and cable sales for the three months ended March 31, 2020, and intersegment compressor sales for the three months ended March 31, 2019 exceeded third party sales from our Canadian business unit.

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

Note 16. Commitments and Contingencies

Asbestos

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying statement of operations.  When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001, and the amounts paid for settlements, awards of asbestos-related damages, and defense of such claims.  At March 31, 2020, approximately 1,585 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through March 31, 2020, the amounts paid for settled claims are approximately $31.9 million.  We do not have insurance coverage for the indemnity and defense costs associated with the claims we face.

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)

In accordance with our policy to perform an annual actuarial evaluation in the third quarter of each year, an updated actuarial study was performed as of August 31, 2019.  The results of the August 31, 2019 study included an estimate of our undiscounted liability for settlement payments and awards of asbestos-related damages, excluding legal costs and any potential recovery from insurance carriers, ranging from $52 million to $90.6 million for the period through 2064.  The change from the revised prior year study, which was performed in the fourth quarter of 2018, was a $5.3 million increase for the low end of the range and a $6.7 million increase for the high end of the range.  The increase in the estimated undiscounted liability from the revised prior year study at both the low end and high end of the range reflects our actual experience, our historical data and certain assumptions with respect to events that may occur in the future.  Based upon the results of the August 31, 2019 actuarial study, in September 2019, we increased our asbestos liability to $52 million, the low end of the range, and recorded an incremental pre-tax provision of $9.7 million in earnings (loss) from discontinued operations in the accompanying statement of operations.  Future legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operations in the accompanying statement of operations, are estimated, according to the updated study, to range from $50.6 million to $85.2 million for the period through 2064.  As related to our potential asbestos-related liability, we were found liable for $7.6 million in compensatory damages as a defendant in a 2018 asbestos liability case in California.  We are pursuing all rights of appeal of this case.  Total operating cash outflows related to discontinued operations, which include settlements and legal costs, were $1.6 million and $1.9 million for the three months ended March 31, 2020 and 2019, respectively.

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (Continued)
Warranties

We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time of the product depending on the nature of the product.  As of March 31, 2020, and 2019, we have accrued $23.2 million and $22.7 million, respectively, for estimated product warranty claims included in accrued customer returns. The accrued product warranty costs are based primarily on historical experience of actual warranty claims.

The following table provides the changes in our product warranties (in thousands):

	Three Months Ended March 31,
	2020	2019

Balance, beginning of period	$22,445	$19,636
Liabilities accrued for current year sales	22,067	26,396
Settlements of warranty claims	(21,288)	(23,338)
Balance, end of period	$23,224	$22,694

Note 17. Subsequent Event

During the three months ended March 31, 2020, our overall business remained stable, with the effects of the COVID-19 pandemic weakening our sales in the second half of March 2020. In April 2020, we continued to see the effect of the COVID-19 pandemic and shelter-in-place orders throughout the United States as our incoming orders were down 30% to 40% and customer POS sales declined in the 20% to 30% range. After considering our current inventory levels and the overall stability of our supply chain, we reduced our production levels in several of our facilities, including our facilities in Mexico whose operations were temporarily suspended due to government restrictions.  These facilities in Mexico have since been reopened and are operating at reduced production levels consistent with several of our other facilities in order to fulfill the lower customer demand levels.

On April 15, 2020, we borrowed $75 million under our amended credit agreement.  Following this draw down, our outstanding borrowings under the amended credit agreement as of April 15, 2020, were $191.3 million, leaving $47.2 million of availability (excluding the additional $50 million accordion feature).  The borrowing was made as a precautionary measure to increase our cash position and preserve financial flexibility in light of the current uncertainty in the global markets resulting from the COVID-19 pandemic. The funds may be used for working capital, ongoing operating needs and general corporate purposes pursuant to the terms of the amended credit agreement.

Additionally, as part of the cost reduction measures implemented by us in response to the impact of the COVID-19 pandemic on our business, our Board of Directors approved to temporarily (a) reduce base salaries of our Office of Chief Executive (i.e., the Executive Chairman, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and Chief Commercial Officer) by 25%, (b) reduce the base salaries of our other executives by 10%, (c) reduce non-employee directors’ annual cash and equity retainers by 25%, and (d) suspend our quarterly cash dividend payments and stock repurchases until further notice. We continue to analyze our cost structure and may implement additional cost reduction measures as may be necessary due to the on-going economic challenges resulting from the COVID-19 pandemic.

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements in this Report are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects,” “strategies” and similar expressions. These statements represent our expectations based on current information and assumptions and are inherently subject to risks and uncertainties.  Our actual results could differ materially from those which are anticipated or projected as a result of certain risks and uncertainties, including, but not limited to, changes in business relationships with our major customers and in the timing, size and continuation of our customers’ programs; changes in our supply chain financing arrangements, such as changes in terms, termination of contracts and/or the impact of rising interest rates; the ability of our customers to achieve their projected sales; competitive product and pricing pressures; increases in production or material costs, including procurement costs resulting from higher tariffs, that cannot be recouped in product pricing; the performance of the aftermarket, heavy duty, industrial equipment and original equipment markets; changes in the product mix and distribution channel mix; economic and market conditions; successful integration of acquired businesses; our ability to achieve benefits from our cost savings initiatives; product liability and environmental matters (including, without limitation, those related to asbestos-related contingent liabilities and remediation costs at certain properties); the effects of widespread public health crises, including the novel coronavirus (COVID-19) pandemic; as well as other risks and uncertainties, such as those described under Risk Factors, Quantitative and Qualitative Disclosures About Market Risk and those detailed herein and from time to time in the filings of the Company with the SEC. Forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. In addition, historical information should not be considered as an indicator of future performance.  The following discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, included elsewhere in this Report.

Overview

We are a leading independent manufacturer and distributor of premium replacement parts for the engine management and temperature control systems of motor vehicles in the automotive aftermarket industry with a complementary focus on the heavy duty, industrial equipment and original equipment markets.

We are organized into two operating segments.  Each segment focuses on providing our customers with full-line coverage of its products, and a full suite of complementary services that are tailored to our customers’ business needs and driving end-user demand for our products.  We sell our products primarily to automotive aftermarket retailers, program distribution groups, warehouse distributors, original equipment manufacturers and original equipment service part operations in the United States, Canada, Europe, Asia, Mexico and other Latin American countries.

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

Impact of the Novel Coronavirus (“COVID-19”)

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (COVID-19) as a pandemic, which has spread globally and created significant volatility, uncertainty and economic disruption in many countries in which we operate, including the United States, Mexico, Canada, Poland, the U.K. and China.  In certain countries in which we operate, national, state and local governments have implemented a variety of measures in response to the COVID-19 pandemic that have the effect of restricting or limiting, among other activities, the operations of certain businesses.  However, to date we have been able to substantially continue our business operations.

Our business continued to operate throughout the first quarter of 2020 as we have been declared an essential business under U.S. Federal and State shelter-in-place orders. Our sales in the quarter have declined $29.5 million from $283.8 million in the first quarter of 2019 to $254.3 million in the first quarter of 2020, but our operating margins of 27.7% during 2020, compared to 27.5% last year, have been reasonably consistent year-over-year.  Overall, our business remained stable in the quarter with the effects of the pandemic weakening our sales in the second half of March 2020, as customer POS sales began to soften.

Index
We believe that the effects of the COVID-19 pandemic did not materially impact our financial results in the first quarter of 2020; however, the effects of the pandemic on our financial results in the second quarter and other future periods could be significant and cannot currently be reasonably estimated due to the significant volatility, uncertainty and economic disruption caused by the pandemic.  See Item 1A “Risk Factors” of this Report for further discussion of the potential impact of the COVID-19 pandemic on our business, results of operations and financial condition.

In response to the COVID-19 pandemic, we have established a committee, comprised of our executive officers, to oversee the Company’s risk identification, management and mitigation strategies regarding the impact of the pandemic on our business and operations.  Among other significant risks that are actively being managed by the committee, as described further in Item 1A “Risk Factors” of this Report, are those relating to the duration, severity and scope of the pandemic, the impact of governmental measures in response to the pandemic, potentially declining customer demand for our products, the deterioration of general economic conditions, potential disruptions in our supply chain, the management of inventories and production volumes, and cost reduction and cash preservation initiatives, including potential reductions in capital expenditures. The committee continues to meet on a regular basis, closely monitoring events related to the pandemic and any appropriate actions that may be taken.

In April 2020, we continued to see the effect of the COVID-19 pandemic and shelter-in-place orders throughout the United States as our incoming orders were down 30% to 40% and customer POS sales declined in the 20% to 30% range.  After considering our current inventory levels and the overall stability of our supply chain, we reduced our production levels in several of our facilities, including our facilities in Mexico whose operations were temporarily suspended due to government restrictions.  These facilities in Mexico have since been reopened and are operating at reduced production levels consistent with several of our other facilities in order to fulfill the lower customer demand levels.

On April 15, 2020, we borrowed $75 million under our amended credit agreement.  Following this draw down, our outstanding borrowings under the amended credit agreement as of April 15, 2020, were $191.3 million, leaving $47.2 million of availability (excluding the additional $50 million accordion feature).  The borrowing was made as a precautionary measure to increase our cash position and preserve financial flexibility in light of the current uncertainty in the global markets resulting from the COVID-19 pandemic. The funds may be used for working capital, ongoing operating needs and general corporate purposes pursuant to the terms of the amended credit agreement.

Additionally, as part of the cost reduction measures implemented by us in response to the impact of the COVID-19 pandemic on our business, our Board of Directors approved to temporarily (a) reduce base salaries of our Office of Chief Executive (i.e., the Executive Chairman, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and Chief Commercial Officer) by 25%, (b) reduce the base salaries of our other executives by 10%, (c) reduce non-employee directors’ annual cash and equity retainers by 25%, and (d) suspend our quarterly cash dividend payments and stock repurchases until further notice. We continue to analyze our cost structure and may implement additional cost reduction measures as may be necessary due to the on-going economic challenges resulting from the COVID-19 pandemic.

Impact of Changes in U.S. Trade Policy

Changes in U.S. trade policy, particularly as it relates to China, as with much of our industry, have resulted in the assessment of increased tariffs on goods that we import into the United States.  Although our operating results in the first quarter of 2020 have been slightly impacted by the timing of Chinese sourced products, we have taken, and continue to take, several actions to mitigate the impact of the increased tariffs, including but not limited to, price increases to our customers.  We do not anticipate that the increased tariffs will have a significant impact on our future operating results.  Although we are confident that we will be able to pass along the impact of the increased tariffs to our customers, there can be no assurances that we will be able to pass on the entire increased costs imposed by the tariffs.

Index
Interim Results of Operations

Comparison of the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019

Sales.  Consolidated net sales for the three months ended March 31, 2020 were $254.3 million, a decrease of $29.5 million, or 10.4%, compared to $283.8 million in the same period of 2019, with the majority of our net sales to customers located in the United States.  Consolidated net sales decreased in both our Engine Management and Temperature Control Segments.

The following table summarizes consolidated net sales by segment and by major product group within each segment for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Engine Management:
Ignition, Emission Control, Fuel and Safety Related System Products	$164,526	$176,061
Wire and Cable	36,592	37,128
Total Engine Management	201,118	213,189

Temperature Control:
Compressors	25,348	39,811
Other Climate Control Parts	26,094	29,113
Total Temperature Control	51,442	68,924

All Other	1,742	1,653

Total	$254,302	$283,766

Engine Management’s net sales decreased $12.1 million, or 5.7%, to $201.1 million for the three months ended March 31, 2020.  Net sales in ignition, emission control, fuel and safety related system products for the three months ended March 31, 2020 were $164.5 million, a decrease of $11.6 million, or 6.6%, compared to $176.1 million in the same period of 2019.  Net sales in the wire and cable product group for the three months ended March 31, 2020 were $36.6 million, a decrease of $0.5 million, or 1.3%, compared to $37.1 million in the three months ended March 31, 2019.  Engine Management’s decrease in net sales for the first quarter of 2020 compared to the same period in 2019 reflects the impact of several significant pipeline orders from certain customers in the first quarter of 2019 that did not recur in the first quarter of 2020, the general decline in our wire and cable business due to its product lifecycle, and lower sales in the second half of March 2020 due to the impact of the general weakness in the economy caused by the COVID-19 pandemic.  In April 2019, we acquired certain assets and liabilities of the Pollak business of Stoneridge, Inc.  Incremental sales from our acquisition of the Pollak business of $9.5 million were included in the net sales of the ignition, emission control, fuel and safety related system products market for the three months ended March 31, 2020.  Excluding the incremental sales from the acquisition, net sales in the ignition, emission control, fuel and safety related system products market decreased $21.1 million, or 11.9%, and Engine Management net sales decreased $21.6 million, or 10.1%.

Temperature Control’s net sales decreased $17.5 million, or 25.4%, to $51.4 million for the three months ended March 31, 2020.  Net sales in the compressors product group for the three months ended March 31, 2020 were $25.3 million, a decrease of $14.5 million, or 36.4%, compared to $39.8 million in the same period of 2019.  Net sales in the other climate control parts product group for the three months ended March 31, 2020 were $26.1 million, a decrease of $3 million, or 10.3%, compared to $29.1 million in the three months ended March 31, 2019. Temperature Control’s decrease in net sales for the first quarter of 2020 compared to the same period in 2019 reflects primarily the impact of strong pre-season orders in the first quarter of 2019 that did not recur in the first quarter of 2020, and also a somewhat mild summer in 2019 which left inventory levels at our customers higher than the prior year.  Demand for our Temperature Control products may vary significantly with summer weather conditions and customer inventory levels.

Index
Gross Margins.  Gross margins, as a percentage of consolidated net sales, increased slightly to 27.7% in the first quarter of 2020, compared to 27.5% in the first quarter of 2019.  The following table summarizes gross margins by segment for the three months ended March 31, 2020 and 2019, respectively (in thousands):

Three Months Ended March 31,	Engine Management	Temperature Control	Other	Total
2020
Net sales	$201,118	$51,442	$1,742	$254,302
Gross margins	56,705	12,096	1,594	70,395
Gross margin percentage	28.2%	23.5%	—	27.7%

2019
Net sales	$213,189	$68,924	$1,653	$283,766
Gross margins	59,693	16,191	2,079	77,963
Gross margin percentage	28%	23.5%	—	27.5%

Compared to the first three months of 2019, gross margins at Engine Management increased 0.2 percentage points from 28% to 28.2%, while gross margins at Temperature Control remained flat at 23.5%.  The slight gross margin percentage increase in Engine Management compared to the prior year reflects favorable year-over-year production variances carried over from the prior year, which more than offset the negative impact of unfavorable product and customer mix, and lower year-over-year absorption due to lower production volumes.  The gross margin percentage at Temperature Control remained flat compared to the prior year reflecting the impact of favorable year-over-year production variances carried over from the prior year, which offset the negative impact of lower year-over-year absorption due to lower production volumes. The slightly lower production volumes at both Engine Management and Temperature Control is reflective of the timing of customer purchases and the general slowdown in the worldwide economy caused by the coronavirus pandemic.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) decreased to $55.9 million, or 22% of consolidated net sales, in the first quarter of 2020, as compared to $60 million, or 21.1% of consolidated net sales in the first quarter of 2019.  The $4.1 million decrease in SG&A expenses in the first quarter of 2020 as compared to the first quarter of 2019 is principally due to lower costs incurred related to our accounts receivable supply chain financing arrangements resulting from lower discount rates, and lower selling, marketing and distribution costs associated with lower sales volumes, which more than offset the impact of incremental expenses of $1.1 million from our April 2019 acquisition of certain assets and liabilities of the Pollak business of Stoneridge, Inc., including amortization of intangible assets acquired.

Restructuring and Integration Expenses. Restructuring and integration expenses in the first three months of 2020 were $0.2 million compared to no restructuring and integration expenses in the first three months of 2019.  The restructuring and integration expenses incurred in the first quarter of 2020 consist of costs related to residual relocation activities in our Engine Management segment in connection with our integration of the Pollak business of Stoneridge, Inc., acquired in April 2019. As of March 31, 2020, all restructuring and integration initiatives have been substantially completed.

Operating Income.  Operating income decreased to $14.3 million in the first quarter of 2020, compared to $18 million in the first quarter of 2019.  The decrease of $3.7 million is the result of the impact of lower consolidated net sales, and slightly higher restructuring and integration expenses offset, in part, by slightly higher gross margins as a percentage of consolidated net sales, and lower SG&A expenses.

Other Non-Operating Income (Expense), Net.  Other non-operating expense, net was $0.5 million in the first quarter of 2020, compared to other non-operating income, net of $0.6 million in the first quarter of 2019.  The year-over-year decrease in other non-operating income (expense), net results primarily from the decrease in year-over-year equity income from our joint ventures and the unfavorable impact of changes in foreign currency exchange rates. The lower year-over-year equity income from our joint ventures reflects the impact of the COVID-19 pandemic, which resulted in the temporary shutdown of our joint ventures in China.  In March 2020, the joint ventures in China reopened and resumed manufacturing and distribution.

Index
Interest Expense.  Interest expense decreased to $0.9 million in the first quarter of 2020 compared to $1.1 million in the same period of 2019.  The year-over-year decrease in interest expense reflects the impact of lower year-over-year average interest rates on our revolving credit facility.

Income Tax Provision.  The income tax provision in the first quarter of 2020 was $3.3 million at an effective tax rate of 25.6% compared to $4.4 million at an effective tax rate of 25.2% for the same period in 2019.  The slightly higher effective tax rate in the first quarter of 2020 compared to the first quarter of 2019 results primarily from the impact of state and local taxes and the non-deductibility of certain expenses for U.S. tax purposes, caused by the lower projected earnings from continuing operations before taxes.

Loss from Discontinued Operations.  During the first quarter of 2020 and 2019, the loss from discontinued operations, net of tax was $1 million and $0.9 million, respectively.  The loss from discontinued operations, net of tax, reflects legal expenses associated with our asbestos-related liability.  As discussed more fully in Note 16, “Commitments and Contingencies” in the notes to our consolidated financial statements (unaudited), we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Restructuring and Integration Programs

All of our restructuring and integration programs have been substantially completed.  For a detailed discussion on the restructuring and integration costs, see Note 4, “Restructuring and Integration Expenses,” of the notes to our consolidated financial statements (unaudited).

Liquidity and Capital Resources

Operating Activities. During the first three months of 2020, cash used in operating activities was $32.8 million compared to cash used in operating activities of $26.7 million in the same period of 2019.  The increase in cash used in operating activities resulted primarily from the decrease in net earnings, the larger year-over-year increase in accounts receivable, and the decrease in accounts payable compared to an increase in accounts payable in the prior year, partially offset by the smaller year-over-year increase in inventories, the smaller year-over-year decrease in sundry payables and accrued expenses, and the decrease in prepaid expenses and other current assets compared to an increase in prepaid expenses and other current assets in the prior year.

Net earnings during the first quarter of 2020 were $8.6 million compared to $12.2 million in the first quarter of 2019.  During the first three months of 2020, (1) the increase in accounts receivable was $32.7 million compared to the year-over-year increase in accounts receivable of $22.3 million in 2019; (2) the increase in inventories was $5.3 million compared to the year-over-year increase in inventories of $14.7 million in 2019; (3) the decrease in accounts payable was $11.9 million compared to the year-over-year increase in accounts payable of $1.2 million in 2019; (4) the decrease in prepaid expenses and other current assets was $1.3 million compared to the year-over-year increase in prepaid expenses and other current assets of $0.3 million in 2019; and (5) the decrease in sundry payables and accrued expenses was $2.7 million compared to the year-over-year decrease in sundry payables of $12.9 million in 2019.  The accounts payable decrease during the first quarter of 2020 reflects the impact of the timing of inventory purchases at our Temperature Control segment in anticipation of the summer selling season.  We continue to actively manage our working capital to maximize our operating cash flow.

Investing Activities.  Cash used in investing activities was $4.4 million in the first three months of 2020, compared to cash provided by investing activities of $1.7 million in the same period of 2019.  Investing activities during the first three months of 2020 consisted of capital expenditures of $4.4 million; while investing activities during the first three months of 2019 consisted of (1) net cash proceeds of $4.8 million received in January 2019 from the December 2018 sale of our property in Grapevine, Texas; and (2) capital expenditures of $3.1 million.

Index
Financing Activities.  Cash provided by financing activities was $40 million in the first three months of 2020 as compared to $25.2 million in the same period of 2019.  During the first three months of 2020, (1) we increased borrowings under our revolving credit facility by $52.5 million as compared to the increase in borrowings under our revolving credit facility of $35 million in 2019; (2) we made cash payments in the first three months of 2020 for the repurchase of shares of our common stock of $8.7 million as compared to $5.8 million in 2019; and (3) we paid dividends of $5.6 million in the first three months of 2020 as compared to $5.2 million in the comparable period last year.  In January 2020, our Board of Directors voted to increase our quarterly dividend from $0.23 per share in 2019 to $0.25 per share in 2020.  In April 2020, in response to the impact of the COVID-19 pandemic on our business, our Board of Directors approved to temporarily suspend our quarterly cash dividend payments until further notice.

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

Borrowings under the amended credit agreement are secured by substantially all of our assets, including accounts receivable, inventory and certain fixed assets, and those of certain of our subsidiaries.  Availability under the amended credit agreement is based on a formula of eligible accounts receivable, eligible drafts presented to the banks under our supply chain financing arrangements and eligible inventory.  After taking into account outstanding borrowings under the amended credit agreement, there was an additional $141.8 million available for us to borrow pursuant to the formula at March 31, 2020.  Outstanding borrowings under the amended credit agreement, which are classified as current liabilities, were $105 million and $52.5 million at March 31, 2020 and December 31, 2019, respectively; while letters of credit outstanding under the credit agreement were $3.1 million at both March 31, 2020 and December 31, 2019.  Borrowings under the amended credit agreement have been classified as current liabilities based upon accounting rules and certain provisions in the agreement.

At March 31, 2020, the weighted average interest rate on our amended credit agreement was 2.2%, which consisted of $105 million in direct borrowings.  At December 31, 2019, the weighted average interest rate on our amended credit agreement was 3.5%, which consisted of $40 million in direct borrowings at 2.3% and an alternative base rate loan of $12.5 million at 5.8%.  During the three months ended March 31, 2020, our average daily alternative base rate loan balance was $2.5 million compared to a balance of $1.4 million for the three months ended March 31, 2019 and a balance of $1.7 million for the year ended December 31, 2019.

At any time that our borrowing availability is less than the greater of either (a) $25 million, or 10% of the commitments if fixed assets are not included in the borrowing base, or (b) $31.25 million, or 12.5% of the commitments if fixed assets are included in the borrowing base, the terms of the amended credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain a fixed  charge coverage ratio of 1:1 at the end of each fiscal quarter (rolling four quarters).  As of March 31, 2020, we were not subject to these covenants.  The amended credit agreement permits us to pay cash dividends of $20 million and make stock repurchases of $20 million in any fiscal year subject to a minimum availability of $25 million.  Provided specific conditions are met, the amended credit agreement also permits acquisitions, permissible debt financing, capital expenditures, and cash dividend payments and stock repurchases of greater than $20 million.

Index
On April 15, 2020, we borrowed $75 million under our amended credit agreement.  Following this draw down, our outstanding borrowings under the amended credit agreement as of April 15, 2020, were $191.3 million, leaving $47.2 million of availability (excluding the additional $50 million accordion feature).  The borrowing was made as a precautionary measure to increase our cash position and preserve financial flexibility in light of the current uncertainty in the global markets resulting from the COVID-19 pandemic. The funds may be used for working capital, ongoing operating needs and general corporate purposes pursuant to the terms of the amended credit agreement.

Our Polish subsidiary, SMP Poland sp. z.o.o., has entered into an overdraft facility with HSBC France (Spolka Akcyjna) Oddzial w Polsce, formerly HSBC Bank Polska S.A., for Zloty 30 million (approximately $7.2 million).  The facility, as amended, expires in December 2020.  Borrowings under the overdraft facility will bear interest at a rate equal to WIBOR + 0.75% and are guaranteed by Standard Motor Products, Inc., the ultimate parent company.  At March 31, 2020 and December 31, 2019, borrowings under the overdraft facility were Zloty 18.9 million (approximately $4.6 million) and Zloty 16.7 million (approximately $4.4 million), respectively.

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

Pursuant to these agreements, we sold $150.2 million and $171.1 million of receivables during the three months ended March 31, 2020 and 2019, respectively, which was reflected as a reduction of accounts receivable in the consolidated balance at the time of sale.  A charge in the amount of $2.8 million and $5.7 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months ended March 31, 2020 and 2019, respectively.

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

In May 2018, our Board of Directors authorized the purchase of up to $20 million of our common stock under a stock repurchase program.  Stock will be purchased from time to time, in the open market or through private transactions, as market conditions warrant.  Under this program, during the year ended December 31, 2018 and three months ended March 31, 2019, we repurchased 201,484 and 129,539 shares of our common stock, respectively, at a total cost of $9.3 million and $6.3 million, respectively.  During the second quarter of 2019, we repurchased an additional 92,209 shares of our common stock at a total cost of $4.4 million, thereby completing the 2018 Board of Directors authorization.

In March 2020, our Board of Directors authorized the purchase of up to $20 million of our common stock under a new stock repurchase program.  Stock will be purchased from time to time, in the open market or through private transactions, as market conditions warrant.  Under this program, during the three months ended March 31, 2020, we repurchased 222,741 shares of our common stock at a total cost of $8.7 million.  As of March 31, 2020, there was approximately $11.3 million available for future stock purchases under the program.  Our last common stock repurchase was made on March 20, 2020.  In April 2020, in response to the impact of the COVID-19 pandemic on our business, our Board of Directors approved to temporarily suspend our stock repurchases until further notice.

Index
We anticipate that our cash flow from operations, available cash and available borrowings under our revolving credit facility will be adequate to meet our future liquidity needs for at least the next twelve months.  Significant assumptions underlie this belief, including, among other things, that we will be able to mitigate the impact of the COVID-19 pandemic on our business and operating cash flow by managing our inventories and production levels to align with customer demand for our products, and effectively managing our costs and expenses, and that there will be no material adverse developments in our business, liquidity or capital requirements.  If material adverse developments were to occur in any of these areas, there can be no assurance that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our revolving credit facility in amounts sufficient to enable us to pay the principal and interest on our indebtedness, or to fund our other liquidity needs.  In addition, if we default on any of our indebtedness, or breach any financial covenant in our revolving credit facility, our business could be adversely affected.

For further information regarding the risks of our business, refer to Item 1A “Risk Factors” in this Report and Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ending December 31, 2019.

The following table summarizes our contractual commitments as of March 31, 2020 and expiration dates of commitments through 2028 (a):

(In thousands)	2020	2021	2022	2023	2024	2025-2028	Total
Operating lease obligations	$6,702	$8,325	$6,987	$5,675	$3,881	$7,844	$39,414
Postretirement benefits	27	32	29	25	25	50	188
Severance payments related to restructuring and integration	145	125	29	1	—	—	300
Total commitments	$6,874	$8,482	$7,045	$5,701	$3,906	$7,894	$39,902

(a)
Indebtedness under our revolving credit facility is not included in the table above as it is reported as a current liability in our consolidated balance sheets.  As of March 31, 2020, amounts outstanding under our revolving credit facilities were $105 million.  In April 2020, we borrowed an additional $75 million under our revolving credit facility. The additional borrowing was made as a precautionary measure to increase our cash position and preserve financial flexibility in light of the current uncertainty in the global markets from the COVID-19 pandemic. The funds may be used for working capital, ongoing operating needs and general corporate purposes pursuant to the terms of the amended credit agreement.

Critical Accounting Policies

We have identified several accounting policies as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results. There have been no material changes to our critical accounting policies and estimates from the information provided in Note 1 of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk, primarily related to foreign currency exchange and interest rates.  These exposures are actively monitored by management.  Our exposure to foreign exchange rate risk is due to certain costs, revenues and borrowings being denominated in currencies other than one of our subsidiary’s functional currency. Similarly, we are exposed to market risk as the result of changes in interest rates, which may affect the cost of our financing. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures.  We do not hold or issue derivative financial instruments for trading or speculative purposes.  As of March 31, 2020, we do not have any derivative financial instruments.

Exchange Rate Risk

We have exchange rate exposure, primarily, with respect to the Canadian Dollar, the Euro, the British Pound, the Polish Zloty, the Mexican Peso, the Taiwan Dollar, the Chinese Yuan Renminbi and the Hong Kong Dollar.  As of March 31, 2020 and December 31, 2019, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore, the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows.  This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the incremental effect of such a change on our foreign currency denominated revenues.

Interest Rate Risk

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements.  We invest our excess cash in highly liquid short-term investments.  Substantially all of our debt is variable rate debt as of March 31, 2020 and December 31, 2019.

In addition, we are party to several supply chain financing arrangements, in which we may sell certain of our customers’ trade accounts receivable to such customers’ financial institutions.  We sell our undivided interests in certain of these receivables at our discretion when we determine that the cost of these arrangements is less than the cost of servicing our receivables with existing debt.  During the three months ended March 31, 2020, we sold $150.2 million of receivables.  Depending upon the level of sales of receivables pursuant these agreements, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the margin rate may have an approximate $1.5 million negative impact on our earnings or cash flows during the three months ended March 31, 2020.  The charge related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations.

Other than the aforementioned, there have been no significant changes to the information presented in Item 7A (Market Risk) of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

During the quarter ended March 31, 2020, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  We have, however, made minor adjustments to existing internal controls to certain check signing authorizations and the manner of evidencing approvals as a result of the “shelter in place” requirements of the COVID-19 pandemic.

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

ITEM 1A.	RISK FACTORS

There have been no material changes to the risks previously disclosed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, except as described below.

Our business, results of operations and financial condition could be materially adversely affected by the effects of widespread public health crises, including the novel coronavirus (COVID-19) pandemic, that are beyond our control.

The outbreak of the novel coronavirus (COVID-19) in countries in which we operate, including the United States, Mexico, Canada, Poland, the U.K. and China, could have a material adverse effect on our business, results of operations and financial condition.  Ultimately, the duration and severity of the pandemic may vary depending on the characteristics of the virus and the public health response; therefore, the nature and extent of its impact on our business and operations may be uncertain and beyond our control.  Our sales could decrease as a result of a decrease in customer demand for our products as a result of the COVID-19 pandemic, as well as a deterioration of general economic conditions, including a possible national or global recession, and we can provide no assurance that any decrease in sales will be offset by increased sales in the future.  In April 2020, we experienced a softening in customer demand for our products.  If our sales continue to decrease, we could be required to reduce production volumes further and implement cost reduction and cash preservation initiatives, including potential reductions in capital expenditures and employee furloughs.

Index
In certain countries in which we operate, national, state and local governments have implemented a variety of measures in response to the COVID-19 pandemic, including by declaring states of emergency, restricting people from gathering in groups or interacting within a certain physical distance (i.e., social distancing), restricting or limiting the operations of businesses deemed to be non-essential, and imposing travel restrictions on individuals, including restrictions requiring individuals to stay at their place of residence except to perform certain activities deemed to be essential.  Although we have been able to continue to perform, with certain modifications, all of the material operations performed at all of our principal facilities, we can provide no assurances that we will be able to continue to perform such operations in the future without disruption, such as temporary closures, as a result of new or modifications to existing governmental measures in response to the COVID-19 pandemic.  In particular, the Mexican government implemented certain measures in March 2020 that resulted in the temporary closure of all of our manufacturing facilities in Reynosa, Mexico.  As of the filing of this Report, these facilities are operational.  Any restrictions or limitations on our ability to perform such operations in the future without disruption, such as temporary closures, as a result of governmental measures in response to the pandemic could have a material adverse effect on our business, results of operations and financial condition.

The COVID-19 pandemic could cause material disruptions to our business and operations as a result of worker absenteeism due to illness or other factors, and the implementation of various exposure-reducing and infection prevention measures, such as cleaning and disinfecting measures, social distancing, staggered work shifts and reduced operations and production volumes.  We have had to temporarily suspend operations to clean and disinfect areas within our facilities where employees, who later tested positive or exhibited symptoms of COVID-19 performed work.  Depending on the extent and duration of these disruptions, and their effects on our business and operations, our costs could increase, including our costs to address the health and safety of our employees, our ability to manufacture and distribute product to satisfy demand for our products could be adversely impacted and, as a result, our business, financial condition and results of operations could be materially adversely affected.

Furthermore, the COVID-19 pandemic could have a material adverse effect on the business, operations and financial condition of our customers, suppliers and other supply chain partners as a result of the governmental measures described above, disruptions to their business and operations for reasons similar to those described above, and their ability to manage and mitigate the adverse effects of these and other risks unique to their business and operations that may arise as a result of the pandemic.

Index
ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to the Company’s purchases of its common stock for the first quarter of 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (2)

January 1 – 31, 2020	—	$—	—	$—
February 1 – 29, 2020	—	—	—	—
March 1 – 31, 2020	222,741	39.18	222,741	11,273,830
Total	222,741	$39.18	222,741	$11,273,830

(1)	All shares were purchased through the publicly announced stock repurchase programs in open-market transactions.

(2)
In March 2020, our Board of Directors authorized the purchase of up $20 million of our common stock under a stock repurchase program.  Stock will be purchased from time to time, in the open market or through private transactions, as market conditions warrant.  Under this program, during the three months ended March 31, 2020, we repurchased 222,741 shares of our common stock at a total cost of $8.7 million.  As of March 31, 2020, there was approximately $11.3 million available for future stock purchases under the program.  Our last common stock repurchase was made on March 20, 2020.  In April 2020, in response to the impact of the COVID-19 pandemic on our business, our Board of Directors approved to temporarily suspend our stock repurchases until further notice.

ITEM 5.	OTHER INFORMATION

As part of the cost reduction measures implemented by us in response to the impact of the COVID-19 pandemic on our business, our Board of Directors approved to temporarily (a) reduce base salaries of our Office of Chief Executive (i.e., the Executive Chairman, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and Chief Commercial Officer) by 25%, (b) reduce the base salaries of our other executives by 10%, (c) reduce non-employee directors’ annual cash and equity retainers by 25%, and (d) suspend our quarterly cash dividend payments and stock repurchases until further notice. We continue to analyze our cost structure and may implement additional cost reduction measures as may be necessary due to the on-going economic challenges resulting from the COVID-19 pandemic.

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

STANDARD MOTOR PRODUCTS, INC.
(Registrant)

Date: April 30, 2020	/s/ Nathan R. Iles
Nathan R. Iles
Chief Financial Officer
(Principal Financial and Accounting Officer)