Form 10-Q
period 2020-06-30
STANDARD MOTOR PRODUCTS, INC.
filed 2020-07-30
CIK 93389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2020

or

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
Yes ☐     No ☑

As of the close of business on July 27, 2020, there were 22,348,271 outstanding shares of the registrant’s Common Stock, par value $2.00 per share.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

Index
PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2020	2019	2020	2019
	(Unaudited)		(Unaudited)

Net sales	$247,939	$305,172	$502,241	$588,938
Cost of sales	183,581	216,267	367,488	422,070
Gross profit	64,358	88,905	134,753	166,868
Selling, general and administrative expenses	48,328	60,536	104,201	120,536
Restructuring and integration expenses	9	644	214	644
Other income (expense), net	—	3	6	(3)
Operating income	16,021	27,728	30,344	45,685
Other non-operating income, net	602	1,411	78	2,057
Interest expense	772	1,722	1,645	2,811
Earnings from continuing operations before taxes	15,851	27,417	28,777	44,931
Provision for income taxes	4,009	6,862	7,314	11,272
Earnings from continuing operations	11,842	20,555	21,463	33,659
Loss from discontinued operations, net of income taxes	(875)	(1,123)	(1,869)	(2,011)
Net earnings	$10,967	$19,432	$19,594	$31,648

Per Share Data:
Net earnings per common share – Basic:
Earnings from continuing operations	$0.53	$0.92	$0.96	$1.50
Discontinued operations	(0.04)	(0.05)	(0.08)	(0.09)
Net earnings per common share – Basic	$0.49	$0.87	$0.88	$1.41

Net earnings per common share – Diluted:
Earnings from continuing operations	$0.52	$0.90	$0.94	$1.47
Discontinued operations	(0.04)	(0.05)	(0.08)	(0.09)
Net earnings per common share – Diluted	$0.48	$0.85	$0.86	$1.38

Dividend declared per share	$—	$0.23	$0.25	$0.46

Average number of common shares	22,330,476	22,328,292	22,384,281	22,374,785
Average number of common shares and dilutive common shares	22,718,680	22,795,677	22,793,606	22,857,435

See accompanying notes to consolidated financial statements (unaudited).

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
	(Unaudited)		(Unaudited)

Net earnings	$10,967	$19,432	$19,594	$31,648
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,877	398	(4,424)	1,093
Pension and postretirement plans	(4)	(5)	(8)	(10)
Total other comprehensive income (loss), net of tax	1,873	393	(4,432)	1,083
Comprehensive income	$12,840	$19,825	$15,162	$32,731

See accompanying notes to consolidated financial statements (unaudited).

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,510	$10,372
Accounts receivable, less allowances for discounts and doubtful accounts of $5,774 and $5,212 for 2020 and 2019, respectively	184,518	135,516
Inventories	353,315	368,221
Unreturned customer inventories	18,868	19,722
Prepaid expenses and other current assets	10,687	15,602
Total current assets	589,898	549,433

Property, plant and equipment, net of accumulated depreciation of $205,897 and $199,476 for 2020 and 2019, respectively	88,022	89,649
Operating lease right-of-use assets	32,536	36,020
Goodwill	77,593	77,802
Other intangibles, net	60,594	64,861
Deferred income taxes	37,040	37,272
Investments in unconsolidated affiliates	39,319	38,858
Other assets	19,763	18,835
Total assets	$944,765	$912,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$85,000	$52,460
Current portion of other debt	6,084	4,456
Accounts payable	72,133	92,535
Sundry payables and accrued expenses	33,518	38,819
Accrued customer returns	64,803	44,116
Accrued core liability	19,440	24,357
Accrued rebates	35,550	26,072
Payroll and commissions	21,078	26,649
Total current liabilities	337,606	309,464

Long-term debt	108	129
Noncurrent operating lease liabilities	25,148	28,376
Other accrued liabilities	23,539	20,837
Accrued asbestos liabilities	47,708	49,696
Total liabilities	434,109	408,502
Commitments and contingencies

Stockholders’ equity:
Common stock – par value $2.00 per share:
Authorized – 30,000,000 shares; issued 23,936,036 shares	47,872	47,872
Capital in excess of par value	104,128	102,742
Retained earnings	431,416	417,437
Accumulated other comprehensive income	(13,021)	(8,589)
Treasury stock – at cost (1,587,765 shares and 1,477,594 shares in 2020 and 2019, respectively)	(59,739)	(55,234)
Total stockholders’ equity	510,656	504,228
Total liabilities and stockholders’ equity	$944,765	$912,730

See accompanying notes to consolidated financial statements (unaudited).

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Six Months Ended June 30,
	2020	2019
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$19,594	$31,648
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	12,877	12,744
Amortization of deferred financing cost	114	113
Increase to allowance for doubtful accounts	376	337
Increase to inventory reserves	3,048	1,552
Equity income from joint ventures	(429)	(2,047)
Employee stock ownership plan allocation	1,150	1,260
Stock-based compensation	3,306	3,848
Decrease in deferred income taxes	232	2,547
Loss on discontinued operations, net of tax	1,869	2,011
Change in assets and liabilities:
Increase in accounts receivable	(51,326)	(26,622)
(Increase) decrease in inventories	12,725	(19,691)
(Increase) decrease in prepaid expenses and other current assets	5,664	(6,406)
Decrease in accounts payable	(21,804)	(6,994)
Increase (decrease) in sundry payables and accrued expenses	14,788	(7,545)
Net change in other assets and liabilities	(3,069)	(6,261)
Net cash used in operating activities	(885)	(19,506)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and investments in businesses	—	(38,427)
Net proceeds from sale of Grapevine, Texas facility	—	4,801
Capital expenditures	(9,026)	(7,578)
Other investing activities	6	46
Net cash used in investing activities	(9,020)	(41,158)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line-of-credit agreements	32,540	86,311
Net borrowings (payments) of other debt and capital lease obligations	1,809	(355)
Purchase of treasury stock	(8,726)	(10,738)
Increase in overdraft balances	1,818	1,691
Dividends paid	(5,615)	(10,296)
Net cash provided by financing activities	21,826	66,613
Effect of exchange rate changes on cash	217	332
Net increase in cash and cash equivalents	12,138	6,281
CASH AND CASH EQUIVALENTS at beginning of period	10,372	11,138
CASH AND CASH EQUIVALENTS at end of period	$22,510	$17,419

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,561	$2,516
Income taxes	$1,030	$13,785

See accompanying notes to consolidated financial statements (unaudited).

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended June 30, 2020
(Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
(In thousands)
Balance at March 31, 2020	$47,872	$104,245	$420,449	$(14,894)	$(61,059)	$496,613
Net earnings	—	—	10,967	—	—	10,967
Other comprehensive income, net of tax	—	—	—	1,873	—	1,873
Cash dividends paid	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—
Stock-based compensation	—	(117)	—	—	1,320	1,203

Balance at June 30, 2020	$47,872	$104,128	$431,416	$(13,021)	$(59,739)	$510,656

Three Months Ended June 30, 2019
(Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
(In thousands)
Balance at March 31, 2019	$47,872	$104,467	$387,170	$(8,904)	$(57,565)	$473,040
Net earnings	—	—	19,432	—	—	19,432
Other comprehensive income, net of tax	—	—	—	393	—	393
Cash dividends paid	—	—	(5,137)	—	—	(5,137)
Purchase of treasury stock	—	—	—	—	(4,411)	(4,411)
Stock-based compensation	—	880	—	—	1,068	1,948

Balance at June 30, 2019	$47,872	$105,347	$401,465	$(8,511)	$(60,908)	$485,265

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2020
(Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
(In thousands)
Balance at December 31, 2019	$47,872	$102,742	$417,437	$(8,589)	$(55,234)	$504,228
Net earnings	—	—	19,594	—	—	19,594
Other comprehensive income, net of tax	—	—	—	(4,432)	—	(4,432)
Cash dividends paid	—	—	(5,615)	—	—	(5,615)
Purchase of treasury stock	—	—	—	—	(8,726)	(8,726)
Stock-based compensation	—	756	—	—	2,550	3,306
Employee Stock Ownership Plan	—	630	—	—	1,671	2,301

Balance at June 30, 2020	$47,872	$104,128	$431,416	$(13,021)	$(59,739)	$510,656

Six Months Ended June 30, 2019
(Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
(In thousands)
Balance at December 31, 2018	$47,872	$102,470	$380,113	$(9,594)	$(53,660)	$467,201
Net earnings	—	—	31,648	—	—	31,648
Other comprehensive income, net of tax	—	—	—	1,083	—	1,083
Cash dividends paid	—	—	(10,296)	—	—	(10,296)
Purchase of treasury stock	—	—	—	—	(10,738)	(10,738)
Stock-based compensation	—	2,132	—	—	1,716	3,848
Employee Stock Ownership Plan	—	745	—	—	1,774	2,519

Balance at June 30, 2019	$47,872	$105,347	$401,465	$(8,511)	$(60,908)	$485,265

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

Note 2.  Summary of Significant Accounting Policies

The preparation of consolidated annual and quarterly financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods.  We have made a number of estimates and assumptions in the preparation of these consolidated financial statements.  We can give no assurances that actual results will not differ from those estimates.  Although we do not believe that there is a reasonable likelihood that there will be a material change in the future estimates, or in the assumptions that we use in calculating the estimates, the uncertain future effects of the COVID-19 pandemic based upon the volatility, uncertainty and potential economic disruption caused by the pandemic, and other unforeseen changes in the industry, or business, could materially impact the estimates, and may have a material adverse effect on our business, financial condition and results of operations.  Some of the more significant estimates include allowances for doubtful accounts, cash discounts, valuation of inventory, valuation of long-lived assets, goodwill and other intangible assets, depreciation and amortization of long-lived assets, product liability exposures, asbestos, environmental and litigation matters, valuation of deferred tax assets, share based compensation and sales returns and other allowances.

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

Standards that are not yet adopted as of June 30, 2020

The following table provides a brief description of recently issued accounting pronouncements that have not yet been adopted as of June 30, 2020, and that could have an impact on our financial statements:

Standard	Description	Date of adoption / Effective date	Effects on the financial statements or other significant matters

ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
This standard is intended to simplify the accounting for income taxes by removing certain ASC Topic 740 exceptions in performing intra-period tax allocations among income statement components, in calculating certain deferred tax liabilities related to outside basis differences, and in calculating income taxes in interim periods with year-to-date losses. In addition, this standard is also intended to improve consistency and add simplification by clarifying and amending the reporting of franchise taxes and other taxes partially based on income, the recognition of deferred income taxes related to the step-up in tax basis goodwill, and the reporting in interim periods of the recognition of the enactment of tax laws or rate changes.
January 1, 2021, with early adoption permitted
The new standard clarifies the accounting for income taxes in certain technical areas that will not impact all companies.  Although we currently believe that the technical clarifications in the new standard will not materially impact our accounting for income taxes, our consolidated financial statements and related disclosures upon adoption, we are currently evaluating its potential impact.  The new standard can be applied on a prospective basis in certain instances and in other instances on a retrospective or modified retrospective basis.

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
This standard is intended to provide optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The new standard is applicable to contracts that reference LIBOR, or another reference rate, expected to be discontinued due to reference rate reform.
Effective March 12, 2020 through December 31, 2022
The new standard may be applied as of the beginning of an interim period that includes March 12, 2020 through December 31, 2022.  As certain of our contracts reference LIBOR, including our revolving credit facility and supply chain financing arrangements, we are currently reviewing the optional guidance in the standard to determine its impact upon the discontinuance of LIBOR.  At this time, we do not believe that the new guidance, nor the discontinuance of LIBOR, will have a material impact on our consolidated financial statements and related disclosures.

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

Incremental net sales from the acquired Pollak business were $9.5 million for the three months ended March 31, 2020, and were included in our consolidated statements of operations for the six months ended June 30, 2020.

Note 4.  Restructuring and Integration Expenses

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of December 31, 2019 and June 30, 2020 and activity for the six months ended June 30, 2020 consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2019	$336	$—	$336
Restructuring and integration costs:
Amounts provided for during 2020	—	214	214
Cash payments	(60)	(214)	(274)
Exit activity liability at June 30, 2020	$276	$—	$276

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

The Plant Rationalization Program has been completed.  Cash payments made of $34,000 during the six months ended June 30, 2020, and the remaining aggregate liability related to the program as of June 30, 2020 of $142,000 consists of severance payments to former Temperature Control employees.

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

The Orlando Plant Rationalization Program has been completed.  Cash payments made of $26,000 during the six months ended June 30, 2020, and the remaining aggregate liability related to the program as of June 30, 2020 of $134,000 consists of severance payments to former Engine Management employees.

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

The Pollak Relocation has been completed.  Integration expense recognized and cash payments made of $214,000 during the six months ended June 30, 2020 related to residual relocation activities in our Engine Management segment. There is no remaining aggregate liability related to the Pollak Relocation as of June 30, 2020.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Pursuant to these agreements, we sold $147.7 million and $297.9 million of receivables during the three months and six months ended June 30, 2020, respectively, and $190 million and $361 million for the comparable periods in 2019, all of which were reflected as a reduction of accounts receivable in the consolidated balance sheet at the time of sale.  A charge in the amount of $3.1 million and $5.9 million related to the sale of receivables was included in selling, general and administrative expense in our consolidated statements of operations for the three months and six months ended June 30, 2020, respectively, and $6.4 million and $12.1 million for the comparable periods in 2019.

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

Note 6.  Inventories

Inventories, which are stated at the lower of cost (determined by means of the first-in, first-out method) and net realizable value, consist of the following:

	June 30, 2020	December 31, 2019
	(In thousands)
Finished goods	$216,541	$241,472
Work in process	12,659	11,138
Raw materials	124,115	115,611
Subtotal	353,315	368,221
Unreturned customer inventories	18,868	19,722
Total inventories	$372,183	$387,943

Note 7.  Acquired Intangible Assets

Acquired identifiable intangible assets consist of the following:

	June 30, 2020	December 31, 2019
	(In thousands)
Customer relationships	$111,409	$111,692
Trademarks and trade names	6,980	6,980
Non-compete agreements	3,264	3,276
Patents	723	723
Supply agreements	800	800
Leaseholds	160	160
Total acquired intangible assets	123,336	123,631
Less accumulated amortization (1)	(63,435)	(59,431)
Net acquired intangible assets	$59,901	$64,200

(1)	Applies to all intangible assets, except for trademarks and trade names totaling $5.2 million, which have indefinite useful lives and, as such, are not being amortized.

Total amortization expense for acquired intangible assets was $2 million and $4.1 million for the three months and six months ended June 30, 2020, respectively, and $2.1 million and $3.9 million for the comparable periods in 2019.  Based on the current estimated useful lives assigned to our intangible assets, amortization expense is estimated to be $4.1 million for the remainder of 2020, $6.8 million in 2021, $5.2 million in 2022, $4.9 million in 2023 and $33.7 million in the aggregate for the years 2024 through 2034.

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

The following tables provide quantitative disclosures related to our operating leases (in thousands):

Balance Sheet Information	June 30, 2020	December 31, 2019
Assets
Operating lease right-of-use assets	$32,536	$36,020

Liabilities
Sundry payables and accrued expenses	$8,555	$8,739
Noncurrent operating lease liabilities	25,148	28,376
Total operating lease liabilities	$33,703	$37,115

Weighted Average Remaining Lease Term
Operating leases	5.3 Years	5.6 Years

Weighted Average Discount Rate
Operating leases	3.7%	3.7%

	Three Months Ended June 30,
Expense and Cash Flow Information	2020	2019
Lease Expense
Operating lease expense (a)	$2,303	$2,210

	Six Months Ended June 30,
	2020	2019
Lease Expense
Operating lease expense (a)	$4,616	$4,434

Supplemental Cash Flow Information
Cash paid for the amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,544	$4,239
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$380	$744

(a)
Excludes expenses of approximately $0.5 million and $0.9 million for the three and six months ended June 30, 2020, respectively, and approximately $0.6 million and $1.1 million for the comparable periods in 2019, respectively, related to non-lease components such as maintenance, property taxes, etc., and operating lease expense for leases with an initial term of 12 months or less, which is not material.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Minimum Lease Payments

At June 30, 2020, we are obligated to make minimum lease payments through 2028, under operating leases, which are as follows (in thousands):

2020	$4,461
2021	8,421
2022	7,020
2023	5,685
2024	3,881
Thereafter	7,844
Total lease payments	$37,312
Less: Interest	(3,609)
Present value of lease liabilities	$33,703

Note 9.  Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	June 30, 2020	December 31, 2019
	(In thousands)
Revolving credit facilities	$85,000	$52,460
Other (1)	6,192	4,585
Total debt	$91,192	$57,045

Current maturities of debt	$91,084	$56,916
Long-term debt	108	129
Total debt	$91,192	$57,045

(1)
Other includes borrowings under our Polish overdraft facility of Zloty 24.1 million (approximately $6 million) and Zloty 16.7 million (approximately $4.4 million) as of June 30, 2020 and December 31, 2019, respectively.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
In April 2020, we borrowed an additional $75 million under the amended credit agreement.  The borrowing was made as a precautionary measure to increase our cash position and preserve financial flexibility in light of the uncertainty in the global markets resulting from the COVID-19 pandemic. In June 2020, we repaid the additional $75 million of borrowed funds.

After taking into account outstanding borrowings under the amended credit agreement, there was an additional $146.4 million available for us to borrow pursuant to the formula at June 30, 2020.  Outstanding borrowings under the amended credit agreement, which are classified as current liabilities, were $85 million and $52.5 million at June 30, 2020 and December 31, 2019, respectively; while letters of credit outstanding under the credit agreement were $3.1 million at June 30, 2020 and December 31, 2019.  Borrowings under the credit agreement have been classified as current liabilities based upon accounting rules and certain provisions in the agreement.

At June 30, 2020, the weighted average interest rate on our amended credit agreement was 1.4%, which consisted of $85 million in direct borrowings. At December 31, 2019, the weighted average interest rate on our amended credit agreement was 3.5%, which consisted of $40 million in direct borrowings at 2.3% and an alternative base rate loan of $12.5 million at 5%.  During the six months ended June 30, 2020, our average daily alternative base rate loan balance was $1.7 million, compared to a balance of $1.6 million for the six months ended June 30, 2019 and a balance of $1.7 million for the year ended December 31, 2019.

At any time that our borrowing availability is less than the greater of either (a) $25 million, or 10% of the commitments if fixed assets are not included in the borrowing base, or (b) $31.25 million, or 12.5% of the commitments if fixed assets are included in the borrowing base, the terms of the amended credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain a fixed charge coverage ratio of 1:1 at the end of each fiscal quarter (rolling four quarters).  As of June 30, 2020, we were not subject to these covenants.  The amended credit agreement permits us to pay cash dividends of $20 million and make stock repurchases of $20 million in any fiscal year subject to a minimum availability of $25 million.  Provided specific conditions are met, the amended credit agreement also permits acquisitions, permissible debt financing, capital expenditures, and cash dividend payments and stock repurchases of greater than $20 million.

Polish Overdraft Facility

Our Polish subsidiary, SMP Poland sp. z.o.o., has entered into an overdraft facility with HSBC France (Spolka Akcyjna) Oddzial w Polsce, formerly HSBC Bank Polska S.A., for Zloty 30 million (approximately $7.5 million).  The facility, as amended, expires in December 2020.  Borrowings under the overdraft facility will bear interest at a rate equal to WIBOR + 0.75% and are guaranteed by Standard Motor Products, Inc., the ultimate parent company.  At June 30, 2020 and December 31, 2019, borrowings under the overdraft facility were Zloty 24.1 million (approximately $6 million) and Zloty 16.7 million (approximately $4.4 million), respectively.

Deferred Financing Costs

We had deferred financing costs of $0.7 million and $0.9 million as of  June 30, 2020 and December 31, 2019, respectively.  Deferred financing costs are related to our revolving credit facility.  Deferred financing costs as of June 30, 2020 are being amortized in the amounts of $0.1 million for the remainder of 2020, $0.2 million in 2021, $0.2 million in 2022, and $0.2 million in 2023.

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

Our restricted and performance-based share activity was as follows for the six months ended June 30, 2020:

	Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2019	852,540	$35.26
Granted	8,000	33.09
Vested	(59,086)	32.56
Forfeited	(6,150)	43.74
Balance at June 30, 2020	795,304	$35.41

We recorded compensation expense related to restricted shares and performance-based shares of $3 million ($2.2 million, net of tax) and $3.4 million ($2.5 million, net of tax) for the six months ended June 30, 2020 and 2019, respectively. The unamortized compensation expense related to our restricted and performance-based shares was $11.9 million at June 30, 2020, and is expected to be recognized as they vest over a weighted average period of 4.4 years and 0.8 years for employees and directors, respectively.

Note 11. Employee Benefits

We provide certain medical and dental care benefits to 16 former U.S. union employees.  The postretirement medical and dental benefit obligation to the former union employees as of June 30, 2020, and the related net periodic benefit cost for the plan for the three and six months ended June 30, 2020 and 2019 were not material.

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

We also have an Employee Stock Ownership Plan and Trust for employees who are not covered by a collective bargaining agreement.  In connection therewith, we maintain an employee benefits trust to which we contribute shares of treasury stock.  We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under the plan. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released.  The trustees will vote the shares in accordance with their fiduciary duties.  During the six months ended June 30, 2020, we contributed to the trust an additional 44,700 shares from our treasury and released 44,700 shares from the trust leaving 200 shares remaining in the trust as of June 30, 2020.

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
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 13. Earnings Per Share

The following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and dilutive net earnings per common share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic Net Earnings Per Common Share:
Earnings from continuing operations	$11,842	$20,555	$21,463	$33,659
Loss from discontinued operations	(875)	(1,123)	(1,869)	(2,011)
Net earnings available to common stockholders	$10,967	$19,432	$19,594	$31,648

Weighted average common shares outstanding	22,330	22,328	22,384	22,375

Earnings from continuing operations per common share	$0.53	$0.92	$0.96	$1.50
Loss from discontinued operations per common share	(0.04)	(0.05)	(0.08)	(0.09)
Basic net earnings per common share	$0.49	$0.87	$0.88	$1.41

Diluted Net Earnings Per Common Share:
Earnings from continuing operations	$11,842	$20,555	$21,463	$33,659
Loss from discontinued operations	(875)	(1,123)	(1,869)	(2,011)
Net earnings available to common stockholders	$10,967	$19,432	$19,594	$31,648

Weighted average common shares outstanding	22,330	22,328	22,384	22,375
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock and performance-based stock	389	468	410	482
Weighted average common shares outstanding – Diluted	22,719	22,796	22,794	22,857

Earnings from continuing operations per common share	$0.52	$0.90	$0.94	$1.47
Loss from discontinued operations per common share	(0.04)	(0.05)	(0.08)	(0.09)
Diluted net earnings per common share	$0.48	$0.85	$0.86	$1.38

The shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Restricted and performance-based shares	261	248	257	242

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
The following tables show our net sales, intersegment revenue and operating income for each reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Sales (a)
Engine Management	$173,153	$218,042	$374,271	$431,231
Temperature Control	72,392	84,406	123,834	153,330
All Other	2,394	2,724	4,136	4,377
Consolidated	$247,939	$305,172	$502,241	$588,938

Intersegment Revenue (a)
Engine Management	$2,666	$4,921	$6,680	$10,270
Temperature Control	1,387	1,786	2,778	3,719
All Other	(4,053)	(6,707)	(9,458)	(13,989)
Consolidated	$—	$—	$—	$—

Operating Income
Engine Management	$16,722	$25,709	$38,155	$48,053
Temperature Control	3,967	7,154	3,619	9,204
All Other	(4,668)	(5,135)	(11,430)	(11,572)
Consolidated	$16,021	$27,728	$30,344	$45,685

(a)	Segment net sales include intersegment sales in our Engine Management and Temperature Control segments.

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

The following tables provide disaggregation of net sales information for the three months and six months ended June 30, 2020 and 2019 (in thousands):

Three months ended June 30, 2020 (a)	Engine Management	Temperature Control	Other (b)	Total
Geographic Area:
United States	$153,891	$69,770	$—	$223,661
Canada	4,525	2,257	2,394	9,176
Mexico	3,409	41	—	3,450
Europe	2,526	75	—	2,601
Other foreign	8,802	249	—	9,051
Total	$173,153	$72,392	$2,394	$247,939

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Three months ended June 30, 2020 (a)	Engine Management	Temperature Control	Other (b)	Total
Major Product Group:
Ignition, emission control, fuel and safety related system products	$142,787	$—	$1,841	$144,628
Wire and cable	30,366	—	14	30,380
Compressors	—	44,878	493	45,371
Other climate control parts	—	27,514	46	27,560
Total	$173,153	$72,392	$2,394	$247,939
Major Sales Channel:
Aftermarket	$141,476	$66,437	$2,394	$210,307
OE/OES	28,351	5,696	—	34,047
Export	3,326	259	—	3,585
Total	$173,153	$72,392	$2,394	$247,939

Three months ended June 30, 2019 (a)	Engine Management	Temperature Control	Other (b)	Total
Geographic Area:
United States	$194,127	$80,655	$—	$274,782
Canada	6,736	3,311	2,724	12,771
Mexico	4,879	208	—	5,087
Europe	3,577	117	—	3,694
Other foreign	8,723	115	—	8,838
Total	$218,042	$84,406	$2,724	$305,172
Major Product Group:
Ignition, emission control, fuel and safety related system products	$181,831	$—	$1,492	$183,323
Wire and cable	36,211	—	(68)	36,143
Compressors	—	52,493	792	53,285
Other climate control parts	—	31,913	508	32,421
Total	$218,042	$84,406	$2,724	$305,172
Major Sales Channel:
Aftermarket	$177,154	$75,331	$2,724	$255,209
OE/OES	35,966	8,641	—	44,607
Export	4,922	434	—	5,356
Total	$218,042	$84,406	$2,724	$305,172

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Six months ended June 30, 2020 (a)	Engine Management	Temperature Control	Other (b)	Total
Geographic Area:
United States	$328,270	$117,646	$—	$445,916
Canada	11,114	5,398	4,136	20,648
Mexico	9,523	100	—	9,623
Europe	5,874	198	—	6,072
Other foreign	19,490	492	—	19,982
Total	$374,271	$123,834	$4,136	$502,241
Major Product Group:
Ignition, emission control, fuel and safety related system products	$307,313	$—	$3,325	$310,638
Wire and cable	66,958	—	(8)	66,950
Compressors	—	70,226	351	70,577
Other climate control parts	—	53,608	468	54,076
Total	$374,271	$123,834	$4,136	$502,241
Major Sales Channel:
Aftermarket	$302,059	$110,831	$4,136	$417,026
OE/OES	63,471	12,475	—	75,946
Export	8,741	528	—	9,269
Total	$374,271	$123,834	$4,136	$502,241

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Six months ended June 30, 2019 (a)	Engine Management	Temperature Control	Other (b)	Total
Geographic Area:
United States	$382,021	$145,506	$—	$527,527
Canada	13,802	6,773	4,377	24,952
Mexico	9,367	363	—	9,730
Europe	6,674	274	—	6,948
Other foreign	19,367	414	—	19,781
Total	$431,231	$153,330	$4,377	$588,938
Major Product Group:
Ignition, emission control, fuel and safety related system products	$357,892	$—	$2,883	$360,775
Wire and cable	73,339	—	12	73,351
Compressors	—	92,304	532	92,836
Other climate control parts	—	61,026	950	61,976
Total	$431,231	$153,330	$4,377	$588,938
Major Sales Channel:
Aftermarket	$355,693	$135,872	$4,377	$495,942
OE/OES	65,106	16,516	—	81,622
Export	10,432	942	—	11,374
Total	$431,231	$153,330	$4,377	$588,938

(a)	Segment net sales include intersegment sales in our Engine Management and Temperature Control segments.

(b)
Other consists of the elimination of intersegment sales from our Engine Management and Temperature Control segments as well as sales from our Canadian business unit that does not meet the criteria of a reportable operating segment. Intersegment wire and cable sales for the six months ended June 30, 2020 and for the three months ended June 30, 2019 exceeded third party sales from our Canadian business unit.

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

Note 16. Commitments and Contingencies

Asbestos

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying statement of operations.  When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001, and the amounts paid for settlements, awards of asbestos-related damages, and defense of such claims.  At June 30, 2020, approximately 1,600 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through June 30, 2020, the amounts paid for settled claims are approximately $33.4 million.  We do not have insurance coverage for the indemnity and defense costs associated with the claims we face.

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

In accordance with our policy to perform an annual actuarial evaluation in the third quarter of each year, an updated actuarial study was performed as of August 31, 2019.  The results of the August 31, 2019 study included an estimate of our undiscounted liability for settlement payments and awards of asbestos-related damages, excluding legal costs and any potential recovery from insurance carriers, ranging from $52 million to $90.6 million for the period through 2064.  The change from the revised prior year study, which was performed in the fourth quarter of 2018, was a $5.3 million increase for the low end of the range and a $6.7 million increase for the high end of the range.  The increase in the estimated undiscounted liability from the revised prior year study at both the low end and high end of the range reflects our actual experience, our historical data and certain assumptions with respect to events that may occur in the future.  Based upon the results of the August 31, 2019 actuarial study, in September 2019, we increased our asbestos liability to $52 million, the low end of the range, and recorded an incremental pre-tax provision of $9.7 million in earnings (loss) from discontinued operations in the accompanying statement of operations.  Future legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operations in the accompanying statement of operations, are estimated, according to the updated study, to range from $50.6 million to $85.2 million for the period through 2064. As related to our potential asbestos-related liability, we were found liable for $7.6 million in compensatory damages as a defendant in a 2018 asbestos liability case in California.  We are pursuing all rights of appeal of this case.  Total operating cash outflows related to discontinued operations, which include settlements and legal costs, were $3.4 million and $5.1 million for the six months ended June 30, 2020 and 2019, respectively.

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

Warranties

We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time of the product depending on the nature of the product.  As of June 30, 2020 and 2019, we have accrued $26.5 million and $22.1 million, respectively, for estimated product warranty claims included in accrued customer returns. The accrued product warranty costs are based primarily on historical experience of actual warranty claims.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
The following table provides the changes in our product warranties (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance, beginning of period	$23,224	$22,694	$22,445	$19,636
Liabilities accrued for current year sales	22,795	24,283	44,862	50,679
Settlements of warranty claims	(19,522)	(24,891)	(40,810)	(48,229)
Balance, end of period	$26,497	$22,086	$26,497	$22,086

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

Index

Impact of the Novel Coronavirus (“COVID-19”)

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (COVID-19) a pandemic, which has spread globally and created significant volatility, uncertainty and economic disruption in many countries in which we operate, including the United States, Mexico, Canada, Poland, and China.  In certain countries in which we operate, national, state and local governments implemented a variety of measures in response to the COVID-19 pandemic that had the effect of restricting or limiting, among other activities, the operations of certain businesses.  While many of these measures have been eased, allowing for increased economic activity during the second quarter of 2020, there can be no assurances that restrictive measures will not be implemented again if the outbreak were to increase.

As we were declared an essential business under national and regional shelter-in place orders, our business operations have continued throughout the first six months of 2020.  During the three months ended March 31, 2020, our overall business remained relatively stable, with the effects of the COVID-19 pandemic weakening our sales in the second half of March 2020, as customer POS sales began to soften.  In April 2020, we experienced a significant reduction in customer demand for our products.  As many of the national and regional shelter-in-place orders were eased, our business began to rebound in May 2020.  The trend continued into June 2020 as we continued to experience an increase in incoming orders and increased demand for our products.  As we begin our third quarter of 2020, our business is improving to pre-COVID-19 levels with our customers' POS sales exceeding their comparable figures for 2019. Overall, our net sales for the three and six months ended June 30, 2020 have declined $57.2 million, or 18.8%, and $86.7 million, or 14.7%, respectively, compared to the three and six months ended June 30, 2019.  Our gross margins decreased to 26% in the second quarter of 2020, compared to 29.1% in the second quarter of 2019, and decreased to 26.8% in the first six months of 2020, compared to 28.3% in the first six months of 2019.

In response to the COVID-19 pandemic, we have established a committee, comprised of our executive officers, to oversee the Company’s risk identification, management and mitigation strategies regarding the impact of the pandemic on our business and operations.  Among the issues that are actively being managed by the committee are those relating to the duration, severity and scope of the pandemic, the impact of governmental measures in response to the pandemic, potentially declining customer demand for our products, the deterioration of general economic conditions, potential disruptions in our supply chain, the management of inventories and production volumes, cost reduction and cash preservation initiatives, and the enactment of policies and practices to ensure the health and safety of our employees, contractors and customers. The committee continues to meet on a regular basis, closely monitoring events related to the pandemic and any appropriate actions that may be taken.

During the second quarter of 2020, we implemented many cost reduction measures in response to the impact of the COVID-19 pandemic on our business, including the reduction of discretionary spending and the temporary reduction of production levels in several of our facilities in line with the lower customer demand levels, including the temporary closures of our facilities in Mexico and Canada. These facilities have since been reopened, and the production levels at all facilities have been adjusted to meet the increase in customer demand after considering current inventory levels and the stability of our supply chain.  We continue to closely monitor customer demand and inventory levels as we manage the production levels at all of our facilities.

Additionally, as part of the cost reduction measures implemented by us in response to the impact of the COVID-19 pandemic on our business, in April 2020, our Board of Directors approved to temporarily (a) reduce base salaries of our Office of Chief Executive (i.e., the Executive Chairman, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and Chief Commercial Officer) by 25%, (b) reduce the base salaries of our other executives by 10%, (c) reduce non-employee directors’ annual cash and equity retainers by 25%, and (d) suspend our quarterly cash dividend payments and stock repurchases until further notice. We continue to analyze our cost structure in response to the challenges arising from the COVID-19 pandemic, and we may implement additional cost reduction measures, or modify or terminate any prior cost reduction measures taken as general business conditions warrant.

Regarding the health and welfare of our employees, contractors and customers, we have implemented a number of policies and practices at all of our facilities.  We have provided personal protection equipment, including face masks and gloves, to all our employees and require their usage while at work, have installed plexiglas partitions where appropriate, and require temperature checks for all employees and visitors upon entering our facilities.  We have established protocols for individuals who have tested positive, and for employees who have symptoms or have been exposed to the virus.  All of our facilities are thoroughly cleaned and sanitized daily, and all state mandated protocols are followed as employees return to work after the lifting of shelter-in-place orders. The health and safety of our employees, vendors and visitors has always been and will continue to be our first priority.

Index
Finally, in April 2020, we borrowed $75 million under our amended credit agreement.  The borrowing was made as a precautionary measure to increase our cash position and preserve financial flexibility in light of the uncertainty in the global markets resulting from the COVID-19 pandemic.  In June 2020, we repaid the additional $75 million of borrowed funds.

The effects of the COVID-19 pandemic on our business, financial condition and results of operations in the third quarter of 2020 and future periods may continue to be significant based upon the significant volatility, uncertainty and potential economic disruption caused by the pandemic.

See “Interim Results of Operations” and Item 1A “Risk Factors” of this Report for a further discussion of the impact of the COVID-19 pandemic on our business, results of operations and financial condition.

Impact of CARES Act

In March 2020, the U.S. enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).  The CARES Act was passed to protect Americans from the public health and economic impacts of COVID-19.  The CARES Act provides for fast and direct assistance for American workers, families and small businesses, and preserves jobs for American industries. As related to the preservation of jobs for American industries, the CARES Act includes the enactment of an employee retention feature, a payroll tax deferral opportunity and, in certain instances, payroll support and business loans.

The payroll tax deferral opportunity in the CARES Act enables businesses to enhance their cash flow by permitting the cash deferral of the payment of the employer’s share of the Social Security tax they otherwise would be responsible for paying to the federal government with respect to their employees.  The amount of the cash deferral will be paid over the next two years, with 50% of the amount to be paid by December 31, 2021 and the remaining 50% by December 31, 2022.  In April 2020, we elected to defer our share of the employers’ Social Security tax relating to wages paid to our employees.  The total cash deferral as of June 30, 2020 is $1.7 million, which we plan to pay equally by December 31, 2021 and 2022.

The employee retention feature of the CARES Act enables employers to obtain a tax credit for wages paid to employees unable to provide services to the company as a result of COVID-19.  The tax credit is limited to 50% of up to $10,000 of wages per employee paid, or incurred, from March 13, 2020 through December 31, 2020.  Although our manufacturing facilities were deemed to be an essential business and continued to operate, our headquarters in Long Island City, New York were forced to close under the New York State shelter-in-place mandate by the governor.  We are currently reviewing the employee retention feature of the CARES Act to determine our eligibility for the 50% tax credit throughout the company.  Additionally, we are in the process of investigating eligibility for wage subsidies in Canada and Poland under local law.

Impact of Changes in U.S. Trade Policy

Changes in U.S. trade policy, particularly as it relates to China, as with much of our industry, have resulted in the assessment of increased tariffs on goods that we import into the United States.  Although our operating results for the first six months of 2020 have been slightly impacted by the timing of Chinese sourced products, we have taken, and continue to take, several actions to mitigate the impact of the increased tariffs, including but not limited to, price increases to our customers.  We do not anticipate that the increased tariffs will have a significant impact on our future operating results.  Although we are confident that we will be able to pass along the impact of the increased tariffs to our customers, there can be no assurances that we will be able to pass on the entire increased costs imposed by the tariffs.

Index

Interim Results of Operations:

Comparison of the Three Months Ended June 30, 2020 to the Three Months Ended June 30, 2019

Sales.  Consolidated net sales for the three months ended June 30, 2020 were $247.9 million, a decrease of $57.2 million, or 18.8%, compared to $305.2 million in the same period of 2019, with the majority of our net sales to customers located in the United States.  Consolidated net sales decreased in both our Engine Management and Temperature Control Segments.

The following table summarizes consolidated net sales by segment and by major product group within each segment for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020	2019
Engine Management:
Ignition, Emission Control, Fuel and Safety Related System Products	$142,787	$181,831
Wire and Cable.	30,366	36,211
Total Engine Management	173,153	218,042

Temperature Control:
Compressors	44,878	52,493
Other Climate Control Parts	27,514	31,913
Total Temperature Control	72,392	84,406

All Other	2,394	2,724

Total	$247,939	$305,172

Engine Management’s net sales decreased $44.9 million, or 20.6%, to $173.2 million for the three months ended June 30, 2020.  Net sales in ignition, emission control, fuel and safety related system products for the three months ended June 30, 2020 were $142.8 million, a decrease of $39 million, or 21.5%, compared to $181.8 million in the same period of 2019.  Net sales in the wire and cable product group for the three months ended June 30, 2020 were $30.4 million, a decrease of $5.8 million, or 16.1%, compared to $36.2 million in the three months ended June 30, 2019.  Engine Management’s decrease in net sales for the second quarter of 2020 compared to the same period in 2019 results primarily from the impact of the COVID-19 pandemic, and the impact of national and regional shelter-in-place orders.  As many of the national and regional shelter-in-place orders were eased, Engine Management’s net sales strengthened in May 2020, and continued into June 2020.

Temperature Control’s net sales decreased $12 million, or 14.2%, to $72.4 million for the three months ended June 30, 2020.  Net sales in the compressors product group for the three months ended June 30, 2020 were $44.9 million, a decrease of $7.6 million, or 14.5%, compared to $52.5 million in the same period of 2019.  Net sales in the other climate control parts product group for the three months ended June 30, 2020 were $27.5 million, a decrease of $4.4 million, or 13.8%, compared to $31.9 million in the three months ended June 30, 2019.  Temperature Control’s decrease in net sales for the second quarter of 2020 compared to the same period in 2019 results primarily from the impact of the COVID-19 pandemic, and the impact of national and regional shelter-in-place orders.  As many of the national and regional shelter-in-place orders were eased, Temperature Control’s net sales strengthened in May 2020, and continued into June 2020.  Demand for our Temperature Control products may vary significantly with summer weather conditions and customer inventory levels.

Gross Margins.  Gross margins, as a percentage of consolidated net sales, decreased to 26% in the second quarter of 2020, compared to 29.1% in the second quarter of 2019.  The following table summarizes gross margins by segment for the three months ended June 30, 2020 and 2019, respectively (in thousands):

Three Months Ended June 30,	Engine Management	Temperature Control	Other	Total
2020
Net sales	$173,153	$72,392	$2,394	$247,939
Gross margins	46,230	16,520	1,608	64,358
Gross margin percentage	26.7%	22.8%	—	26%

2019
Net sales	$218,042	$84,406	$2,724	$305,172
Gross margins	63,780	22,551	2,574	88,905
Gross margin percentage	29.3%	26.7%	—	29.1%

Index
Compared to the second quarter of 2019, gross margins at Engine Management decreased 2.6 percentage points from 29.3% to 26.7%, while gross margins at Temperature Control decreased 3.9 percentage points from 26.7% to 22.8%. The gross margin percentage decrease in Engine Management compared to the prior year primarily reflects the negative impact of lower year-over-year absorption due to lower sales levels and production volumes, and was also partly impacted by the negative impact of unfavorable product and customer mix.  The gross margin percentage decrease in Temperature Control compared to the prior year reflects primarily the negative impact of lower year-over-year absorption due to lower production volumes. The lower production volumes at both Engine Management and Temperature Control is reflective of the general slowdown in the worldwide economy caused by the COVID-19 pandemic, as we temporarily reduced production levels in several of our facilities in line with lower customer demand.  As customer demand began to increase during the second quarter of 2020, the production levels at all of our facilities have been adjusted to meet the increase in customer demand.  We continue to closely monitor customer demand and inventory levels as we manage the production levels at all of our facilities.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) were $48.3 million, or 19.5% of consolidated net sales, in the second quarter of 2020, as compared to $60.5 million, or 19.8% of consolidated net sales, in the second quarter of 2019.  The $12.2 million decrease in SG&A expenses as compared to the second quarter of 2019 is principally due to (1) lower selling, marketing and distribution costs associated with lower sales volumes, (2) lower costs incurred related to our accounts receivable supply chain financing arrangements resulting from lower sales volumes, as well as lower discount rates, (3) lower incentive compensation expenses and, (4) lower other general and administrative expenses resulting from the impact of our cost reduction measures implemented in the second quarter of 2020, including the reduction of discretionary spending.

Restructuring and Integration Expenses.  Restructuring and integration expenses for the second quarter of 2020 were $9,000 compared to restructuring and integration expenses of $0.6 million for the second quarter of 2019.  The restructuring and integration expenses incurred in the second quarter of 2020 and 2019 consist of costs related to residual relocation activities in our Engine Management segment in connection with our integration of the Pollak business of Stoneridge, Inc., acquired in April 2019.  As of June 30, 2020, all restructuring and integration initiatives have been substantially completed.

Operating Income.  Operating income decreased to $16 million in the second quarter of 2020, compared to $27.7 million in the second quarter of 2019.  The year-over-year decrease in operating income of $11.7 million is the result of the impact of lower consolidated net sales, and lower gross margins as a percentage of consolidated net sales, offset, in part, by lower SG&A expenses, and lower restructuring and integration expenses.

Other Non-Operating Income, Net.  Other non-operating income, net was $0.6 million in the second quarter of 2020, compared to $1.4 million in the second quarter of 2019.  The year-over-year decrease in other non-operating income, net results primarily from the decrease in year-over-year equity income from our joint ventures.  The lower year-over-year equity income from our joint ventures is reflective of the general slowdown in the worldwide economy caused by the COVID-19 pandemic.

Interest Expense.  Interest expense decreased to $0.8 million in the second quarter of 2020, compared to $1.7 million in the second quarter of 2019.  The year-over-year decrease in interest expense reflects the impact of lower year-over-year average interest rates on our revolving credit facility, and slightly lower average outstanding borrowings in 2020 when compared to 2019.

Income Tax Provision.  The income tax provision in the second quarter of 2020 was $4 million at an effective tax rate of 25.3% compared to $6.9 million at an effective tax rate of 25% for the same period in 2019.  The slightly higher effective tax rate in the second quarter of 2020 compared to the second quarter of 2019 results primarily from lower mix of foreign income from our joint ventures compared to our U.S. taxable income.

Index
Loss from Discontinued Operations.  During the second quarter of 2020 and 2019, the loss from discontinued operations, net of tax was $0.9 million and $1.1 million, respectively. The loss from discontinued operations, net of tax, reflects legal expenses associated with our asbestos-related liability.  As discussed more fully in Note 16, “Commitments and Contingencies” in the notes to our consolidated financial statements (unaudited), we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

For further information regarding the impact of the COVID-19 pandemic on our business, refer to the paragraphs entitled, “Impact of the Novel Coronavirus (COVID-19)” and “Impact of CARES Act,” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10Q.

Comparison of the Six Months Ended June 30, 2020 to the Six Months Ended June 30, 2019

Sales.  Consolidated net sales for the six months ended June 30, 2020 were $502.2 million, a decrease of $86.7 million, or 14.7%, compared to $588.9 million in the same period of 2019, with the majority of our net sales to customers in the United States.  Consolidated net sales decreased in both our Engine Management and Temperature Control Segments.

The following table summarizes consolidated net sales by segment and by major product group within each segment for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Engine Management:
Ignition, Emission Control, Fuel and Safety Related System Products	$307,313	$357,892
Wire and Cable	66,958	73,339
Total Engine Management	374,271	431,231

Temperature Control:
Compressors	70,226	92,304
Other Climate Control Parts	53,608	61,026
Total Temperature Control	123,834	153,330

All Other	4,136	4,377

Total	$502,241	$588,938

Engine Management’s net sales decreased $57 million, or 13.2%, to $374.3 million for the first six months of 2020.  Net sales in ignition, emission control, fuel and safety related system products for the six months ended June 30, 2020 were $307.3 million, a decrease of $50.6 million, or 14.1%, compared to $357.9 million in the same period of 2019.  Net sales in the wire and cable product group for the six months ended June 30, 2020 were $67 million, a decrease of $6.3 million, or 8.7%, compared to $73.3 million in the six months ended June 30, 2019.  In April 2019, we acquired certain assets and liabilities of the Pollak business of Stoneridge, Inc.  Incremental sales from our acquisition of the Pollak business of $9.5 million were included in the net sales of the ignition, emission control, fuel and safety related system products market for the six months ended June 30, 2020.  Excluding the incremental sales from the acquisition, net sales in the ignition, emission control, fuel and safety related system products market decreased $60.1 million, or 16.8%, and Engine Management net sales decreased $66.5 million, or 15.4%.  Engine Management’s decrease in net sales for the first six months of 2020 compared to the same period in 2019 results primarily from the impact of the COVID-19 pandemic and the impact of national and regional shelter-in-place orders related thereto; and to a lesser extent the impact of several pipeline orders from certain customers in the first quarter of 2019 that did not recur in the same period of 2020.  As many of the national and regional shelter-in-place orders were eased, Engine Management’s net sales strengthened in May 2020, and continued into June 2020.

Index
Temperature Control’s net sales decreased $29.5 million, or 19.2%, to $123.8 million for the first six months of 2020.  Net sales in the compressors product group for the six months ended June 30, 2020 were $70.2 million, a decrease of $22.1 million, or 23.9%, compared to $92.3 million in the same period of 2019.  Net sales in the other climate control parts product group for the six months ended June 30, 2020 were $53.6 million, a decrease of $7.4 million, or 12.1%, compared to $61 million in the six months ended June 30, 2019.  Temperature Control’s decrease in net sales for the first six months of 2020 compared to the same period in 2019 results from the impact of the COVID-19 pandemic and the impact of national and regional shelter-in-place orders related thereto; and to the impact of strong pre-season orders in the first quarter of 2019 that did not occur in the first quarter of 2020, which resulted from the impact of a somewhat mild summer in 2019 which left inventory levels at our customers higher than the prior year. As many of the national and regional shelter-in-place orders were eased, Temperature Control’s net sales strengthened in May, 2020, and continued into June 2020.  Demand for our Temperature Control products may vary significantly with summer weather conditions and customer inventory levels.

Gross Margins.  Gross margins, as a percentage of consolidated net sales, decreased to 26.8% in the first six months of 2020, compared to 28.3% during the same period in 2019.  The following table summarizes gross margins by segment for the six months ended June 30, 2020 and 2019, respectively (in thousands):

Six Months Ended June 30,	Engine Management	Temperature Control	Other	Total
2020
Net sales	$374,271	$123,834	$4,136	$502,241
Gross margins	102,935	28,616	3,202	134,753
Gross margin percentage	27.5%	23.1%	—	26.8%

2019
Net sales	$431,231	$153,330	$4,377	$588,938
Gross margins	123,473	38,742	4,653	166,868
Gross margin percentage	28.6%	25.3%	—	28.3%

Compared to the first six months of 2019, gross margins at Engine Management decreased 1.1 percentage points from 28.6% to 27.5%, while gross margins at Temperature Control decreased 2.2 percentage points from 25.3% to 23.1%.  The gross margin percentage decrease in Engine Management compared to the prior year primarily reflects the negative impact of lower year-over-year absorption due to lower sales levels and production volumes, and was also partly due to the negative impact of unfavorable product and customer mix.  The gross margin percentage decrease in Temperature Control compared to the prior year reflects primarily the negative impact of lower year-over-year absorption due to lower production volumes.  The lower production volumes at both Engine Management and Temperature Control is reflective of the general slowdown in the worldwide economy caused by the COVID-19 pandemic, as we temporarily reduced production levels in several of our facilities in line with lower customer demand.  As customer demand began to increase during the second quarter of 2020, the production levels at all of our facilities have been adjusted to meet the increase in customer demand.  We continue to closely monitor customer demand and inventory levels as we manage the production levels at all of our facilities.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) decreased to $104.2 million, or 20.7% of consolidated net sales, in the first six months of 2020, as compared to $120.5 million, or 20.5% of consolidated net sales in the first six months of 2019.  The $16.3 million decrease in SG&A expenses as compared to the second quarter of 2019 is principally due to (1) lower selling, marketing and distribution costs associated with lower sales volumes, (2) lower costs incurred related to our accounts receivable supply chain financing arrangements resulting from lower sales volumes, as well as lower discount rates, (3) lower incentive compensation expenses and, (4) lower other general and administrative expenses resulting from the impact of our cost reduction measures implemented in the second quarter of 2020, including the reduction of discretionary spending, all of which more than offset the impact of incremental expenses of $1.1 million from our April 2019 acquisition of certain assets and liabilities of the Pollak business of Stoneridge. Inc., including amortization of intangible assets acquired.

Index
Restructuring and Integration Expenses.  Restructuring and integration expenses for the six months ended June 30, 2020 were $0.2 million compared to restructuring and integration expenses of $0.6 million in the same period of 2019.  The restructuring and integration expenses incurred for the six months ended June 30, 2020 and 2019 consist of costs related to residual relocation activities in our Engine Management segment in connection with our integration of the Pollak business of Stoneridge, Inc., acquired in April 2019.  As of June 30, 2020, all restructuring and integration initiatives have been substantially completed.

Operating Income.  Operating income was $30.3 million in the first six months of 2020, compared to $45.7 million for the same period in 2019.  The year-over-year decrease in operating income of $15.4 million is the result of the impact of lower consolidated net sales, and lower gross margins as a percentage of consolidated net sales, offset, in part, by lower SG&A expenses and lower restructuring and integration expenses.

Other Non-Operating Income, Net.  Other non-operating income, net was $0.1 million in the first six months of 2020, compared to other non-operating income, net of $2.1 million in the first six months of 2019.  The year-over-year decrease in other non-operating income, net results primarily from the decrease in year-over-year equity income from our joint ventures and the unfavorable impact of changes in foreign currency exchange rates.  The lower year-over-year equity income from our joint ventures is reflective of the general slowdown in the worldwide economy caused by the COVID-19 pandemic.

Interest Expense.  Interest expense decreased to $1.6 million in the first six months of 2020, compared to $2.8 million for the same period in 2019.  The year-over-year decrease in interest expense reflects the impact of lower year-over-year average interest rates on our revolving credit facility, and slightly lower average outstanding borrowings in 2020 when compared to 2019.

Income Tax Provision.  The income tax provision for the six months ended June 30, 2020 was $7.3 million at an effective tax rate of 25.4%, compared to $11.3 million at an effective tax rate of 25.1% for the same period in 2019.  The slightly higher effective tax rate in the first six months of 2020 compared to the first six months of 2019 results primarily from lower mix of foreign income from our joint ventures compared to our U.S. taxable income.

Loss from Discontinued Operations.  During the first six months of 2020 and 2019, the loss from discontinued operations, net of tax was $1.9 million and $2 million, respectively.  The loss from discontinued operations, net of tax, reflects legal expenses associated with our asbestos-related liability.  As discussed more fully in Note 16, “Commitments and Contingencies” in the notes to our consolidated financial statements (unaudited), we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

For further information regarding the impact of the COVID-19 pandemic on our business, refer to the paragraphs entitled, “Impact of the Novel Coronavirus (COVID-19)” and “Impact of CARES Act,” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10Q.

Restructuring and Integration Programs

All of our restructuring and integration programs have been substantially completed.  For a detailed discussion on the restructuring and integration costs, see Note 4, “Restructuring and Integration Expenses,” of the notes to our consolidated financial statements (unaudited).

Index
Liquidity and Capital Resources

Operating Activities. During the first six months of 2020, cash used in operating activities was $0.9 million compared to $19.5 million in the same period of 2019; and cash provided by operating activities in the second quarter of 2020 was $31.9 million compared to $7.2 million in the second quarter of 2019.  The decrease in cash used in operating activities during the first six months of 2020 compared to the same period in 2019 resulted primarily from the decrease in inventories compared to an increase in inventories in the prior year, the decrease in prepaid expenses and other current assets compared an increase in prepaid expenses and other current assets in the prior year, and the increase in sundry payables and accrued expenses compared to a decrease in sundry payables and accrued expenses in the prior year, partially offset by the decrease net earnings, the larger year-over-year increase in accounts receivable, and the larger year-over-year decrease in accounts payable.

Net earnings during the first six months of 2020 were $19.6 million compared to $31.6 million in the first six month of 2019.  During the first six of 2020, (1) the increase in accounts receivable was $51.3 million compared to the year-over-year increase in accounts receivable of $26.6 million in 2019; (2) the decrease in inventories was $12.7 million compared to the year-over-year increase in inventories of $19.7 million in 2019; (3) the decrease in accounts payable was $21.8 million compared to the year-over-year decrease in accounts payable of $7 million in 2019; (4) the decrease in prepaid expenses and other current assets was $5.7 million compared to the year-over-year increase in prepaid expenses and other current assets of $6.4 million in 2019; and (5) the increase in sundry payables and accrued expenses was $14.8 million compared to the year-over-year decrease in sundry payables of $7.5 million in 2019.  We continue to actively manage our working capital to maximize our operating cash flow.

Investing Activities.  Cash used in investing activities was $9 million in the first six months of 2020, compared to $41.2 million in the same period of 2019; and cash used in investing activities in the second quarter of 2020 was $4.6 million compared to $42.9 million in the second quarter of 2019.  Investing activities during the first six months of 2020 consisted of capital expenditures of $9 million; while investing activities during the first six months of 2019 consisted of (1) net cash proceeds of $4.8 million received in January 2019 from the December 2018 sale of our property in Grapevine, Texas; (2) the payment of $38.4 million for our April 2019 acquisition of certain assets and liabilities of the Pollak business of Stoneridge, Inc.; and (3) capital expenditures of $7.6 million.

Financing Activities.  Cash provided by financing activities was $21.8 million in the first six months of 2020 as compared to $66.6 million in the same period of 2019; and cash used in financing activities in the second quarter of 2020 was $18.1 million compared to cash provided by financing activities of $41.4 million in the second quarter of 2019.  During the first six months of 2020, (1) we increased borrowings under our revolving credit facility by $32.5 million as compared to the increase in borrowings under our revolving credit facility of $86.3 million in 2019; (2) we made cash payments in the first six months of 2020 for the repurchase of shares of our common stock of $8.7 million as compared to $10.7 million in 2019; and (3) we paid dividends of $5.6 million in the first six months of 2020 as compared to $10.3 million in the comparable period last year.  In January 2020, our Board of Directors voted to increase our quarterly dividend from $0.23 per share in 2019 to $0.25 per share in 2020.  In April 2020, in response to the impact of the COVID-19 pandemic on our business, our Board of Directors approved to temporarily suspend our quarterly cash dividend payments and stock repurchases until further notice, and we borrowed $75 million under our revolving credit facility as a precautionary measure to increase our cash position and preserve financial flexibility. In June 2020, we repaid the additional $75 million of borrowed funds.

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

Index
Borrowings under the amended credit agreement are secured by substantially all of our assets, including accounts receivable, inventory and certain fixed assets, and those of certain of our subsidiaries.  Availability under the amended credit agreement is based on a formula of eligible accounts receivable, eligible drafts presented to the banks under our supply chain financing arrangements and eligible inventory.  After taking into account outstanding borrowings under the amended credit agreement there was an additional $146.4 million available for us to borrow pursuant to the formula at June 30, 2020.  Outstanding borrowings under the amended credit agreement, which are classified as current liabilities, were $85 million and $52.5 million at June 30, 2020 and December 31, 2019, respectively; while letters of credit outstanding under the amended credit agreement were $3.1 million at June 30, 2020 and December 31, 2019.  Borrowings under the amended credit agreement have been classified as current liabilities based upon accounting rules and certain provisions in the agreement.

At June 30, 2020, the weighted average interest rate on our amended credit agreement was 1.4%, which consisted of $85 million in direct borrowings.  At December 31, 2019, the weighted average interest rate on our amended credit agreement was 3.5%, which consisted of $40 million in direct borrowings at 2.3% and an alternative base rate loan of $12.5 million at 5%. During the six months ended June 30, 2020, our average daily alternative base rate loan balance was $1.7 million, compared to a balance of $1.6 million for the six months ended June 30, 2019, and a balance of $1.7 million for the year ended December 31, 2019.

At any time that our borrowing availability is less than the greater of either (a) $25 million, or 10% of the commitments if fixed assets are not included in the borrowing base, or (b) $31.25 million, or 12.5% of the commitments if fixed assets are included in the borrowing base, the terms of the amended credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain a fixed charge coverage ratio of 1:1 at the end of each fiscal quarter (rolling four quarters).  As of June 30, 2020, we were not subject to these covenants.  The amended credit agreement permits us to pay cash dividends of $20 million and make stock repurchases of $20 million in any fiscal year subject to a minimum availability of $25 million.  Provided specific conditions are met, the amended credit agreement also permits acquisitions, permissible debt financing, capital expenditures, and cash dividend payments and stock repurchases of greater than $20 million.

Our Polish subsidiary, SMP Poland sp. z.o.o., has entered into an overdraft facility with HSBC France (Spolka Akcyjna) Oddzial w Polsce, formerly HSBC Bank Polska S.A., for Zloty 30 million (approximately $7.5 million).  The facility, as amended, expires in December 2020.  Borrowings under the overdraft facility will bear interest at a rate equal to WIBOR + 0.75% and are guaranteed by Standard Motor Products, Inc., the ultimate parent company.  At June 30, 2020 and December 31, 2019, borrowings under the overdraft facility were Zloty 24.1 million (approximately $6 million) and Zloty 16.7 million (approximately $4.4 million), respectively.

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

Pursuant to these agreements, we sold $147.7 million and $297.9 million of receivables during the three months and six months ended June 30, 2020, respectively, and $190 million and $361 million for the comparable periods in 2019, all of which were reflected as a reduction of accounts receivable in the consolidated balance sheet at the time of sale.  A charge in the amount of $3.1 million and $5.9 million related to the sale of receivables was included in selling, general and administrative expense in our consolidated statements of operations for the three months and six months ended June 30, 2020, respectively, and $6.4 million and $12.1 million for the comparable periods in 2019.

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

Index
In May 2018, our Board of Directors authorized the purchase of up to $20 million of our common stock under a stock repurchase program.  Stock will be purchased from time to time, in the open market or through private transactions, as market conditions warrant.  Under this program, during the year ended December 31, 2018 and six months ended June 30, 2019, we repurchased 201,484 and 221,748 shares of our common stock, respectively, at a total cost of $9.3 million and $10.7 million, respectively, thereby completing the 2018 Board of Directors authorization.

In March 2020, our Board of Directors authorized the purchase of up to $20 million of our common stock under a new stock repurchase program.  Stock will be purchased from time to time, in the open market or through private transactions, as market conditions warrant.  Under this program, during the three months ended March 31, 2020, we repurchased 222,741 shares of our common stock at a total cost of $8.7 million. Our last common stock repurchase was made on March 20, 2020.  In April 2020, in response to the impact of the COVID-19 pandemic on our business, our Board of Directors approved to temporarily suspend our stock repurchases until further notice.  As of June 30, 2020, there was approximately $11.3 million available for future stock purchases under the program.

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

The following table summarizes our contractual commitments as of June 30, 2020 and expiration dates of commitments through 2028 (a):

(In thousands)	2020	2021	2022	2023	2024	2025-2028	Total
Operating lease obligations	$4,461	$8,421	$7,020	$5,685	$3,881	$7,844	$37,312
Postretirement benefits	18	32	29	25	25	50	179
Severance payments related to restructuring and integration	105	142	28	1	—	—	276
Total commitments	$4,584	$8,595	$7,077	$5,711	$3,906	$7,894	$37,767

(a)
Indebtedness under our revolving credit facility is not included in the table above as it is reported as a current liability in our consolidated balance sheets.  As of June 30, 2020, amounts outstanding under our revolving credit facilities were $85 million.

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

Index
You should be aware that preparation of our consolidated quarterly financial statements in this Report requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods.  We can give no assurances that actual results will not differ from those estimates.  Although we do not believe that there is a reasonable likelihood that there will be a material change in the future estimates, or in the assumptions that we use in calculating the estimates, the uncertain future effects of the COVID-19 pandemic based upon the volatility, uncertainty and potential economic disruption caused by the pandemic, and other unforeseen changes in the industry, or business, could materially impact the estimates, and may have a material adverse effect on our business, financial condition and results of operations.

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

Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk, primarily related to foreign currency exchange and interest rates. These exposures are actively monitored by management. Our exposure to foreign exchange rate risk is due to certain costs, revenues and borrowings being denominated in currencies other than one of our subsidiary’s functional currency. Similarly, we are exposed to market risk as the result of changes in interest rates, which may affect the cost of our financing. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures. We do not hold or issue derivative financial instruments for trading or speculative purposes.  As of June 30, 2020, we do not have any derivative financial instruments.

Exchange Rate Risk

We have exchange rate exposure, primarily, with respect to the Canadian Dollar, the Euro, the British Pound, the Polish Zloty, the Mexican Peso, the Taiwan Dollar, the Chinese Yuan Renminbi and the Hong Kong Dollar.  As of June 30, 2020 and December 31, 2019, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore, the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the incremental effect of such a change on our foreign currency denominated revenues.

Interest Rate Risk

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements.  We invest our excess cash in highly liquid short-term investments.  Substantially all of our debt is variable rate debt as of June 30, 2020 and December 31, 2019.

In addition, we are party to several supply chain financing arrangements, in which we may sell certain of our customers’ trade accounts receivable to such customers’ financial institutions.  We sell our undivided interests in certain of these receivables at our discretion when we determine that the cost of these arrangements is less than the cost of servicing our receivables with existing debt.  During the three months and six months ended June 30, 2020, we sold $147.7 million and $297.9 million of receivables, respectively.  Depending upon the level of sales of receivables pursuant these agreements, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the margin rate may have an approximate $1.5 million and $3 million negative impact on our earnings or cash flows during the three months and six months ended June 30, 2020, respectively.  The charge related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations.

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

During the quarter ended June 30, 2020, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The outbreak of the novel coronavirus (COVID-19) in countries in which we operate, including the United States, Mexico, Canada, Poland, the U.K. and China, could have a material adverse effect on our business, results of operations and financial condition.  Ultimately, the duration and severity of the pandemic may vary depending on the characteristics of the virus and the public health response; therefore, the nature and extent of its impact on our business and operations may be uncertain and beyond our control.  Customer demand for our products and customer preferences regarding product mix and distribution channels have been impacted as a result of the COVID-19 pandemic, and significant uncertainty exists with respect to the potential future impact of the pandemic as well as a deterioration of general economic conditions, including high unemployment and a possible national or global recession.

In particular, in April 2020, we experienced a significant reduction in customer demand for our products.  In May 2020, our business began to rebound, and in June 2020 we experienced sales which were in line with levels in 2019.  Notwithstanding these results, there can be no assurances that the recent positive trend in our business will continue, and that any decrease in customer demand will be offset by increased demand in the future.  If customer demand were to decrease in future periods, or if customer preferences regarding product mix and distribution channels were to change, we may be required to adjust and reduce production volumes and implement cost reduction and cash preservation initiatives, including potential reductions in capital expenditures and employee furloughs, which could have a material adverse impact on our business, results of operations and financial condition.

In certain countries in which we operate, national, state and local governments implemented a variety of   measures in response to the COVID-19 pandemic, including by declaring states of emergency, restricting people from gathering in groups or interacting within a certain physical distance (i.e., social distancing), restricting or limiting the operations of businesses deemed to be non-essential, and imposing travel restrictions on individuals, including restrictions requiring individuals to stay at their place of residence except to perform certain activities deemed to be essential.  In certain jurisdictions, these governmental measures have been eased through planned, phased in “re-openings;” however, in other jurisdictions, re-opening plans have been subsequently paused or reversed in response to an increase in the number of new COVID-19 cases.  Although we have been able to continue to perform, with certain modifications, all of the material operations at all of our principal facilities, we can provide no assurances that we will be able to continue to perform such operations in the future without disruption, such as temporary closures, as a result of new or modifications to existing governmental measures in response to the COVID-19 pandemic.  Any restrictions or limitations on our ability to perform such operations in the future without disruption, such as temporary closures, as a result of governmental measures in response to the pandemic could have a material adverse effect on our business, results of operations and financial condition.

Index
The COVID-19 pandemic could cause material disruptions to our business and operations as a result of worker absenteeism due to illness or other factors, and the implementation of various exposure-reducing and infection prevention measures, such as facility modifications, updated policies for high risk employees, work-from-home allowances, cleaning and disinfecting measures, social distancing, staggered work shifts and reduced operations and production volumes.  We have had to temporarily suspend operations to clean and disinfect areas within our facilities where employees, who later tested positive or exhibited symptoms of COVID-19 performed work.  Depending on the extent and duration of these disruptions, and their effects on our business and operations, our costs could increase, including our costs to address the health and safety of our employees, our ability to manufacture and distribute product to satisfy demand for our products could be adversely impacted and, as a result, our business, financial condition and results of operations could be materially adversely affected.

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

STANDARD MOTOR PRODUCTS, INC.
(Registrant)

Date: July 30, 2020	/s/ Nathan R. Iles
Nathan R. Iles
Chief Financial Officer
(Principal Financial and
Accounting Officer)