Form 10-Q
period 2020-09-30
STANDARD MOTOR PRODUCTS, INC.
filed 2020-10-29
CIK 93389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2020

or

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
Yes ☐     No ☑

As of the close of business on October 27, 2020, there were 22,446,114 outstanding shares of the registrant’s Common Stock, par value $2.00 per share.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

Index

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2020	2019	2020	2019
	(Unaudited)		(Unaudited)

Net sales	$343,609	$307,723	$845,850	$896,661
Cost of sales	235,861	215,635	603,349	637,705
Gross profit	107,748	92,088	242,501	258,956
Selling, general and administrative expenses	59,497	59,947	163,698	180,483
Restructuring and integration expenses	250	825	464	1,469
Other expense, net	37	12	31	15
Operating income	47,964	31,304	78,308	76,989
Other non-operating income, net	514	225	592	2,282
Interest expense	462	1,508	2,107	4,319
Earnings from continuing operations before taxes	48,016	30,021	76,793	74,952
Provision for income taxes	11,804	7,367	19,118	18,639
Earnings from continuing operations	36,212	22,654	57,675	56,313
Loss from discontinued operations, net of income taxes	(7,587)	(7,903)	(9,456)	(9,914)
Net earnings	$28,625	$14,751	$48,219	$46,399

Per Share Data:
Net earnings per common share – Basic:
Earnings from continuing operations	$1.62	$1.01	$2.58	$2.52
Discontinued operations	(0.34)	(0.35)	(0.42)	(0.44)
Net earnings per common share – Basic	$1.28	$0.66	$2.16	$2.08

Net earnings per common share – Diluted:
Earnings from continuing operations	$1.59	$1.00	$2.53	$2.47
Discontinued operations	(0.33)	(0.35)	(0.41)	(0.44)
Net earnings per common share – Diluted	$1.26	$0.65	$2.12	$2.03

Dividend declared per share	$—	$0.23	$0.25	$0.69

Average number of common shares	22,349,093	22,329,835	22,372,466	22,359,637
Average number of common shares and dilutive common shares	22,758,458	22,754,440	22,795,426	22,814,228

See accompanying notes to consolidated financial statements (unaudited).

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
	(Unaudited)		(Unaudited)

Net earnings	$28,625	$14,751	$48,219	$46,399
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,867	(2,720)	(1,557)	(1,627)
Pension and postretirement plans	(5)	(5)	(13)	(15)
Total other comprehensive income (loss), net of tax	2,862	(2,725)	(1,570)	(1,642)
Comprehensive income	$31,487	$12,026	$46,649	$44,757

See accompanying notes to consolidated financial statements (unaudited).

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,781	$10,372
Accounts receivable, less allowances for discounts and doubtful accounts of $6,061 and $5,212 for 2020 and 2019, respectively	238,045	135,516
Inventories	311,390	368,221
Unreturned customer inventories	19,964	19,722
Prepaid expenses and other current assets	10,094	15,602
Total current assets	596,274	549,433

Property, plant and equipment, net of accumulated depreciation of $208,941 and $199,476 for 2020 and 2019, respectively	88,288	89,649
Operating lease right-of-use assets	30,910	36,020
Goodwill	77,681	77,802
Other intangibles, net	58,543	64,861
Deferred income taxes	39,807	37,272
Investments in unconsolidated affiliates	38,945	38,858
Other assets	20,549	18,835
Total assets	$950,997	$912,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$8,416	$52,460
Current portion of other debt	3,580	4,456
Accounts payable	79,260	92,535
Sundry payables and accrued expenses	43,291	38,819
Accrued customer returns	75,279	44,116
Accrued core liability	19,981	24,357
Accrued rebates	45,236	26,072
Payroll and commissions	28,771	26,649
Total current liabilities	303,814	309,464

Long-term debt	103	129
Noncurrent operating lease liabilities	23,452	28,376
Other accrued liabilities	25,560	20,837
Accrued asbestos liabilities	53,164	49,696
Total liabilities	406,093	408,502

Commitments and contingencies

Stockholders’ equity:
Common stock – par value $2.00 per share:
Authorized – 30,000,000 shares; issued 23,936,036 shares	47,872	47,872
Capital in excess of par value	106,576	102,742
Retained earnings	460,041	417,437
Accumulated other comprehensive income	(10,159)	(8,589)
Treasury stock – at cost (1,579,447 shares and 1,477,594 shares in 2020 and 2019, respectively)	(59,426)	(55,234)
Total stockholders’ equity	544,904	504,228
Total liabilities and stockholders’ equity	$950,997	$912,730

See accompanying notes to consolidated financial statements (unaudited).

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Nine Months Ended September 30,
	2020	2019
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$48,219	$46,399
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	19,313	19,261
Amortization of deferred financing cost	171	169
Increase to allowance for doubtful accounts	389	301
Increase to inventory reserves	4,624	3,006
Equity income from joint ventures	(810)	(2,630)
Employee stock ownership plan allocation	1,726	1,889
Stock-based compensation	6,067	5,742
(Increase) decrease in deferred income taxes	(2,525)	3,232
Loss on discontinued operations, net of tax	9,456	9,914
Change in assets and liabilities:
Increase in accounts receivable	(104,020)	(16,583)
Decrease in inventories	53,330	11,824
(Increase) decrease in prepaid expenses and other current assets	5,634	(6,502)
Decrease in accounts payable	(13,117)	(24,107)
Increase (decrease) in sundry payables and accrued expenses	51,867	(2,551)
Net change in other assets and liabilities	(1,719)	(6,260)
Net cash provided by operating activities	78,605	43,104

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and investments in businesses	—	(43,490)
Net proceeds from sale of Grapevine, Texas facility	—	4,801
Capital expenditures	(13,170)	(12,329)
Other investing activities	14	47
Net cash used in investing activities	(13,156)	(50,971)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) under line-of-credit agreements	(44,044)	34,523
Net borrowings (payments) of other debt and capital lease obligations	(808)	133
Purchase of treasury stock	(8,726)	(10,738)
Increase in overdraft balances	86	1,109
Dividends paid	(5,615)	(15,429)
Net cash provided by (used in) financing activities	(59,107)	9,598
Effect of exchange rate changes on cash	67	390
Net increase in cash and cash equivalents	6,409	2,121
CASH AND CASH EQUIVALENTS at beginning of period	10,372	11,138
CASH AND CASH EQUIVALENTS at end of period	$16,781	$13,259

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,023	$4,083
Income taxes	$9,777	$18,114

See accompanying notes to consolidated financial statements (unaudited).

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended September 30, 2020
(Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
(In thousands)
Balance at June 30, 2020	$47,872	$104,128	$431,416	$(13,021)	$(59,739)	$510,656
Net earnings	—	—	28,625	—	—	28,625
Other comprehensive income, net of tax	—	—	—	2,862	—	2,862
Stock-based compensation	—	2,448	—	—	313	2,761

Balance at September 30, 2020	$47,872	$106,576	$460,041	$(10,159)	$(59,426)	$544,904

Three Months Ended September 30, 2019
(Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
(In thousands)
Balance at June 30, 2019	$47,872	$105,347	$401,465	$(8,511)	$(60,908)	$485,265
Net earnings	—	—	14,751	—	—	14,751
Other comprehensive income (loss), net of tax	—	—	—	(2,725)	—	(2,725)
Cash dividends paid	—	—	(5,133)	—	—	(5,133)
Stock-based compensation	—	696	—	—	1,198	1,894

Balance at September 30, 2019	$47,872	$106,043	$411,083	$(11,236)	$(59,710)	$494,052

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2020
(Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
(In thousands)
Balance at December 31, 2019	$47,872	$102,742	$417,437	$(8,589)	$(55,234)	$504,228
Net earnings	—	—	48,219	—	—	48,219
Other comprehensive income, net of tax	—	—	—	(1,570)	—	(1,570)
Cash dividends paid	—	—	(5,615)	—	—	(5,615)
Purchase of treasury stock	—	—	—	—	(8,726)	(8,726)
Stock-based compensation	—	3,204	—	—	2,863	6,067
Employee Stock Ownership Plan	—	630	—	—	1,671	2,301

Balance at September 30, 2020	$47,872	$106,576	$460,041	$(10,159)	$(59,426)	$544,904

Nine Months Ended September 30, 2019
(Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
(In thousands)
Balance at December 31, 2018	$47,872	$102,470	$380,113	$(9,594)	$(53,660)	$467,201
Net earnings	—	—	46,399	—	—	46,399
Other comprehensive income (loss), net of tax	—	—	—	(1,642)	—	(1,642)
Cash dividends paid	—	—	(15,429)	—	—	(15,429)
Purchase of treasury stock	—	—	—	—	(10,738)	(10,738)
Stock-based compensation	—	2,828	—	—	2,914	5,742
Employee Stock Ownership Plan	—	745	—	—	1,774	2,519

Balance at September 30, 2019	$47,872	$106,043	$411,083	$(11,236)	$(59,710)	$494,052

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

Note 2.  Summary of Significant Accounting Policies

The preparation of consolidated annual and quarterly financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods.  We have made a number of estimates and assumptions in the preparation of these consolidated financial statements.  We can give no assurances that actual results will not differ from those estimates.  Although we do not believe that there is a reasonable likelihood that there will be a material change in the future estimates, or in the assumptions that we use in calculating the estimates, the uncertain future effects, if any, of the COVID-19 pandemic, and other unforeseen changes in the industry, or business, could materially impact the estimates, and may have a material adverse effect on our business, financial condition and results of operations.  Some of the more significant estimates include allowances for doubtful accounts, cash discounts, valuation of inventory, valuation of long-lived assets, goodwill and other intangible assets, depreciation and amortization of long-lived assets, product liability exposures, asbestos, environmental and litigation matters, valuation of deferred tax assets, share based compensation and sales returns and other allowances.

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

Standards that are not yet adopted as of September 30, 2020

The following table provides a brief description of recently issued accounting pronouncements that have not yet been adopted as of September 30, 2020, and that could have an impact on our financial statements:

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

Incremental net sales from the acquired Pollak business were $9.5 million for the three months ended March 31, 2020, and were included in our consolidated statements of operations for the nine months ended September 30, 2020.

Note 4.  Restructuring and Integration Expenses

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of December 31, 2019 and September 30, 2020 and activity for the nine months ended September 30, 2020 consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2019	$336	$—	$336
Restructuring and integration costs:
Amounts provided for during 2020	—	464	464
Cash payments	(94)	(214)	(308)
Reclassification of environmental liability (1)	—	(250)	(250)
Exit activity liability at September 30, 2020	$242	$—	$242

(1)
Included in restructuring and integration costs in the nine months ended September 30, 2020 is a $0.3 million increase in environmental cleanup costs related to ongoing monitoring and remediation in connection with the prior closure of our manufacturing operations at our Long Island City, New York location. The environmental liability has been reclassed to accrued liabilities as of September 30, 2020.

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

The Plant Rationalization Program has been completed.  Cash payments made of $59,000 during the nine months ended September 30, 2020, and the remaining aggregate liability related to the program as of September 30, 2020 of $117,000 consists of severance payments to former Temperature Control employees.

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

The Orlando Plant Rationalization Program has been completed.  Cash payments made of $35,000 during the nine months ended September 30, 2020, and the remaining aggregate liability related to the program as of September 30, 2020 of $125,000 consists of severance payments to former Engine Management employees.

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

The Pollak Relocation has been completed.  Integration expense recognized and cash payments made of $214,000 during the nine months ended September 30, 2020 related to residual relocation activities in our Engine Management segment. There is no remaining aggregate liability related to the Pollak Relocation as of September 30, 2020.

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Pursuant to these agreements, we sold $213.3 million and $511.1 million of receivables during the three months and nine months ended September 30, 2020, respectively, and $199.6 million and $560.6 million for the comparable periods in 2019, all of which were reflected as a reduction of accounts receivable in the consolidated balance sheet at the time of sale.  A charge in the amount of $3.5 million and $9.4 million related to the sale of receivables was included in selling, general and administrative expense in our consolidated statements of operations for the three months and nine months ended September 30, 2020, respectively, and $5.6 million and $17.7 million for the comparable periods in 2019.

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

Note 6.  Inventories

Inventories, which are stated at the lower of cost (determined by means of the first-in, first-out method) and net realizable value, consist of the following:

	September 30, 2020	December 31, 2019
	(In thousands)
Finished goods	$192,182	$241,472
Work in process	10,818	11,138
Raw materials	108,390	115,611
Subtotal	311,390	368,221
Unreturned customer inventories	19,964	19,722
Total inventories	$331,354	$387,943

Note 7.  Acquired Intangible Assets

Acquired identifiable intangible assets consist of the following:

	September 30, 2020	December 31, 2019
	(In thousands)
Customer relationships	$111,520	$111,692
Trademarks and trade names	6,980	6,980
Non-compete agreements	3,266	3,276
Patents	723	723
Supply agreements	800	800
Leaseholds	160	160
Total acquired intangible assets	123,449	123,631
Less accumulated amortization (1)	(65,523)	(59,431)
Net acquired intangible assets	$57,926	$64,200

(1)	Applies to all intangible assets, except for trademarks and trade names totaling $5.2 million, which have indefinite useful lives and, as such, are not being amortized.

Total amortization expense for acquired intangible assets was $2 million and $6.1 million for the three months and nine months ended September 30, 2020, respectively, and $2 million and $6 million for the comparable periods in 2019.  Based on the current estimated useful lives assigned to our intangible assets, amortization expense is estimated to be $2 million for the remainder of 2020, $6.8 million in 2021, $5.2 million in 2022, $4.9 million in 2023 and $33.8 million in the aggregate for the years 2024 through 2034.

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

The following tables provide quantitative disclosures related to our operating leases (in thousands):

Balance Sheet Information	September 30, 2020	December 31, 2019
Assets
Operating lease right-of-use assets	$30,910	$36,020

Liabilities
Sundry payables and accrued expenses	$8,648	$8,739
Noncurrent operating lease liabilities	23,452	28,376
Total operating lease liabilities	$32,100	$37,115

Weighted Average Remaining Lease Term
Operating leases	5.1 Years	5.6 Years

Weighted Average Discount Rate
Operating leases	3.7%	3.7%

	Three Months Ended September 30,
Expense and Cash Flow Information	2020	2019
Lease Expense
Operating lease expense (a)	$2,290	$2,199

	Nine Months Ended September 30,
	2020	2019
Lease Expense
Operating lease expense (a)	$6,906	$6,633

Supplemental Cash Flow Information
Cash paid for the amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,810	$6,490
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$611	$856

(a)
Excludes expenses of approximately $0.7 million and $1.6 million for the three and nine months ended September 30, 2020, respectively, and approximately $0.8 million and $1.9 million for the comparable periods in 2019, respectively, related to non-lease components such as maintenance, property taxes, etc., and operating lease expense for leases with an initial term of 12 months or less, which is not material.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Minimum Lease Payments

At September 30, 2020, we are obligated to make minimum lease payments through 2028, under operating leases, which are as follows (in thousands):

2020	$2,235
2021	8,631
2022	7,071
2023	5,715
2024	3,881
Thereafter	7,844
Total lease payments	$35,377
Less: Interest	(3,277)
Present value of lease liabilities	$32,100

Note 9.  Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	September 30, 2020	December 31, 2019
	(In thousands)
Revolving credit facilities	$8,416	$52,460
Other (1)	3,683	4,585
Total debt	$12,099	$57,045

Current maturities of debt	$11,996	$56,916
Long-term debt	103	129
Total debt	$12,099	$57,045

(1)
Other includes borrowings under our Polish overdraft facility of Zloty 13.7 million (approximately US $3.5 million) and Zloty 16.7 million (approximately US $4.4 million) as of September 30, 2020 and December 31, 2019, respectively.

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

Borrowings under the amended credit agreement are secured by substantially all of our assets, including accounts receivable, inventory and certain fixed assets, and those of certain of our subsidiaries.  Availability under the amended credit agreement is based on a formula of eligible accounts receivable, eligible drafts presented to the banks under our supply chain financing agreements and eligible inventory. After taking into account outstanding borrowings under the amended credit agreement, there was an additional $238.4 million available for us to borrow pursuant to the formula at September 30, 2020.  Outstanding borrowings under the amended credit agreement, which are classified as current liabilities, were $8.4 million and $52.5 million at September 30, 2020 and December 31, 2019, respectively; while letters of credit outstanding under the credit agreement were $3.1 million at September 30, 2020 and December 31, 2019.  Borrowings under the credit agreement have been classified as current liabilities based upon accounting rules and certain provisions in the agreement.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
At September 30, 2020, the weighted average interest rate on our amended credit agreement was 3.5%, which consisted of an alternative base rate loan of $8.4 million.  At September 30, 2020, there were no direct borrowings outstanding. The interest rate for direct borrowings under our amended credit agreement at September 30, 2020 was 1.4%. At December 31, 2019, the weighted average interest rate on our amended credit agreement was 3.5%, which consisted of $40 million in direct borrowings at 2.3% and an alternative base rate loan of $12.5 million at 5%.  During the nine months ended September 30, 2020, our average daily alternative base rate loan balance was $1.3 million, compared to a balance of $1.6 million for the nine months ended September 30, 2019 and a balance of $1.7 million for the year ended December 31, 2019.

At any time that our borrowing availability is less than the greater of either (a) $25 million, or 10% of the commitments if fixed assets are not included in the borrowing base, or (b) $31.25 million, or 12.5% of the commitments if fixed assets are included in the borrowing base, the terms of the amended credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain a fixed charge coverage ratio of 1:1 at the end of each fiscal quarter (rolling four quarters).  As of September 30, 2020, we were not subject to these covenants.  The amended credit agreement permits us to pay cash dividends of $20 million and make stock repurchases of $20 million in any fiscal year subject to a minimum availability of $25 million.  Provided specific conditions are met, the amended credit agreement also permits acquisitions, permissible debt financing, capital expenditures, and cash dividend payments and stock repurchases of greater than $20 million.

Polish Overdraft Facility

Our Polish subsidiary, SMP Poland sp. z.o.o., has entered into an overdraft facility with HSBC France (Spolka Akcyjna) Oddzial w Polsce, formerly HSBC Bank Polska S.A., for Zloty 30 million (approximately US $7.5 million).  The facility, as amended, expires in December 2020.  Borrowings under the overdraft facility will bear interest at a rate equal to WIBOR + 0.75% and are guaranteed by Standard Motor Products, Inc., the ultimate parent company.  At September 30, 2020 and December 31, 2019, borrowings under the overdraft facility were Zloty 13.7 million (approximately US $3.5 million) and Zloty 16.7 million (approximately US $4.4 million), respectively. We anticipate that the overdraft facility will be renewed in the fourth quarter of 2020.

Deferred Financing Costs

We had deferred financing costs of $0.7 million and $0.9 million as of  September 30, 2020 and December 31, 2019, respectively.  Deferred financing costs are related to our revolving credit facility.  Deferred financing costs as of September 30, 2020 are being amortized in the amounts of $0.1 million for the remainder of 2020, $0.2 million in 2021, $0.2 million in 2022, and $0.2 million in 2023.

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

Restricted and Performance Stock Grants

As part of the 2016 Omnibus Incentive Plan, we currently grant shares of restricted stock to eligible employees and our independent directors and performance-based shares to eligible employees.  We grant eligible employees two types of restricted stock (standard restricted shares and long-term retention restricted shares).  Standard restricted shares granted to employees become fully vested no earlier than three years after the date of grant.  Long-term retention restricted shares granted to selected executives vest at a 25% rate on or within approximately two months of an executive reaching the ages 60 and 63, and become fully vested on or within approximately two months of an executive reaching the age 65.    Restricted shares granted to directors become fully vested upon the first anniversary of the date of grant.

Performance-based shares issued to eligible employees are subject to a three-year measuring period and the achievement of performance targets and, depending upon the achievement of such performance targets, they may become vested no earlier than three years after the date of grant.  Each period we evaluate the probability of achieving the applicable targets, and we adjust our accrual accordingly.    Restricted shares (other than long-term retention restricted shares) and performance shares issued to certain key executives and directors are subject to a one or two year holding period upon the lapse of the vesting period.  Forfeitures on stock grants are estimated at 5% for employees and 0%% for executives and directors based on our evaluation of historical and expected future turnover.

Our restricted and performance-based share activity was as follows for the nine months ended September 30, 2020:

	Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2019	852,540	$35.26
Granted	208,525	38.22
Vested	(67,404)	33.53
Forfeited	(6,750)	43.74
Balance at September 30, 2020	986,911	$35.98

We recorded compensation expense related to restricted shares and performance-based shares of $5.7 million ($4.3 million, net of tax) and $5.3 million ($3.9 million, net of tax) for the nine months ended September 30, 2020 and 2019, respectively. The unamortized compensation expense related to our restricted and performance-based shares was $17.5 million at September 30, 2020, and is expected to be recognized as they vest over a weighted average period of 4.1 years and 0.8 years for employees and directors, respectively.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 11. Employee Benefits

We provide certain medical and dental care benefits to 16 former U.S. union employees.  The postretirement medical and dental benefit obligation to the former union employees as of September 30, 2020, and the related net periodic benefit cost for the plan for the three and nine months ended September 30, 2020 and 2019 were not material.

We maintain a defined contribution Supplemental Executive Retirement Plan for key employees.  Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees.  In March 2020, we made company contributions to the plan of $0.3 million related to calendar year 2019.

We also have an Employee Stock Ownership Plan and Trust for employees who are not covered by a collective bargaining agreement.  In connection therewith, we maintain an employee benefits trust to which we contribute shares of treasury stock.  We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under the plan. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released.  The trustees will vote the shares in accordance with their fiduciary duties.  During the nine months ended September 30, 2020, we contributed to the trust an additional 44,700 shares from our treasury and released 44,700 shares from the trust leaving 200 shares remaining in the trust as of September 30, 2020.

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

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 13. Earnings Per Share

The following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and dilutive net earnings per common share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic Net Earnings Per Common Share:
Earnings from continuing operations	$36,212	$22,654	$57,675	$56,313
Loss from discontinued operations	(7,587)	(7,903)	(9,456)	(9,914)
Net earnings available to common stockholders	$28,625	$14,751	$48,219	$46,399

Weighted average common shares outstanding	22,349	22,330	22,372	22,360

Earnings from continuing operations per common share	$1.62	$1.01	$2.58	$2.52
Loss from discontinued operations per common share	(0.34)	(0.35)	(0.42)	(0.44)
Basic net earnings per common share	$1.28	$0.66	$2.16	$2.08

Diluted Net Earnings Per Common Share:
Earnings from continuing operations	$36,212	$22,654	$57,675	$56,313
Loss from discontinued operations	(7,587)	(7,903)	(9,456)	(9,914)
Net earnings available to common stockholders	$28,625	$14,751	$48,219	$46,399

Weighted average common shares outstanding	22,349	22,330	22,372	22,360
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock and performance-based stock	409	424	423	454
Weighted average common shares outstanding – Diluted	22,758	22,754	22,795	22,814

Earnings from continuing operations per common share	$1.59	$1.00	$2.53	$2.47
Loss from discontinued operations per common share	(0.33)	(0.35)	(0.41)	(0.44)
Diluted net earnings per common share	$1.26	$0.65	$2.12	$2.03

The shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Restricted and performance-based shares	268	269	271	260

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
The following tables show our net sales, intersegment revenue and operating income for each reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Sales (a)
Engine Management	$229,554	$215,973	$603,825	$647,204
Temperature Control	110,393	88,301	234,227	241,631
All Other	3,662	3,449	7,798	7,826
Consolidated	$343,609	$307,723	$845,850	$896,661

Intersegment Revenue (a)
Engine Management	$4,725	$4,758	$11,405	$15,028
Temperature Control	1,784	1,504	4,562	5,223
All Other	(6,509)	(6,262)	(15,967)	(20,251)
Consolidated	$—	$—	$—	$—

Operating Income
Engine Management	$36,409	$29,477	$74,564	$77,530
Temperature Control	16,641	7,478	20,260	16,682
All Other	(5,086)	(5,651)	(16,516)	(17,223)
Consolidated	$47,964	$31,304	$78,308	$76,989

(a)	Segment net sales include intersegment sales in our Engine Management and Temperature Control segments.

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

The following tables provide disaggregation of net sales information for the three months and nine months ended September 30, 2020 and 2019 (in thousands):

Three months ended September 30, 2020 (a)	Engine Management	Temperature Control	Other (b)	Total
Geographic Area:
United States	$204,537	$106,738	$—	$311,275
Canada	7,860	3,216	3,662	14,738
Mexico	5,016	92	—	5,108
Europe	2,634	67	—	2,701
Other foreign	9,507	280	—	9,787
Total	$229,554	$110,393	$3,662	$343,609

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Three months ended September 30, 2020 (a)	Engine Management	Temperature Control	Other (b)	Total
Major Product Group:
Ignition, emission control, fuel and safety related system products	$190,891	$—	$2,045	$192,936
Wire and cable	38,663	—	138	38,801
Compressors	—	70,785	678	71,463
Other climate control parts	—	39,608	801	40,409
Total	$229,554	$110,393	$3,662	$343,609
Major Sales Channel:
Aftermarket	$191,844	$103,488	$3,662	$298,994
OE/OES	33,369	6,622	—	39,991
Export	4,341	283	—	4,624
Total	$229,554	$110,393	$3,662	$343,609

Three months ended September 30, 2019 (a)	Engine Management	Temperature Control	Other (b)	Total
Geographic Area:
United States	$195,953	$85,075	$—	$281,028
Canada	6,853	2,617	3,449	12,919
Mexico	5,234	145	—	5,379
Europe	3,283	150	—	3,433
Other foreign	4,650	314	—	4,964
Total	$215,973	$88,301	$3,449	$307,723
Major Product Group:
Ignition, emission control, fuel and safety related system products	$180,826	$—	$1,742	$182,568
Wire and cable	35,147	—	348	35,495
Compressors	—	52,776	756	53,532
Other climate control parts	—	35,525	603	36,128
Total	$215,973	$88,301	$3,449	$307,723
Major Sales Channel:
Aftermarket	$180,535	$81,581	$3,449	$265,565
OE/OES	30,135	6,122	—	36,257
Export	5,303	598	—	5,901
Total	$215,973	$88,301	$3,449	$307,723

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Nine months ended September 30, 2020 (a)	Engine Management	Temperature Control	Other (b)	Total
Geographic Area:
United States	$532,807	$224,384	$—	$757,191
Canada	18,974	8,613	7,798	35,385
Mexico	14,539	192	—	14,731
Europe	8,508	265	—	8,773
Other foreign	28,997	773	—	29,770
Total	$603,825	$234,227	$7,798	$845,850
Major Product Group:
Ignition, emission control, fuel and safety related system products	$498,204	$—	$5,370	$503,574
Wire and cable	105,621	—	130	105,751
Compressors	—	141,011	1,029	142,040
Other climate control parts	—	93,216	1,269	94,485
Total	$603,825	$234,227	$7,798	$845,850
Major Sales Channel:
Aftermarket	$493,903	$214,319	$7,798	$716,020
OE/OES	96,840	19,097	—	115,937
Export	13,082	811	—	13,893
Total	$603,825	$234,227	$7,798	$845,850

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Nine months ended September 30, 2019 (a)	Engine Management	Temperature Control	Other (b)	Total
Geographic Area:
United States	$577,974	$230,581	$—	$808,555
Canada	20,655	9,390	7,826	37,871
Mexico	14,601	508	—	15,109
Europe	9,957	424	—	10,381
Other foreign	24,017	728	—	24,745
Total	$647,204	$241,631	$7,826	$896,661
Major Product Group:
Ignition, emission control, fuel and safety related system products	$538,718	$—	$4,625	$543,343
Wire and cable	108,486	—	360	108,846
Compressors	—	145,080	1,288	146,368
Other climate control parts	—	96,551	1,553	98,104
Total	$647,204	$241,631	$7,826	$896,661
Major Sales Channel:
Aftermarket	$536,228	$217,453	$7,826	$761,507
OE/OES	95,241	22,638	—	117,879
Export	15,735	1,540	—	17,275
Total	$647,204	$241,631	$7,826	$896,661

(a)	Segment net sales include intersegment sales in our Engine Management and Temperature Control segments.

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

Note 16. Commitments and Contingencies

Asbestos

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying statement of operations.  When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001, and the amounts paid for settlements, awards of asbestos-related damages, and defense of such claims.  At September 30, 2020, approximately 1,540 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through September 30, 2020, the amounts paid for settled claims are approximately $33.9 million.  We do not have insurance coverage for the indemnity and defense costs associated with the claims we face.

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

In accordance with our policy to perform an annual actuarial evaluation in the third quarter of each year, an updated actuarial study was performed as of August 31, 2020.  The results of the August 31, 2020 study included an estimate of our undiscounted liability for settlement payments and awards of asbestos-related damages, excluding legal costs and any potential recovery from insurance carriers, ranging from $58.1 million to $99.3 million for the period through 2065.  The change from the prior year study was a $6.1 million increase for the low end of the range and a $8.7 million increase for the high end of the range.  The increase in the estimated undiscounted liability from the prior year study at both the low end and high end of the range reflects certain assumptions based upon our actual experience, our historical data and events that may occur in the future.  Based upon the results of the August 31, 2020 actuarial study, in September 2020, we increased our asbestos liability to $58.1 million, the low end of the range, and recorded an incremental pre-tax provision of $8.7 million in earnings (loss) from discontinued operations in the accompanying statement of operations.  Future legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operations in the accompanying statement of operations, are estimated, according to the updated study, to range from $51.9 million to $89.5 million for the period through 2065. As related to our potential asbestos-related liability, we were found liable for $7.6 million in compensatory damages as a defendant in a 2018 asbestos liability case in California.  We are pursuing all rights of appeal of this case.  Total operating cash outflows related to discontinued operations, which include settlements and legal costs net of taxes, were $4.7 million and $6.2 million for the nine months ended September 30, 2020 and 2019, respectively.

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

Warranties

We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time of the product depending on the nature of the product.  As of September 30, 2020 and 2019, we have accrued $28.6 million and $20.6 million, respectively, for estimated product warranty claims included in accrued customer returns. The accrued product warranty costs are based primarily on historical experience of actual warranty claims.

The following table provides the changes in our product warranties (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance, beginning of period	$26,497	$22,086	$22,445	$19,636
Liabilities accrued for current year sales	26,954	26,112	71,816	76,791
Settlements of warranty claims	(24,837)	(27,573)	(65,647)	(75,802)
Balance, end of period	$28,614	$20,625	$28,614	$20,625

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Index
We also take environmental and social issues seriously.  We believe that our commitment to identifying and implementing positive environmental and social related business practices strengthens our Company, improves our relationship with our shareholders and better serves our customers, our communities and the broader environment within which we conduct our business.

Seasonality

Historically, our operating results have fluctuated by quarter, with the greatest sales occurring in the second and third quarters of the year and revenues generally being recognized at the time of shipment. It is in these quarters that demand for our products is typically the highest, specifically in the Temperature Control Segment of our business.  In addition to this seasonality, the demand for our temperature control products during the second and third quarters of the year may vary significantly with the summer weather and customer inventories.  For example, a warm summer, as we experienced in 2020, may increase the demand for our temperature control products, while a somewhat mild summer, as we experienced in 2019, may lessen such demand.  As a result of this seasonality and variability in demand of our Temperature Control products, our working capital requirements typically peak near the end of the second quarter, as the inventory build‑up of air conditioning products is converted to sales and payments on the receivables associated with such sales have yet to be received.  During this period, our working capital requirements are typically funded by borrowing from our revolving credit facility.

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

Index
Impact of the Novel Coronavirus (“COVID-19”)

The global outbreak of the novel coronavirus (COVID-19) pandemic has created significant volatility, uncertainty and economic disruption in many countries in which we operate, including the United States, Mexico, Canada, Poland, and China.  In certain countries in which we operate, national, state and local governments implemented a variety of measures in response to the COVID-19 pandemic that had the effect of restricting or limiting, among other activities, the operations of certain businesses.  While many of these measures have eased, allowing for increased economic activity, there can be no assurances that restrictive measures will not be implemented again if the outbreak were to increase.

As we were declared an essential business under national and regional shelter-in-place orders, our business operations have continued throughout the first nine months of 2020.  Although we initially experienced a significant reduction in customer demand for our products in the second quarter of 2020,  our business began to rebound in the last half of the quarter as we experienced an increase in incoming orders and increased demand for our products.  This trend continued into the third quarter of 2020 as our business improved to pre-COVID-19 levels with our customers’ POS sales exceeding their comparable figures for 2019, resulting in strong third quarter 2020 results.

In response to the COVID-19 pandemic, we established a committee, comprised of our executive officers, to oversee the Company’s risk identification, management and mitigation strategies regarding the impact of the pandemic on our business and operations.  Among the issues that are actively being managed by the committee are those relating to the management of inventories and production volumes, cost reduction and cash preservation initiatives, and the enactment of policies and practices to ensure the health and safety of our employees, contractors and customers, as well as the impact of the continued duration and scope of the pandemic, of governmental measures in response to the pandemic, of potentially declining customer demand for our products, and of the potential future deterioration of general economic conditions and disruptions in our supply chain.  The committee continues to meet on a regular basis, closely monitoring events related to the pandemic and any appropriate actions that may be taken.

Commencing in the second quarter of 2020, we implemented many cost reduction measures in response to the impact of the COVID-19 pandemic on our business, including the reduction of discretionary spending, salary reductions of our executive officers and Board of Directors, and suspension of our quarterly cash dividend payments and stock repurchases.  In September 2020, our Board of Directors approved to reinstate our stock repurchase program; and in October 2020 our Board of Directors approved the reinstatement of our quarterly cash dividend of $0.25 per share, which will be paid on December 1, 2020 to shareholders of record on November 16, 2020.  We continue to analyze our cost structure, and may modify or terminate any cost reduction measures taken as general business conditions warrant, or implement additional cost reduction measures in response to future challenges which may arise from the COVID-19 pandemic.

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

The effects of the COVID-19 pandemic on our business, financial condition and results of operations in future periods may continue to be significant based upon the significant volatility, uncertainty and potential economic disruption caused by the pandemic.

See “Interim Results of Operations” of this Report for a further discussion of the impact of the COVID-19 pandemic on our business, results of operations and financial condition.

Index
Impact of CARES Act and International Wage Subsidies

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

The payroll tax deferral opportunity in the CARES Act enables businesses to enhance their cash flow by permitting the cash deferral of the payment of the employer’s share of the Social Security tax they otherwise would be responsible for paying to the federal government with respect to their employees.  The amount of the cash deferral will be paid over the next two years, with 50% of the amount to be paid by December 31, 2021 and the remaining 50% by December 31, 2022.  In April 2020, we elected to defer our share of the employers’ Social Security tax relating to wages paid to our employees.  The total cash deferral as of September 30, 2020 is $3.5 million, which we plan to pay equally by December 31, 2021 and 2022.

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

Additionally, we filed for wage subsidies in Canada and Poland under local law.  After qualifying, in August 2020, we received a wage subsidy of CND $1.7 million (approximately US $1.3 million) from the Canadian government, and a wage subsidy of Zloty 2.8 million (approximately US $0.7 million) from the Polish government, which will be paid in three equal installments beginning in August 2020 through October 2020, with the total amount paid through September 30, 2020 of Zloty 1.9 million (approximately US $0.5 million).

Impact of Changes in U.S. Trade Policy

Changes in U.S. trade policy, particularly as it relates to China, as with much of our industry, have resulted in the assessment of increased tariffs on goods that we import into the United States.  Although our operating results for the first nine months of 2020 have been slightly impacted by the timing of Chinese sourced products, we have taken, and continue to take, several actions to mitigate the impact of the increased tariffs, including but not limited to, price increases to our customers.  We do not anticipate that the increased tariffs will have a significant impact on our future operating results.  Although we are confident that we will be able to pass along the impact of the increased tariffs to our customers, there can be no assurances that we will be able to pass on the entire increased costs imposed by the tariffs.

Index
Interim Results of Operations:

Comparison of the Three Months Ended September 30, 2020 to the Three Months Ended September 30, 2019

Sales.  Consolidated net sales for the three months ended September 30, 2020 were $343.6 million, an increase of $35.9 million, or 11.7%, compared to $307.7 million in the same period of 2019, with the majority of our net sales to customers located in the United States.  Consolidated net sales increased in both our Engine Management and Temperature Control Segments.

The following table summarizes consolidated net sales by segment and by major product group within each segment for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,
	2020	2019
Engine Management:
Ignition, Emission Control, Fuel and Safety Related System Products	$190,891	$180,826
Wire and Cable	38,663	35,147
Total Engine Management	229,554	215,973

Temperature Control:
Compressors	70,785	52,776
Other Climate Control Parts	39,608	35,525
Total Temperature Control	110,393	88,301

All Other	3,662	3,449

Total	$343,609	$307,723

Engine Management’s net sales increased $13.6 million, or 6.3%, to $229.6 million for the three months ended September 30, 2020.  Net sales in ignition, emission control, fuel and safety related system products for the three months ended September 30, 2020 were $190.9 million, an increase of $10.1 million, or 5.6%, compared to $180.8 million in the same period of 2019.  Net sales in the wire and cable product group for the three months ended September 30, 2020 were $38.7 million, an increase of $3.5 million, or 10%, compared to $35.1 million in the three months ended September 30, 2019.  Engine Management’s increase in net sales for the third quarter of 2020 compared to the same period in 2019 reflects the impact of pent up demand at the consumer level, as evidenced by the substantial increase in customer POS sales, which resulted in large customer orders in the third quarter of 2020, as customers replenished their inventories which had been reduced during the early days of the pandemic. We anticipate demand normalizing towards our longer range forecast of low single digit growth.

Temperature Control’s net sales increased $22.1 million, or 25%, to $110.4 million for the three months ended September 30, 2020.  Net sales in the compressors product group for the three months ended September 30, 2020 were $70.8 million, an increase of $18 million, or 34.1%, compared to $52.8 million in the same period of 2019.  Net sales in the other climate control parts product group for the three months ended September 30, 2020 were $39.6 million, an increase of $4.1 million, or 11.5%, compared to $35.5 million in the three months ended September 30, 2019.  Temperature Control’s increase in net sales for the third quarter of 2020 compared to the same period in 2019 results primarily from an increase in customer demand stemming from the impact of very warm summer weather conditions and low preseason ordering earlier in the year.  Demand for our Temperature Control products may vary significantly with summer weather conditions and customer inventory levels.

Index
Gross Margins.  Gross margins, as a percentage of consolidated net sales, increased to 31.4% in the third quarter of 2020, compared to 29.9% in the third quarter of 2019.  The following table summarizes gross margins by segment for the three months ended September 30, 2020 and 2019, respectively (in thousands):

Three Months Ended September 30,	Engine Management	Temperature Control	Other	Total
2020
Net sales	$229,554	$110,393	$3,662	$343,609
Gross margins	72,361	32,212	3,175	107,748
Gross margin percentage	31.5%	29.2%	—	31.4%

2019
Net sales	$215,973	$88,301	$3,449	$307,723
Gross margins	66,264	22,973	2,851	92,088
Gross margin percentage	30.7%	26%	—	29.9%

Compared to the third quarter of 2019, gross margins at Engine Management increased 0.8 percentage points from 30.7% to 31.5%, while gross margins at Temperature Control increased 3.2 percentage points from 26% to 29.2%. The gross margin percentage increase in Engine Management compared to the prior year primarily reflects the positive impact of higher year-over-year absorption due to higher sales levels and production volumes, and the positive impact of favorable product and customer mix.  The gross margin percentage increase in Temperature Control compared to the prior year reflects primarily the positive impact of higher year-over-year absorption due to higher production volumes. The higher production volumes at both Engine Management and Temperature Control is reflective of the significant increase in customer orders during the third quarter of 2020.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) were $59.5 million, or 17.3% of consolidated net sales, in the third quarter of 2020, as compared to $59.9 million, or 19.5% of consolidated net sales, in the third quarter of 2019.  The slight decrease in SG&A expenses of $0.4 million as compared to the third quarter of 2019 is principally due to lower selling and  marketing costs, and lower costs incurred related to our accounts receivable supply chain financing arrangements resulting from lower discount rates which were offset, in part, by higher distribution costs.  The higher year-over-year distribution expenses are in line with the significantly higher net sales in the third quarter of 2020 when compared to the third quarter of 2019.

Restructuring and Integration Expenses.  Restructuring and integration expenses for the third quarter of 2020 were $0.3 million compared to restructuring and integration expenses of $0.8 million for the third quarter of 2019.  Restructuring and integration expenses incurred in the third quarter of 2020 relate to the increase in environmental cleanup costs for ongoing monitoring and remediation in connection with the prior closure of our manufacturing operations at our Long Island City, New York location; while the restructuring and integration expenses incurred in the third quarter of 2019 consist of costs related to residual relocation activities in our Engine Management segment in connection with our integration of the Pollak business of Stoneridge, Inc., acquired in April 2019.

Operating Income.  Operating income increased to $48 million in the third quarter of 2020, compared to $31.3 million in the third quarter of 2019.  The year-over-year increase in operating income of $16.7 million is the result of the impact of higher consolidated net sales, higher gross margins as a percentage of consolidated net sales, slightly lower SG&A expenses, and lower restructuring and integration expenses.

Other Non-Operating Income, Net.  Other non-operating income, net was $0.5 million in the third quarter of 2020, compared to $0.2 million in the third quarter of 2019.  The year-over-year increase in other non-operating income, net results primarily from the favorable impact of changes in foreign currency exchange rates offset, in part, by a decrease in year-over-year equity income from our joint ventures.

Index
Interest Expense.  Interest expense decreased to $0.5 million in the third quarter of 2020, compared to $1.5 million in the third quarter of 2019.  The year-over-year decrease in interest expense reflects the impact of lower year-over-year average interest rates on our revolving credit facility, and lower average outstanding borrowings in 2020 when compared to 2019.

Income Tax Provision.  The income tax provision in the third quarter of 2020 was $11.8 million at an effective tax rate of 24.6% compared to $7.4 million at an effective tax rate of 24.5% for the same period in 2019.  The effective tax rate in the third quarter of 2020 is essentially flat when compared to the effective tax rate in the third quarter of 2019.

Loss from Discontinued Operations.  Loss from discontinued operations, net of income tax, during the third quarter of 2020 and 2019, reflects information contained in the actuarial studies performed as of August 31, 2020 and 2019, other information available and considered by us, and legal expenses associated with our asbestos related liability.  During the third quarter of 2020 and 2019, we recorded a loss of $7.6 million and $7.9 million from discontinued operations, respectively. The loss from discontinued operations for the third quarter of 2020 and 2019 includes a $8.7 million and $9.7 million pre-tax provision, respectively, to increase our indemnity liability in line with the August 31, 2020 and 2019 actuarial studies.  As discussed more fully in Note 16, “Commitments and Contingencies” in the notes to our consolidated financial statements (unaudited), we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Comparison of the Nine Months Ended September 30, 2020 to the Nine Months Ended September 30, 2019

Sales.  Consolidated net sales for the nine months ended September 30, 2020 were $845.9 million, a decrease of $50.8 million, or 5.7%, compared to $896.7 million in the same period of 2019, with the majority of our net sales to customers in the United States.  Consolidated net sales decreased in both our Engine Management and Temperature Control Segments.

The following table summarizes consolidated net sales by segment and by major product group within each segment for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Engine Management:
Ignition, Emission Control, Fuel and Safety Related System Products	$498,204	$538,718
Wire and Cable	105,621	108,486
Total Engine Management	603,825	647,204

Temperature Control:
Compressors	141,011	145,080
Other Climate Control Parts	93,216	96,551
Total Temperature Control	234,227	241,631

All Other	7,798	7,826

Total	$845,850	$896,661

Engine Management’s net sales decreased $43.4 million, or 6.7%, to $603.8 million for the first nine months of 2020.  Net sales in ignition, emission control, fuel and safety related system products for the nine months ended September 30, 2020 were $498.2 million, a decrease of $40.5 million, or 7.5%, compared to $538.7 million in the same period of 2019.  Net sales in the wire and cable product group for the nine months ended September 30, 2020 were $105.6 million, a decrease of $2.9 million, or 2.7%, compared to $108.5 million in the nine months ended September 30, 2019.  In April 2019, we acquired certain assets and liabilities of the Pollak business of Stoneridge, Inc.  Incremental sales from our acquisition of the Pollak business of $9.5 million were included in the net sales of the ignition, emission control, fuel and safety related system products market for the nine months ended September 30, 2020.  Excluding the incremental sales from the acquisition, net sales in the ignition, emission control, fuel and safety related system products market decreased $50 million, or 9.3%, and Engine Management net sales decreased $52.9 million, or 8.2%.  Engine Management’s decrease in net sales for the first nine months of 2020 compared to the same period in 2019 results primarily from lower year-over-year net sales in the second quarter of 2020 reflective of the impact of the COVID-19 pandemic and the resulting national and regional shelter-in-place orders related thereto; and to a lesser extent the impact of several pipeline orders from certain customers in the first quarter of 2019 that did not recur in the same period of 2020.  After a downturn in net sales initially in the second quarter of 2020 due to impact of the COVID-19 pandemic, customer orders strengthened in the last half of the quarter and continued throughout the third quarter of 2020, resulting in strong Engine Management net sales in the third quarter of 2020, which have partially offset the declines from earlier in the year.

Index
Temperature Control’s net sales decreased $7.4 million, or 3.1%, to $234.2 million for the first nine months of 2020.  Net sales in the compressors product group for the nine months ended September 30, 2020 were $141 million, a decrease of $4.1 million, or 2.8%, compared to $145.1 million in the same period of 2019.  Net sales in the other climate control parts product group for the nine months ended September 30, 2020 were $93.2 million, a decrease of $3.3 million, or 3.5%, compared to $96.5 million in the nine months ended September 30, 2019.  Temperature Control’s decrease in net sales for the first nine months of 2020 compared to the same period in 2019 results from lower year-over-year net sales in the second quarter of 2020 reflective of the impact of the COVID-19 pandemic and resulting national and regional shelter-in-place orders related thereto; and to the impact of strong pre-season orders in the first quarter of 2019 that did not occur in the first quarter of 2020.  After a downturn in net sales initially in the second quarter of 2020 due to impact of the COVID-19 pandemic, Temperature Control’s net sales strengthened in the last half of the quarter and continued throughout the third quarter of 2020, aided by the impact of very warm summer weather conditions, which partially offset the declines earlier in the year.  Demand for our Temperature Control products may vary significantly with summer weather conditions and customer inventory levels.

Gross Margins.  Gross margins, as a percentage of consolidated net sales, decreased slightly to 28.7% in the first nine months of 2020, compared to 28.9% during the same period in 2019.  The following table summarizes gross margins by segment for the nine months ended September 30, 2020 and 2019, respectively (in thousands):

Nine Months Ended September 30,	Engine Management	Temperature Control	Other	Total
2020
Net sales	$603,825	$234,227	$7,798	$845,850
Gross margins	175,296	60,828	6,377	242,501
Gross margin percentage	29%	26%	—	28.7%

2019
Net sales	$647,204	$241,631	$7,826	$896,661
Gross margins	189,737	61,715	7,504	258,956
Gross margin percentage	29.3%	25.5%	—	28.9%

Compared to the first nine months of 2019, gross margins at Engine Management decreased 0.3 percentage points from 29.3% to 29%, while gross margins at Temperature Control increased 0.5 percentage points from 25.5% to 26%.  The gross margin percentages at both Engine Management and Temperature Control reflect the negative impact of lower year-over-year absorption in the second quarter of 2020 due to lower sales levels and production volumes, offset by improved year-over-year absorption in the third quarter of 2020, as production volumes increased due to higher customer demand.  The lower production volume at both Engine Management and Temperature Control in the second quarter of 2020 is reflective of the general slowdown in the worldwide economy caused by the COVID-19 pandemic, as we temporarily reduced production levels in several of our facilities in line with lower customer demand.  As customer demand began to increase, the production levels at all of our facilities have been adjusted to meet the increase in customer demand, resulting in higher year-over-year production volumes in the third quarter of 2020.  We continue to closely monitor customer demand and inventory levels as we manage the production levels at all of our facilities.

Index
Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) decreased to $163.7 million, or 19.4% of consolidated net sales, in the first nine months of 2020, as compared to $180.5 million, or 20.1% of consolidated net sales in the first nine months of 2019.  The $16.8 million decrease in SG&A expenses as compared to the first nine months of 2019 is principally due to (1) lower selling and marketing expenses, (2) lower costs incurred related to our accounts receivable supply chain financing arrangements resulting from lower sales volumes, as well as lower discount rates, and (3) lower other general and administrative expenses resulting from the impact of our cost reduction measures implemented in the second quarter of 2020, including the reduction of discretionary spending, all of which more than offset the impact of incremental expenses of $1.1 million from our April 2019 acquisition of certain assets and liabilities of the Pollak business of Stoneridge Inc., including amortization of intangible assets acquired.

Restructuring and Integration Expenses.  Restructuring and integration expenses for the nine months ended September 30, 2020 were $0.5 million compared to restructuring and integration expenses of $1.5 million in the same period of 2019.  Restructuring and integration expenses incurred in the third quarter of 2020 relate to (1) the increase in environmental cleanup costs for ongoing monitoring and remediation in connection with the prior closure of our manufacturing operations at our Long Island City, New York location, and (2) costs related to the residual relocation activities in our Engine Management segment in connection with our integration of the Pollak business of Stoneridge, Inc., acquired in April 2019; while restructuring and integration expenses incurred in the third quarter of 2019 consist solely of costs related to the residual relocation activities in connection with our integration of the Pollak business of Stoneridge, Inc.

Operating Income.  Operating income was $78.3 million in the first nine months of 2020, compared to $77 million for the same period in 2019.  The year-over-year increase in operating income of $1.3 million is the result of the impact of lower SG&A expenses and lower restructuring and integration expenses, which more than offset the impact of lower consolidated net sales, and lower gross margins as a percentage of consolidated net sales.

Other Non-Operating Income, Net.  Other non-operating income, net was $0.6 million in the first nine months of 2020, compared to other non-operating income, net of $2.3 million in the first nine months of 2019.  The year-over-year decrease in other non-operating income, net results primarily from the decrease in year-over-year equity income from our joint ventures.  The lower year-over-year equity income from our joint ventures is reflective of the general slowdown in the worldwide economy caused by the COVID-19 pandemic.

Interest Expense.  Interest expense decreased to $2.1 million in the first nine months of 2020, compared to $4.3 million for the same period in 2019.  The year-over-year decrease in interest expense reflects the impact of lower year-over-year average interest rates on our revolving credit facility, and lower average outstanding borrowings in 2020 when compared to 2019.

Income Tax Provision.  The income tax provision for the nine months ended September 30, 2020 was $19.1 million at an effective tax rate of 24.9%, compared to $18.6 million at an effective tax rate of 24.9% for the same period in 2019.  The effective tax rate in the first nine months of 2020 is essentially flat when compared to the effective tax rate in the first nine months of 2019.

Loss from Discontinued Operations.  Loss from discontinued operations, net of income tax, during the nine months ended September 30, 2020 and 2019, reflects information contained in the actuarial studies performed as of August 31, 2020 and 2019, other information available and considered by us, and legal expenses associated with our asbestos related liability.  During the first nine months of 2020 and 2019, we recorded a loss of $9.5 million and $9.9 million from discontinued operations, respectively.  The loss from discontinued operations for the nine months ended September 30, 2020 and 2019 includes a $8.7 million and $9.7 million pre-tax provision, respectively, to increase our indemnity liability in line with the August 31, 2020 and 2019 actuarial studies.  As discussed more fully in Note 16, “Commitments and Contingencies” in the notes to our consolidated financial statements (unaudited), we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Index
For further information regarding the impact of the COVID-19 pandemic on our business, refer to the paragraphs entitled, “Impact of the Novel Coronavirus (COVID-19)” and “Impact of CARES Act and International Wage Subsidies,” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10Q.

Restructuring and Integration Programs

All of our restructuring and integration programs have been substantially completed.  For a detailed discussion on the restructuring and integration costs, see Note 4, “Restructuring and Integration Expenses,” of the notes to our consolidated financial statements (unaudited).

Liquidity and Capital Resources

Operating Activities. During the first nine months of 2020, cash provided by operating activities was $78.6 million compared to $43.1 million in the same period of 2019.  The increase in cash provided by operating activities during the first nine months of 2020 compared to the same period in 2019 resulted primarily from the increase in net earnings, the larger year-over-year decrease in inventories, the decrease in prepaid expenses and other current assets compared to an increase in prepaid expenses and other current assets in the prior year, the smaller year-over-year decrease in accounts payable, and the increase in sundry payables and accrued expenses compared to a decrease in sundry payables and accrued expenses in the prior year, partially offset by the larger year-over-year increase in accounts receivable.

Net earnings during the first nine months of 2020 were $48.2 million compared to $46.4 million in the first nine month of 2019.  During the first nine months of 2020, (1) the increase in accounts receivable was $104 million compared to the year-over-year increase in accounts receivable of $16.6 million in 2019; (2) the decrease in inventories was $53.3 million compared to the year-over-year decrease in inventories of $11.8 million in 2019; (3) the decrease in accounts payable was $13.1 million compared to the year-over-year decrease in accounts payable of $24.1 million in 2019; (4) the decrease in prepaid expenses and other current assets was $5.6 million compared to the year-over-year increase in prepaid expenses and other current assets of $6.5 million in 2019; and (5) the increase in sundry payables and accrued expenses was $51.9 million compared to the year-over-year decrease in sundry payables of $2.6 million in 2019.  The increase in receivables and decrease in inventories during the first nine months of 2020 is reflective of the significant increase in net sales in the third quarter of 2020; while the cash impact of the increase in sundry payables and accrued expenses relates primarily to the timing of customer returns and the payment of customer rebates.  We continue to actively manage our working capital to maximize our operating cash flow.

Investing Activities.  Cash used in investing activities was $13.2 million in the first nine months of 2020, compared to $51 million in the same period of 2019.  Investing activities during the first nine months of 2020 consisted of capital expenditures of $13.2 million; while investing activities during the first nine months of 2019 consisted of (1) net cash proceeds of $4.8 million received in January 2019 from the December 2018 sale of our property in Grapevine, Texas; (2) the payment of $38.4 million for our April 2019 acquisition of certain assets and liabilities of the Pollak business of Stoneridge, Inc.; (3) the payment of $5.1 million for our acquisition of an approximate 29% minority interest in Jiangsu Che Yijia New Energy Technology Co., Ltd.; and (4) capital expenditures of $12.3 million.

Financing Activities.  Cash used in financing activities was $59.1 million in the first nine months of 2020 as compared to cash provided by financing activities of $9.6 million in the same period of 2019.  During the first nine months of 2020, (1) we reduced our borrowings under our revolving credit facility by $44 million as compared to the increase in borrowings under our revolving credit facility of $34.5 million in 2019; (2) we made cash payments in the first nine months of 2020 for the repurchase of shares of our common stock of $8.7 million as compared to $10.7 million in 2019; and (3) we paid dividends of $5.6 million in the first nine months of 2020 as compared to $15.4 million in the comparable period last year.  In January 2020, our Board of Directors voted to increase our quarterly dividend from $0.23 per share in 2019 to $0.25 per share in 2020.  In April 2020, in response to the impact of the COVID-19 pandemic on our business, our Board of Directors approved to temporarily suspend our quarterly cash dividend payments and stock repurchases.  In September 2020, our Board of Directors approved to reinstate our stock repurchase program; and in October 2020 our Board of Directors approved the reinstatement of our quarterly cash dividend of $0.25 per share, which will be paid on December 1, 2020 to shareholders of record on November 16, 2020.

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

Borrowings under the amended credit agreement are secured by substantially all of our assets, including accounts receivable, inventory and certain fixed assets, and those of certain of our subsidiaries.  Availability under the amended credit agreement is based on a formula of eligible accounts receivable, eligible drafts presented to the banks under our supply chain financing arrangements and eligible inventory.  After taking into account outstanding borrowings under the amended credit agreement there was an additional $238.4 million available for us to borrow pursuant to the formula at September 30, 2020.  Outstanding borrowings under the amended credit agreement, which are classified as current liabilities, were $8.4 million and $52.5 million at September 30, 2020 and December 31, 2019, respectively; while letters of credit outstanding under the amended credit agreement were $3.1 million at September 30, 2020 and December 31, 2019.  Borrowings under the amended credit agreement have been classified as current liabilities based upon accounting rules and certain provisions in the agreement.

At September 30, 2020, the weighted average interest rate on our amended credit agreement was 3.5%, which consisted of an alternative base rate loan of $8.4 million.  At September 30, 2020, there were no direct borrowings outstanding. The interest rate for direct borrowings under our amended credit agreement at September 30, 2020 was 1.4%.  At December 31, 2019, the weighted average interest rate on our amended credit agreement was 3.5%, which consisted of $40 million in direct borrowings at 2.3% and an alternative base rate loan of $12.5 million at 5%. During the nine months ended September 30, 2020, our average daily alternative base rate loan balance was $1.3 million, compared to a balance of $1.6 million for the nine months ended September 30, 2019, and a balance of $1.7 million for the year ended December 31, 2019.

At any time that our borrowing availability is less than the greater of either (a) $25 million, or 10% of the commitments if fixed assets are not included in the borrowing base, or (b) $31.25 million, or 12.5% of the commitments if fixed assets are included in the borrowing base, the terms of the amended credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain a fixed charge coverage ratio of 1:1 at the end of each fiscal quarter (rolling four quarters).  As of September 30, 2020, we were not subject to these covenants.  The amended credit agreement permits us to pay cash dividends of $20 million and make stock repurchases of $20 million in any fiscal year subject to a minimum availability of $25 million.  Provided specific conditions are met, the amended credit agreement also permits acquisitions, permissible debt financing, capital expenditures, and cash dividend payments and stock repurchases of greater than $20 million.

Our Polish subsidiary, SMP Poland sp. z.o.o., has entered into an overdraft facility with HSBC France (Spolka Akcyjna) Oddzial w Polsce, formerly HSBC Bank Polska S.A., for Zloty 30 million (approximately US $7.5 million).  The facility, as amended, expires in December 2020.  Borrowings under the overdraft facility will bear interest at a rate equal to WIBOR + 0.75% and are guaranteed by Standard Motor Products, Inc., the ultimate parent company.  At September 30, 2020 and December 31, 2019, borrowings under the overdraft facility were Zloty 13.7 million (approximately US $3.5 million) and Zloty 16.7 million (approximately US $4.4 million), respectively.  We anticipate that the overdraft facility will be renewed in the fourth quarter of 2020.

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

Pursuant to these agreements, we sold $213.3 million and $511.1 million of receivables during the three months and nine months ended September 30, 2020, respectively, and $199.6 million and $560.6 million for the comparable periods in 2019, all of which were reflected as a reduction of accounts receivable in the consolidated balance sheet at the time of sale.  A charge in the amount of $3.5 million and $9.4 million related to the sale of receivables was included in selling, general and administrative expense in our consolidated statements of operations for the three months and nine months ended September 30, 2020, respectively, and $5.6 million and $17.7 million for the comparable periods in 2019.

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

In May 2018, our Board of Directors authorized the purchase of up to $20 million of our common stock under a stock repurchase program.  Stock will be purchased from time to time, in the open market or through private transactions, as market conditions warrant.  Under this program, during the year ended December 31, 2018 and nine months ended September 30, 2019, we repurchased 201,484 and 221,748 shares of our common stock, respectively, at a total cost of $9.3 million and $10.7 million, respectively, thereby completing the 2018 Board of Directors authorization.

In March 2020, our Board of Directors authorized the purchase of up to $20 million of our common stock,  in the open market or through private transactions, as market conditions warrant, under a new stock repurchase program.  Under this program, during the three months ended March 31, 2020, we repurchased 222,741 shares of our common stock at a total cost of $8.7 million.  In April 2020, in response to the impact of the COVID-19 pandemic on our business, our Board of Directors approved to temporarily suspend our stock repurchases.  In September 2020, our Board of Directors approved to reinstate our stock repurchase program.  There were no shares of common stock repurchased in the second quarter and third quarters of 2020 and, as such, as of September 30, 2020, there was approximately $11.3 million available for future stock purchases under the program.  During the period from October 1, 2020 through October 27, 2020 there have been no additional shares of common stock repurchased.

We anticipate that our cash flow from operations, available cash and available borrowings under our revolving credit facility will be adequate to meet our future liquidity needs for at least the next twelve months.  Significant assumptions underlie this belief, including, among other things, that we will be able to mitigate the future impact, if any, of the COVID-19 pandemic on our business and operating cash flow by managing our inventories and production levels to align with customer demand for our products, and effectively managing our costs and expenses, and that there will be no material adverse developments in our business, liquidity or capital requirements. If material adverse developments were to occur in any of these areas, there can be no assurance that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our revolving credit facility in amounts sufficient to enable us to pay the principal and interest on our indebtedness, or to fund our other liquidity needs.  In addition, if we default on any of our indebtedness, or breach any financial covenant in our revolving credit facility, our business could be adversely affected.

Index
For further information regarding the risks of our business, refer to Item 1A “Risk Factors” in our quarterly reports on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020, and Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ending December 31, 2019.

The following table summarizes our contractual commitments as of September 30, 2020 and expiration dates of commitments through 2028 (a):

(In thousands)	2020	2021	2022	2023	2024	2025-2028	Total
Operating lease obligations	$2,235	$8,631	$7,071	$5,715	$3,881	$7,844	$35,377
Postretirement benefits	9	32	29	25	25	50	170
Severance payments related to restructuring and integration	58	155	28	1	—	—	242
Total commitments	$2,302	$8,818	$7,128	$5,741	$3,906	$7,894	$35,789

(a)
Indebtedness under our revolving credit facility is not included in the table above as it is reported as a current liability in our consolidated balance sheets.  As of September 30, 2020, amounts outstanding under our revolving credit facilities were $8.4 million.

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

You should be aware that preparation of our consolidated quarterly financial statements in this Report requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods.  We can give no assurances that actual results will not differ from those estimates.  Although we do not believe that there is a reasonable likelihood that there will be a material change in the future estimates, or in the assumptions that we use in calculating the estimates, the uncertain future effects, if any, of the COVID-19 pandemic, and other unforeseen changes in the industry, or business, could materially impact the estimates, and may have a material adverse effect on our business, financial condition and results of operations.

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

Index
ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk, primarily related to foreign currency exchange and interest rates. These exposures are actively monitored by management. Our exposure to foreign exchange rate risk is due to certain costs, revenues and borrowings being denominated in currencies other than one of our subsidiary’s functional currency. Similarly, we are exposed to market risk as the result of changes in interest rates, which may affect the cost of our financing. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures. We do not hold or issue derivative financial instruments for trading or speculative purposes.  As of September 30, 2020, we do not have any derivative financial instruments.

Exchange Rate Risk

We have exchange rate exposure, primarily, with respect to the Canadian Dollar, the Euro, the British Pound, the Polish Zloty, the Mexican Peso, the Taiwan Dollar, the Chinese Yuan Renminbi and the Hong Kong Dollar.  As of September 30, 2020 and December 31, 2019, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore, the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the incremental effect of such a change on our foreign currency denominated revenues.

Interest Rate Risk

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements.  We invest our excess cash in highly liquid short-term investments.  Substantially all of our debt is variable rate debt as of September 30, 2020 and December 31, 2019.

In addition, we are party to several supply chain financing arrangements, in which we may sell certain of our customers’ trade accounts receivable to such customers’ financial institutions.  We sell our undivided interests in certain of these receivables at our discretion when we determine that the cost of these arrangements is less than the cost of servicing our receivables with existing debt.  During the three months and nine months ended September 30, 2020, we sold $213.3 million and $511.1 million of receivables, respectively.  Depending upon the level of sales of receivables pursuant these agreements, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the margin rate may have an approximate $2.1 million and $5.1 million negative impact on our earnings or cash flows during the three months and nine months ended September 30, 2020, respectively.  The charge related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations.

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

During the quarter ended September 30, 2020, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

STANDARD MOTOR PRODUCTS, INC.
(Registrant)

Date: October 29, 2020	/s/ Nathan R. Iles
Nathan R. Iles
Chief Financial Officer
(Principal Financial and
Accounting Officer)