Form 10-K
period 2020-12-31
STANDARD MOTOR PRODUCTS, INC.
filed 2021-02-24
CIK 93389

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.      ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☑

The aggregate market value of the voting common stock based on the closing price on the New York Stock Exchange on June 30, 2020 (the last business day of registrant’s most recently completed second fiscal quarter) of $41.20 per share held by non-affiliates of the registrant was $825,914,811.  For purposes of the foregoing calculation only, all directors and officers have been deemed to be affiliates, but the registrant disclaims that any of such are affiliates.

As of February 22, 2021, there were 22,357,438 outstanding shares of the registrant’s common stock, par value $2.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report is incorporated herein by reference from the registrant’s definitive proxy statement relating to its annual meeting of stockholders to be held on May 21, 2021.

Index

STANDARD MOTOR PRODUCTS, INC.

Index
PART I

In this Annual Report on Form 10-K, “Standard Motor Products,” “we,” “us,” “our” and the “Company” refer to Standard Motor Products, Inc. and its subsidiaries, unless the context requires otherwise. This Report, including the documents incorporated herein by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements in this Report are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects,” “strategies” and similar expressions. These statements represent our expectations based on current information and assumptions and are inherently subject to risks and uncertainties.  Our actual results could differ materially from those which are anticipated or projected as a result of certain risks and uncertainties, including, but not limited to, changes or loss in business relationships with our major customers and in the timing, size and continuation of our customers’ programs; changes in our supply chain financing arrangements, such as changes in terms, termination of contracts and/or the impact of rising interest rates; the ability of our customers to achieve their projected sales; competitive product and pricing pressures; increases in production or material costs, including procurement costs resulting from higher tariffs, that cannot be recouped in product pricing; the performance of the aftermarket, heavy duty, industrial equipment and original equipment markets; changes in the product mix and distribution channel mix; economic and market conditions; successful integration of acquired businesses; our ability to achieve benefits from our cost savings initiatives; product liability and environmental matters (including, without limitation, those related to asbestos-related contingent liabilities and remediation costs at certain properties); the effects of widespread public health crisis, including the novel coronavirus (COVID-19) pandemic; as well as other risks and uncertainties, such as those described under Risk Factors, Quantitative and Qualitative Disclosures About Market Risk and those detailed herein and from time to time in the filings of the Company with the SEC. Forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. In addition, historical information should not be considered as an indicator of future performance.

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

The Automotive Aftermarket

The automotive aftermarket replacement parts business differs substantially from the original equipment manufacturers (“OEM”) parts business.  Unlike the OEM parts business that primarily follows trends in new car production, the automotive aftermarket replacement parts business primarily tends to follow different trends, such as:

•	the number of vehicles on the road;

•	the average age of vehicles on the road; and

•	the total number of miles driven per year.

Index
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

To maintain our strong competitive position, we remain committed to the following:

•	providing our customers with full-line coverage of high quality engine management and temperature control products and new technologies for all years, makes and models of vehicles on the road;

•	supporting our products with the highest level of value-added services;

•	supply chain excellence through supplier and customer focused initiatives, and continuing to maximize our production, supply chain and distribution efficiencies;

•	continuing to improve our cost position through increased global sourcing, increased manufacturing at our low-cost plants, and strategic transactions with manufacturers in low-cost regions; and

•	focusing on our engineering development efforts including a focus on bringing more product manufacturing in-house.

•
Provide Superior Value-Added Services and Product Availability.  Our goal is to increase sales to existing and new customers by leveraging our skills in rapidly filling orders, maintaining high levels of product availability and offering a product portfolio that provides comprehensive coverage for all vehicle applications.  Our marketing support provides insightful customer category management, technical support and award-winning programs, and our technically skilled sales personnel provide our customers with product selection, assortment and application support related to our products. In addition, we have a team dedicated to providing technical training on diagnosing and repairing vehicles equipped with complex systems.

•
Expand Our Product Lines.  Vehicle manufacturers continue to introduce new technologies and systems creating opportunities for us to expand our product lines. In addition, we intend to increase our sales by continuing to develop internally, or through potential acquisitions, the range of engine management and temperature control products that we offer to our customers.  We are committed to investing the resources necessary to maintain and expand our technical capability to manufacture product lines that incorporate the latest technologies, including product lines relating to safety, advanced driver assistance and collision avoidance systems.

Index
•
Broaden Our Customer Base and Diversify our Business.  We seek to increase our customer base and diversify our business primarily by (a) leveraging our manufacturing and distribution capabilities to secure additional business globally with original equipment vehicle and equipment manufacturers and their service part operations, as well as our existing customer base of large retailers, program distribution groups, warehouse distributors, other manufacturers and export customers, (b) supporting the service part operations of vehicle and equipment manufacturers with value-added services and product support for the life of the part, (c) developing new product lines that compliment our existing product offering and have the potential for high growth within the automotive aftermarket and (d) expand our product offering in the heavy duty and commercial vehicle markets.

•
Improve Operating Efficiency and Cost Position.  Our management places significant emphasis on improving our financial performance by achieving operating efficiencies and improving asset utilization, while maintaining product quality and high customer order fill rates.

•
Cash Utilization.  We intend to apply any excess cash flow from operations and the management of working capital primarily to reduce our outstanding indebtedness, pay dividends to our shareholders, expand our product lines by investing in new tooling and equipment, grow revenues through potential acquisitions, and repurchase shares of our common stock.  Commencing in the second quarter of 2020, we implemented many programs to conserve cash and reduce costs in response to the impact of the COVID-19 pandemic on our business, including by borrowing an additional $75 million under our amended credit agreement, and temporarily suspending our quarterly cash dividend payments and stock repurchases. In June 2020, we repaid the additional $75 million of borrowed funds. In September 2020, our Board of Directors approved to reinstate our stock repurchase program, and in October 2020, our Board of Directors approved the reinstatement of our quarterly cash dividend payments.

Our Products & Services

Engine Management Segment

Our Engine Management Segment manufactures and distributes a full line of critical components for all years, makes and models of vehicles on the road, including new technologies. Key product categories within our engine management portfolio include: (i) ignition, such as electronic ignition control modules, camshaft and crankshaft position sensors, distributor caps, rotors, ignition wires and coils; (ii) electrical, such as switches and relays; (iii) emissions, such as EGR valves and variable valve timing (VVT) components; (iv) fuel, such as mass airflow sensors, fuel pressure sensors, electronic throttle bodies and fuel injectors, including diesel injectors and pumps (new and remanufactured); and (v) safety-related systems, such as various sensors including anti-lock brake (ABS), vehicle speed, tire pressure monitoring (TPMS) and park assist.

We continuously look to expand our product offering.  Recently, we have done so by adding late-model coverage for existing product categories, and new product categories in response to new and evolving vehicle technologies, including diesel injectors, pumps and components, turbochargers, evaporation emission control system components, exhaust gas temperature sensors, active grill shutters, battery current sensors, and Advanced Driver Assistance Systems (ADAS) components, including blind spot detection sensors, cruise control distance sensors, lane departure sensor cameras and park assist backup cameras.

Ignition, Emission Control, Fuel & Safety Related System Products.  Replacement parts for ignition, emission, fuel and safety related systems accounted for approximately $691.7 million, or 61%, of our consolidated net sales in 2020, approximately $706 million, or 62%, of our consolidated net sales in 2019, and approximately $648.3 million, or 59%, of our consolidated net sales in 2018.

Index
As the use and complexity of vehicle systems continue to develop and proliferate, we expect to identify and benefit from new sales opportunities. All new vehicles are factory‑equipped with numerous electronic control modules designed to monitor and control the internal combustion process and the emissions, transmission, safety and comfort systems of the vehicle.  Newer automotive systems include Advanced Driver Assistance Systems and Collision Avoidance Systems to alert the driver to potential problems, or to avoid collisions by implementing safeguards. Many of these systems use on-board computers to monitor inputs from sensing devices located throughout the vehicle.  Our sales of sensors, switches, actuators, valves, solenoids and related parts have increased as automobile manufacturers continue to equip their cars with these more complex engine management systems.

New sales opportunities have also arisen in the United States as a result of government regulations regarding safety and emissions.  Legally, automobiles must now comply with emissions standards from the time they were manufactured and, in most states, until the last day they are in use.  Emissions laws and fuel economy regulations have had a positive impact on sales of our ignition, emissions control and fuel delivery parts since vehicles failing these laws may require repairs utilizing parts sold by us. Similarly, as government-mandated safety devices, such as anti-lock braking systems and air bags mature, requiring servicing and repair, we anticipate increased sales opportunities for many of our products such as ABS sensors, TPMS sensors and traction control products.

Wire & Cable Products.  Wire and cable parts accounted for approximately $144 million, or 13%, of our consolidated net sales in 2020, approximately $143.2 million, or 13%, of our consolidated net sales in 2019, and approximately $155.2 million, or 14%, of our consolidated net sales in 2018.  These products include ignition (spark plug) wire sets, battery cables, pigtails, sockets and a wide range of electrical wire, terminals, connectors and tools for servicing an automobile’s electrical system.

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

We continuously look to improve our cost position through strategic transactions with manufacturers in low cost regions.  In 2014, we formed Foshan GWOYNG SMP Vehicle Climate Control & Cooling Products Co. Ltd., a China-based joint venture that manufactures automotive air conditioning accumulators, filter driers, hose assemblies, and switches; in 2017, we formed Foshan FGD SMP Automotive Compressor Co., Ltd., a China-based joint venture that manufactures automotive belt driven air conditioning compressors; and in 2019, we acquired an approximate 29% minority interest in Foshan Che Yijia New Energy Technology Co., Ltd., a China-based manufacturer of automotive electric air conditioning compressors.  We believe that these transactions will enhance our position as a basic low-cost manufacturer and a leading supplier of temperature control parts to the aftermarket and allow an opportunity for growth in the China market, while providing key complimentary manufacturing capabilities and synergy opportunities with our other manufacturing facilities.

Compressors.  Compressors accounted for approximately $163.1 million, or 14%, of our consolidated net sales in 2020, approximately $160.5 million, or 14%, of our consolidated net sales in 2019, and approximately $148.4 million, or 14%, of our consolidated net sales in 2018.

Other Climate Control Parts.  Other climate control parts accounted for approximately $118.9 million, or 11%, of our consolidated net sales in 2020, approximately $117.9 million, or 10%, of our consolidated net sales in 2019, and approximately $130 million, or 12%, of our consolidated net sales in 2018.

Index
Financial Information about our Operating Segments

For additional information related to our operating segments, and the disaggregation of operating segment net sales by geographic area, major product group and major sales channel, see Note 19 “Industry Segment and Geographic Data” and Note 20 “Net Sales”, respectively, of the Notes to Consolidated Financial Statements in Item 8 of this Report.

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

Index
•
Original equipment manufacturers and original equipment service part operations, such as General Motors Co., FCA US LLC (formerly known as Chrysler Group LLC), Ford Motor Co., Woodward, Inc., Deere & Company and Red Dot Corporation.

Our five largest individual customers accounted for approximately 68% of our consolidated net sales in 2020, approximately 69% of our consolidated net sales in 2019 and approximately 70% of our consolidated net sales in 2018.  During 2020, O’Reilly, NAPA, Advance and AutoZone accounted for 26%, 15%, 14% and 11% of our consolidated net sales, respectively.  Net sales from each of these customers were reported in both our Engine Management and Temperature Control Segments. The loss of one or more of these customers or, a significant reduction in purchases of our products from any one of them, could have a materially adverse impact on our business, financial condition and results of operations.

In December 2020, a large retail customer informed us of its decision to pursue a private brand strategy for its engine management product line.  This customer has historically purchased $140 million of engine management products annually from us.  We anticipate that sales to this customer will continue through the first quarter of 2021.  In light of this development, we plan to take the necessary steps to reduce costs.

Competition

We compete primarily on the basis of product quality, product availability, value-added services, product coverage, order turn‑around time, order fill rate, technical support and price.  We believe we differentiate ourselves from our competitors primarily through:

•	a value‑added, knowledgeable sales force;

•	continuous product development, engineering & technical advancement;

•	extensive product coverage in conjunction with market leading brands;

•	rigorous product qualification standards to ensure that our parts meet or exceed exacting performance specifications;

•	sophisticated parts cataloging systems, including catalogs available online through our website and our mobile application;

•	inventory levels and logistical systems sufficient to meet the rapid delivery requirements of customers;

•	breadth of manufacturing capabilities; and

•	award-winning marketing programs, sales support and technical training.

We are one of the leading independent manufacturers and distributors serving North America and other geographic areas in our core businesses of Engine Management and Temperature Control.  In the Engine Management Segment, we compete with: ACDelco, Aptive Plc, Denso Corporation, Continental AG, Hitachi, Ltd., Motorcraft, Robert Bosch GmbH, Visteon Corporation, NGK Spark Plug Co., Ltd., Dorman Products, Inc. and several privately-owned companies primarily importing products from Asia.  In the Temperature Control Segment, we compete with: ACDelco, MAHLE GmbH, Denso Corporation, Motorcraft, Sanden International (U.S.A.), Inc., Continental AG, Dorman Products, Inc., and several privately-owned companies.

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

Index
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

In the original equipment channel we sell our products to manufacturers of automotive, heavy duty, and motorsport vehicles and equipment, and their tier suppliers.  We also sell and support the service part divisions of each of our customers. In addition to new car sales, automotive dealerships sell parts and service vehicles.  We also sell our products to Tier 1 suppliers of OEMs.

In the heavy duty aftermarket, we sell our products to recognized distributors who buy directly from us and sell directly to fleet operators and repair facilities for use in the repair and maintenance of medium to heavy duty vehicles. We also sell our products to OEMs for use in production and service of medium to heavy duty vehicles as well as construction, agricultural and specialty vehicles and equipment.

We sell our products primarily in the United States, with additional sales in Canada, Europe, Asia, Mexico and other Latin American countries.  Our sales are substantially denominated in U.S. dollars.  For information on revenues and long-lived assets by geographic area, see Note 19 “Industry Segment and Geographic Data” of the Notes to Consolidated Financial Statements in Item 8 of this report.

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

Another way we generate demand for our products is through our training program, which offers training seminars to professional automotive technicians.  Our training program is accredited by the National Institute for Automotive Service Excellence (ASE) Training Managers Council.  Our seminars are taught by ASE certified instructors and have historically featured in-person training seminars on more than 30 different topics and on-demand training webinars online on more than 150 different topics. As a result of the COVID-19 pandemic, we temporarily suspended in-person training seminars to protect the health and safety of our instructors and participating technicians, and we shifted our focus to offering live training webinars online. Through our training program, we teach approximately 60,000 technicians annually how to diagnose and repair vehicles equipped with complex systems related to our products, and we have approximately 16,000 technicians who are registered to participate in such sessions through our online platform.

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

Index
Seasonality

Historically, our operating results have fluctuated by quarter, with the greatest sales occurring in the second and third quarters of the year and revenues generally being recognized at the time of shipment.  It is in these quarters that demand for our products is typically the highest, specifically in the Temperature Control Segment of our business.  In addition to this seasonality, the demand for our temperature control products during the second and third quarters of the year may vary significantly with the summer weather and customer inventories.  Ordinarily, a warm summer, as we experienced in 2020, would increase the demand for our temperature control products, while a somewhat mild summer, as we experienced in 2019, may lessen such demand.  In 2020, however, due to the impact of the COVID-19 pandemic, we initially experienced a significant reduction in customer demand for our products in the second quarter, with customer demand strengthening in the last half of the quarter and continuing throughout the second half of the year.

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

Index
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

Environmental, Social and Governance (ESG) and Human Capital

Our Culture

Our Company was founded in 1919 on the values of integrity, common decency and respect for others.  These values continue to this day and are embodied in our Code of Ethics, which has been adopted by the Board of Directors of the Company to serve as a statement of principles to guide our decision-making and reinforce our commitment to these values in all aspects of our business.  We believe that our commitment to our Company, our employees and the communities within which we operate has led to high employee satisfaction and low employee turnover, and our commitment to our customers, suppliers and business partners has resulted in high customer satisfaction, as evidenced by the customer awards that we routinely win, and decades-long customer relationships.

We also take environmental and social issues seriously.  We believe that our commitment to identifying and implementing positive environmental and social related business practices strengthens our Company, improves our relationship with our shareholders and better serves our customers, our communities and the broader environment within which we conduct our business. To further our commitment to these values, in 2020, we formed a multi-disciplinary leadership team comprised of our Chief Executive Officer and other executive officers to lead our efforts in this area, and we launched the SMPCaresTM initiative to put our philanthropic plans into practice.

Environmental

As a company we take our commitment to environmental stewardship seriously.  Our use of remanufactured cores in our air conditioning compressor, diesel injector and diesel pump product lines result in the reduction of raw materials and energy consumption.  Certain of our products, such as fuel injectors and electronic sensors reduce emissions and foster cleaner operating vehicles.  As related to our manufacturing operations, over the last 5 years, we have spent in excess of $1 million for the reduction of energy consumption in our facilities by installing energy efficient lighting and climate control equipment.  We have made efforts to reduce our waste through a reduction in packaging materials and a reduction in our usage of cardboard, paper and plastics in our manufacturing processes.

Human Capital

We believe that our commitment to our employees is critical to our continued success, and has led to high employee satisfaction and low employee turnover.  To facilitate talent attraction and retention, we strive to have a diverse, inclusive and safe workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits and health and wellness programs, and by programs that build connections between our employees and their communities.  Our employees share our corporate values of integrity, common decency and respect of others, values which have been established since our company was founded.

Index
As of December 31, 2020, we employed approximately 4,300 people, with 1,800 people in the United States and 2,500 people in Mexico, Canada, Poland, the U.K., Hong Kong and Taiwan.  Of the 4,300 people employed, approximately 2,400 people are production employees.  We operate primarily in non‑union facilities and have binding labor agreements with employees at other unionized facilities.  We have approximately 77 production employees in Edwardsville, Kansas who are covered by a contract with The International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) that expires in August 2022.  We also have approximately 1,400 employees in Mexico who are covered under union agreements negotiated at various intervals. For clarification, the employee numbers described above exclude the employees of our joint venture operations.

We believe that our facilities are in labor markets with ready access to adequate numbers of skilled and unskilled workers, and we believe our relations with our union and non‑union employees are good.

Diversity and Inclusion.  We believe that a diverse workforce is critical to our success, and we continue to focus on the hiring, retention and advancement of women and underrepresented populations. Our recent efforts have been focused in three areas: inspiring innovation through an inclusive and diverse culture; expanding our efforts to recruit and hire world-class diverse talent; and identifying strategic partners to accelerate our inclusion and diversity programs.  Over the last 5 years, approximately 50% of our hires and promotions have been women or individuals of diverse backgrounds.

To further our commitment to diversity, we have established a “Diversity and Inclusion Taskforce.” The Task Force will consist of a Project Manager, Steering Committee, Executive Sponsors and Senior Council.  The Taskforce will be responsible for creating a diversity and inclusion strategy by establishing goals, tracking and mentoring high potential diverse employees, and enhancing our current practice of tracking diversity hires and promotions.

Health, Safety and Wellness. The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to a variety of innovative, flexible and convenient health and wellness programs, including benefits that provide protection and security so they can have peace of mind concerning events that may require time away from work, or that impact their financial well-being; that support their physical and mental health by providing tools and resources to help them improve or maintain their health status and encourage engagement in healthy behaviors; and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families.

In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees and which comply with government regulations.  These include providing employees with flexible working arrangements, including, where appropriate, the ability to work from home, and implementing a number of safety policies and practices at all of our facilities.  For additional information on safety protocols implemented at our facilities, refer to the paragraph entitled, “Impact of the Novel Coronavirus (COVID-19),” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

Compensation and Benefits.  We provide competitive compensation and benefits programs that meet the needs of our employees.  In addition to wages and salaries, these programs include annual cash bonuses, stock awards, a 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, and employee assistance programs.

Talent Development.  We invest significant resources to develop the talent of our high potential employees.  We deliver numerous training opportunities, provide rotational assignment opportunities, have expanded our focus on continuous learning and development, and implemented methodologies to manage performance, provide feedback and develop talent.

Our talent development programs are designed to provide employees with the resources they need to help achieve their career goals, build management skills and lead their organizations. We provide a series of employee workshops that support professional growth and development. Our annual review process encourages manager and employee conversations throughout the year to enhance growth and development.

Index
Social Engagement and Community Service

We believe that building connections between our employees, their families and our communities creates a more meaningful, fulfilling and enjoyable workplace. Through our “SMP Cares” initiative, our employees are encouraged to pursue their interests, and to connect to local communities through volunteering and giving opportunities.

Our corporate giving and volunteering programs, along with our practice of “Company Matching,” encourages our employees to donate, and to engage in those local causes that they are most passionate about.  Our employees have volunteered locally in projects such as the park beautification project in Long Island City, and have donated to such causes as the March of Dimes, United Way and Salvation Army.  We have successfully raised money for flood victims in Mexico and Puerto Rico, and are active in assisting many communities that have been devastated by natural disasters.  In response to the COVID-19 pandemic, our employees have donated in excess of $100,000 to local hospitals, schools and shelters, and have participated in numerous coat and clothing drives.  We continue to encourage participation in these initiatives as we believe they are essential in the support of our core values.

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

Our five largest individual customers accounted for approximately 68% of our consolidated net sales in 2020, approximately 69% of our consolidated net sales in 2019, and approximately 70% of our consolidated net sales in 2018.  During 2020, O’Reilly, NAPA, Advance and AutoZone accounted for 26%, 15%, 14% and 11% of our consolidated net sales, respectively. The loss of one or more of these customers or, a significant reduction in purchases of our products from any one of them, could have a materially adverse impact on our business, financial condition and results of operations. In addition, any consolidation among our key customers may further increase our customer concentration risk.

In December 2020, a large retail customer informed us of its decision to pursue a private brand strategy for its engine management product line.  This customer has historically purchased $140 million of engine management products annually from us.  We anticipate that sales to this customer will continue through the first quarter of 2021.  In light of this development, we plan to take the necessary steps to reduce costs.

Index
Also, we do not typically enter into long-term agreements with any of our customers.  Instead, we enter into a number of purchase order commitments with our customers, based on their current or projected needs.  We have in the past, and may in the future, lose customers or lose a particular product line of a customer due to the highly competitive conditions in the automotive aftermarket industry, including pricing pressures, consolidation of customers, customer initiatives to buy direct from foreign suppliers and/or to pursue a private brand strategy, or other business considerations.  A decision by any significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to materially decrease the amount of products purchased from us, to change their manner of doing business with us, or to stop doing business with us, including a decision to source products directly from a low cost region such as Asia, could have a material adverse effect on our business, financial condition and results of operations.

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

The automotive aftermarket industry is highly competitive, and our success depends on our ability to compete with domestic and international suppliers of automotive aftermarket products. In the Engine Management Segment, we compete with: ACDelco, Aptive Plc, Denso Corporation, Continental AG, Hitachi, Ltd., Motorcraft, Robert Bosch GmbH, Visteon Corporation, NGK Spark Plug Co., LTD., Dorman Products, Inc. and several privately-owned companies primarily importing products from Asia.   In the Temperature Control Segment, we compete with: ACDelco, MAHLE GmbH, Denso Corporation, Motorcraft, Sanden International (U.S.A.), Inc., Continental AG, Dorman Products, Inc., and several privately-owned companies.  In addition, automobile manufacturers supply many of the replacement parts we sell.

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

Index
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

Historically, our operating results have fluctuated by quarter, with the greatest sales occurring in the second and third quarters of the year and with revenues generally being recognized at the time of shipment.  It is in these quarters that demand for our products is typically the highest, specifically in the Temperature Control Segment of our business. In addition to this seasonality, the demand for our Temperature Control products during the second and third quarters of the year may vary significantly with the summer weather and customer inventories.  Ordinarily, a warm summer, as we experienced in 2020, would increase the demand for our temperature control products, while a somewhat mild summer, as we experienced in 2019, may lessen such demand.  As a result of this seasonality and variability in demand of our Temperature Control products, our working capital requirements peak near the end of the second quarter, as the inventory build-up of air conditioning products is converted to sales and payments on the receivables associated with such sales have yet to be received.  During this period, our working capital requirements are typically funded by borrowing from our revolving credit facility.

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

Index
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

At December 31, 2020, approximately 1,560 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through December 31, 2020, the amounts paid for settled claims and awards of asbestos-related damages, including interest, were approximately $48.3 million.  A substantial increase in the number of new claims, or increased settlement payments, or awards of asbestos-related damages, could have a material adverse effect on our business, financial condition and results of operations.

In accordance with our policy to perform an annual actuarial evaluation in the third quarter of each year, and whenever events or changes in circumstances indicate that additional provisions may be necessary, an actuarial study was performed as of August 31, 2020.  Additionally, in December 2020, an updated actuarial study was performed to reflect events that occurred in the fourth quarter of 2020.  Based upon the results of the actuarial studies performed in 2020, we increased our asbestos liability to the low end of the range, and recorded an incremental pre-tax provision of $25.7 million in earnings (loss) from discontinued operations in the accompanying statement of operations.  The results of the updated study included an estimate of our undiscounted liability for settlement payments and awards of asbestos-related damages, excluding legal costs and any potential recovery from insurance carriers, ranging from $63 million to $99.1 million for the period through 2065.  Future legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operations in the accompanying statement of operations, are estimated, according to the updated study, to range from $48.7 million to $95.4 million.

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

We expect to realize cost savings as a result of various cost reduction measures implemented in response to the impact of the COVID-19 pandemic on our business and the loss of a large retail customer in the engine management product line, and several recently completed initiatives, including the plant rationalization programs implemented in February 2016 and January 2017.  Due to factors outside our control, such as the adoption or modification of domestic and foreign laws, regulations or policies, we may not be able to achieve the level of benefits that we expect to realize in these initiatives, or we may not be able to realize these benefits within the time frames we currently expect.  Our ability to achieve any anticipated cost savings could be affected by a number of factors such as changes in the amount, timing and character of charges related to such initiatives, or a substantial delay in the completion of such initiatives.  Failure to achieve the benefits of our cost saving initiatives could have a material adverse effect on us.  Our cost savings is also predicated upon maintaining our sales levels.

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

Because we purchase various types of raw materials, finished goods, equipment, and component parts from suppliers as part of a global supply chain, we may be materially and adversely affected by the failure of those suppliers to perform as expected.  Supplier non-performance may consist of delivery delays or failures caused by production issues or delivery of non-conforming products.  Our suppliers’ ability to supply products to us is also subject to a number of risks, including the availability and cost of raw materials, the destruction of their facilities, or work stoppages, or other limitations on their business operations, which could be caused by any number of factors, such as labor disruptions, financial distress, severe weather conditions and natural disasters, social unrest, economic and political instability, and public health crises, including the occurrence of a contagious disease or illness, such as the COVID-19 pandemic, war, terrorism or other catastrophic events.  In addition, our failure to promptly pay, or order sufficient quantities of inventory from our suppliers may increase the cost of products we purchase or may lead to suppliers refusing to sell products to us at all.  Our efforts to protect against and to minimize these risks may not always be effective.

Index
Our operations could be adversely affected by interruptions or breaches in the security of our computer and information technology systems.

We rely on information technology systems throughout our organization to conduct day-to-day business operations, including the management of our supply chain and our purchasing, receiving and distribution functions.  We also routinely use our information technology systems to send, receive, store, access and use sensitive data relating to our Company and its employees, customers, suppliers, and business partners, including intellectual property, proprietary business information, and other sensitive materials.  Additionally, we rely on our information technology systems to enable many of our employees to work remotely as a result of new policies and practices enacted by us in response to the COVID-19 pandemic.  Our information technology systems have been subject to cyber threats, including attempts to hack into our network and computer viruses.  Such hacking attempts and computer viruses have not significantly impacted or interrupted our business operations.  While we implement security measures designed to prevent and mitigate the risk of cyber attacks, our information technology systems, and the systems of our customers, suppliers and business partners, may continue to be vulnerable to computer viruses, attacks by hackers, or unauthorized access caused by employee error or malfeasance.  The exploitation of any such vulnerability could unexpectedly compromise our information security, or the security of our customers, suppliers and other business partners.  Furthermore, because the techniques used to carry out cyber attacks change frequently and in many instances are not recognized until after they are used against a target, we may be unable to anticipate these changes or implement adequate preventative measures.  If our information technology systems, or the systems of our customers, suppliers or business partners, are subject to cyber attacks, such as those involving significant or extensive system interruptions, sabotage, computer viruses or unauthorized access, we could experience disruptions to our business operations and incur substantial remediation costs, which could have a material adverse effect on our business, financial condition or results of operations.

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

We have an existing revolving bank credit facility of $250 million with JPMorgan Chase Bank, N.A., as agent, and a syndicate of lenders, which we refer to throughout this Report as our revolving credit facility.  As of December 31, 2020, our total outstanding indebtedness was $10.2 million, of which amount $10 million of outstanding indebtedness and approximately $237.1 million of availability was attributable to this revolving credit facility.  Any significant increase in our indebtedness could increase our vulnerability to general adverse economic and industry conditions and limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

Availability under our revolving credit facility is based on a formula of eligible accounts receivable, eligible drafts presented to financial institutions under our supply chain financing arrangements and eligible inventory. The loss of business of one or more of our key customers or, a significant reduction in purchases of our products from any one of them, could adversely impact availability under our revolving credit facility. Based upon our availability under the revolving credit agreement at December 31, 2020, the pending loss of business as a result of a large retail customer's decision to pursue a private brand strategy will not significantly impact our availability and/or liquidity as we enter into 2021.

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

Our ability either to make payments on or to refinance our indebtedness, or to fund planned capital expenditures and research and development efforts, will depend on our ability to generate cash in the future. Our ability to generate cash is in part subject to:

•	general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control;
•	the ability of our customers to pay timely the amounts we have billed; and
•	our ability to sell receivables under supply chain financing arrangements.

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

The global outbreak of the novel coronavirus (COVID-19) pandemic has created significant volatility, uncertainty and economic disruption in many countries in which we operate, including the United States, Mexico, Canada, Poland, the U.K. and China, and could have a material adverse effect on our business, results of operations and financial condition.  Ultimately, the duration and severity of the pandemic may vary depending on the characteristics of the virus and the public health response; therefore, the nature and extent of its impact on our business and operations may be uncertain and beyond our control.  Customer demand for our products and customer preferences regarding product mix and distribution channels could be impacted as a result of the COVID-19 pandemic, and significant uncertainty exists with respect to the potential future impact of the pandemic as well as a deterioration of general economic conditions, including high unemployment and a possible national or global recession.

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

Furthermore, changes in U.S. trade policy, particularly as it relates to China, have resulted in the assessment of increased tariffs on goods that we import into the United States, and have caused uncertainty about the future of free trade generally.  We benefit from free trade agreements, such as the U.S.-Mexico-Canada Agreement (USMCA).  The repeal or modification of the USMCA or further increases to tariffs on goods imported into the United States could increase our costs to source materials, component parts and finished goods from other countries.  The likelihood of such occurrences and their potential effect on us is unpredictable and may vary from country to country. Any such occurrences could be harmful to our business and our financial results.

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

The nature of our operations exposes us to the risk of claims with respect to such matters, and we can give no assurance that violations of such laws have not occurred or will not occur or that material costs or liabilities will not be incurred in connection with such claims.  We are currently monitoring our environmental remediation efforts at one of our facilities and our reserve balance related to the environmental clean-up at this facility is $1.7 million at December 31, 2020.  The environmental testing and any remediation costs at such facility may be covered by several insurance policies, although we can give no assurance that our insurance will cover any environmental remediation claims.  We also maintain insurance to cover our existing U.S. and Canadian facilities. We can give no assurance that the future cost of compliance with existing environmental laws and the liability for known environmental claims pursuant to such environmental laws will not give rise to additional significant expenditures or liabilities that would be material to us. In addition, future events, such as new information, changes in existing environmental laws or their interpretation, and more vigorous enforcement policies of federal, state or local regulatory agencies, may have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

Index
ITEM 2.	PROPERTIES

We maintain our executive offices in Long Island City, New York. The table below describes our principal facilities as of December 31, 2020.

Location	State or Country	Principal Business Activity	Approx. Square Feet	Owned or Expiration Date of Lease

		Engine Management

Ft. Lauderdale	FL	Distribution	23,300	Owned
Ft. Lauderdale	FL	Distribution	30,000	Owned
Mishawaka	IN	Manufacturing	153,100	Owned
Edwardsville	KS	Distribution	363,500	Owned
Independence	KS	Manufacturing	337,400	Owned
Long Island City	NY	Administration	75,800	2023
Greenville	SC	Manufacturing	184,500	Owned
Disputanta	VA	Distribution	411,000	Owned
Reynosa	Mexico	Manufacturing	175,000	2025
Reynosa	Mexico	Manufacturing	153,000	2023
Bialystok	Poland	Manufacturing	111,300	2022

		Temperature Control

Lewisville	TX	Administration and Distribution	415,000	2024
St. Thomas	Canada	Manufacturing	40,000	Owned
Reynosa	Mexico	Manufacturing	82,000	2026
Reynosa	Mexico	Manufacturing	118,000	2026

		Other

Mississauga	Canada	Administration and Distribution	82,400	2023
Irving	TX	Training Center	13,400	2021

ITEM 3.	LEGAL PROCEEDINGS

The information required by this Item is incorporated herein by reference to the information set forth in Item 8, “Financial Statements and Supplementary Data” of this Report under the captions “Asbestos” and “Other Litigation” appearing in Note 21, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Index
PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades publicly on the New York Stock Exchange (“NYSE”) under the trading symbol “SMP.”  The last reported sale price of our common stock on the NYSE on February 22, 2021 was $42.47 per share.  As of February 22, 2021, there were 440 holders of record of our common stock.

Dividends are declared and paid on the common stock at the discretion of our Board of Directors (the “Board”) and depend on our profitability, financial condition, capital needs, future prospects, and other factors deemed relevant by our Board.  After temporarily suspending our quarterly cash dividend payment in the second quarter of 2020, in October 2020, our Board approved the reinstatement of our quarterly cash dividend payment of $0.25 per share. Our revolving credit facility permits dividends and distributions by us provided specific conditions are met.  For information related to our revolving credit facility, see Note 11, “Credit Facilities and Long-Term Debt,” of the Notes to Consolidated Financial Statements in Item 8 of this Report.

There have been no unregistered offerings of our common stock during the fourth quarter of 2020.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

For information related to our stock repurchases, see Note 12, “Stockholders’ Equity,” of the Notes to Consolidated Financial Statements in Item 8 of this Report.
The following table provides information relating to the Company’s purchases of its common stock for the fourth quarter of 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (2)

October 1-31, 2020	5,000	$46.31	5,000	$11,042,286
November 1-30, 2020	81,606	46.99	81,606	7,207,845
December 1-31, 2020	14,520	47.49	14,520	6,518,228
Total	101,126	$47.03	101,126	$6,518,228

(1)	All shares were purchased through the publicly announced stock repurchase programs in open market transactions.

(2)
In March 2020, our Board of Directors authorized the purchase of up to $20 million of our common stock, under a stock repurchase program.  Under this program, during the year ended December 31, 2020, we repurchased 323,867 shares of our common stock, at a total cost of $13.5 million.  As of December 31, 2020, there was approximately $6.5 million available for future stock purchases under the program.  In February 2021, our Board of Directors authorized the purchase of up to an additional $20 million of our common stock under a new stock repurchase program, thereby increasing the amount available for future stock purchases to approximately $26.5 million.  Stock will be purchased under the programs from time to time, in the open market or through private transactions, as market conditions warrant.

Index
Stock Performance Graph

The following graph compares the five year cumulative total return on the Company’s Common Stock to the total returns on the Standard & Poor’s 500 Stock Index and the S&P 1500 Auto Parts & Equipment Index, which is a combination of automotive parts and equipment companies within the S&P 400, the S&P 500 and the S&P 600.  The graph shows the change in value of a $100 investment in the Company’s Common Stock and each of the above indices on December 31, 2015 and the reinvestment of all dividends. The comparisons in this table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Company’s Common Stock or the referenced indices.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Standard Motor Products, Inc.
S&P 500 Index
S&P Composite 1500 Auto Parts & Equipment Index

	SMP	S&P 500	S&P 1500 Auto Parts & Equipment Index
2015	100	100	100
2016	142	112	106
2017	122	136	139
2018	134	130	95
2019	150	171	127
2020	115	203	157

* Source: S&P Capital IQ

Index
ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the five years ended December 31, 2020.  This selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes thereto included elsewhere in this Form 10-K.  Certain prior period amounts have been reclassified to conform to the 2020 presentation.

	Year Ended December 31,
	2020	2019	2018	2017	2016
		(Dollars in thousands)
Statement of Operations Data:
Net sales	$1,128,588	$1,137,913	$1,092,051	$1,116,143	$1,058,482
Gross profit	336,655	331,800	312,787	326,656	322,487
Intangible asset impairment (1)	2,600	—	—	—	—
Operating income (2)	108,895	94,495	81,268	97,521	98,789
Earnings from continuing operations (3)	80,417	69,051	56,854	43,630	62,412
Loss from discontinued operations, net of income tax benefit (4)	(23,024)	(11,134)	(13,851)	(5,654)	(1,982)
Net earnings (3) (4)	57,393	57,917	43,003	37,976	60,430
Per Share Data:
Earnings from continuing operations (3):
Basic	$3.59	$3.09	$2.53	$1.92	$2.75
Diluted	3.52	3.03	2.48	1.88	2.70
Earnings per common share (3) (4):
Basic	2.57	2.59	1.91	1.67	2.66
Diluted	2.51	2.54	1.88	1.64	2.62
Cash dividends per common share (5)	0.50	0.92	0.84	0.76	0.68
Other Data:
Depreciation and amortization	$26,323	$25,809	$24,104	$23,916	$20,457
Capital expenditures	17,820	16,185	20,141	24,442	20,921
Dividends (5)	11,218	20,593	18,854	17,287	15,447
Cash Flows Provided By (Used In):
Operating activities	$97,896	$76,928	$70,258	$64,617	$97,805
Investing activities	(17,799)	(54,812)	(29,886)	(31,228)	(88,018)
Financing activities	(71,516)	(23,378)	(46,121)	(35,944)	(7,756)
Balance Sheet Data (at period end):
Cash and cash equivalents	$19,488	$10,372	$11,138	$17,323	$19,796
Working capital	295,934	239,969	233,638	210,194	190,380
Total assets (6)	956,540	903,854	819,116	782,601	760,485
Total debt	10,232	57,045	49,219	61,778	54,975
Long‑term debt (excluding current portion)	97	129	153	79	120
Stockholders’ equity	550,236	504,228	467,201	453,654	441,028

Index
Notes to Selected Financial Data

(1)
In December 2020, a large retail customer informed us of its decision to pursue a private brand strategy for its engine management product line.  As a result of this development, we anticipate that revenues sold under the BWD trademark will be significantly reduced and uncertain beyond the first quarter of 2021.  In connection with the decision, we recorded an impairment charge of $2.6 million in 2020.

(2)
On January 1, 2018, we adopted ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  Pursuant to the adoption, net periodic benefit cost (credit) for the years ended December 31, 2017 and 2016 has been reclassified from selling, general and administrative expenses to other non-operating income (expense), net.

(3)
During 2017, we recorded an increase of $17.5 million to the provision for income taxes resulting from the remeasurement of our deferred tax assets, and the tax on deemed repatriated earnings of our foreign subsidiaries as a result of the enactment of the Tax Cuts and Jobs Act.

(4)
We recorded an after tax charge of $23 million, $11.1 million, $13.9 million, $5.7 million, and $2 million as loss from discontinued operations to account for legal expenses and potential costs associated with our asbestos‑related liability for the years ended December 31, 2020, 2019, 2018, 2017 and 2016, respectively.  Such costs were also separately disclosed in the operating activity section of the consolidated statements of cash flows for those same years.

(5)
In April 2020, we temporarily suspended our $0.25 per share quarterly cash dividend in response to the impact of the COVID-19 pandemic on our business; and in October 2020, we reinstated the $0.25 per quarterly cash dividend, which was paid on December 1, 2020.

(6)	On January 1, 2019 we adopted ASU 2016-02, Leases, which resulted in the recording of operating lease right-of-use assets and operating lease liabilities on our consolidated balance sheet.

Index
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto. This discussion summarizes the significant factors affecting our results of operations and the financial condition of our business during each of the fiscal years in the three-year period ended December 31, 2020.

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

To maintain our strong competitive position, we remain committed to the following:

•	providing our customers with full-line coverage of high quality engine management and temperature control products and new technologies for all years, makes and models of vehicles on the road;

•	supporting our products with the highest level of value-added services;

•	supply chain excellence through supplier and customer focused initiatives, and continuing to maximize our production, supply chain and distribution efficiencies;

•	continuing to improve our cost position through increased global sourcing, increased manufacturing at our low-cost plants, and strategic transactions with manufacturers in low-cost regions; and

•	focusing on our engineering development efforts including a focus on bringing more product manufacturing in-house.

•
Provide Superior Value-Added Services and Product Availability.  Our goal is to increase sales to existing and new customers by leveraging our skills in rapidly filling orders, maintaining high levels of product availability and offering a product portfolio that provides comprehensive coverage for all vehicle applications.  Our marketing support provides insightful customer category management, technical support and award-winning programs, and our technically skilled sales personnel provide our customers with product selection, assortment and application support related to our products. In addition, we have a team dedicated to providing technical training on diagnosing and repairing vehicles equipped with complex systems.

Index
•
Expand Our Product Lines.  Vehicle manufacturers continue to introduce new technologies and systems creating opportunities for us to expand our product lines. In addition, we intend to increase our sales by continuing to develop internally, or through potential acquisitions, the range of engine management and temperature control products that we offer to our customers.  We are committed to investing the resources necessary to maintain and expand our technical capability to manufacture product lines that incorporate the latest technologies, including product lines relating to safety, advanced driver assistance and collision avoidance systems.

•
Broaden Our Customer Base and Diversify our Business.  We seek to increase our customer base and diversify our business primarily by (a) leveraging our manufacturing and distribution capabilities to secure additional business globally with original equipment vehicle and equipment manufacturers and their service part operations, as well as our existing customer base of large retailers, program distribution groups, warehouse distributors, other manufacturers and export customers, (b) supporting the service part operations of vehicle and equipment manufacturers with value-added services and product support for the life of the part, (c) developing new product lines that compliment our existing product offering and have the potential for high growth within the automotive aftermarket and (d) expand our product offering in the heavy duty and commercial vehicle markets.

•
Improve Operating Efficiency and Cost Position.  Our management places significant emphasis on improving our financial performance by achieving operating efficiencies and improving asset utilization, while maintaining product quality and high customer order fill rates.

•
Cash Utilization.  We intend to apply any excess cash flow from operations and the management of working capital primarily to reduce our outstanding indebtedness, pay dividends to our shareholders, expand our product lines by investing in new tooling and equipment, grow revenues through potential acquisitions, and repurchase shares of our common stock.  Commencing in the second quarter of 2020, we implemented many programs to conserve cash and reduce costs in response to the impact of the COVID-19 pandemic on our business, including by borrowing an additional $75 million under our amended credit agreement, and temporarily suspending our quarterly cash dividend payments and stock repurchases. In June 2020, we repaid the additional $75 million of borrowed funds. In September 2020, our Board of Directors approved to reinstate our stock repurchase program, and in October 2020, our Board of Directors approved the reinstatement of our quarterly cash dividend payments.

The Automotive Aftermarket

The automotive aftermarket replacement parts business differs substantially from the original equipment manufacturers (“OEM”) parts business.  Unlike the OEM parts business that primarily follows trends in new car production, the automotive aftermarket replacement parts business primarily tends to follow different trends, such as:

•	the number of vehicles on the road;

•	the average age of vehicles on the road; and

•	the total number of miles driven per year.

Index
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

Seasonality.  Historically, our operating results have fluctuated by quarter, with the greatest sales occurring in the second and third quarters of the year and revenues generally being recognized at the time of shipment. It is in these quarters that demand for our products is typically the highest, specifically in the Temperature Control Segment of our business.  In addition to this seasonality, the demand for our Temperature Control products during the second and third quarters of the year may vary significantly with the summer weather and customer inventories.  Ordinarily, a warm summer, as we experienced in 2020, would increase the demand for our temperature control products, while a somewhat mild summer, as we experienced in 2019, may lessen such demand.  In 2020, however, due to the impact of the COVID-19 pandemic, we initially experienced a significant reduction in customer demand for our products in the second quarter, with customer demand strengthening in the last half of the quarter and continuing throughout the second half of the year.  As a result of this seasonality and variability in demand of our Temperature Control products, our working capital requirements typically peak near the end of the second quarter, as the inventory build‑up of air conditioning products is converted to sales and payments on the receivables associated with such sales have yet to be received. During this period, our working capital requirements are typically funded by borrowing from our revolving credit facility.

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

As we were declared an essential business under national and regional shelter-in-place orders, our business operations have continued throughout 2020.  Although we initially experienced a significant reduction in customer demand for our products in the second quarter of 2020, our business began to rebound in the last half of the quarter as we experienced an increase in incoming orders and increased demand for our products.  This trend continued into the second half of 2020 as our business improved to pre-COVID-19 levels with our customers’ POS sales exceeding their comparable figures for 2019, resulting in strong second half of 2020 results.

Index
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

Commencing in the second quarter of 2020, we implemented many cost reduction measures in response to the impact of the COVID-19 pandemic on our business, including the reduction of discretionary spending, salary reductions of our executive officers and Board of Directors, and suspension of our quarterly cash dividend payments and stock repurchases.  In September 2020, our Board of Directors approved to reinstate our stock repurchase program; and in October 2020 our Board of Directors approved the reinstatement of our quarterly cash dividend of $0.25 per share.  In November 2020, we reinstated the salaries of our executive officers and Board of Directors and retroactively restored their compensation.

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

See “Comparison of Results of Operations for Fiscal Years 2020 and 2019” of this Report for a further discussion of the impact of the COVID-19 pandemic on our business, results of operations and financial condition.

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

The payroll tax deferral opportunity in the CARES Act enables businesses to enhance their cash flow by permitting the cash deferral of the payment of the employer’s share of the Social Security tax they otherwise would be responsible for paying to the federal government with respect to their employees.  The amount of the cash deferral will be paid over the next two years, with 50% of the amount to be paid by December 31, 2021 and the remaining 50% by December 31, 2022.  In April 2020, we elected to defer our share of the employers’ Social Security tax relating to wages paid to our employees.  The total cash deferral as of December 31, 2020 is $5.5 million, which we plan to pay equally by December 31, 2021 and 2022.

Index
The employee retention feature of the CARES Act enables employers to obtain a tax credit for wages paid to employees unable to provide services to the company as a result of COVID-19.  The tax credit is limited to 50% of up to $10,000 of wages per employee paid, or incurred, from March 13, 2020 through December 31, 2020.  Although our manufacturing facilities were deemed to be an essential business and continued to operate, our headquarters in Long Island City, New York were forced to close under the New York State shelter-in-place mandate by the governor, which resulted in a $0.9 million tax credit as of December 31, 2020.

Additionally, we filed for wage subsidies in Canada and Poland under laws in those countries.  After qualifying, in August 2020, we received a wage subsidy of CND $1.7 million (approximately US $1.3 million) from the Canadian government, and a wage subsidy of Zloty 2.8 million (approximately US $0.7 million) from the Polish government.

Impact of Changes in U.S. Trade Policy

Changes in U.S. trade policy, particularly as it relates to China, as with much of our industry, have resulted in the assessment of increased tariffs on goods that we import into the United States.  Although our operating results in 2020 have been only slightly impacted by the tariff costs associated with Chinese sourced products, we have taken, and continue to take, several actions to mitigate the impact of the increased tariffs, including but not limited to, price increases to our customers.  We do not anticipate that the increased tariffs will have a significant impact on our future operating results.  Although we are confident that we will be able to pass along the impact of the increased tariffs to our customers, there can be no assurances that we will be able to pass on the entire increased costs imposed by the tariffs.

Index
Comparison of Results of Operations For Fiscal Years 2020 and 2019

Sales.  Consolidated net sales for 2020 were $1,128.6 million, a decrease of $9.3 million, or 0.8%, compared to $1,137.9 million in the same period of 2019, with the majority of our net sales to customers located in the United States.  Consolidated net sales decreased in our Engine Management Segment and increased in our Temperature Control Segment.

The following table summarizes consolidated net sales by segment and by major product group within each segment for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Engine Management:
Ignition, Emission Control, Fuel & Safety Related System Products	$691,722	$705,994
Wire and Cable	143,963	143,167
Total Engine Management	835,685	849,161

Temperature Control:
Compressors	163,071	160,485
Other Climate Control Parts	118,883	117,870
Total Temperature Control	281,954	278,355

All Other	10,949	10,397

Total	$1,128,588	$1,137,913

Engine Management’s net sales decreased $13.5 million, or 1.6%, to $835.7 million for the year ended December 31, 2020.  Net sales in ignition, emission control, fuel and safety related system products for the year ended December 31, 2020 were $691.7 million, a decrease of $14.3 million, or 2%, compared to $706 million in the same period of 2019.  Net sales in the wire and cable product group for the year ended December 31, 2020 were $144 million, an increase of $0.8 million, or 0.6%, compared to $143.2 million in the same period of 2019.  Engine Management’s decrease in net sales for the year ended December 31, 2020 compared to the same period in 2019 results primarily from lower year-over-year net sales in the second quarter of 2020 reflective of the impact of the COVID-19 pandemic and the resulting national and regional shelter-in-place orders related thereto.  After a downturn in net sales initially in the second quarter of 2020 due to impact of the COVID-19 pandemic, customer orders strengthened in the last half of the second quarter and continued throughout the second half of 2020, resulting in strong Engine Management net sales in the second half of 2020, which have largely offset the steep declines experienced earlier in the year.

Temperature Control’s net sales increased $3.6 million, or 1.3%, to $282 million for the year ended December 31, 2020.  Net sales in the compressors product group for the year ended December 31, 2020 were $163.1 million, an increase of $2.6 million, or 1.6%, compared to $160.5 million in the same period of 2019.  Net sales in the other climate control parts group for the year ended December 31, 2020 were $118.9 million, an increase of $1 million, or 0.9%, compared to $117.9 million for the year ended December 31, 2019.  Temperature Control’s increase in net sales for the year ended December 31, 2020, when compared to the same period in 2019, reflects the impact of a strong second half of the year after a significant year-over-year decrease in net sales in the first and second quarters of 2020.  The lower year-over-year net sales in the first half of 2020 reflects the impact of strong pre-season orders in the first quarter of 2019 that did not recur in the first quarter of 2020; and the impact in the second quarter of 2020 of the COVID-19 pandemic and resulting national and regional shelter-in-place orders related thereto.  After a downturn in net sales in the first quarter of 2020, and initially in the second quarter of 2020 due to impact of the COVID-19 pandemic, Temperature Control’s net sales strengthened in the last half of the second quarter and continued throughout the second half of 2020, aided by the impact of very warm summer weather conditions, which more than offset the declines earlier in the year.  Demand for our Temperature Control products may vary significantly with summer weather conditions and customer inventory levels.

Index
Margins.  Gross margins, as a percentage of consolidated net sales, increased to 29.8% for 2020, compared to 29.2% for 2019.  The following table summarizes gross margins by segment for the years ended December 31, 2020 and 2019, respectively (in thousands):

Year Ended December 31,	Engine Management	Temperature Control	Other	Total
2020
Net sales (a)	$835,685	$281,954	$10,949	$1,128,588
Gross margins	251,747	75,161	9,747	336,655
Gross margin percentage	30.1%	26.7%	—%	29.8%

2019
Net sales (a)	$849,161	$278,355	$10,397	$1,137,913
Gross margins	251,560	70,064	10,176	331,800
Gross margin percentage	29.6%	25.2%	—%	29.2%

(a)	Segment net sales include intersegment sales in our Engine Management and Temperature Control segments.

Compared to 2019, gross margins at Engine Management increased 0.5 percentage points from 29.6% to 30.1%, while gross margins at Temperature Control increased 1.5 percentage points from 25.2% to 26.7%. The gross margin percentage increases at both Engine Management and Temperature Control reflect the impact of improved year-over-year absorption in the third and fourth quarters of 2020, as production volumes increased due to higher year-over-year customer demand, which more than offset the decline in gross margins in the second quarter of 2020 caused by lower absorption and production volumes.  The lower production volume at both Engine Management and Temperature Control in the second quarter of 2020 was reflective of the general slowdown in the worldwide economy caused by the COVID-19 pandemic, as we temporarily reduced production levels in several of our facilities in line with lower customer demand.  As customer demand began to increase, the production levels at all of our facilities were adjusted to meet the increase in customer demand, resulting in higher year-over-year production volumes in the second half of 2020.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) decreased to $224.7 million, or 19.9% of consolidated net sales in 2020, as compared to $234.7 million, or 20.6% of consolidated net sales in 2019.  The $10 million decrease in SG&A expenses as compared to 2019 is principally due to lower selling and marketing expenses, lower costs incurred related to our accounts receivable supply chain financing arrangements resulting primarily from lower discount rates, annual savings initiatives, and to a lesser extent by certain non-recurring benefits from cost reduction initiatives.  These decreases more than offset the impact of slightly higher distribution expenses, COVID-19 related costs, and $1.1 million of incremental expenses from our April 2019 acquisition of certain assets and liabilities of the Pollak business of Stoneridge Inc., including amortization of intangible assets acquired.

Intangible Asset Impairment.  In December 2020, a large retail customer informed us of its decision to pursue a private brand strategy for its engine management product line.  As a result of this development, we anticipate that products sold under the BWD trademark will be significantly reduced and uncertain beyond the first quarter of 2021.  In connection with the decision, we recorded an impairment charge of $2.6 million in 2020.

Restructuring and Integration Expenses.  Restructuring and integration expenses were $0.5 million in 2020 compared to restructuring and integration expenses of $2.6 million in 2019.  Restructuring and integration expenses incurred in 2020 relate to (1) $0.3 million in environmental cleanup costs for ongoing monitoring and remediation in connection with the prior closure of our manufacturing operations at our Long Island City, New York location, and (2) $0.2 million in costs related to the residual relocation activities in our Engine Management segment in connection with our integration of the Pollak business of Stoneridge, Inc., acquired in April 2019.  Restructuring and integration expenses incurred in 2019 of $2.6 million consisted of (1) $2.2 million of expenses related to relocation of certain inventory, machinery and equipment acquired in our April 2019 acquisition of the Pollak business of Stoneridge, Inc. to our existing facilities, and (2) $0.4 million in environmental cleanup costs for the ongoing monitoring and remediation at our Long Island City, New York former manufacturing facility.

Index
Operating Income.  Operating income was $108.9 million in 2020, compared to $94.5 million in 2019.  The year-over-year increase in operating income of $14.4 million is the result of the impact of higher gross margins as a percentage of consolidated net sales, lower SG&A expenses and lower restructuring and integration expenses, which more than offset the impact of lower consolidated net sales and the impairment charge related to the BWD trademark.

Other Non-Operating Income (Expense), Net.  Other non-operating income, net was $0.8 million in 2020, compared to $2.6 million in 2019.  The year-over-year decrease in other non-operating income, net results primarily from the decrease in year-over-year equity income from our joint ventures, which more than offset the year-over-year reduction in foreign exchange losses.  The lower year-over-year equity income from our joint ventures is reflective of the general slowdown in the worldwide economy caused by the COVID-19 pandemic.

Interest Expense.  Interest expense decreased to $2.3 million in 2020, compared to $5.3 million in 2019.  The year-over-year decrease in interest expense reflects the impact of lower year-over-year average interest rates on our revolving credit facility, and lower average outstanding borrowings in 2020 when compared to 2019.

Income Tax Provision.  The income tax provision for 2020 was $27 million at an effective tax rate of 25.1%, compared to $22.7 million at an effective tax rate of 24.8% in 2019.  The higher effective tax rate in 2020 compared to 2019 results primarily from an increase in state and local taxes, and a change in the mix of U.S. and foreign income.

Loss From Discontinued Operations.  Loss from discontinued operations, net of income tax, reflects information contained in the actuarial studies performed as of August 31, 2020 and updated in December 2020 to reflect events that occurred in the fourth quarter of 2020, and as of August 31, 2019, as well as other information available and considered by us, and legal expenses and other costs associated with our asbestos-related liability.  During the years ended December 31, 2020 and 2019, we recorded a net loss of $23 million and $11.1 million from discontinued operations, respectively.  The loss from discontinued operations for the year ended December 31, 2020 and 2019 includes a $25.7 million and $9.7 million pre-tax provision, respectively, to increase our indemnity liability in line with the 2020 and 2019 actuarial studies; and legal expenses and other miscellaneous expenses, before taxes, of $5.4 million during both 2020 and 2019.  As discussed more fully in Note 21 “Commitments and Contingencies” in the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Comparison of Results of Operations For Fiscal Years 2019 and 2018

For a detailed discussion on the comparison of fiscal year 2019 to fiscal year 2018, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Restructuring and Integration Programs

All of our restructuring and integration programs have been substantially completed.  For a detailed discussion on the restructuring and integration costs, see Note 3, “Restructuring and Integration Expense,” of the notes to our consolidated financial statements.

Index
Liquidity and Capital Resources

Operating Activities.  During 2020, cash provided by operating activities was $97.9 million compared to $76.9 million in 2019.  The year-over-year increase in operating cash flow is primarily the result of the decrease in inventories compared to the year-over-year increase in inventories in 2019, the smaller year-over-year increase in prepaid expenses and other current assets, the increase in accounts payable compared to the year-over-year decrease in accounts payable in 2019, and the increase in sundry payables and accrued expenses compared to the year-over-year decrease in sundry payables and accrued expenses in 2019, partially offset by the increase in accounts receivable compared to the year-over-year decrease in accounts receivable in 2019.

Net earnings during 2020, were $57.4 million compared to $57.9 million in 2019.  During 2020, (1) the increase in accounts receivable was $71.9 million compared to the year-over-year decrease in accounts receivable of $2.8 million in 2019; (2) the decrease in inventories was $18 million compared to the year-over-year increase in inventories of $17.9 million in 2019; (3) the increase in accounts payable was $7.4 million compared to the year-over-year decrease in accounts payable of $2 million in 2019; (4) the increase in prepaid expenses and other current assets was $0.4 million compared to the year-over-year increase in prepaid expenses and other current assets of $8.3 million in 2019; and (5) the increase in sundry payables and accrued expenses was $40.7 million compared to the year-over-year decrease in sundry payables and accrued expenses of $3 million in 2019.  The increase in receivables and decrease in inventories during 2020 is reflective of the significant increase in net sales in the second half of 2020 and the timing of cash receipts from customers; while the cash impact of the increase in sundry payables and accrued expenses relates primarily to the timing of the payment of customer rebates.  We continue to actively manage our working capital to maximize our operating cash flow.

Investing Activities.  Cash used in investing activities was $17.8 million in 2020 compared to $54.8 million in 2019.   Investing activities in 2020 consisted of capital expenditures of $17.8 million.

Investing activities in 2019 consisted of (1) net cash proceeds of $4.8 million received in January 2019 from the December 2018 sale of our property in Grapevine, Texas; (2) the payment of $38.4 million for our acquisition of certain assets and liabilities of the Pollak business of Stoneridge, Inc.; (3) the payment of $5.1 million for our acquisition of an approximate 29% minority interest in Foshan Che Yijia New Energy Technology Co., Ltd.; and (4) capital expenditures of $16.2 million.

Financing Activities.  Cash used in financing activities was $71.5 million in 2020 compared to $23.4 million in 2019.  During 2020, (1) we reduced our borrowings under our revolving credit facility by $42.5 million; (2) we reduced our borrowings under lease obligations and our Polish overdraft facility by $4.2 million; (3) we made cash payments for the repurchase of shares of our common stock of $13.5 million; and (4) we paid dividends of $11.2 million.  Cash provided by operating activities was used to pay down our revolving credit facility, our lease obligations and Polish overdraft facility, and to fund our investing activities, purchase shares of our common stock and pay dividends.

Cash used in financing activities was $23.4 million in 2019.  During 2019, (1) we increased borrowings under our revolving credit facility by $8.8 million; (2) we made cash payments for the repurchase of shares of our common stock of $10.7 million; and (3) we paid dividends of $20.6 million.  Borrowings under our revolving credit facility, along with cash provided by operating activities, were used to fund our investing activities, purchase shares of our common stock and pay dividends.

Dividends of $11.2 million and $20.6 million were paid in 2020 and 2019, respectively.  In January 2020, our Board of Directors voted to increase our quarterly dividend from $0.23 per share in 2019 to $0.25 per share in 2020.  In April 2020, in response to the impact of the COVID-19 pandemic on our business, our Board of Directors approved to temporarily suspend our quarterly cash dividend payments and stock repurchases.  In September 2020, our Board of Directors approved to reinstate our stock repurchase program; and in October 2020 our Board of Directors approved the reinstatement of our quarterly cash dividend of $0.25 per share, which was paid on December 1, 2020 to shareholders of record on November 16, 2020.

Index
Comparison of Liquidity and Capital Resources For Fiscal Years 2019 and 2018

For a detailed discussion of our Liquidity and Capital Resources comparison of fiscal year 2019 to fiscal year 2018, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Borrowings under the amended credit agreement are secured by substantially all of our assets, including accounts receivable, inventory and certain fixed assets, and those of certain of our subsidiaries.  Availability under the amended credit agreement is based on a formula of eligible accounts receivable, eligible drafts presented to the banks under our supply chain financing arrangements and eligible inventory.  After taking into account outstanding borrowings under the amended credit agreement, there was an additional $237.1 million available for us to borrow pursuant to the formula at December 31, 2020.  The loss of business of one or more of our key customers or, a significant reduction in purchases of our products from any one of them, could adversely impact availability under our revolving credit facility.

Outstanding borrowings under the credit agreement, which are classified as current liabilities, were $10 million and $52.5 million at December 31, 2020 and 2019, respectively; while letters of credit outstanding under the credit agreement were $2.8 million and $3.1 million at December 31, 2020 and 2019, respectively.  Borrowings under the credit agreement have been classified as current liabilities based upon accounting rules and certain provisions in the agreement.

At December 31, 2020, the weighted average interest rate on our amended credit agreement was 1.4%, which consisted of $10 million in direct borrowings.  At December 31, 2019, the weighted average interest rate on our amended credit agreement was 3.5%, which consisted of $40 million in direct borrowings at 2.3% and an alternative base rate loan of $12.5 million at 5%.  Our average daily alternative base rate loan balance was $1.5 million and $1.7 million during 2020 and 2019, respectively.

At any time that our borrowing availability is less than the greater of either (a) $25 million, or 10% of the commitments if fixed assets are not included in the borrowing base, or (b) $31.25 million, or 12.5% of the commitments if fixed assets are included in the borrowing base, the terms of the amended credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain a fixed charge coverage ratio of 1:1 at the end of each fiscal quarter (rolling four quarters).  As of December 31, 2020, we were not subject to these covenants.  The amended credit agreement permits us to pay cash dividends of $20 million and make stock repurchases of $20 million in any fiscal year subject to a minimum availability of $25 million.  Provided specific conditions are met, the amended credit agreement also permits acquisitions, permissible debt financing, capital expenditures, and cash dividend payments and stock repurchases of greater than $20 million.

Our Polish subsidiary, SMP Poland sp. z.o.o., has entered into an overdraft facility with HSBC France (Spolka Akcyjna) Oddzial w Polsce, formerly HSBC Bank Polska S.A., for Zloty 30 million (approximately $8 million).  The facility, as amended, expires in December 2021.  Borrowings under the overdraft facility will bear interest at a rate equal to WIBOR + 1.5% and are guaranteed by Standard Motor Products, Inc., the ultimate parent company.  At December 31, 2020 and 2019, borrowings under the overdraft facility were Zloty 0.4 million (approximately US $0.1 million) and Zloty 16.7 million (approximately US $4.4 million), respectively.

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

Pursuant to these agreements, we sold $695.1 million and $719 million of receivables for the years ended December 31, 2020 and 2019, respectively, which was reflected as a reduction of accounts receivable in the consolidated balance sheet at the time of sale.  A charge in the amount of $12.2 million, $22 million and $24.4 million related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018, respectively.

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

In May 2018, our Board of Directors authorized the purchase of up to an additional $20 million of our common stock under a stock repurchase program.  Under this program, during the year ended December 31, 2018 and 2019, we repurchased 201,484 and 221,748 shares of our common stock, respectively, at a total cost of $9.3 million and $10.7 million, respectively, thereby completing the 2018 Board of Directors authorization.

In March 2020, our Board of Directors authorized the purchase of up to $20 million of our common stock under a stock repurchase program.  Under this program, during the year ended December 31, 2020, we repurchased 323,867 shares of our common stock, at a total cost of $13.5 million.  As of December 31, 2020, there was approximately $6.5 million available for future stock purchases under the program.  In February 2021, our Board of Directors authorized the purchase of up to an additional $20 million of our common stock under a new stock repurchase program, thereby increasing the amount available for future stock purchases to approximately $26.5 million.  Stock will be purchased under the programs from time to time, in the open market or through private transactions, as market conditions warrant.

We anticipate that our cash flow from operations, available cash and available borrowings under our revolving credit facility will be adequate to meet our future liquidity needs for at least the next twelve months.  Significant assumptions underlie this belief, including, among other things, that we will be able to mitigate the future impact, if any, of the COVID-19 pandemic and the decision of a large retail customer to pursue a private brand strategy for its engine management product line on our business and operating cash flow by managing our inventories and production levels to align with customer demand for our products, and effectively managing our costs and expenses, and that there will be no material adverse developments in our business, liquidity or capital requirements.  If material adverse developments were to occur in any of these areas, there can be no assurance that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our revolving credit facility in amounts sufficient to enable us to pay the principal and interest on our indebtedness, or to fund our other liquidity needs.  In addition, if we default on any of our indebtedness, or breach any financial covenant in our revolving credit facility, our business could be adversely affected.

For further information regarding the risks in our business, refer to Item 1A, “Risk Factors,” of this report.

Index
The following table summarizes our contractual commitments as of December 31, 2020 and expiration dates of commitments through 2028 (a) (b):

(In thousands)	2021	2022	2023	2024	2025	2026-2028	Total
Operating lease obligations	$8,945	$7,231	$5,819	$3,931	$2,960	$5,551	$34,437
Postretirement benefits	32	29	25	25	25	25	161
Severance payments related to restructuring and integration	146	32	1	—	—	—	179
Total commitments	$9,123	$7,292	$5,845	$3,956	$2,985	$5,576	$34,777

(a)
Indebtedness under our revolving credit facilities is not included in the table above as it is reported as a current liability in our consolidated balance sheets.  As of December 31, 2020, amounts outstanding under our revolving credit facility was $10 million.

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

Sales Returns and Other Allowances and Allowance for Doubtful Accounts. Many of our products carry a warranty ranging from a 90-day limited warranty to a lifetime limited warranty, which generally covers defects in materials or workmanship and failure to meet industry published specifications and/or the result of installation error.  In addition to warranty returns, we also permit our customers to return new, undamaged products to us within customer-specific limits (which are generally limited to a specified percentage of their annual purchases from us) in the event that they have overstocked their inventories. At the time products are sold, we accrue a liability for product warranties and overstock returns as a percentage of sales based upon estimates established using historical information on the nature, frequency and average cost of the claim and the probability of the customer return. At the same time, we record an estimate of anticipated customer returns as unreturned customer inventory. Significant judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period.  Revision to these estimates is made when necessary, based upon changes in these factors.  We regularly study trends of such claims.  At December 31, 2020 and 2019, the allowance for sales returns was $41 million and $35.2 million, respectively.

Index
Similarly, we must make estimates of the collectability of our accounts receivable. We specifically analyze accounts receivable and analyze historical and current economic trends, as well as reasonable and supportable forecasts, customer concentrations, customer credit‑worthiness, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  At December 31, 2020, the allowance for doubtful accounts and for discounts was $5.8 million.

New Customer Acquisition Costs.  New customer acquisition costs refer to arrangements pursuant to which we incur change-over costs to induce a new customer to switch from a competitor’s brand.  In addition, change-over costs include the costs related to removing the new customer’s inventory and replacing it with our inventory commonly referred to as a stock lift.  New customer acquisition costs are recorded as a reduction to revenue when incurred.

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

The valuation allowance of $1.6 million as of December 31, 2020 is intended to provide for the uncertainty regarding the ultimate realization of our U.S. foreign tax credit carryovers and foreign net operating loss carryovers. The assessment of the adequacy of our valuation allowance is based on our estimates of taxable income in these jurisdictions and the period over which our deferred tax assets will be recoverable.  Based on these considerations, we believe it is more likely than not that we will realize the benefit of the net deferred tax asset of $44.8 million as of December 31, 2020, which is net of the remaining valuation allowance.

In the event that actual results differ from these estimates, or we adjust these estimates in future periods for current trends or expected changes in our estimating assumptions, we may need to modify the level of the valuation allowance which could materially impact our business, financial condition and results of operations.

In accordance with generally accepted accounting practices, we recognize in our financial statements only those tax positions that meet the more-likely-than-not recognition threshold. We establish tax reserves for uncertain tax positions that do not meet this threshold.  During the years ended December 31, 2020, 2019 and 2018, we did not establish a liability for uncertain tax positions.  Penalties associated with income tax matters are included in the provision for income taxes in our consolidated statement of operations.

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

When performing our evaluation of goodwill for impairment, if we conclude qualitatively that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then a quantitative impairment test would not required.  If we are unable to reach this conclusion, then we would perform a goodwill quantitative impairment test.  In performing the quantitative test, the fair value of the reporting unit is compared to its carrying amount.  A charge for impairment is recognized by the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

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

Index
Asbestos Litigation.  In evaluating our potential asbestos-related liability, we use an actuarial study that is prepared by a leading actuarial firm with expertise in assessing asbestos-related liabilities.  We evaluate the estimate of the range of undiscounted liability to determine which amount to accrue.  Based on the information contained in the actuarial study and all other available information considered by us, we have concluded that no amount within the range was more likely than any other and, therefore, in assessing our asbestos liability we compare the low end of the range to our recorded liability to determine if an adjustment is required.  Legal costs are expensed as incurred.  We will continue to perform an annual actuarial analysis during the third quarter of each year for the foreseeable future, and whenever events or changes in circumstances indicate that additional provisions may be necessary.  Based on the actuarial studies and all other available information, we will continue to reassess the recorded liability and, if deemed necessary, record an adjustment to the reserve, which will be reflected as a loss or gain from discontinued operations.  See Note 21, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements in Item 8 of this Report for additional information.

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

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk, primarily related to foreign currency exchange and interest rates. These exposures are actively monitored by management. Our exposure to foreign exchange rate risk is due to certain costs, revenues and borrowings being denominated in currencies other than one of our subsidiary’s functional currency.  Similarly, we are exposed to market risk as the result of changes in interest rates, which may affect the cost of our financing. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures.  We do not hold or issue derivative financial instruments for trading or speculative purposes.  As of December 31, 2020, we did not have any derivative financial instruments.

Exchange Rate Risk

We have exchange rate exposure, primarily, with respect to the Canadian Dollar, the Euro, the British Pound, the Polish Zloty, the Mexican Peso, the Taiwan Dollar, the Chinese Yuan Renminbi and the Hong Kong Dollar.  As of December 31, 2020, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore, the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows.  This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the incremental effect of such a change on our foreign currency denominated revenues.

Interest Rate Risk

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements.  We invest our excess cash in highly liquid short-term investments.  Substantially all of our debt is variable rate debt as of December 31, 2020 and 2019.  Based upon our current level of borrowings under our revolving credit facility and our Polish overdraft facility, and our excess cash, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate would have an immaterial impact on our earnings or cash flows.

In addition, we are party to several supply chain financing arrangements, in which we may sell certain of our customers’ trade accounts receivable to such customers’ financial institutions.  We sell our undivided interests in certain of these receivables at our discretion when we determine that the cost of these arrangements is less than the cost of servicing our receivables with existing debt.  During the year ended December 31, 2020, we sold $695.1 million of receivables.  Depending upon the level of sales of receivables pursuant these agreements, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the margin rate may have an approximate $7.0 million negative impact on our earnings or cash flows.  The charge related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control - Integrated Framework.  Based on our assessment using those criteria, we concluded that, as of December 31, 2020, our internal control over financial reporting is effective.

Our independent registered public accounting firm, KPMG LLP, has audited our consolidated financial statements as of and for the year ended December 31, 2020 and has also audited the effectiveness of our internal control over financial reporting as of December 31, 2020.  KPMG’s report appears on the following pages of this “Item 8. Financial Statements and Supplementary Data.”

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM –
INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors
Standard Motor Products, Inc. and Subsidiaries:

Opinion on Internal Control Over Financial Reporting

We have audited Standard Motor Products, Inc.’s and Subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement Schedule II, Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated February 24, 2021 expressed an unqualified opinion on those consolidated financial statements.

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
February 24, 2021

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM –
CONSOLIDATED FINANCIAL STATEMENTS

To the Stockholders and Board of Directors
Standard Motor Products, Inc. and Subsidiaries:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Standard Motor Products, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes and financial statement Schedule II, Valuation and Qualifying Accounts (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Index
Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Asbestos Liability and Litigation

As discussed in Notes 1 and 21 to the consolidated financial statements, the Company is involved in asbestos litigation and has a potential asbestos liability. As of December 31, 2020, the accrued asbestos liability was $60.7 million.  The Company’s asbestos liability represents the low end of the actuarially determined range of the undiscounted liability for settlement payments and awards of asbestos-related damages, excluding legal costs and any potential recovery from insurance carriers.

We identified the assessment of the asbestos liability recorded as a critical audit matter. This required subjective auditor judgment, due to the nature of the estimate and assumptions, including the applicability of those assumptions to the current facts and circumstances, as well as judgments about future events and uncertainties. Specialized skills were needed to evaluate the Company’s key assumptions. The key assumptions included future claim filings, closed with pay ratios, closed with pay lag patterns, settlement values, large claims, and ratios of allocated loss adjustment exposure (ALAE) to indemnity. Minor changes to these key assumptions could have had a significant effect on the Company’s assessment of the accrual for the asbestos liability.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the asbestos liability estimation process. This included controls related to the key assumptions and the claims data utilized in the process, and the potential need for an updated actuarial valuation. We evaluated the asbestos related legal cases settled during the year and the number of open cases as of year-end by reading letters received directly from the Company’s external and internal legal counsel. We tested a selection of claims data used in the actuarial model by comparing the selection items to underlying claims documentation. We involved an actuarial professional with specialized skills and knowledge, who assisted in:

•	evaluating the future claim filings assumption by developing an independent expectation and comparing it against the Company’s future claim filing assumption
•	evaluating the closed with pay ratios, closed with pay lag patterns, settlement values, large claims, and ratios of ALAE to indemnity by comparing them to the Company’s historical experience

/s/ KPMG LLP

We have served as the Company’s auditor since 2010.

New York, New York
February 24, 2021

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands, except share and per share data)
Net sales	$1,128,588	$1,137,913	$1,092,051
Cost of sales	791,933	806,113	779,264
Gross profit	336,655	331,800	312,787
Selling, general and administrative expenses	224,670	234,715	231,336
Intangible asset impairment	2,600	—	—
Restructuring and integration expenses	464	2,585	4,510
Other income (expense), net	(26)	(5)	4,327
Operating income	108,895	94,495	81,268
Other non-operating income (expense), net	812	2,587	(411)
Interest expense	2,328	5,286	4,026
Earnings from continuing operations before taxes	107,379	91,796	76,831
Provision for income taxes	26,962	22,745	19,977
Earnings from continuing operations	80,417	69,051	56,854
Loss from discontinued operations, net of income tax benefit of $8,089, $3,912 and $4,866	(23,024)	(11,134)	(13,851)
Net earnings	$57,393	$57,917	$43,003
Net earnings per common share – Basic:
Earnings from continuing operations	$3.59	$3.09	$2.53
Discontinued operations	(1.02)	(0.50)	(0.62)
Net earnings per common share – Basic	$2.57	$2.59	$1.91
Net earnings per common share – Diluted:
Earnings from continuing operations	$3.52	$3.03	$2.48
Discontinued operations	(1.01)	(0.49)	(0.60)
Net earnings per common share – Diluted	$2.51	$2.54	$1.88
Dividends declared per share	$0.50	$0.92	$0.84
Average number of common shares	22,374,123	22,378,414	22,456,480
Average number of common shares and dilutive common shares	22,825,885	22,818,451	22,931,723

See accompanying notes to consolidated financial statements.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Net earnings	$57,393	$57,917	$43,003
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,929	1,024	(5,473)
Pension and postretirement plans	(16)	(19)	(12)
Total other comprehensive income (loss), net of tax	2,913	1,005	(5,485)
Comprehensive income	$60,306	$58,922	$37,518

See accompanying notes to consolidated financial statements.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	(Dollars in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,488	$10,372
Accounts receivable, less allowances for discounts and doubtful accounts of $5,822 and $5,212 in 2020 and 2019, respectively	198,039	126,640
Inventories	345,502	368,221
Unreturned customer inventories	19,632	19,722
Prepaid expenses and other current assets	15,875	15,602
Total current assets	598,536	540,557

Property, plant and equipment, net	89,105	89,649
Operating lease right-of-use assets	29,958	36,020
Goodwill	77,837	77,802
Other intangibles, net	54,004	64,861
Deferred incomes taxes	44,770	37,272
Investments in unconsolidated affiliates	40,507	38,858
Other assets	21,823	18,835
Total assets	$956,540	$903,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$10,000	$52,460
Current portion of other debt	135	4,456
Accounts payable	100,018	92,535
Sundry payables and accrued expenses	47,078	38,819
Accrued customer returns	40,982	35,240
Accrued core liability	22,014	24,357
Accrued rebates	46,437	26,072
Payroll and commissions	35,938	26,649
Total current liabilities	302,602	300,588

Long-term debt	97	129
Noncurrent operating lease liabilities	22,450	28,376
Other accrued liabilities	25,929	20,837
Accrued asbestos liabilities	55,226	49,696
Total liabilities	406,304	399,626
Commitments and contingencies

Stockholders’ equity:
Common Stock - par value $2.00 per share:
Authorized 30,000,000 shares, issued 23,936,036 shares	47,872	47,872
Capital in excess of par value	105,084	102,742
Retained earnings	463,612	417,437
Accumulated other comprehensive income	(5,676)	(8,589)
Treasury stock - at cost (1,586,923 shares and 1,477,594 shares in 2020 and 2019, respectively)	(60,656)	(55,234)
Total stockholders’ equity	550,236	504,228
Total liabilities and stockholders’ equity	$956,540	$903,854

See accompanying notes to consolidated financial statements.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$57,393	$57,917	$43,003
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	26,323	25,809	24,104
Amortization of deferred financing cost	228	225	333
Increase (decrease) to allowance for doubtful accounts	396	(295)	330
Increase to inventory reserves	5,962	4,858	3,978
Amortization of deferred gain on sale of buildings	—	—	(218)
Gain on sale of property, plant and equipment	—	—	(3,997)
Intangible asset impairment	2,600	—	—
Equity (income) loss from joint ventures	(820)	(2,865)	768
Employee Stock Ownership Plan allocation	2,301	2,519	2,557
Stock-based compensation	8,101	6,917	7,998
(Increase) decrease in deferred income taxes	(8,334)	4,736	(10,046)
Increase in tax valuation allowance	864	358	22
Loss on discontinued operations, net of tax	23,024	11,134	13,851
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(71,933)	2,789	5,351
(Increase) decrease in inventories	17,984	(17,901)	(30,199)
(Increase) decrease in prepaid expenses and other current assets	(370)	(8,296)	4,926
Increase (decrease) in accounts payable	7,428	(1,950)	16,894
Increase (decrease) in sundry payables and accrued expenses	40,651	(2,957)	(10,643)
Net changes in other assets and liabilities	(13,902)	(6,070)	1,246
Net cash provided by operating activities	97,896	76,928	70,258

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and investments in businesses	—	(43,490)	(9,852)
Net proceeds from sale of Grapevine, Texas facility	—	4,801	—
Capital expenditures	(17,820)	(16,185)	(20,141)
Other investing activities	21	62	107
Net cash used in investing activities	(17,799)	(54,812)	(29,886)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under line-of-credit agreements	(42,460)	8,771	(13,311)
Net borrowings (repayments) of other debt and lease obligations	(4,248)	(911)	1,115
Purchase of treasury stock	(13,482)	(10,738)	(14,886)
Increase (decrease) in overdraft balances	(108)	93	275
Payments of debt issuance costs	—	—	(460)
Dividends paid	(11,218)	(20,593)	(18,854)
Net cash used in financing activities	(71,516)	(23,378)	(46,121)
Effect of exchange rate changes on cash	535	496	(436)
Net increase (decrease) in cash and cash equivalents	9,116	(766)	(6,185)
CASH AND CASH EQUIVALENTS at beginning of year	10,372	11,138	17,323
CASH AND CASH EQUIVALENTS at end of year	$19,488	$10,372	$11,138

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$2,187	$5,030	$3,738
Income taxes	$24,640	$22,267	$15,353
Noncash investing activity:
Receivable related to net proceeds from sale of Grapevine, Texas facility	$—	$—	$4,801

See accompanying notes to consolidated financial statements.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2020, 2019 and 2018

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
(In thousands)
BALANCE AT DECEMBER 31, 2017	$47,872	$100,057	$357,153	$(4,109)	$(47,319)	$453,654
Cumulative effect adjustment	—	—	(1,189)	—	—	(1,189)
Net earnings	—	—	43,003	—	—	43,003
Other comprehensive loss, net of tax	—	—	—	(5,485)	—	(5,485)
Cash dividends paid ($0.84 per share)	—	—	(18,854)	—	—	(18,854)
Purchase of treasury stock	—	—	—	—	(14,483)	(14,483)
Stock-based compensation	—	1,648	—	—	6,350	7,998
Employee Stock Ownership Plan	—	765	—	—	1,792	2,557

BALANCE AT DECEMBER 31, 2018	47,872	102,470	380,113	(9,594)	(53,660)	467,201
Net earnings	—	—	57,917	—	—	57,917
Other comprehensive income, net of tax	—	—	—	1,005	—	1,005
Cash dividends paid ($0.92 per share)	—	—	(20,593)	—	—	(20,593)
Purchase of treasury stock	—	—	—	—	(10,738)	(10,738)
Stock-based compensation	—	(473)	—	—	7,390	6,917
Employee Stock Ownership Plan	—	745	—	—	1,774	2,519

BALANCE AT DECEMBER 31, 2019	47,872	102,742	417,437	(8,589)	(55,234)	504,228
Net earnings	—	—	57,393	—	—	57,393
Other comprehensive loss, net of tax	—	—	—	2,913	—	2,913
Cash dividends paid ($0.50 per share)	—	—	(11,218)	—	—	(11,218)
Purchase of treasury stock	—	—	—	—	(13,482)	(13,482)
Stock-based compensation	—	1,712	—	—	6,389	8,101
Employee Stock Ownership Plan	—	630	—	—	1,671	2,301

BALANCE AT DECEMBER 31, 2020	$47,872	$105,084	$463,612	$(5,676)	$(60,656)	$550,236

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

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods.  We have made a number of estimates and assumptions in the preparation of these consolidated financial statements.  We can give no assurances that actual results will not differ from those estimates.  Although we do not believe that there is a reasonable likelihood that there will be a material change in the future estimates, or in the assumptions that we use in calculating the estimates, the uncertain future effects, if any, of the COVID-19 pandemic, and other unforeseen changes in the industry, or business, could materially impact the estimates, and may have a material adverse effect on our business, financial condition and results of operations.  Some of the more significant estimates include allowances for doubtful accounts, cash discounts, valuation of inventory, valuation of long-lived assets, goodwill and other intangible assets, depreciation and amortization of long-lived assets, product liability exposures, asbestos, environmental and litigation matters, valuation of deferred tax assets, share based compensation and sales returns and other allowances.

Reclassification

Certain prior period amounts in the accompanying consolidated financial statements and related notes have been reclassified to conform to the 2020 presentation.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts and Cash Discounts

We do not generally require collateral for our trade accounts receivable.  Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future.  These allowances are established based on a combination of write-off history, supportable forecasts, aging analysis, and specific account evaluations.  When a receivable balance is known to be uncollectible, it is written off against the allowance for doubtful accounts.  Cash discounts are provided based on an overall average experience rate applied to qualifying accounts receivable balances.

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

We also evaluate inventories on a regular basis to identify inventory on hand that may be obsolete or in excess of current and future projected market demand.  For inventory deemed to be obsolete, we provide a reserve on the full value of the inventory.  Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates our estimate of future demand.  Future projected demand requires management judgment and is based upon (a) our review of historical trends and (b) our estimate of projected customer specific buying patterns and trends in the industry and markets in which we do business.  Using rolling twelve month historical information, we estimate future demand on a continuous basis.  As such, the historical volatility of such estimates has been minimal.  We maintain provisions for inventory reserves of $49.4 million and $45.8 million as of December 31, 2020 and 2019, respectively.

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

When performing our evaluation of goodwill for impairment, if we conclude qualitatively that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then a quantitative impairment test would not be required.  If we are unable to reach this conclusion, then we would perform a goodwill quantitative impairment test.  In performing the quantitative test, the fair value of the reporting unit is compared to its carrying amount.  A charge for impairment is recognized by the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

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

New Customer Acquisition Costs

New customer acquisition costs refer to arrangements pursuant to which we incur change-over costs to induce a new customer to switch from a competitor’s brand.  In addition, change-over costs include the costs related to removing the new customer’s inventory and replacing it with our inventory commonly referred to as a stock lift. New customer acquisition costs are recorded as a reduction to revenue when incurred.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The valuation allowance of $1.6 million as of December 31, 2020 is intended to provide for the uncertainty regarding the ultimate realization of our U.S. foreign tax credit carryovers and foreign net operating loss carryovers.  Based on these considerations, we believe it is more likely than not that we will realize the benefit of the net deferred tax asset of $44.8 million as of December 31, 2020, which is net of the remaining valuation allowance.

Tax benefits are recognized for an uncertain tax position when, in management's judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority.  For a tax position that meets the more-likely-than-not recognition threshold, the tax benefit is measured as the largest amount that is judged to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority.  The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances and when new information becomes available.  Such adjustments are recognized entirely in the period in which they are identified.  During the years ended December 31, 2020, 2019 and 2018, we did not establish a liability for uncertain tax positions.

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

With respect to accounts receivable, such receivables are primarily from warehouse distributors and major retailers in the automotive aftermarket industry located in the U.S.  We perform ongoing credit evaluations of our customers’ financial conditions. A significant portion of our net sales are concentrated from our five largest individual customers. The loss of one or more of these customers or, a significant reduction in purchases of our products from any one of them, could have a materially adverse impact on our business, financial condition and results of operations.

For further information on net sales to our five largest customers and our concemtration our customer risk, see Note 19, “Industry Segment and Geographic Data.”

Foreign Cash Balances

Substantially all of the cash and cash equivalents, including foreign cash balances, at December 31, 2020 and 2019 were uninsured.  Foreign cash balances at December 31, 2020 and 2019 were $16.4 million and $8.5 million, respectively.

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
January 1, 2020
We applied the new standard in the fourth quarter of 2020 when we performed our annual impairment test of goodwill.  In performing our impairment test, we concluded that the fair value for each of our reporting units exceeded its carrying value and, as such, the adoption of the new standard did not impact the manner in which we performed the 2020 goodwill quantitative impairment test.

ASU 2016-13, Financial Instruments – Credit Losses
This standard creates a single model to measure impairment of financial assets, which includes trade accounts receivable.  An estimate of expected credit losses on trade accounts receivable over their contractual life will be required to be recorded at inception, based on historical information, current conditions, and reasonable and supportable forecasts.
January 1, 2020
The adoption of the standard did not have a material impact on the manner in which we estimate our allowance for doubtful accounts on trade accounts receivable, or on our consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Standards that are not yet adopted as of December 31, 2020

The following table provides a brief description of recently issued accounting pronouncements that have not yet been adopted as of December 31, 2020, and that could have an impact on our financial statements:

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
January 1, 2021, with early adoption permitted
The new standard clarifies the accounting for income taxes in certain technical areas that will not impact all companies.  We anticipate that the adoption of the technical clarifications in this standard will not materially impact our accounting for income taxes, our consolidated financial statements and related disclosures.  The new standard can be applied on a prospective basis in certain instances and in other instances on a retrospective or modified retrospective basis.

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

Incremental net sales from the acquired Pollak business were $9.5 million for the three months ended March 31, 2020, and were included in our consolidated statements of operations for the year ended December 31, 2020.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Restructuring and Integration Expense

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of and for the years ended December 31, 2020 and 2019, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2018	$742	$—	$742
Restructuring and integration costs:
Amounts provided for during 2019 (1)	—	2,585	2,585
Cash payments	(406)	(1,688)	(2,094)
Reclassification of environmental liability (1)	—	(386)	(386)
Reclassification of inventory reserves	—	(511)	(511)
Exit activity liability at December 31, 2019	$336	$—	$336
Restructuring and integration costs:
Amounts provided for during 2020 (1)	—	464	464
Cash payments	(157)	(214)	(371)
Reclassification of environmental liability (1)	—	(250)	(250)
Exit activity liability at December 31, 2020	$179	$—	$179

(1)
Included in restructuring and integration costs in 2020 and 2019 is a $0.3 million and $0.4 million increase, respectively, in environmental cleanup costs related to ongoing monitoring and remediation in connection with the prior closure of our manufacturing operations at our Long Island City, New York location.  The environmental liability has been reclassed to accrued liabilities as of December 31, 2020 and 2019, respectively.

Restructuring Costs

Plant Rationalization Program

In February 2016, in connection with our ongoing efforts to improve operating efficiencies and reduce costs, we implemented a plant rationalization initiative.  As part of the plant rationalization, all of our Grapevine, Texas production activities have been relocated to facilities in Greenville, South Carolina and Reynosa, Mexico; certain production activities at our Greenville, South Carolina facility were moved to our facility in Bialystok, Poland; certain service functions were relocated from Grapevine, Texas to our administrative offices in Lewisville, Texas; and our vacated Grapevine, Texas facility was sold in December 2018 at a net gain of $3.9 million.  The net proceeds from the sale of the property of $4.8 million was received in January 2019 and was used to reduce borrowings under our revolving credit facility.  The gain on the sale of the property is included in other income (expense), net in operating income on our consolidated statement of operations.

The Plant Rationalization Program has been completed.  Cash payments made of $111,000 during the year ended December 31, 2020, and the remaining aggregate liability related to the program as of December 31, 2020 of $65,000 consists of severance payments to former Temperature Control employees.

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

The Orlando Plant Rationalization Program has been completed.  Cash payments made of $46,000 during the year ended December 31, 2020, and the remaining aggregate liability related to the program as of December 31, 2020 of $114,000 consists of severance payments to former Engine Management employees.

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

The Pollak Relocation has been completed.  Integration expense recognized and cash payments made of $214,000 during the year ended December 31, 2020 related to residual relocation activities in our Engine Management segment. There is no remaining aggregate liability related to the Pollak Relocation as of December 31, 2020.

4. Sale of Receivables

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

Pursuant to these agreements, we sold $695.1 million and $719 million of receivables for the years ended December 31, 2020 and 2019, respectively, which was reflected as a reduction of accounts receivable in the consolidated balance sheet at the time of sale.  A charge in the amount of $12.2 million, $22 million and $24.4 million related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Inventories

	December 31, 2020	December 31, 2019
	(In thousands)

Finished goods	$225,523	$241,472
Work-in-process	10,711	11,138
Raw materials	109,268	115,611
Subtotal	345,502	368,221
Unreturned customer inventories	19,632	19,722
Total inventories	$365,134	$387,943

6. Property, Plant and Equipment

	December 31,
	2020	2019
	(In thousands)
Land, buildings and improvements	$38,833	$38,299
Machinery and equipment	148,578	142,531
Tools, dies and auxiliary equipment	60,102	54,843
Furniture and fixtures	30,347	30,470
Leasehold improvements	11,948	11,711
Construction-in-progress	13,691	11,271
Total property, plant and equipment	303,499	289,125
Less accumulated depreciation	214,394	199,476
Total property, plant and equipment, net	$89,105	$89,649

Depreciation expense was $17.8 million in 2020, $17.4 million in 2019 and $16.1 million in 2018.

7. Leases

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables provide quantitative disclosures related to our operating leases (in thousands):

	December 31,
Balance Sheet Information	2020	2019
Assets
Operating lease right-of-use assets	$29,958	$36,020

Liabilities
Sundry payables and accrued expenses	$8,719	$8,739
Noncurrent operating lease liabilities	22,450	28,376
Total operating lease liabilities	$31,169	$37,115

Weighted Average Remaining Lease Term
Operating leases	5 Years	5.6 Years

Weighted Average Discount Rate
Operating leases	3.6%	3.7%

	Year Ended, December 31,
Expense and Cash Flow Information	2020	2019

Lease Expense
Operating lease expense (a)	$9,203	$8,940

Supplemental Cash Flow Information
Cash Paid for the amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,087	$8,758
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$2,986	$4,663

(a)
Excludes expenses of approximately $2.5 million and 2.4 million for the years ended December 31, 2020 and 2019, respectively, related to non-lease components such as maintenance, property taxes, etc., and operating lease expense for leases with an initial term of 12 months or less, which is not material..

Minimum Lease Payments

At December 31, 2020, we are obligated to make minimum lease payments through 2028, under operating leases, which are as follows (in thousands):

2021	$8,945
2022	7,231
2023	5,819
2024	3,931
2025	2,960
Thereafter	5,551
Total lease payments	$34,437
Less: Interest	(3,268)
Present value of lease liabilities	$31,169

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Goodwill and Other Intangible Assets

Goodwill

We assess the impairment of long‑lived and identifiable intangibles assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  With respect to goodwill, we test for impairment on an annual basis or in interim periods if an event occurs or circumstances change that may indicate the fair value of a reporting unit is below its carrying amount.  We completed our annual impairment test of goodwill as of December 31, 2020.

When performing our evaluation of goodwill for impairment, if we conclude qualitatively that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then a quantitative impairment test would not be required.  If we are unable to reach this conclusion, then we would perform a goodwill quantitative impairment test.  In performing the quantitative test, the fair value of the reporting unit is compared to its carrying amount.  A charge for impairment is recognized by the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

In light of the recent loss of business in our Engine Management product line from a large retail customer, we elected to bypass the qualitative assessment at December 31, 2020 and have decided to perform a quantitative impairment test for goodwill at both the Engine Management and Temperature Control reporting units. The fair values of the Engine Management and Temperature Control reporting units were determined based upon the Income Approach, which estimates the fair value based on future discounted cash flows, and the Market Approach, which estimates the fair value based on market prices of comparable companies.  We base our fair value estimates on projected financial information which we believe to be reasonable.  We also considered our total market capitalization as of December 31, 2020.  Our December 31, 2020 annual goodwill impairment analysis did not result in an impairment charge as it was determined that the fair values of our Engine Management and Temperature Control reporting units were in excess of their carrying amounts.  While the fair values exceed the carrying amounts at the present time and we do not believe that impairments are probable, we will need to maintain the ongoing performance of the business at current projected levels in future periods to sustain their carrying values.

Changes in the carrying values of goodwill by operating segment during the years ended December 31, 2020 and 2019 are as follows (in thousands):

	Engine Management	Temperature Control	Total
Balance as of December 31, 2018:
Goodwill	$91,539	$14,270	$105,809
Accumulated impairment losses	(38,488)	—	(38,488)
	$53,051	$14,270	$67,321
Activity in 2019
Acquisition of Pollak Business of Stoneridge, Inc.	10,401	—	10,401
Foreign currency exchange rate change	80	—	80
Balance as of December 31, 2019:
Goodwill	102,020	14,270	116,290
Accumulated impairment losses	(38,488)	—	(38,488)
	$63,532	$14,270	$77,802
Activity in 2020
Foreign currency exchange rate change	35	—	35
Balance as of December 31, 2020:
Goodwill	102,055	14,270	116,325
Accumulated impairment losses	(38,488)	—	(38,488)
	$63,567	$14,270	$77,837

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Acquired Intangible Assets

Acquired identifiable intangible assets as of December 31, 2020 and 2019 consist of:

	December 31,
	2020	2019
	(In thousands)
Customer relationships	$111,701	$111,692
Trademarks and trade names	6,980	6,980
Non-compete agreements	3,272	3,276
Patents	723	723
Supply agreements	800	800
Leaseholds	160	160
Total acquired intangible assets	123,636	123,631
Less accumulated amortization (1)	(70,221)	(59,431)
Net acquired intangible assets	$53,415	$64,200

(1)
Applies to all intangible assets, except for related trademarks and trade names totaling $2.6 million and $5.2 million as of December 31, 2020 and 2019, respectively, which have indefinite useful lives and, as such, are not being amortized.

In December 2020, a large retail customer informed us of its decision to pursue a private brand strategy for its engine management product line. As a result of this development, we anticipate that revenues sold under the BWD trademark will be significantly reduced and uncertain  beyond the first quarter of 2021. In connection with the decision, we recorded an impairment charge of $2.6 million in 2020.

Total amortization expense for acquired intangible assets was $8.2 million for the year ended December 31, 2020, $8 million for the year ended December 31, 2019, and $7.6 million for the year ended December 31, 2018.  Based on the current estimated useful lives assigned to our intangible assets, amortization expense is estimated to be $6.8 million for 2021, $5.2 million in 2022, $5 million in 2023, $4.9 million in 2024 and $28.9 million in the aggregate for the years 2025 through 2034.

Other Intangible Assets

Other intangible assets include computer software.  Computer software as of December 31, 2020 and 2019 totaled $17 million and $16.9 million, respectively.  Total accumulated computer software amortization as of December 31, 2020 and 2019 was $16.4 million and $16.2 million, respectively.  Computer software is amortized over its estimated useful life of 3 to 10 years.  Amortization expense for computer software was $0.3 million, $0.4 million and $0.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. Fully amortized computer software, no longer in use, of $0.2 million was written-off during the year ended December 31, 2020.

9. Investments in Unconsolidated Affiliates

	December 31,
	2020	2019
	(In thousands)
Foshan GWOYNG SMP Vehicle Climate Control & Cooling Products Co. Ltd.	$18,869	$18,099
Foshan FGD SMP Automotive Compressor Co. Ltd	15,036	13,633
Foshan Che Yijia New Energy Technology Co., Ltd.	4,174	4,883
Orange Electronic Co. Ltd	2,428	2,243
Total	$40,507	$38,858

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Investment in Foshan Che Yijia New Energy Technology Co., Ltd.

In August 2019, we acquired an approximate 29% minority interest in Foshan Che Yijia New Energy Technology Co., Ltd. (“CYJ”) for approximately $5.1 million.  Our investment in CYJ was funded through borrowings under our revolving credit facility with JPMorgan Chase, N.A.  CYJ is a manufacturer of automotive electric air conditioning compressors and is located in China.  Our minority interest in CYJ is accounted for using the equity method of accounting.  We did not make any purchases from CYJ from the date of acquisition through December 31, 2020.

Investment in Foshan FGD SMP Automotive Compressor Co. Ltd.

In November 2017, we formed Foshan FGD SMP Automotive Compressor Co., Ltd., a 50/50 joint venture with Foshan Guangdong Automotive Air Conditioning Co., Ltd. (“FGD”), a China-based manufacturer of automotive belt driven air conditioning compressors. We acquired our 50% interest in the joint venture for approximately $12.5 million.  Payment for our acquired interest in the joint venture was made in installments with approximately $6.8 million paid in 2017 and the balance of $5.7 million paid in January 2018.  We determined that due to a lack of a voting majority, and other qualitative factors, we do not control the operations of the joint venture and accordingly, our investment in the joint venture is accounted for under the equity method of accounting.  During the years ended December 31, 2020 and 2019, we made purchases from the joint venture of approximately $17.4 million and $12.8 million, respectively.

Investment in Foshan GWOYNG SMP Vehicle Climate Control & Cooling Products Co. Ltd.

In April 2014, we formed Foshan GWOYNG SMP Vehicle Climate Control & Cooling Products Co. Ltd., a 50/50 joint venture with Gwo Yng Enterprise Co., Ltd. (“Gwo Yng”), a China-based manufacturer of automotive air conditioner accumulators, filter driers, hose assemblies and switches. We acquired our 50% interest in the joint venture for $14 million.  We determined, at that time, that due to a lack of a voting majority and other qualitative factors, we do not control the operations of the joint venture and accordingly, our investment in the joint venture was accounted for under the equity method of accounting.

In March 2018, we acquired an additional 15% equity interest in the joint venture for approximately $4.2 million, thereby increasing our equity interest in the joint venture to 65%.  The $4.2 million payment for our additional 15% investment was made in cash installments throughout 2018.  Although we have increased our equity interest in the joint venture to 65%, the minority shareholder will maintain participating rights that will allow it to participate in certain significant financial and operating decisions that occur in the ordinary course of business.  As a result of the existence of these substantive participating rights of the minority shareholder, we will continue to account for our investment in the joint venture under the equity method of accounting.  During the years ended December 31, 2020 and 2019, we made purchases from the joint venture of approximately $12.4 million and $12.7 million, respectively.

Investment in Orange Electronic Co. Ltd.

In January 2013, we acquired an approximate 25% minority interest in Orange Electronic Co., Ltd. (“Orange”) for $6.3 million.  Orange is a manufacturer of tire pressure monitoring system sensors and is located in Taiwan.  As of December 31, 2020, our minority interest in Orange of 19.4% is accounted for using the equity method of accounting as we have the ability to exercise significant influence. During the fourth quarter of 2018, after a review of recent financial performance and near term prospects for Orange, we determined that the decline in quoted market prices below the carrying amount of our investment  was other than temporary and, as such, recognized a noncash impairment charge of approximately $1.7 million, in the quarter.  The impairment charge has been reported in our Engine Management Segment and is included in other non-operating income (expense), net in our consolidated statements of operations. Purchases from Orange during the years ended December 31, 2020 and 2019 were approximately $4.4 million and $3.5 million, respectively.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Other Assets

	December 31,
	2020	2019
	(In thousands)
Deferred compensation	$20,775	$17,519
Deferred financing costs, net	431	656
Other	617	660
Total other assets, net	$21,823	$18,835

Deferred compensation consists of assets held in a nonqualified defined contribution pension plan as of December 31, 2020 and 2019, respectively.

11. Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	December 31,
	2020	2019
	(In thousands)
Revolving credit facilities	$10,000	$52,460
Other (1)	232	4,585
Total debt	$10,232	$57,045

Current maturities of debt	$10,135	$56,916
Long-term debt	97	129
Total debt	$10,232	$57,045

(1)
Other includes borrowings under our Polish overdraft facility of Zloty 0.4 million (approximately $0.1 million) and Zloty 16.7 million (approximately $4.4 million) as of December 31, 2020 and 2019, respectively.

Maturities of long-term debt are not material for the year ended December 31, 2020 and beyond.

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

Borrowings under the amended credit agreement are secured by substantially all of our assets, including accounts receivable, inventory and certain fixed assets, and those of certain of our subsidiaries.  Availability under the amended credit agreement is based on a formula of eligible accounts receivable, eligible drafts presented to the banks under our supply chain financing arrangements and eligible inventory.  After taking into account outstanding borrowings under the amended credit agreement, there was an additional $237.1 million available for us to borrow pursuant to the formula at December 31, 2020.  The loss of business of one or more of our key customers or, a significant reduction in purchases of our products from any one of them, could adversely impact availability under our revolving credit facility.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Outstanding borrowings under the credit agreement, which are classified as current liabilities, were $10 million and $52.5 million at December 31, 2020 and 2019, respectively; while letters of credit outstanding under the credit agreement were $2.8 million and $3.1 million at December 31, 2020 and 2019, respectively. Borrowings under the credit agreement have been classified as current liabilities based upon accounting rules and certain provisions in the agreement.

At December 31, 2020, the weighted average interest rate on our amended credit agreement was 1.4%, which consisted of $10 million in direct borrowings. At December 31, 2019, the weighted average interest rate on our amended credit agreement was 3.5%, which consisted of $40 million in direct borrowings at 2.3% and an alternative base rate loan of $12.5 million at 5%.   Our average daily alternative base rate loan balance was $1.5 million and $1.7 million during 2020 and 2019, respectively.

At any time that our borrowing availability is less than the greater of either (a) $25 million, or 10% of the commitments if fixed assets are not included in the borrowing base, or (b) $31.25 million, or 12.5% of the commitments if fixed assets are included in the borrowing base, the terms of the amended credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain a fixed charge coverage ratio of 1:1 at the end of each fiscal quarter (rolling four quarters).  As of December 31, 2020, we were not subject to these covenants.  The amended credit agreement permits us to pay cash dividends of $20 million and make stock repurchases of $20 million in any fiscal year subject to a minimum availability of $25 million.  Provided specific conditions are met, the amended credit agreement also permits acquisitions, permissible debt financing, capital expenditures, and cash dividend payments and stock repurchases of greater than $20 million.

Polish Overdraft Facility

Our Polish subsidiary, SMP Poland sp. z.o.o., has entered into an overdraft facility with HSBC France (Spolka Akcyjna) Oddzial w Polsce, formerly HSBC Bank Polska S.A., for Zloty 30 million (approximately $8 million).  The facility, as amended, expires in December 2021.  Borrowings under the overdraft facility will bear interest at a rate equal to WIBOR + 1.5% and are guaranteed by Standard Motor Products, Inc., the ultimate parent company.  At December 31, 2020 and 2019, borrowings under the overdraft facility were Zloty 0.4 million (approximately $0.1 million) and Zloty 16.7 million (approximately $4.4 million), respectively.

Deferred Financing Costs

We have deferred financing costs of approximately $0.7 million and $0.9 million as of December 31, 2020 and 2019, respectively.  Deferred financing costs as of December 31, 2020 are related to our revolving credit facility. Scheduled amortization for future years, assuming no prepayments of principal is as follows:

(In thousands)
2021	$225
2022	225
2023	206
Total amortization	$656

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Stockholders’ Equity

We have authority to issue 500,000 shares of preferred stock, $20 par value, and our Board of Directors is vested with the authority to establish and designate any series of preferred, to fix the number of shares therein and the variations in relative rights as between each series. In December 1995, our Board of Directors established a new series of preferred shares designated as Series A Participating Preferred Stock. The number of shares constituting the Series A Preferred Stock is 30,000. The Series A Preferred Stock is designed to participate in dividends, ranks senior to our common stock as to dividends and liquidation rights and has voting rights. Each share of the Series A Preferred Stock shall entitle the holder to one thousand votes on all matters submitted to a vote of the stockholders of the Company. No such shares were outstanding at December 31, 2020 and 2019.

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

In March 2020, our Board of Directors authorized the purchase of up to $20 million of our common stock under a stock repurchase program. Under this program, during the year ended December 31, 2020, we repurchased 323,867 shares of our common stock, at a total cost of $13.5 million.  As of December 31, 2020, there was approximately $6.5 million available for future stock purchases under the program.In February 2021, our Board of Directors authorized the purchase of up to an additional $20 million of our common stock under a new stock repurchase program, thereby increasing the amount available for future stock purchases to approximately $26.5 million.  Stock will be purchased under the programs from time to time, in the open market or through private transactions, as market conditions warrant.

13. Stock-Based Compensation Plans

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock-based compensation expense under our existing plans was $7.8 million ($5.8 million, net of tax), $6.5 million ($4.9 million, net of tax), and $7.4 million ($5.5 million, net of tax) for the years ended December 31, 2020, 2019 and 2018, respectively.

Restricted Stock and Performance Share Grants

We currently grant shares of restricted stock to eligible employees and our independent directors and performance-based stock to eligible employees.  We grant eligible employees two types of restricted stock (standard restricted shares and long-term retention restricted shares).  Standard restricted shares granted to employees become fully vested no earlier than three years after the date of grant.  Long-term retention restricted shares granted to selected executives vest at a 25% rate on or within approximately two months of an executive reaching the ages of 60 and 63, and become fully vested on or within approximately two months of an executive reaching the age of 65.  Restricted shares granted to directors become fully vested upon the first anniversary of the date of grant.

Performance-based shares issued to eligible employees are subject to a three-year measuring period and the achievement of performance targets and, depending upon the achievement of such performance targets, they may become vested no earlier than three years after the date of grant.  Each period we evaluate the probability of achieving the applicable targets, and we adjust our accrual accordingly.  Restricted shares (other than long-term retention restricted shares) and performance shares issued to certain key executives and directors are subject to a one or two year holding period upon the lapse of the vesting period. Forfeitures on stock grants are estimated at 5% for employees and 0% for executives and directors based upon our evaluation of historical and expected future turnover.

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

Under the 2016 Omnibus Incentive Plan, 1,100,000 shares are authorized to be issued.  At December 31, 2020, under the plan, there were an aggregate of (a) 926,271 shares of restricted and performance-based stock grants issued, net of forfeitures, and (b) 173,729 shares of common stock available for future grants.  For the year ended December 31, 2020, 208,200 restricted and performance-based shares were granted (153,200 restricted shares and 55,000 performance-based shares).

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

As related to restricted and performance stock shares, we recorded compensation expense of $7.8 million ($5.8 million, net of tax), $6.5 million ($4.9 million, net of tax) and $7.4 million ($5.5 million, net of tax), for the years ended December 31, 2020, 2019 and 2018, respectively.  The unamortized compensation expense related to our restricted and performance-based shares was $15.2 million and $15.9 million at December 31, 2020 and 2019, respectively and is expected to be recognized over a weighted average period of 4.6 years and 0.3 years for employees and directors, respectively, as of December 31, 2020 and 2019.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our restricted and performance-based share activity was as follows for the years ended December 31, 2020 and 2019:

	Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2018	870,041	$34.59
Granted	204,650	42.05
Vested	(188,693)	38.08
Forfeited (1)	(33,458)	43.32
Balance at December 31, 2019	852,540	$35.26
Granted	208,200	38.21
Vested	(161,054)	39.23
Forfeited (1)	(60,000)	42.25
Balance at December 31, 2020	839,686	$34.77

(1)  Due to the lack of achievement of performance targets, performance-based shares forfeited in the years ended December 31, 2020 and 2019 were 50,250 shares and 20,508 shares, respectively.

The weighted-average grant date fair value of restricted and performance-based shares outstanding as of December 31, 2020, 2019 and 2018 was $29.2 million (or $34.77 per share), $30.1 million (or $35.26 per share), and $30.1 million (or $34.59 per share), respectively.

14. Employee Benefits

Defined Contribution Plans

We maintain various defined contribution plans, which include profit sharing, and provide retirement benefits for substantially all of our employees. Matching obligations, in connection with the plans which are funded in cash and typically contributed to the plans in March of the following year, are as follows (in thousands):

U.S. Defined Contribution
Year ended December 31,
2020	$9,457
2019	9,080
2018	8,928

We maintain a defined contribution Supplemental Executive Retirement Plan for key employees.  Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees.  In March 2019, contributions of $0.3 million were made related to calendar year 2018.  In March 2020, contributions of $0.3 million were made related to calendar year 2019.  We have recorded an obligation of $0.6 million for 2020.

We also have an Employee Stock Ownership Plan and Trust (“ESOP”) for employees who are not covered by a collective bargaining agreement.  In connection therewith, we maintain an employee benefits trust to which we contribute shares of treasury stock.  We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under the plan. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released. The trustees will vote the shares in accordance with its fiduciary duties.  During 2020, we contributed to the trust an additional 44,700 shares from our treasury and released 44,700 shares from the trust leaving 200 shares remaining in the trust as of December 31, 2020.  The provision for expense in connection with the ESOP was approximately $2.3 million in 2020, $2.5 million in 2019 and $2.6 million in 2018.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Defined Benefit Pension Plan

We maintain a defined benefit unfunded Supplemental Executive Retirement Plan (“SERP”).  The SERP, as amended, is a defined benefit plan pursuant to which we will pay supplemental pension benefits to certain key employees upon the attainment of a contractual participant’s payment date based upon the employees’ years of service and compensation.  As there are no current participants in the SERP, there was no benefit obligation outstanding related to the plan as of December 31, 2020 and 2019 and we recorded no expense related to the plan during the years ended December 31, 2020, 2019 and 2018.

Postretirement Medical Benefits

We provide certain medical and dental care benefits to 16 former U.S. union employees. The postretirement medical and dental benefit obligation for the former union employees as of December 31, 2020, and the net periodic benefit cost for our postretirement benefit plans for the years ended December 31, 2020, 2019 and 2018 were not material.

15. Other Non-Operating Income (Expense), Net

The components of other non-operating income (expense), net are as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Interest and dividend income	$109	$97	$80
Equity income (loss) from joint ventures (1)	820	2,865	(768)
Gain (loss) on foreign exchange	(350)	(502)	(120)
Postretirement plan net periodic benefit credit (cost)	27	25	262
Other non-operating income, net	206	102	135
Total other non-operating income (expense), net	$812	$2,587	$(411)

(1)
Year ended December 31, 2018 includes a noncash impairment charge of approximately $1.7 million related to our minority interest investment in Orange Electronic Co., Ltd.  See Note 9, “Investments in Unconsolidated Affiliates” for additional information.

16. Fair Value Measurements

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Income Taxes

The income tax provision (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current:
Domestic	$30,368	$14,632	$26,821
Foreign	4,064	3,019	3,180
Total current	34,432	17,651	30,001

Deferred:
Domestic	(7,418)	4,677	(10,132)
Foreign	(52)	417	108
Total deferred	(7,470)	5,094	(10,024)
Total income tax provision	$26,962	$22,745	$19,977

Reconciliations between taxes at the U.S. Federal income tax rate and taxes at our effective income tax rate on earnings from continuing operations before income taxes are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018

U.S. Federal income tax rate of 21%	$22,550	$19,277	$16,135
Increase (decrease) in tax rate resulting from:
State and local income taxes, net of federal income tax benefit	3,781	3,328	2,781
Income tax (tax benefits) attributable to foreign income	330	191	1,598
Other non-deductible items, net	(563)	(409)	(559)
Change in valuation allowance	864	358	22
Provision for income taxes	$26,962	$22,745	$19,977

The following is a summary of the components of the net deferred tax assets and liabilities recognized in the accompanying consolidated balance sheets (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Inventories	$12,773	$12,077
Allowance for customer returns	13,804	11,969
Postretirement benefits	42	50
Allowance for doubtful accounts	1,412	1,262
Accrued salaries and benefits	12,984	9,826
Tax credit carryforwards	1,451	609
Accrued asbestos liabilities	15,372	13,132
Other	170	148
	58,008	49,073
Valuation allowance	(1,621)	(757)
Total deferred tax assets	56,387	48,316
Deferred tax liabilities:
Depreciation	7,710	7,706
Other	3,907	3,338
Total deferred tax liabilities	11,617	11,044

Net deferred tax assets	$44,770	$37,272

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

The valuation allowance of $1.6 million as of December 31, 2020 is intended to provide for uncertainty regarding the ultimate realization of our U.S. foreign tax credit carryovers and foreign net operating loss carryovers.  Based on these considerations, we believe it is more likely than not that we would realize the benefit of the net deferred tax asset of $44.8 million as of December 31, 2020, which is net of the remaining valuation allowance. At December 31, 2020, we have foreign tax credit carryforwards of approximately $1.5 million that will expire in varying amounts by 2028.

As related to the taxation of our foreign subsidiaries, we aggregate our foreign earnings and profits, and utilize allowable deductions and available foreign tax credits in computing our U.S. tax.  Notwithstanding the U.S. taxation of these amounts, we intend to continue to invest most or all of these earnings indefinitely outside of the U.S., and do not expect to incur any significant additional taxes related to such amounts.
In accordance with generally accepted accounting practices, we recognize in our financial statements only those tax positions that meet the more-likely-than-not recognition threshold.  We establish tax reserves for uncertain tax positions that do not meet this threshold.  During the years ended December 31, 2020, 2019 and 2018, we did not establish a liability for uncertain tax positions.

We are subject to taxation in the U.S. and various state, local and foreign jurisdictions.  As of December 31, 2020, the Company is no longer subject to U.S. Federal tax examinations for years before 2017.  We remain subject to examination by state and local tax authorities for tax years 2016 through 2019.  Foreign jurisdictions have statutes of limitations generally ranging from 2 to 6 years.  Years still open to examination by foreign tax authorities in major jurisdictions include Canada (2016 onward), Hong Kong (2015 onward), Mexico (2016 onward) and Poland (2015 onward).  We do not presently anticipate that our unrecognized tax benefits will significantly increase or decrease over the next 12 months; however, actual developments in this area could differ from those currently expected.

18. Earnings Per Share

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and dilutive net earnings per common share (in thousands, except per share data):

	Year Ended December 31,
	2020	2019	2018
Basic Net Earnings Per Common Share:
Earnings from continuing operations	$80,417	$69,051	$56,854
Loss from discontinued operations	(23,024)	(11,134)	(13,851)
Net earnings available to common stockholders	$57,393	$57,917	$43,003

Weighted average common shares outstanding	22,374	22,378	22,456

Earnings from continuing operations per common share	$3.59	$3.09	$2.53
Loss from discontinued operations per common share	(1.02)	(0.50)	(0.62)
Basic net earnings per common share	$2.57	$2.59	$1.91

Diluted Net Earnings Per Common Share:
Earnings from continuing operations	$80,417	$69,051	$56,854
Loss from discontinued operations	(23,024)	(11,134)	(13,851)
Net earnings available to common stockholders	$57,393	$57,917	$43,003

Weighted average common shares outstanding	22,374	22,378	22,456
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock and performance-based stock	452	440	476
Weighted average common shares outstanding – Diluted	22,826	22,818	22,932

Earnings from continuing operations per common share	$3.52	$3.03	$2.48
Loss from discontinued operations per common share	(1.01)	(0.49)	(0.60)
Diluted net earnings per common share	$2.51	$2.54	$1.88

The shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):

	2020	2019	2018
Restricted and performance shares	268	255	249

19. Industry Segment and Geographic Data

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1). The following tables contain financial information for each reportable segment (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net sales (a):
Engine Management	$835,685	$849,161	$803,487
Temperature Control	281,954	278,355	278,456
Other	10,949	10,397	10,108
Total net sales	$1,128,588	$1,137,913	$1,092,051

Intersegment sales (a):
Engine Management	$15,952	$19,569	$23,367
Temperature Control	6,162	6,545	8,160
Other	(22,114)	(26,114)	(31,527)
Total intersegment sales	$—	$—	$—

Depreciation and Amortization:
Engine Management	$20,417	$19,463	$17,858
Temperature Control	4,035	4,568	4,704
Other	1,871	1,778	1,542
Total depreciation and amortization	$26,323	$25,809	$24,104

Operating income (loss):
Engine Management	$111,217	$103,808	$84,844
Temperature Control	21,296	13,667	14,586
Other	(23,618)	(22,980)	(18,162)
Total operating income	$108,895	$94,495	$81,268

Investment in unconsolidated affiliates:
Engine Management	$2,428	$2,243	$2,158
Temperature Control	38,079	36,615	30,311
Other	—	—	—
Total investment in unconsolidated affiliates	$40,507	$38,858	$32,469

Capital expenditures:
Engine Management	$13,496	$12,593	$11,435
Temperature Control	1,988	2,273	7,245
Other	2,336	1,319	1,461
Total capital expenditures	$17,820	$16,185	$20,141

Total assets:
Engine Management	$618,210	$594,953	$532,092
Temperature Control	230,111	216,591	202,411
Other	108,219	92,310	84,613
Total assets	$956,540	$903,854	$819,116

(a)	Segment net sales include intersegment sales in our Engine Management and Temperature Control segments.

Other consists of the elimination of intersegment sales from our Engine Management and Temperature Control segments, as well as items pertaining to our Canadian business unit that does not meet the criteria of a reportable operating segment and our corporate headquarters function.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Reconciliation of segment operating income to net earnings:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Operating income	$108,895	$94,495	$81,268
Other non-operating income (expense), net	812	2,587	(411)
Interest expense	2,328	5,286	4,026
Earnings from continuing operations before taxes	107,379	91,796	76,831
Income tax expense	26,962	22,745	19,977
Earnings from continuing operations	80,417	69,051	56,854
Discontinued operations, net of tax	(23,024)	(11,134)	(13,851)
Net earnings	$57,393	$57,917	$43,003

	December 31,
	2020	2019	2018
Long-lived assets (a):	(In thousands)
United States	$241,053	$253,384	$198,494
Canada	4,470	4,659	2,718
Mexico	10,586	12,036	4,012
Asia	40,621	38,942	32,470
Europe	16,504	17,004	16,880
Total long-lived assets	$313,234	$326,025	$254,574

(a)	Long-lived assets are attributed to countries based upon the location of the assets.

Our five largest individual customers accounted for approximately 68% of our consolidated net sales in 2020, approximately 69% of our consolidated net sales in 2019 and approximately 70% of our consolidated net sales in 2018. During 2020, O’Reilly, NAPA, Advance and AutoZone accounted for 26%, 15%, 14% and 11% of our consolidated net sales, respectively.  Net sales from each of the customers were reported in both our Engine Management and Temperature Control Segments. The loss of one or more of these customers or, a significant reduction in purchases of our products from any one of them, could have a materially adverse impact on our business, financial condition and results of operations.

In December 2020, a large retail customer informed us of its decision to pursue a private brand strategy for its engine management product line.  This customer has historically purchased $140 million of engine management products annually from us.  We anticipate that sales to this customer will continue through the first quarter of 2021.  In light of this development, we plan to take the necessary steps to reduce costs.

For the disaggregation of our net sales from contracts with customers by geographic area, major product group and major sales channels for each of our segments, see Note 20, “Net Sales.”

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

The following tables provide disaggregation of net sales information for the years ended December 31, 2020, 2019 and 2018 (in thousands):

Year Ended December 31, 2020 (a)	Engine Management	Temperature Control	Other (b)	Total
Geographic Area:
United States	$738,521	$268,680	$—	$1,007,201
Canada	25,842	11,679	10,949	48,470
Mexico	19,336	271	—	19,607
Asia	35,079	165	—	35,244
Europe	12,255	351	—	12,606
Other foreign	4,652	808	—	5,460
Total	$835,685	$281,954	$10,949	$1,128,588
Major Product Group:
Ignition, emission control, fuel and safety related system products	$691,722	$—	$8,172	$699,894
Wire and cable	143,963	—	159	144,122
Compressors	—	163,071	812	163,883
Other climate control parts	—	118,883	1,806	120,689
Total	$835,685	$281,954	$10,949	$1,128,588
Major Sales Channel:
Aftermarket	$682,874	$255,716	$10,949	$949,539
OE/OES	133,942	25,070	—	159,012
Export	18,869	1,168	—	20,037
Total	$835,685	$281,954	$10,949	$1,128,588

Year Ended December 31, 2019 (a)	Engine Management	Temperature Control	Other (b)	Total
Geographic Area:
United States	$760,134	$263,769	$—	$1,023,903
Canada	27,439	12,322	10,397	50,158
Mexico	19,330	705	—	20,035
Asia	24,838	130	—	24,968
Europe	13,341	534	—	13,875
Other foreign	4,079	895	—	4,974
Total	$849,161	$278,355	$10,397	$1,137,913
Major Product Group:
Ignition, emission control, fuel and safety related system products	$705,994	$—	$6,381	$712,375
Wire and cable	143,167	—	477	143,644
Compressors	—	160,485	1,338	161,823
Other climate control parts	—	117,870	2,201	120,071
Total	$849,161	$278,355	$10,397	$1,137,913
Major Sales Channel:
Aftermarket	$702,872	$248,420	$10,397	$961,689
OE/OES	124,665	27,915	—	152,580
Export	21,624	2,020	—	23,644
Total	$849,161	$278,355	$10,397	$1,137,913

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Year Ended December 31, 2018 (a)	Engine Management	Temperature Control	Other (b)	Total
Geographic Area:
United States	$714,402	$261,628	$—	$976,030
Canada	33,475	13,877	10,108	57,460
Mexico	19,397	817	—	20,214
Asia	17,869	279	—	18,148
Europe	13,054	630	—	13,684
Other foreign	5,290	1,225	—	6,515
Total	$803,487	$278,456	$10,108	$1,092,051
Major Product Group:
Ignition, emission control, fuel and safety related system products	$648,270	$—	$5,829	$654,099
Wire and cable	155,217	—	454	155,671
Compressors	—	148,416	1,853	150,269
Other climate control parts	—	130,040	1,972	132,012
Total	$803,487	$278,456	$10,108	$1,092,051
Major Sales Channel:
Aftermarket	$684,242	$246,112	$10,108	$940,462
OE/OES	97,205	30,275	—	127,480
Export	22,040	2,069	—	24,109
Total	$803,487	$278,456	$10,108	$1,092,051

(a)	Segment net sales include intersegment sales in our Engine Management and Temperature Control segments.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. Commitments and Contingencies

Total rent expense for the three years ended December 31, 2020 was as follows (in thousands):

	Total	Real Estate	Other
2020 (1)	$11,669	$8,290	$3,379
2019 (1)	11,382	7,909	3,473
2018	12,605	9,272	3,333

(1)
Includes expenses of approximately $2.5 million and $2.4 million for the years ended December 31, 2020 and 2019, respectively, related to non-lease components such as maintenance, property taxes, etc., and operating lease expense for leases with an initial term of 12 months or less, which is not material.

For our operating lease minimal rental payments that we are obligated to make, see Note 7, “Leases.”

Warranties

We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product.  As of December 31, 2020 and 2019, we have accrued $17.7 million and $17.2 million, respectively, for estimated product warranty claims included in accrued customer returns. The accrued product warranty costs are based primarily on historical experience of actual warranty claims. Warranty expense for each of the years 2020, 2019 and 2018 were $87.1 million, $99.3 million and $85.9 million, respectively.

The following table provides the changes in our product warranties:

	December 31,
	2020	2019
	(In thousands)
Balance, beginning of period	$17,175	$16,663
Liabilities accrued for current year sales	87,116	99,304
Settlements of warranty claims	(86,628)	(98,792)
Balance, end of period	$17,663	$17,175

Letters of Credit

At December 31, 2020, we had outstanding letters of credit with certain vendors aggregating approximately $2.8 million.  These letters of credit are being maintained as security for reimbursements to insurance companies and as security to the landlord of our administrative offices in Long Island City, New York.  The contract amount of the letters of credit is a reasonable estimate of their value as the value for each is fixed over the life of the commitment.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Change of Control Arrangements

We have a change in control arrangement with one key officer. In the event of a change of control (as defined in the agreement), the executive will receive severance payments and certain other benefits as provided in his agreement.

Asbestos

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying statement of operations.  When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001, and the amounts paid for settlements, awards of asbestos-related damages, and defense of such claims.  At December 31, 2020, approximately 1,560 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through December 31, 2020, the amounts paid for settled claims and awards of asbestos-related damages, including interest, were approximately $48.3 million.  We do not have insurance coverage for the indemnity and defense costs associated with the claims we face.

In evaluating our potential asbestos-related liability, we have considered various factors including, among other things, an actuarial study of the asbestos related liabilities performed by an independent actuarial firm, our settlement amounts and whether there are any co-defendants, the jurisdiction in which lawsuits are filed, and the status and results of such claims.  As is our accounting policy, we consider the advice of actuarial consultants with experience in assessing asbestos-related liabilities to estimate our potential claim liability; and perform an actuarial evaluation in the third quarter of each year and whenever events or changes in circumstances indicate that additional provisions may be necessary.  The methodology used to project asbestos-related liabilities and costs in our actuarial study considered: (1) historical data available from publicly available studies; (2) an analysis of our recent claims history to estimate likely filing rates into the future; (3) an analysis of our currently pending claims; (4) an analysis of our settlements and awards of asbestos-related damages to date; and (5) an analysis of closed with pay ratios and lag patterns in order to develop average future settlement values.  Based on the information contained in the actuarial study and all other available information considered by us, we have concluded that no amount within the range of settlement payments and awards of asbestos-related damages was more likely than any other and, therefore, in assessing our asbestos liability we compare the low end of the range to our recorded liability to determine if an adjustment is required.

In accordance with our policy to perform an annual actuarial evaluation in the third quarter of each year, and whenever events or changes in circumstances indicate that additional provisions may be necessary, an actuarial study was performed as of August 31, 2020.  The results of the August 31, 2020 study included an estimate of our undiscounted liability for settlement payments and awards of asbestos-related damages, excluding legal costs and any potential recovery from insurance carriers, ranging from $58.1 million to $99.3 million for the period through 2065.  Based upon the results of the August 31, 2020 actuarial study, in September 2020 we increased our asbestos liability to $58.1 million, the low end of the range, and recorded an incremental pre-tax provision of $8.7 million in earnings (loss) from discontinued operations in the accompanying statement of operations.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As related to our potential asbestos-related liability as of August 31, 2020, we were found liable for $7.6 million in compensatory damages as a defendant in a 2018 asbestos liability case in California.  We actively pursued our right of appeal, and during the fourth quarter of 2020, received notice that we lost the appeal.  The judgment against us was for the $7.6 million in compensatory damages plus interest at a rate of ten percent (10%) per annum.  During the fourth quarter of 2020, we paid the compensatory damages and accrued interest.   Based upon the reduction to our asbestos-related liability resulting from the payment made in the California asbestos case and fourth quarter 2020 cash settlements, in December 2020 our actuarial firm performed an updated actuarial study. The results of the updated study included an estimate of our undiscounted liability for settlement payments and awards of asbestos-related damages, excluding legal costs and any potential recovery from insurance carriers, ranging from $63 million to $99.1 million for the period through 2065.  Based upon the results of the updated actuarial study and in accordance with our practice, we increased our asbestos liability as of November 2020 to $63 million, the low end of the range, and recorded an additional incremental pre-tax provision of $17 million in earnings (loss) from discontinued operations. Future legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operations in the accompanying statement of operations, are estimated, according to the updated study, to range from $48.7 million to $95.4 million for the period through 2065.  Total operating cash outflows related to discontinued operations, which include settlements, awards of asbestos-related damages and legal costs, net of taxes, were $16.4 million, $7.6 million and $5.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22. Quarterly Financial Data (Unaudited)

	2020 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31
	(In thousands, except per share amounts)
Net sales	$282,738	$343,609	$247,939	$254,302
Gross profit	94,154	107,748	64,358	70,395
Earnings from continuing operations	22,742	36,212	11,842	9,621
Loss from discontinued operations, net of taxes	(13,568)	(7,587)	(875)	(994)
Net earnings	$9,174	$28,625	$10,967	$8,627
Net earnings from continuing operations per common share:
Basic	$1.02	$1.62	$0.53	$0.43
Diluted	$1.00	$1.59	$0.52	$0.42
Net earnings per common share:
Basic	$0.41	$1.28	$0.49	$0.38
Diluted	$0.40	$1.26	$0.48	$0.38

	2019 Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31
	(In thousands, except per share amounts)
Net sales	$241,252	$307,723	$305,172	$283,766
Gross profit	72,844	92,088	88,905	77,963
Earnings from continuing operations	12,738	22,654	20,555	13,104
Loss from discontinued operations, net of taxes	(1,220)	(7,903)	(1,123)	(888)
Net earnings	$11,518	$14,751	$19,432	$12,216
Net earnings from continuing operations per common share:
Basic	$0.57	$1.01	$0.92	$0.58
Diluted	$0.56	$1.00	$0.90	$0.57
Net earnings per common share:
Basic	$0.51	$0.66	$0.87	$0.54
Diluted	$0.50	$0.65	$0.85	$0.53

Index

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, as part of this Report we have furnished a report regarding our internal control over financial reporting as of December 31, 2020. The report is under the caption “Management’s Report on Internal Control Over Financial Reporting” in “Item 8. Financial Statements and Supplementary Data,” which report is included herein.

(c)	Attestation Report of Independent Registered Public Accounting Firm.

KPMG LLP, our independent registered public accounting firm, has issued an opinion as to the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. The opinion is under the caption “Report of Independent Registered Public Accounting Firm−Internal Control Over Financial Reporting” in “Item 8. Financial Statements and Supplementary Data” for this attestation report, which is included herein.

(d)	Changes in Internal Control Over Financial Reporting.

During the quarter ended December 31, 2020 and subsequent to that date, we have not made changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In February 2021, the Nominating and Corporate Governance Committee reviewed and approved of the Company’s entry into an amended and restated consulting agreement, dated as of February 23, 2021, with Mr. John Gethin, a director of the Company, pursuant to which Mr. Gethin will advise the Company’s senior management, primarily in the development of customer relationships and corporate strategy. In consideration for such services, Mr. Gethin will receive an annual retainer of $50,000 for the first year of the agreement and $25,000 for each of the second and third years of the agreement, and the reimbursement of reasonable and customary out-of-pocket expenses incurred in performing such services. The term of the agreement is for three years, subject to termination by either the Company or Mr. Gethin at any time on ninety days’ advance written notice. This agreement supersedes the consulting agreement, entered into in April 2018, between the Company and Mr. Gethin, which terminated contemporaneously with the Company’s entry into the agreement.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information in our Definitive Proxy Statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”) set forth under the captions “Proposal No. 1 - Election of Directors,”  “Management Information,” and “Corporate Governance.”

The Board of Directors of the Company has adopted a Code of Ethics that applies to all employees, officers and directors of the Company.  The Company’s Code of Ethics is available at ir.smpcorp.com under “Governance Documents.”  The Company intends to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Company’s Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by disclosing such information on the Company’s website, at the address specified above.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information in our 2021 Proxy Statement set forth under captions “Corporate Governance,” “Compensation Discussion & Analysis,” “Executive Compensation and Related Information” and “Report of the Compensation and Management Development Committee.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information in our 2021 Proxy Statement set forth under the captions “Executive Compensation and Related Information” and “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the information in our 2021 Proxy Statement set forth under the captions “Corporate Governance” and “Executive Compensation and Related Information.”

Index
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information in our 2021 Proxy Statement set forth under the captions “Audit and Non-Audit Fees.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	The Index to Consolidated Financial Statements of the Registrant under Item 8 of this Report is incorporated herein by reference as the list of Financial Statements required as part of this Report.

(2)	The following financial schedule and related report for the years 2020, 2019 and 2018 is submitted herewith:

Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not required, not applicable or the information is included in the financial statements or notes thereto.

(3)	Exhibits.

The exhibit list in the Exhibit Index is incorporated by reference as the list of exhibits required as part of this Report.

ITEM 16.	FORM 10-K SUMMARY

None.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number

3.1	Restated By-Laws, dated as of April 8, 2020 (incorporated by reference to the Company’s Current Report on Form 8-K filed as of April 9, 2020).

3.2	Restated Certificate of Incorporation, filed as of August 1, 1990 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020).

3.3
Certificate of Amendment of the Certificate of Incorporation, filed as of February 27, 1996 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020).

10.1
Amended and Restated Employee Stock Ownership Plan and Trust of Standard Motor Products, Inc., dated as of January 1, 2015 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

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

10.14	Amended and Restated Consulting Agreement, dated as of February 23, 2021, between Standard Motor Products, Inc. and John P. Gethin.

21	List of Subsidiaries of Standard Motor Products, Inc.

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (see signature page to Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
EXHIBIT INDEX

101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

** In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to the Original Filing shall be deemed to be “furnished” and not “filed.”

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD MOTOR PRODUCTS, INC.
(Registrant)

/s/ Eric P. Sills
Eric P. Sills
Chief Executive Officer and President

/s/ Nathan R. Iles
Nathan R. Iles
Chief Financial Officer

New York, New York
February 24, 2021

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eric P. Sills and Nathan R. Iles, jointly and severally, as his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

February 24, 2021	/s/ Eric P. Sills
Eric P. Sills
Chief Executive Officer and President
(Principal Executive Officer)

February 24, 2021	/s/ Nathan R. Iles
Nathan R. Iles
Chief Financial Officer
(Principal Financial and Accounting Officer)

February 24, 2021	/s/ Lawrence I. Sills
Lawrence I. Sills, Director

February 24, 2021	/s/ John P. Gethin
John P. Gethin, Director

February 24, 2021	/s/ Pamela Forbes Lieberman
Pamela Forbes Lieberman, Director

Index

February 24, 2021	/s/ Patrick S. McClymont
Patrick S. McClymont, Director

February 24, 2021	/s/ Joseph W. McDonnell
Joseph W. McDonnell, Director

February 24, 2021	/s/ Alisa C. Norris
Alisa C. Norris, Director

February 24, 2021	/s/ William H. Turner
William H. Turner, Director

February 24, 2021	/s/ Richard S. Ward
Richard S. Ward, Director

February 24, 2021	/s/ Roger M. Widmann
Roger M. Widmann, Director

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

Schedule II ‑ Valuation and Qualifying Accounts

Years ended December 31, 2020, 2019 and 2018

		Additions

Description	Balance at beginning of year	Charged to costs and expenses	Other		Deductions	Balance at end of year

Year ended December 31, 2020:
Allowance for doubtful accounts	$4,244,000	$392,000	$—		$230,000	$4,406,000
Allowance for discounts	968,000	11,488,000	—		11,040,000	1,416,000
	$5,212,000	$11,880,000	$—		$11,270,000	$5,822,000

Allowance for sales returns	$35,240,000	$135,448,000	$—		$129,706,000	$40,982,000

Year ended December 31, 2019:
Allowance for doubtful accounts	$4,488,000	$(295,000)	$—		$(51,000)	$4,244,000
Allowance for discounts	1,199,000	10,660,000	—		10,891,000	968,000
	$5,687,000	$10,365,000	$—		$10,840,000	$5,212,000

Allowance for sales returns	$33,417,000	$136,777,000	$—		$134,954,000	$35,240,000

Year ended December 31, 2018:
Allowance for doubtful accounts	$3,824,000	$325,000	$—		$(339,000)	$4,488,000
Allowance for discounts	1,143,000	10,359,000	—		10,303,000	1,199,000
	$4,967,000	$10,684,000	$—		$9,964,000	$5,687,000

Allowance for sales returns	$30,950,000	$132,390,000	$6,670,000	(1)	$136,593,000	$33,417,000

(1)
The other addition to the allowance for sales returns represents the cumulative effect of the changes made to our consolidated balance sheet as of January 1, 2018 for the adoption of ASU 2014-09, Revenue from Contracts with Customers.