Form 10-Q
period 2021-03-31
STANDARD MOTOR PRODUCTS, INC.
filed 2021-05-06
CIK 93389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2021

or

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
Yes ☐     No ☑

As of the close of business on May 3, 2021, there were 22,186,688 outstanding shares of the registrant’s Common Stock, par value $2.00 per share.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

Index

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)	Three Months Ended March 31,
	2021	2020
	(Unaudited)

Net sales	$276,553	$254,302
Cost of sales	192,769	183,907
Gross profit	83,784	70,395
Selling, general and administrative expenses	54,460	55,873
Restructuring and integration expenses	—	205
Other income, net	—	6
Operating income	29,324	14,323
Other non-operating income (expense), net	635	(524)
Interest expense	209	873
Earnings from continuing operations before taxes	29,750	12,926
Provision for income taxes	7,586	3,305
Earnings from continuing operations	22,164	9,621
Loss from discontinued operations, net of income taxes	(1,164)	(994)
Net earnings	$21,000	$8,627
Per Share Data:
Net earnings per common share – Basic:
Earnings from continuing operations	$0.99	$0.43
Discontinued operations	(0.05)	(0.05)
Net earnings per common share – Basic	$0.94	$0.38
Net earnings per common share – Diluted:
Earnings from continuing operations	$0.97	$0.42
Discontinued operations	(0.05)	(0.04)
Net earnings per common share – Diluted	$0.92	$0.38
Dividend declared per share	$0.25	$0.25
Average number of common shares	22,317,959	22,438,087
Average number of common shares and dilutive common shares	22,765,508	22,868,975

See accompanying notes to consolidated financial statements (unaudited).

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended, March 31,
(In thousands)	2021	2020
	(Unaudited)

Net earnings	$21,000	$8,627
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,916)	(6,301)
Pension and postretirement plans	(5)	(4)
Total other comprehensive income, net of tax	(1,921)	(6,305)
Comprehensive income	$19,079	$2,322

See accompanying notes to consolidated financial statements (unaudited).

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,100	$19,488
Accounts receivable, less allowances for discounts and doubtful accounts of $5,744 and $5,822 for 2021 and 2020, respectively	174,104	198,039
Inventories	390,896	345,502
Unreturned customer inventories	21,088	19,632
Prepaid expenses and other current assets	13,848	15,875
Total current assets	617,036	598,536

Property, plant and equipment, net of accumulated depreciation of $217,278 and $214,394 for 2021 and 2020, respectively	88,563	89,105
Operating lease right-of-use assets	31,453	29,958
Goodwill	77,838	77,837
Other intangibles, net	52,803	54,004
Deferred income taxes	43,692	44,770
Investments in unconsolidated affiliates	40,684	40,507
Other assets	24,413	21,823
Total assets	$976,482	$956,540

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$40,967	$10,000
Current portion of other debt	1,523	135
Accounts payable	108,536	100,018
Sundry payables and accrued expenses	36,712	47,078
Accrued customer returns	44,729	40,982
Accrued core liability	22,569	22,014
Accrued rebates	39,294	46,437
Payroll and commissions	19,094	35,938
Total current liabilities	313,424	302,602

Long-term debt	84	97
Noncurrent operating lease liabilities	23,890	22,450
Other accrued liabilities	27,514	25,929
Accrued asbestos liabilities	54,630	55,226
Total liabilities	419,542	406,304

Commitments and contingencies

Stockholders’ equity:
Common stock – par value $2.00 per share:
Authorized – 30,000,000 shares; issued 23,936,036 shares	47,872	47,872
Capital in excess of par value	106,366	105,084
Retained earnings	479,024	463,612
Accumulated other comprehensive income	(7,597)	(5,676)
Treasury stock – at cost (1,763,886 shares and 1,586,923 shares in 2021 and 2020, respectively)	(68,725)	(60,656)
Total stockholders’ equity	556,940	550,236
Total liabilities and stockholders’ equity	$976,482	$956,540

See accompanying notes to consolidated financial statements (unaudited).

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Three Months Ended March 31,
	2021	2020
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$21,000	$8,627
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	6,514	6,539
Amortization of deferred financing cost	57	57
Increase to allowance for doubtful accounts	81	299
Increase to inventory reserves	47	1,403
Equity income from joint ventures	(363)	(6)
Employee stock ownership plan allocation	628	575
Stock-based compensation	1,796	2,103
Decrease in deferred income taxes	1,065	609
Loss on discontinued operations, net of tax	1,164	994
Change in assets and liabilities:
(Increase) decrease in accounts receivable	23,533	(28,114)
Increase in inventories	(46,255)	(5,339)
Decrease in prepaid expenses and other current assets	3,753	1,303
Increase (decrease) in accounts payable	8,419	(11,883)
Decrease in sundry payables and accrued expenses	(29,549)	(7,251)
Net changes in other assets and liabilities	(3,288)	(2,705)
Net cash used in operating activities	(11,398)	(32,789)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and investments in businesses	(2,081)	—
Capital expenditures	(4,966)	(4,422)
Other investing activities	2	6
Net cash used in investing activities	(7,045)	(4,416)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line-of-credit agreements	30,968	52,540
Net borrowings of other debt and capital lease obligations	1,440	528
Purchase of treasury stock	(11,096)	(8,726)
Increase in overdraft balances	373	1,248
Dividends paid	(5,588)	(5,615)
Net cash provided by financing activities	16,097	39,975
Effect of exchange rate changes on cash	(42)	126
Net increase (decrease) in cash and cash equivalents	(2,388)	2,896
CASH AND CASH EQUIVALENTS at beginning of period	19,488	10,372
CASH AND CASH EQUIVALENTS at end of period	$17,100	$13,268

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$147	$811
Income taxes	$1,666	$937

See accompanying notes to consolidated financial statements (unaudited).

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2021
(Unaudited)
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
(In thousands)
Balance at December 31, 2020	$47,872	$105,084	$463,612	$(5,676)	$(60,656)	$550,236
Net earnings	—	—	21,000	—	—	21,000
Other comprehensive income, net of tax	—	—	—	(1,921)	—	(1,921)
Cash dividends paid	—	—	(5,588)	—	—	(5,588)
Purchase of treasury stock	—	—	—	—	(11,096)	(11,096)
Stock-based compensation	—	1,148	—	—	648	1,796
Employee Stock Ownership Plan	—	134	—	—	2,379	2,513

Balance at March 31, 2021	$47,872	$106,366	$479,024	$(7,597)	$(68,725)	$556,940

Three Months Ended March 31, 2020
(Unaudited)
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
(In thousands)
Balance at December 31, 2019	$47,872	$102,742	$417,437	$(8,589)	$(55,234)	$504,228
Net earnings	—	—	8,627	—	—	8,627
Other comprehensive income, net of tax	—	—	—	(6,305)	—	(6,305)
Cash dividends paid	—	—	(5,615)	—	—	(5,615)
Purchase of treasury stock	—	—	—	—	(8,726)	(8,726)
Stock-based compensation	—	873	—	—	1,230	2,103
Employee Stock Ownership Plan	—	630	—	—	1,671	2,301

Balance at March 31, 2020	$47,872	$104,245	$420,449	$(14,894)	$(61,059)	$496,613

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

The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.  The unaudited consolidated financial statements include our accounts and all domestic and international companies in which we have more than a 50% equity ownership, except in instances where the minority shareholder maintains substantive participating rights, in which case we follow the equity method of accounting.  Investments in unconsolidated affiliates are accounted for on the equity method, as we do not have a controlling financial interest but have the ability to exercise significant influence.  All significant inter-company items have been eliminated.

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

Reclassification

Certain prior period amounts in the accompanying consolidated financial statements and related notes have been reclassified to conform to the 2021 presentation.

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
There have been no material changes to our critical accounting policies and estimates from the information provided in Note 1 of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020.

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
		January 1, 2021	The adoption of the technical clarifications in the standard did not materially impact our accounting for income taxes, our consolidated financial statements and related disclosures.

Standards not yet adopted as of March 31, 2021.

The following table provides a brief description of recently issued accounting pronouncements that have not yet been adopted as of March 31, 2021, and that could have an impact on our financial statements.

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 3.  Business Acquisitions and Investments

2021 Business Acquisition

Acquisition of Particulate Matter Sensor Business of Stoneridge, Inc.

In March 2021, we agreed to acquire the soot sensor product lines from Stoneridge, Inc. The product lines to be acquired manufacture sensors used in the exhaust and emission systems of diesel engines. The product lines are located in Stoneridge’s facilities in Lexington, Ohio and Tallin, Estonia.  We are not acquiring these facilities, nor any of Stoneridge’s employees, and will be relocating the production lines to our engine management plants in Independence, Kansas and Bialystok, Poland, respectively.  The acquisition, to be reported as part of our Engine Management Segment, provides us with advanced emissions control technology used in commercial vehicles and is an excellent fit for our strategy of expansion into the OE heavy duty market.  Customer relationships to be acquired include Volvo, CNHi and Hino.

The product lines located in Stoneridge’s facility in Lexington, Ohio were acquired in March 2021 for $2.1 million.  The assets acquired include inventory, machinery & equipment and certain intangible assets.  The product lines at Stoneridge’s Tallin, Estonia facility will be acquired at a future date for approximately $800,000.  Tallin, Estonia assets to be acquired consist solely of machinery & equipment. Anticipated annual revenues from the acquired business approximates $12 million - $14 million.

The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed through March 31, 2021, based on their fair values (in thousands):

Purchase Price		$2,138
Assets acquired and liabilities assumed:
Inventory	$1,032
Machinery and equipment, net	351
Intangible assets	755
Net assets acquired		$2,138

Intangible assets acquired of approximately $0.8 million consist of customer relationships that will be amortized on a straight-line basis over the estimated useful life of 10 years.

Revenues from the acquired business included in our consolidated statement of operation from the acquisition date through March 31, 2021 were $0.8 million.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 4.  Restructuring and Integration Expenses

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2020	$179	$—	$179
Restructuring and integration costs:
Amounts provided for during 2021	—	—	—
Cash payments	(49)	—	(49)
Exit activity liability at March 31, 2021	$130	$—	$130

Restructuring Costs

Plant Rationalization Programs

The 2016 Plant Rationalization Program, which included the shutdown and sale of our Grapevine, Texas facility, and the 2017 Orlando Plant Rationalization Program, which included the shutdown our Orlando Florida facility, have been substantially completed.  Cash payments made of $49,000 during the three months ended March 31, 2021, and the remaining aggregate liability of $130,000 consists of severance payments to former employees terminated in connection with these programs.

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

Pursuant to these agreements, we sold $191.4 million and $150.2 million of receivables during the three months ended March 31, 2021 and 2020, respectively, which was reflected as a reduction of accounts receivable in the consolidated balance sheet at the time of sale.  A charge in the amount of $2.7 million and $2.8 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months ended March 31, 2021 and 2020, respectively.

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

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 6.  Inventories

Inventories, which are stated at the lower of cost (determined by means of the first-in, first-out method) and net realizable value, consist of the following:

	March 31, 2021	December 31, 2020
	(In thousands)
Finished goods	$259,847	$225,523
Work in process	11,639	10,711
Raw materials	119,410	109,268
Subtotal	390,896	345,502
Unreturned customer inventories	21,088	19,632
Total inventories	$411,984	$365,134

Note 7.  Acquired Intangible Assets

Acquired identifiable intangible assets consist of the following:

	March 31, 2021	December 31, 2020
	(In thousands)
Customer relationships	$112,440	$111,701
Trademarks and trade names	6,980	6,980
Non-compete agreements	3,270	3,272
Patents	723	723
Supply agreements	800	800
Leaseholds	160	160
Total acquired intangible assets	124,373	123,636
Less accumulated amortization (1)	(72,272)	(70,221)
Net acquired intangible assets	$52,101	$53,415

(1)	Applies to all intangible assets, except for trademarks and trade names totaling $2.6 million, which have indefinite useful lives and, as such, are not being amortized.

In March 2021, we acquired certain assets and liabilities of the particulate matter sensor product lines from Stoneridge, Inc.  Intangible assets acquired of approximately $0.8 million consist of customer relationships that will be amortized on a straight-line basis over the estimated useful life of 10 years.

Total amortization expense for acquired intangible assets was $2.1 million and $2 million for the three months ended March 31, 2021 and 2020, respectively.  Based on the current estimated useful lives assigned to our intangible assets, amortization expense is estimated to be $4.8 million for the remainder of 2021, $5.3 million in 2022, $5 million in 2023, $5 million in 2024 and $29.4 million in the aggregate for the years 2025 through 2034.

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
The following tables provide quantitative disclosures related to our operating leases (in thousands):

Balance Sheet Information	March 31, 2021	December 31, 2020
Assets
Operating lease right-of-use assets	$31,453	$29,958

Liabilities
Sundry payables and accrued expenses	$8,822	$8,719
Noncurrent operating lease liabilities	23,890	22,450
Total operating lease liabilities	$32,712	$31,169

Weighted Average Remaining Lease Term
Operating leases	5 Years	5 Years

Weighted Average Discount Rate
Operating leases	3.4%	3.6%

Expense and Cash Flow Information	Three Months Ended March 31,
	2021	2020
Lease Expense
Operating lease expense (a)	$2,336	$2,313

Supplemental Cash Flow Information
Cash paid for the amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,302	$2,476
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$3,603	$251

(a)
Excludes expenses of approximately $0.7 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively, related to non-lease components such as maintenance, property taxes, etc., and operating lease expense for leases with an initial term of 12 months or less, which is not material.

Minimum Lease Payments

At March 31, 2021, we are obligated to make minimum lease payments through 2028, under operating leases, which are as follows (in thousands):

2021	$6,853
2022	7,940
2023	6,468
2024	4,416
2025	3,364
Thereafter	6,084
Total lease payments	$35,125
Less: Interest	(2,413)
Present value of lease liabilities	$32,712

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 9.  Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	March 31, 2021	December 31, 2020
	(In thousands)
Revolving credit facilities	$40,967	$10,000
Other (1)	1,607	232
Total debt	$42,574	$10,232

Current maturities of debt	$42,490	$10,135
Long-term debt	84	97
Total debt	$42,574	$10,232

(1)
Other includes borrowings under our Polish overdraft facility of Zloty 5.9 million (approximately $1.5 million) and Zloty 0.4 million (approximately $0.1 million) as of March 31, 2021 and December 31, 2020, respectively.

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

Borrowings under the amended credit agreement are secured by substantially all of our assets, including accounts receivable, inventory and certain fixed assets, and those of certain of our subsidiaries.  Availability under the amended credit agreement is based on a formula of eligible accounts receivable, eligible drafts presented to the banks under our supply chain financing arrangements and eligible inventory. After taking into account outstanding borrowings under the amended credit agreement, there was an additional $206.3 million available for us to borrow pursuant to the formula at March 31, 2021.  The loss of business of one or more of our key customers or, a significant reduction in purchases of our products from any one of them, could adversely impact availability under our revolving credit facility.

Outstanding borrowings under the credit agreement, which are classified as current liabilities, were $41 million and $10 million at March 31, 2021 and December 31, 2020, respectively; while letters of credit outstanding under the credit agreement were $2.6 million and $2.8 million at March 31, 2021 and December 31, 2020, respectively.  Borrowings under the credit agreement have been classified as current liabilities based upon accounting rules and certain provisions in the agreement.

At March 31, 2021, the weighted average interest rate on our amended credit agreement was 1.8%, which consisted of $33 million in direct borrowings at 1.4% and an alternative base rate loan of $8 million at 3.5%.  At December 31, 2020, the weighted average interest rate on our amended credit agreement was 1.4%, which consisted of $10 million in direct borrowings.  During the three months ended March 31, 2021, our average daily alternative base rate loan balance was $1.2 million, compared to a balance of $2.5 million for the three months ended March 31, 2020 and a balance of $1.5 million for the year ended December 31, 2020.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
At any time that our borrowing availability is less than the greater of either (a) $25 million, or 10% of the commitments if fixed assets are not included in the borrowing base, or (b) $ 31.25 million, or 12.5% of the commitments if fixed assets are included in the borrowing base, the terms of the amended credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain a fixed charge coverage ratio of 1:1 at the end of each fiscal quarter (rolling four quarters).  As of March 31, 2021, we were not subject to these covenants.  The amended credit agreement permits us to pay cash dividends of $20 million and make stock repurchases of $20 million in any fiscal year subject to a minimum availability of $25 million.  Provided specific conditions are met, the amended credit agreement also permits acquisitions, permissible debt financing, capital expenditures, and cash dividend payments and stock repurchases of greater than $20 million.

Polish Overdraft Facility

Our Polish subsidiary, SMP Poland sp. z.o.o., has entered into an overdraft facility with HSBC France (Spolka Akcyjna) Oddzial w Polsce, formerly HSBC Bank Polska S.A., for Zloty 30 million (approximately $7.6 million).  The facility, as amended, expires in December 2021.  Borrowings under the overdraft facility will bear interest at a rate equal to WIBOR + 1.5% and are guaranteed by Standard Motor Products, Inc., the ultimate parent company.  At March 31, 2021 and December 31, 2020, borrowings under the overdraft facility were Zloty 5.9 million (approximately $1.5 million) and Zloty 0.4 million (approximately $0.1 million), respectively.

Deferred Financing Costs

We have deferred financing costs of approximately $0.6 million and $0.7 million as of  March 31, 2021 and December 31, 2020, respectively.  Deferred financing costs are related to our revolving credit facility.  Deferred financing costs as of March 31, 2021 are being amortized in the amounts of $0.2 million for the remainder of 2021, $0.2 million in 2022, and $0.2 million in 2023.

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Our restricted and performance-based share activity was as follows for the three months ended March 31, 2021:

	Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2020	839,686	$34.77
Granted	—	—
Vested	(16,863)	33.47
Forfeited	(3,825)	40.27
Balance at March 31, 2021	818,998	$34.77

We recorded compensation expense related to restricted shares and performance-based shares of $1.8 million ($1.3 million, net of tax) and $2.1 million ($1.6 million, net of tax) for the three months ended March 31, 2021 and 2020, respectively. The unamortized compensation expense related to our restricted and performance-based shares was $13.4 million at March 31,2021, and is expected to be recognized as they vest over a weighted average period of 4.3 years and 0.08 years for employees and directors, respectively.

Note 11. Employee Benefits

We provide certain medical and dental care benefits to 16 former U.S. union employees.  The postretirement medical and dental benefit obligation to the former union employees as of March 31, 2021, and the related net periodic benefit cost for the plan for the three months ended March 31, 2021 and 2020 were not material.

We maintain a defined contribution Supplemental Executive Retirement Plan for key employees.  Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees.  In March 2021, we made company contributions to the plan of $0.5 million related to calendar year 2020.

We also have an Employee Stock Ownership Plan and Trust for employees who are not covered by a collective bargaining agreement.  In connection therewith, we maintain an employee benefits trust to which we contribute shares of treasury stock.  We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under the plan. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released.  The trustees will vote the shares in accordance with their fiduciary duties.  During the three months ended March 31, 2021, we contributed to the trust an additional 61,800 shares from our treasury and released 61,800 shares from the trust leaving 200 shares remaining in the trust as of March 31, 2021.

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

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 13. Earnings Per Share

The following are reconciliations of the earnings available to common stockholders and the shares used in calculating basic and dilutive net earnings per common share (in thousands, except per share data):

	Three Months Ended March 31,
Basic Net Earnings Per Common Share:	2021	2020
Earnings from continuing operations	$22,164	$9,621
Loss from discontinued operations	(1,164)	(994)
Net earnings available to common stockholders	$21,000	$8,627

Weighted average common shares outstanding	22,318	22,438

Earnings from continuing operations per common share	$0.99	$0.43
Loss from discontinued operations per common share	(0.05)	(0.05)
Basic net earnings per common share	$0.94	$0.38

Diluted Net Earnings Per Common Share:
Earnings from continuing operations	$22,164	$9,621
Loss from discontinued operations	(1,164)	(994)
Net earnings available to common stockholders	$21,000	$8,627

Weighted average common shares outstanding	22,318	22,438
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock and performance stock	448	431
Weighted average common shares outstanding – Diluted	22,766	22,869

Earnings from continuing operations per common share	$0.97	$0.42
Loss from discontinued operations per common share	(0.05)	(0.04)
Diluted net earnings per common share	$0.92	$0.38

The shares listed below were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):

	Three Months Ended March 31,
	2021	2020
Restricted and performance shares	272	253

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

The following tables show our net sales, intersegment revenue and operating income for each reportable segment (in thousands):

	Three Months Ended March 31,
	2021	2020
Net Sales (a)
Engine Management	$212,018	$201,118
Temperature Control	62,473	51,442
All Other	2,062	1,742
Consolidated	$276,553	$254,302

Intersegment Revenue (a)
Engine Management	$5,359	$4,014
Temperature Control	1,847	1,391
All Other	(7,206)	(5,405)
Consolidated	$—	$—

Operating Income (Loss)
Engine Management	$31,114	$21,433
Temperature Control	3,592	(348)
All Other	(5,382)	(6,762)
Consolidated	$29,324	$14,323

(a)	Segment net sales include intersegment sales in our Engine Management and Temperature Control segments.

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
The following tables provide disaggregation of net sales information for the three months ended March 31, 2021 and 2020 (in thousands):

Three months ended March 31, 2021 (a)	Engine Management	Temperature Control	Other (b)	Total
Geographic Area:
United States	$181,101	$58,736	$—	$239,837
Canada	8,574	3,326	2,062	13,962
Asia	9,635	76	—	9,711
Mexico	6,147	65	—	6,212
Europe	5,149	56	—	5,205
Other foreign	1,412	214	—	1,626
Total	$212,018	$62,473	$2,062	$276,553
Major Product Group:
Ignition, emission control, fuel and safety related system products	$173,666	$—	$1,669	$175,335
Wire and cable	38,352	—	7	38,359
Compressors	—	33,374	18	33,392
Other climate control parts	—	29,099	368	29,467
Total	$212,018	$62,473	$2,062	$276,553
Major Sales Channel:
Aftermarket	$166,843	$55,685	$2,062	$224,590
OE/OES	38,835	6,380	—	45,215
Export	6,340	408	—	6,748
Total	$212,018	$62,473	$2,062	$276,553

Three months ended March 31, 2020 (a)	Engine Management	Temperature Control	Other (b)	Total
Geographic Area:
United States	$174,379	$47,876	$—	$222,255
Canada	6,589	3,141	1,742	11,472
Asia	9,459	95	—	9,554
Mexico	6,114	59	—	6,173
Europe	3,348	123	—	3,471
Other foreign	1,229	148	—	1,377
Total	$201,118	$51,442	$1,742	$254,302
Major Product Group:
Ignition, emission control, fuel and safety related system products	$164,526	$—	$1,484	$166,010
Wire and cable	36,592	—	(22)	36,570
Compressors	—	25,348	(142)	25,206
Other climate control parts	—	26,094	422	26,516
Total	$201,118	$51,442	$1,742	$254,302
Major Sales Channel:
Aftermarket	$160,583	$44,394	$1,742	$206,719
OE/OES	35,120	6,779	—	41,899
Export	5,415	269	—	5,684
Total	$201,118	$51,442	$1,742	$254,302

(a)	Segment net sales include intersegment sales in our Engine Management and Temperature Control segments.

(b)
Other consists of the elimination of intersegment sales from our Engine Management and Temperature Control segments as well as sales from our Canadian business unit that does not meet the criteria of a reportable operating segment.  Intersegment wire and cable and compressor sales for the three months ended March 31, 2020 exceeded third party sales from our Canadian business unit.

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

Note 16. Commitments and Contingencies

Asbestos

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying statement of operations.  When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001, and the amounts paid for settlements, awards of asbestos-related damages, and defense of such claims.  At March 31, 2021, approximately 1,590 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through March 31, 2021, the amounts paid for settled claims and awards of asbestos-related damages, including interest, were approximately $51.2 million.  We do not have insurance coverage for the indemnity and defense costs associated with the claims we face.

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
In accordance with our policy to perform an annual actuarial evaluation in the third quarter of each year, and whenever events or changes in circumstances indicate that additional provisions may be necessary, an actuarial study was performed as of August 31, 2020.  The results of the August 31, 2020 study included an estimate of our undiscounted liability for settlement payments and awards of asbestos-related damages, excluding legal costs and any potential recovery from insurance carriers, ranging from $58.1 million to $99.3 million for the period through 2065.  Based upon the results of the August 31, 2020 actuarial study, in September 2020 we increased our asbestos liability to $58.1 million, the low end of the range, and recorded an incremental pre-tax provision of $8.7 million in earnings (loss) from discontinued operations.

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

Based upon the reduction to our asbestos-related liability resulting from the payment made in the California asbestos case and fourth quarter 2020 cash settlements, in December 2020 our actuarial firm performed an updated actuarial study. The results of the updated study included an estimate of our undiscounted liability for settlement payments and awards of asbestos-related damages, excluding legal costs and any potential recovery from insurance carriers, ranging from $63 million to $99.1 million for the period through 2065.  Based upon the results of the updated actuarial study and in accordance with our practice, we increased our asbestos liability as of November 2020 to $63 million, the low end of the range, and recorded an additional incremental pre-tax provision of $17 million in earnings (loss) from discontinued operations. Future legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operations, are estimated, according to the updated study, to range from $48.7 million to $95.4 million for the period through 2065.  Total operating cash outflows related to discontinued operations, which include settlements, awards of asbestos-related damages and legal costs, net of taxes, were $3.3 million and $1.6 million for the three months ended March 31, 2021 and 2020, respectively.

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

Warranties

We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time of the product depending on the nature of the product.  As of March 31, 2021 and 2020, we have accrued  $16.9  million and $17.2 million, respectively, for estimated product warranty claims included in accrued customer returns. The accrued product warranty costs are based primarily on historical experience of actual warranty claims.

The following table provides the changes in our product warranties (in thousands):

	Three Months Ended March 31,
	2021	2020

Balance, beginning of period	$17,663	$17,175
Liabilities accrued for current year sales	20,177	22,067
Settlements of warranty claims	(20,892)	(22,010)
Balance, end of period	$16,948	$17,232

Index
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading automotive parts manufacturer and distributor for engine management and temperature control systems of motor vehicles in the automotive aftermarket industry with a complementary focus on the heavy duty, industrial equipment and original equipment markets.

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

For further information regarding our Environmental, Social and Governance (ESG) and Human Capital policies and practices, refer to Item 1 “Business” under the heading “Environmental, Social and Governance (ESG) and Human Capital” of our Annual Report on Form 10-K for the year ended December 31, 2020.

Index
Impact of the Novel Coronavirus (“COVID-19”)

On an ongoing basis, we continue to monitor the impact, if any, of the novel coronavirus (“COVID-19”) on the global economy, our industry, business, and the markets that we serve.  In response to the COVID-19 pandemic, in 2020, we established a committee, comprised of our executive officers, to oversee the Company’s risk identification, management and mitigation strategies regarding the impact of the pandemic on our business and operations.  The committee continues to meet on a regular basis, monitoring events related to the pandemic, and any appropriate actions to be taken.  Among the issues that are actively being monitored by the committee are the general state of economic conditions, governmental measures in response to the pandemic, and the enactment of policies and practices to ensure the health and safety of our employees, contractors and customers, as well as customer demand for our products and any potential disruptions in our supply chain.

As related to the performance of our business, we were declared an essential business under national and regional shelter-in-place orders and, as such, our business operations continued throughout 2020.  After a downturn in net sales initially in the second quarter of 2020, customer orders strengthened in the last half of the second quarter and continued throughout 2020, resulting in strong net sales for the year ended December 31, 2020.  Net sales in the first quarter of 2021 continued a trend back to normal, as we experienced demand for our products that was more in line with years prior to 2020.

Regarding the health and welfare of our employees, contractors and customers, we have implemented a number of policies and practices at all of our facilities.  We have provided personal protection equipment, including face masks and gloves, to all our employees and require their usage while at work, have installed Plexiglas partitions where appropriate, and require temperature checks for all employees and visitors upon entering our facilities.  We have established protocols for individuals who have tested positive, and for employees who have symptoms or have been exposed to the virus.  All of our facilities are thoroughly cleaned and sanitized daily, and all state mandated protocols are followed as employees return to work. The health and safety of our employees, vendors and visitors has always been and will continue to be our first priority.

Although our business remains strong and we continue to monitor the impact of the pandemic, any uncertain future effect of the pandemic may have a material adverse effect on our business, financial condition and results of operations.

Impact of Changes in U.S. Trade Policy

Changes in U.S. trade policy, particularly as it relates to China, as with much of our industry, have resulted in the assessment of increased tariffs on goods that we import into the United States.  Although our operating results in 2021 have been only slightly impacted by the tariff costs associated with Chinese sourced products, we have taken, and continue to take, several actions to mitigate the impact of the increased tariffs, including but not limited to, price increases to our customers.  We do not anticipate that the increased tariffs will have a significant impact on our future operating results.  Although we are confident that we will be able to pass along the impact of the increased tariffs to our customers, there can be no assurances that we will be able to pass on the entire increased costs imposed by the tariffs.

Index
Interim Results of Operations

Comparison of the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020

Sales.  Consolidated net sales for the three months ended March 31, 2021 were $276.6 million, an increase of $22.3 million, or 8.7%, compared to $254.3 million in the same period of 2020, with the majority of our net sales to customers located in the United States.  Consolidated net sales increased in both our Engine Management and Temperature Control Segments.

The following table summarizes consolidated net sales by segment and by major product group within each segment for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Engine Management:
Ignition, Emission Control, Fuel and Safety Related System Products	$173,666	$164,526
Wire and Cable	38,352	36,592
Total Engine Management	212,018	201,118
Temperature Control:
Compressors	33,374	25,348
Other Climate Control Parts	29,099	26,094
Total Temperature Control	62,473	51,442

All Other	2,062	1,742

Total	$276,553	$254,302

Engine Management’s net sales increased $10.9 million, or 5.4%, to $212 million for the three months ended March 31, 2021.  Net sales in ignition, emission control, fuel and safety related system products for the three months ended March 31, 2021 were $173.6 million, an increase of $9.1 million, or 5.6%, compared to $164.5 million in the same period of 2020.  Net sales in the wire and cable product group for the three months ended March 31, 2021 were $38.4 million, an increase of $1.8 million, or 4.8%, compared to $36.6 million in the three months ended March 31, 2020.  Engine Management’s increase in net sales for the first quarter of 2021 compared to the same period in 2020 reflects the impact of continued strong customer POS sales, including increases in the double digit range for many of our customers, and the favorable year-over-year impact of having lower net sales in the second half of March 2020 due to the general weakness in the economy caused by the COVID-19 pandemic. Both of these impacts more than offset the impact of the lower net sales from the decision, in December 31, 2020, of a large retail customer to pursue a private brand strategy.  Although net sales to this customer continued in the first quarter of 2021, any additional net sales to this customer for the remainder of 2021 are not anticipated to be significant.

Temperature Control’s net sales increased $11 million, or 21.4%, to $62.5 million for the three months ended March 31, 2021.  Net sales in the compressors product group for the three months ended March 31, 2021 were $33.4 million, an increase of $8 million, or 31.7%, compared to $25.4 million in the same period of 2020.  Net sales in the other climate control parts product group for the three months ended March 31, 2021 were $29.1 million, an increase of $3 million, or 11.5%, compared to $26.1 million in the three months ended March 31, 2020.  Temperature Control’s increase in net sales for the first quarter of 2021 compared to the same period in 2020 reflects the impact of strong pre-season orders in the first quarter of 2021 that did not occur in the first quarter of 2020, and the favorable year-over-year impact of having lower net sales in the second half of March 2020 due to the general weakness in the economy caused by the COVID-19 pandemic.  Our pre-season orders continue to be strong in the second quarter of 2021 as our customers replenish their shelves from a warm 2020 summer, however, full year results will be dependent upon upcoming summer weather conditions and customer inventory levels.

Index
Gross Margins.  Gross margins, as a percentage of consolidated net sales, increased to 30.3% in the first quarter of 2021, compared to 27.7% in the first quarter of 2020.  The following table summarizes gross margins by segment for the three months ended March 31, 2021 and 2020, respectively (in thousands):

Three Months Ended March 31,	Engine Management	Temperature Control	Other	Total
2021
Net sales	$212,018	$62,473	$2,062	$276,553
Gross margins	65,070	15,995	2,719	83,784
Gross margin percentage	30.7%	25.6%	—	30.3%

2020
Net sales	$201,118	$51,442	$1,742	$254,302
Gross margins	56,705	12,096	1,594	70,395
Gross margin percentage	28.2%	23.5%	—	27.7%

Compared to the first three months of 2020, gross margins at Engine Management increased 2.5 percentage points from 28.2% to 30.7%, while gross margins at Temperature Control increased 2.1 percentage points from 23.5% to 25.6%.  The gross margin percentage increase in Engine Management compared to the prior year mainly reflects higher year-over-year absorption due to higher production volumes and the favorable impact of year-over-year production variances carried over from the prior year. Additionally, the increase reflects to a lesser extent the impact of net sales made without the usual customer discounts, rebates, and allowances for overstock returns to the large retail customer that decided to pursue a private brand strategy in December 2020.  The gross margin percentage increase in Temperature Control compared to the prior year reflects higher year-over-year absorption due to higher production volumes, and the favorable impact of year-over-year production variances carried over from the prior year.  The higher production volumes at both Engine Management and Temperature Control is reflective of our effort to rebuild inventory in response to the continued strong customer POS sales and the timing of customer purchases. While we anticipate the ongoing benefit of high production levels, we expect some offsetting inflationary cost increases in labor, certain raw materials and transportation.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) decreased to $54.5 million, or 19.7% of consolidated net sales, in the first quarter of 2021, as compared to $55.9 million, or 22% of consolidated net sales in the first quarter of 2020.  The $1.4 million decrease in SG&A expenses in the first quarter of 2021 as compared to the first quarter of 2020 is principally due to lower selling and marketing expenses, which more than offset the higher distribution costs associated with higher sales volumes and the impact of an increase in freight costs.  The lower year-over-year selling and marketing expenses reflects the ongoing impact of discretionary cost reduction measures implemented in 2020 and carried over into 2021.

Operating Income.  Operating income increased to $29.3 million in the first quarter of 2021, compared to $14.3 million in the first quarter of 2020.  The increase of $15 million is the result of the impact of higher consolidated net sales, higher gross margins as a percentage of consolidated net sales, and lower SG&A expenses.

Other Non-Operating Income (Expense), Net.  Other non-operating income, net was $0.6 million in the first quarter of 2021, compared to other non-operating expense, net of $0.5 million in the first quarter of 2020.  The year-over-year increase in other non-operating income (expense), net results from the increase in year-over-year equity income from our joint ventures and the favorable impact of changes in foreign currency exchange rates.  During the first quarter of 2020, our joint ventures in China experienced temporary shutdowns due to the impact of the COVID-19 pandemic, resulting in significantly lower equity income.  In March 2020, the joint ventures reopened and resumed manufacturing and distribution.

Interest Expense.  Interest expense decreased to $0.2 million in the first quarter of 2021 compared to $0.9 million in the same period of 2020.  The year-over-year decrease in interest expense reflects the impact of lower average outstanding borrowings in the first quarter of 2021 when compared to the first quarter of 2020, and lower year-over-year average interest rates on our revolving credit facility.

Index
Income Tax Provision.  The income tax provision in the first quarter of 2021 was $7.6 million at an effective tax rate of 25.5% compared to $3.3 million at an effective tax rate of 25.6% for the same period in 2020.  The effective tax rate was essentially flat year-over-year.

Loss from Discontinued Operations.  During the first quarter of 2021 and 2020, the loss from discontinued operations, net of tax was $1.2 million and $1 million, respectively.  The loss from discontinued operations, net of tax, reflects legal expenses associated with our asbestos-related liability.  As discussed more fully in Note 16, “Commitments and Contingencies” in the notes to our consolidated financial statements (unaudited), we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Restructuring and Integration Programs

All of our restructuring and integration programs have been substantially completed.  For a detailed discussion on the restructuring and integration costs, see Note 4, “Restructuring and Integration Expenses,” of the notes to our consolidated financial statements (unaudited).

Liquidity and Capital Resources

Operating Activities. During the first three months of 2021, cash used in operating activities was $11.4 million compared to $32.8 million in the same period of 2020.  The decrease in cash used in operating activities resulted primarily from the increase in net earnings, the decrease in accounts receivable compared to an increase in accounts receivable in the prior year, the increase in accounts payable compared to a decrease in accounts payable in the prior year, and the larger year-over-year decrease in prepaid expenses and other current assets, partially offset by the larger year-over-year increase in inventories, and the larger year-over-year decrease in sundry payables and accrued expenses.

Net earnings during the first quarter of 2021 were $21 million compared to $8.6 million in the first quarter of 2020.  During the first three months of 2021, (1) the decrease in accounts receivable was $23.5 million compared to the year-over-year increase in accounts receivable of $28.1 million in 2020; (2) the increase in inventories was $46.3 million compared to the year-over-year increase in inventories of $5.3 million in 2020; (3) the increase in accounts payable was $8.4 million compared to the year-over-year decrease in accounts payable of $11.9 million in 2020; (4) the decrease in prepaid expenses and other current assets was $3.8 million compared to the year-over-year decrease in prepaid expenses and other current assets of $1.3 million in 2020; and (5) the decrease in sundry payables and accrued expenses was $29.5 million compared to the year-over-year decrease in sundry payables of $7.3 million in 2020.  The increase in inventories during the first quarter of 2021 reflects the actions we took to replenish stock levels which were depleted after record sales in the last half of 2020, and the timing of inventory purchases at our Temperature Control segment in anticipation of the summer selling season.  We continue to actively manage our working capital to maximize our operating cash flow.

Investing Activities.  Cash used in investing activities was $7 million in the first three months of 2021, compared to $4.4 million in the same period of 2020.  Investing activities during the first three months of 2021 consisted of the payment of $2.1 million for our acquisition of certain assets of the soot sensor product lines from Stoneridge, Inc., and capital expenditures of $4.9 million; while investing activities during the first three months of 2020 consisted of capital expenditures of $4.4 million.

Financing Activities.  Cash provided by financing activities was $16.1 million in the first three months of 2021 as compared to $40 million in the same period of 2020.  During the first three months of 2021, (1) we increased borrowings under our revolving credit facility by $31 million as compared to the increase in borrowings under our revolving credit facility of $52.5 million in 2020; (2) we made cash payments in the first three months of 2021 for the repurchase of shares of our common stock of $11.1 million as compared to $8.7 million in 2020; and (3) we paid dividends of $5.6 million in each of the first three months of 2021 and 2020.

Index
Liquidity.

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

Borrowings under the amended credit agreement are secured by substantially all of our assets, including accounts receivable, inventory and certain fixed assets, and those of certain of our subsidiaries.  Availability under the amended credit agreement is based on a formula of eligible accounts receivable, eligible drafts presented to the banks under our supply chain financing arrangements and eligible inventory.  After taking into account outstanding borrowings under the amended credit agreement, there was an additional $206.3 million available for us to borrow pursuant to the formula at March 31, 2021.  The loss of business of one or more of our key customers or, a significant reduction in purchases of our products from any one of them, could adversely impact availability under our revolving credit facility.

Outstanding borrowings under the amended credit agreement, which are classified as current liabilities, were $41 million and $10 million at March 31, 2021 and December 31, 2020, respectively; while letters of credit outstanding under the credit agreement were $2.6 million and $2.8 million at March 31, 2021 and December 31, 2020, respectively.  Borrowings under the amended credit agreement have been classified as current liabilities based upon accounting rules and certain provisions in the agreement.

At March 31, 2021, the weighted average interest rate on our amended credit agreement was 1.8%, which consisted of $33 million in direct borrowings at 1.4% and an alternative base rate loan of $8 million at 3.5%.  At December 31, 2020, the weighted average interest rate on our amended credit agreement was 1.4%, which consisted of $10 million in direct borrowings.  During the three months ended March 31, 2021, our average daily alternative base rate loan balance was $1.2 million compared to a balance of $2.5 million for the three months ended March 31, 2020 and a balance of $1.5 million for the year ended December 31, 2020.

At any time that our borrowing availability is less than the greater of either (a) $25 million, or 10% of the commitments if fixed assets are not included in the borrowing base, or (b) $31.25 million, or 12.5% of the commitments if fixed assets are included in the borrowing base, the terms of the amended credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain a fixed  charge coverage ratio of 1:1 at the end of each fiscal quarter (rolling four quarters).  As of March 31, 2021, we were not subject to these covenants.  The amended credit agreement permits us to pay cash dividends of $20 million and make stock repurchases of $20 million in any fiscal year subject to a minimum availability of $25 million.  Provided specific conditions are met, the amended credit agreement also permits acquisitions, permissible debt financing, capital expenditures, and cash dividend payments and stock repurchases of greater than $20 million.

Our Polish subsidiary, SMP Poland sp. z.o.o., has entered into an overdraft facility with HSBC France (Spolka Akcyjna) Oddzial w Polsce, formerly HSBC Bank Polska S.A., for Zloty 30 million (approximately $7.6 million).  The facility, as amended, expires in December 2021.  Borrowings under the overdraft facility will bear interest at a rate equal to WIBOR + 1.5% and are guaranteed by Standard Motor Products, Inc., the ultimate parent company.  At March 31, 2021 and December 31, 2020, borrowings under the overdraft facility were Zloty 5.9 million (approximately $1.5 million) and Zloty 0.4 million (approximately $0.1 million), respectively.

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

Pursuant to these agreements, we sold $191.4 million and $150.2 million of receivables during the three months ended March 31, 2021 and 2020, respectively, which was reflected as a reduction of accounts receivable in the consolidated balance at the time of sale.  A charge in the amount of $2.7 million and $2.8 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months ended March 31, 2021 and 2020, respectively.

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

In March 2020, our Board of Directors authorized the purchase of up to $20 million of our common stock under a stock repurchase program.  As of December 31, 2020, there was approximately $6.5 million available for future stock purchases under the program.  During the three months ended March 31, 2021, we repurchased 150,273 shares of our common stock at a total cost of $6.5 million, thereby completing the 2020 Board of Directors authorization.

In February 2021, our Board of Directors authorized the purchase of up to an additional $20 million of our common stock under a new stock repurchase program.  Stock will be purchased from time to time, in the open market or through private transactions, as market conditions warrant.  Under this program, during the three months ended March 31, 2021, we repurchased 105,353 shares of our common stock at a total cost of $4.6 million.  As of March 31, 2021, there was approximately $15.4 million available for future stock purchases under the program.  There have been no additional common stock repurchases under the program.

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

For further information regarding the risks of our business, refer to Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020.

Index
The following table summarizes our contractual commitments as of March 31, 2021 and expiration dates of commitments through 2028 (a):

(In thousands)	2021	2022	2023	2024	2025	2026- 2028	Total
Operating lease obligations	$6,853	$7,940	$6,468	$4,416	$3,364	$6,084	$35,125
Postretirement benefits	24	29	25	25	25	25	153
Severance payments related to restructuring and integration	89	40	1	—	—	—	130
Total commitments	$6,966	$8,009	$6,494	$4,441	$3,389	$6,109	$35,408

(a)
Indebtedness under our revolving credit facility is not included in the table above as it is reported as a current liability in our consolidated balance sheets.  As of March 31, 2021, amounts outstanding under our revolving credit facilities were $41 million.

Critical Accounting Policies

We have identified several accounting policies as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies affect our reported and expected financial results. There have been no material changes to our critical accounting policies and estimates from the information provided in Note 1 of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk, primarily related to foreign currency exchange and interest rates.  These exposures are actively monitored by management.  Our exposure to foreign exchange rate risk is due to certain costs, revenues and borrowings being denominated in currencies other than one of our subsidiary’s functional currency. Similarly, we are exposed to market risk as the result of changes in interest rates, which may affect the cost of our financing. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures.  We do not hold or issue derivative financial instruments for trading or speculative purposes.  As of March 31, 2021, we do not have any derivative financial instruments.

Exchange Rate Risk

We have exchange rate exposure, primarily, with respect to the Canadian Dollar, the Euro, the British Pound, the Polish Zloty, the Mexican Peso, the Taiwan Dollar, the Chinese Yuan Renminbi and the Hong Kong Dollar.  As of March 31, 2021 and December 31, 2020, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore, the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows.  This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the incremental effect of such a change on our foreign currency denominated revenues.

Interest Rate Risk

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements.  We invest our excess cash in highly liquid short-term investments.  Substantially all of our debt is variable rate debt as of March 31, 2021 and December 31, 2020.

In addition, we are party to several supply chain financing arrangements, in which we may sell certain of our customers’ trade accounts receivable to such customers’ financial institutions.  We sell our undivided interests in certain of these receivables at our discretion when we determine that the cost of these arrangements is less than the cost of servicing our receivables with existing debt.  During the three months ended March 31, 2021, we sold $191.4 million of receivables.  Depending upon the level of sales of receivables pursuant these agreements, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the margin rate may have an approximate $1.9 million negative impact on our earnings or cash flows during the three months ended March 31, 2021.  The charge related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations.

Other than the aforementioned, there have been no significant changes to the information presented in Item 7A (Market Risk) of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

During the quarter ended March 31, 2021, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to the Company’s purchases of its common stock for the first quarter of 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2) (3)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (2) (3)

January 1 – 31, 2021	—	$—	—	$—
February 1 – 28, 2021	30,000	41.67	30,000	25,268,015
March 1 – 31, 2021	225,626	43.64	255,626	15,421,824
Total	255,626	$43.41	255,626	$15,421,824

(1)	All shares were purchased through the publicly announced stock repurchase programs in open-market transactions.

(2)
In March 2020, our Board of Directors authorized the purchase of up to $20 million of our common stock under a stock repurchase program.  As of December 31, 2020, there was approximately $6.5 million available for future stock purchases under the program.  During the three months ended March 31, 2021, we repurchased 150,273 shares of our common stock at a total cost of $6.5 million, thereby completing the 2020 Board of Directors authorization.

(3)
In February 2021, our Board of Directors authorized the purchase of up to an additional $20 million of our common stock under a new stock repurchase program.  Stock will be purchased from time to time, in the open market or through private transactions, as market conditions warrant.  Under this program, during the three months ended March 31, 2021, we repurchased 105,353 shares of our common stock at a total cost of $4.6 million.  As of March 31, 2021, there was approximately $15.4 million available for future stock purchases under the program.  There have been no additional common stock repurchases under the program.

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

STANDARD MOTOR PRODUCTS, INC.
(Registrant)

Date: May 6, 2021	/s/ Nathan R. Iles
Nathan R. Iles
Chief Financial Officer
(Principal Financial and
Accounting Officer)