Form 10-Q
period 2021-06-30
STANDARD MOTOR PRODUCTS, INC.
filed 2021-08-05
CIK 93389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2021

or

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
Yes ☐     No ☑

As of the close of business on August 2, 2021, there were 22,220,630 outstanding shares of the registrant’s Common Stock, par value $2.00 per share.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

Index

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2021	2020	2021	2020
	(Unaudited)		(Unaudited)

Net sales	$342,076	$247,939	$618,629	$502,241
Cost of sales	242,804	183,581	435,573	367,488
Gross profit	99,272	64,358	183,056	134,753
Selling, general and administrative expenses	62,347	48,328	116,807	104,201
Restructuring and integration expenses	—	9	—	214
Other income, net	—	—	—	6
Operating income	36,925	16,021	66,249	30,344
Other non-operating income, net	832	602	1,467	78
Interest expense	495	772	704	1,645
Earnings from continuing operations before taxes	37,262	15,851	67,012	28,777
Provision for income taxes	9,248	4,009	16,834	7,314
Earnings from continuing operations	28,014	11,842	50,178	21,463
Loss from discontinued operations, net of income taxes	(853)	(875)	(2,017)	(1,869)
Net earnings	27,161	10,967	48,161	$19,594
Net earnings attributable to noncontrolling interest	19	—	19	—
Net earnings attributable to SMP (a)	$27,142	$10,967	$48,142	$19,594

Net earnings attributable to SMP
Earnings from continuing operations	$27,995	$11,842	$50,159	$21,463
Discontinued operations	(853)	(875)	(2,017)	(1,869)
Total	$27,142	$10,967	$48,142	$19,594

Per share data attributable to SMP
Net earnings per common share – Basic:
Earnings from continuing operations	$1.26	$0.53	$2.25	$0.96
Discontinued operations	(0.04)	(0.04)	(0.09)	(0.08)
Net earnings per common share – Basic	$1.22	$0.49	$2.16	$0.88

Net earnings per common share – Diluted:
Earnings from continuing operations	$1.23	$0.52	$2.21	$0.94
Discontinued operations	(0.03)	(0.04)	(0.09)	(0.08)
Net earnings per common share – Diluted	$1.20	$0.48	$2.12	$0.86

Dividend declared per share	$0.25	$—	$0.50	$0.25

Average number of common shares	22,198,545	22,330,476	22,257,922	22,384,281
Average number of common shares and dilutive common shares	22,686,384	22,718,680	22,741,171	22,793,606

(a) Throughout this Form 10Q, “SMP” refers to Standard Motor Products, Inc. and subsidiaries.

See accompanying notes to consolidated financial statements (unaudited).

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
	(Unaudited)		(Unaudited)

Net earnings	$27,161	$10,967	$48,161	$19,594
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,477	1,877	561	(4,424)
Pension and postretirement plans	(4)	(4)	(9)	(8)
Total other comprehensive income, net of tax	2,473	1,873	552	(4,432)
Total Comprehensive income	29,634	12,840	48,713	15,162
Comprehensive income (loss) attributable to noncontrolling interest, net of tax:
Net earnings	19	—	19	—
Foreign currency translation adjustments	(22)	—	(22)	—
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	(3)	—	(3)	—
Comprehensive income attributable to SMP	$29,637	$12,840	$48,716	$15,162

See accompanying notes to consolidated financial statements (unaudited).

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,453	$19,488
Accounts receivable, less allowances for discounts and doubtful accounts of $6,218 and $5,822 for 2021 and 2020, respectively	211,778	198,039
Inventories	404,876	345,502
Unreturned customer inventories	22,070	19,632
Prepaid expenses and other current assets	14,492	15,875
Total current assets	680,669	598,536

Property, plant and equipment, net of accumulated depreciation of $222,302 and $214,394 for 2021 and 2020, respectively	96,762	89,105
Operating lease right-of-use assets	39,095	29,958
Goodwill	126,893	77,837
Other intangibles, net	105,462	54,004
Deferred income taxes	38,915	44,770
Investments in unconsolidated affiliates	42,070	40,507
Other assets	25,409	21,823
Total assets	$1,155,275	$956,540

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$135,000	$10,000
Current portion of other debt	2,397	135
Accounts payable	119,632	100,018
Sundry payables and accrued expenses	42,410	47,078
Accrued customer returns	53,062	40,982
Accrued core liability	23,318	22,014
Accrued rebates	41,885	46,437
Payroll and commissions	29,363	35,938
Total current liabilities	447,067	302,602

Long-term debt	80	97
Noncurrent operating lease liabilities	30,495	22,450
Other accrued liabilities	28,481	25,929
Accrued asbestos liabilities	54,035	55,226
Total liabilities	560,158	406,304

Commitments and contingencies

Stockholders’ equity:
Common stock – par value $2.00 per share:
Authorized – 30,000,000 shares; issued 23,936,036 shares	47,872	47,872
Capital in excess of par value	107,062	105,084
Retained earnings	500,620	463,612
Accumulated other comprehensive income	(5,102)	(5,676)
Treasury stock – at cost (1,715,406 shares and 1,586,923 shares in 2021 and 2020, respectively)	(66,836)	(60,656)
Total SMP stockholders’ equity	583,616	550,236
Noncontrolling interest	11,501	—
Total stockholders’ equity	595,117	550,236
Total liabilities and stockholders’ equity	$1,155,275	$956,540

See accompanying notes to consolidated financial statements (unaudited).

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Six Months Ended June 30,
	2021	2020
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$48,161	$19,594
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	13,100	12,877
Amortization of deferred financing cost	114	114
Increase to allowance for doubtful accounts	321	376
Increase (decrease) to inventory reserves	(463)	3,048
Equity income from joint ventures	(1,156)	(429)
Employee stock ownership plan allocation	1,257	1,150
Stock-based compensation	4,381	3,306
(Increase) decrease in deferred income taxes	(2,344)	232
Loss on discontinued operations, net of tax	2,017	1,869
Change in assets and liabilities:
(Increase) in accounts receivable	(4,715)	(38,623)
(Increase) decrease in inventories	(46,682)	12,725
Decrease in prepaid expenses and other current assets	3,220	5,664
Increase (decrease) in accounts payable	16,097	(21,804)
Increase (decrease) in sundry payables and accrued expenses	(6,491)	2,085
Net change in other assets and liabilities	(3,664)	(3,069)
Net cash provided by (used in) operating activities	23,153	(885)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and investments in businesses	(109,267)	—
Capital expenditures	(11,709)	(9,026)
Other investing activities	2	6
Net cash used in investing activities	(120,974)	(9,020)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line-of-credit agreements	125,000	32,540
Net borrowings of other debt and capital lease obligations	2,250	1,809
Purchase of treasury stock	(11,096)	(8,726)
Increase in overdraft balances	694	1,818
Dividends paid	(11,134)	(5,615)
Net cash provided by financing activities	105,714	21,826
Effect of exchange rate changes on cash	72	217
Net increase in cash and cash equivalents	7,965	12,138
CASH AND CASH EQUIVALENTS at beginning of period	19,488	10,372
CASH AND CASH EQUIVALENTS at end of period	$27,453	$22,510

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$481	$1,561
Income taxes	$12,803	$1,030

See accompanying notes to consolidated financial statements (unaudited).

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended June 30, 2021
(Unaudited)

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total SMP	Non- Controlling Interest	Total
Balance at March 31, 2021	$47,872	$106,366	$479,024	$(7,597)	$(68,725)	$556,940	$—	$556,940
Noncontrolling interest acquired	—	—	—	—	—	—	11,504	11,504
Net earnings	—	—	27,142	—	—	27,142	19	27,161
Other comprehensive income, net of tax	—	—	—	2,495	—	2,495	(22)	2,473
Cash dividends paid	—	—	(5,546)	—	—	(5,546)	—	(5,546)
Purchase of treasury stock	—	—	—	—	—	—	—	—
Stock-based compensation	—	696	—	—	1,889	2,585	—	2,585
Employee Stock Ownership Plan	—	—	—	—	—	—	—	—
Balance at June 30, 2021	$47,872	$107,062	$500,620	$(5,102)	$(66,836)	$583,616	$11,501	$595,117

Three Months Ended June 30, 2020
(Unaudited)

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total SMP	Non- Controlling Interest	Total
Balance at March 31, 2020	$47,872	$104,245	$420,449	$(14,894)	$(61,059)	$496,613	$—	$496,613
Net earnings	—	—	10,967	—	—	10,967	—	10,967
Other comprehensive income, net of tax	—	—	—	1,873	—	1,873	—	1,873
Cash dividends paid	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	—
Stock-based compensation	—	(117)	—	—	1,320	1,203	—	1,203
Employee Stock Ownership Plan	—	—	—	—	—	—	—	—
Balance at June 30, 2020	$47,872	$104,128	$431,416	$(13,021)	$(59,739)	$510,656	$—	$510,656

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2021
(Unaudited)

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total SMP	Non- Controlling Interest	Total
Balance at December 31, 2020	$47,872	$105,084	$463,612	$(5,676)	$(60,656)	$550,236	$—	$550,236
Noncontrolling interest acquired	—	—	—	—	—	—	11,504	11,504
Net earnings	—	—	48,142	—	—	48,142	19	48,161
Other comprehensive income, net of tax	—	—	—	574	—	574	(22)	552
Cash dividends paid	—	—	(11,134)	—	—	(11,134)	—	(11,134)
Purchase of treasury stock	—	—	—	—	(11,096)	(11,096)	—	(11,096)
Stock-based compensation	—	1,844	—	—	2,537	4,381	—	4,381
Employee Stock Ownership Plan	—	134	—	—	2,379	2,513	—	2,513
Balance at June 30, 2021	$47,872	$107,062	$500,620	$(5,102)	$(66,836)	$583,616	$11,501	$595,117

Six Months Ended June 30, 2020
(Unaudited)

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total SMP	Non- Controlling Interest	Total
Balance at December 31, 2019	$47,872	$102,742	$417,437	$(8,589)	$(55,234)	$504,228	$—	$504,228
Net earnings	—	—	19,594	—	—	19,594	—	19,594
Other comprehensive income, net of tax	—	—	—	(4,432)	—	(4,432)	—	(4,432)
Cash dividends paid	—	—	(5,615)	—	—	(5,615)	—	(5,615)
Purchase of treasury stock	—	—	—	—	(8,726)	(8,726)	—	(8,726)
Stock-based compensation	—	756	—	—	2,550	3,306	—	3,306
Employee Stock Ownership Plan	—	630	—	—	1,671	2,301	—	2,301
Balance at June 30, 2020	$47,872	$104,128	$431,416	$(13,021)	$(59,739)	$510,656	$—	$510,656

See accompanying notes to consolidated financial statements (unaudited).

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Basis of Presentation

Standard Motor Products, Inc. and subsidiaries (referred to hereinafter in these notes to the consolidated financial statements as “we,” “us,” “our,” “SMP,” or the “Company”) is a leading automotive parts manufacturer and distributor for engine management and temperature control systems of motor vehicles in the automotive aftermarket industry with a complementary focus on the heavy duty, industrial equipment and original equipment service markets.

The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.  The unaudited consolidated financial statements include our accounts and all domestic and international companies in which we have more than a 50% equity ownership, except in instances where the minority shareholder maintains substantive participating rights, in which case we follow the equity method of accounting.  In instances where we have more than a 50% equity ownership and the minority shareholder does not maintain substantive participating rights, our consolidated financial statements include the accounts of the company on a consolidated basis with its net income and equity reported at amounts attributable to both our equity position and that of the noncontrolling interest.  Investments in unconsolidated affiliates are accounted for on the equity method, as we do not have a controlling financial interest but have the ability to exercise significant influence.  All significant inter-company items have been eliminated.

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

Standards that are not yet adopted as of June 30, 2021

The following table provides a brief description of recently issued accounting pronouncements that have not yet been adopted as of June 30, 2021, and that could have an impact on our financial statements:

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 3.  Business Acquisitions and Investments

2021 Business Acquisitions

Acquisition of Capital Stock of Trumpet Holdings, Inc. (“Trombetta”)

In May 2021, we acquired 100% of the capital stock of Trumpet Holdings, Inc., a Delaware corporation, (more commonly known as “Trombetta”), for $111.7 million, subject to certain post-closing adjustments.  Trombetta is a leading provider of power switching and power management products to Original Equipment (‘‘OE’’) customers in various markets. The acquired Trombetta business was paid for in cash funded by borrowings under our revolving credit facility with JPMorgan Chase Bank, N.A., as agent, and has manufacturing facilities in Milwaukee, Wisconsin; Sheboygan Falls, Wisconsin; Tijuana, Mexico, as well as a 70% ownership in a joint venture in Hong Kong, with operations in Shanghai and Wuxi, China (“Trombetta Asia, Ltd.”). The acquisition will be reported as part of our Engine Management Segment, is an excellent fit for our strategy of expansion into the OE heavy duty market.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
The preliminary allocation of purchase price to assets acquired and liabilities assumed is based upon estimates of fair values utilizing customary valuation procedures and techniques, as well as other information compiled by management. While we believe these preliminary estimates provide a reasonable basis for estimating the fair value of the assets acquired and liabilities assumed, and do not anticipate that any adjustments to these values will be significant, we will continue to evaluate available information prior to finalization of the amounts, particularly the amounts related to intangible assets, deferred income taxes, noncontrolling interests and the final agreement of post-closing adjustments. The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed (in thousands):

Purchase price		$111,741
Assets acquired and liabilities assumed:
Receivables	$9,173
Inventory	12,460
Other current assets (1)	5,193
Property, plant and equipment, net	4,939
Operating lease right-of-use assets	3,847
Intangible assets	54,700
Goodwill	49,028
Current liabilities	(4,820)
Noncurrent operating lease liabilities	(3,065)
Deferred income taxes	(8,210)
Subtotal		123,245
Fair value of acquired noncontrolling interest		(11,504)
Net assets acquired		$111,741

(1)	The other current assets balance includes $4.6 million of cash acquired.

Intangible assets acquired of $54.7 million consist of customer relationships of $39.4 million that will be amortized on a straight-line basis over the estimated useful life of 20 years; developed technology of $13.4 million that will be amortized on a straight-line basis over the estimated useful life of 15 years; and a trade name of $1.9 million that will be amortized on a straight-line basis over the estimated useful life of 10 years.  Goodwill of $49 million was allocated to the Engine Management Segment.  The goodwill reflects relationships, business specific knowledge and the replacement cost of an assembled workforce associated with personal reputations.  The intangible assets and goodwill are not deductible for tax purposes.

Revenues from the acquired business included in our consolidated statement of operations from the acquisition date through June 30, 2021 were $5.7 million.
Acquisition of Particulate Matter Sensor Business of Stoneridge, Inc.

In March 2021, we agreed to acquire the soot sensor product lines from Stoneridge, Inc. The product lines to be acquired manufacture sensors used in the exhaust and emission systems of diesel engines. The product lines are located in Stoneridge’s facilities in Lexington, Ohio and Tallinn, Estonia.  We are not acquiring these facilities, nor any of Stoneridge’s employees, and will be relocating the production lines to our engine management plants in Independence, Kansas and Bialystok, Poland, respectively.  The acquisition, to be reported as part of our Engine Management Segment, is an excellent fit for our strategy of expansion into the OE heavy duty market.  Customer relationships to be acquired include Volvo, CNHi and Hino.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
The product lines located in Stoneridge’s facility in Lexington, Ohio were acquired in March 2021 for $2.1 million, and were paid for in cash funded by borrowings under our revolving credit facility with JPMorgan Chase Bank, N.A. The assets acquired include inventory, machinery & equipment and certain intangible assets.  The product lines at Stoneridge’s Tallinn, Estonia facility will be acquired at a future date for approximately $800,000.  Tallinn, Estonia assets to be acquired consist solely of machinery & equipment.

The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed through June 30, 2021, based on their fair values (in thousands):

Purchase Price		$2,138
Assets acquired and liabilities assumed:
Inventory	$1,032
Machinery and equipment, net	351
Intangible assets	755
Net assets acquired		$2,138

Intangible assets acquired of approximately $0.8 million consist of customer relationships that will be amortized on a straight-line basis over the estimated useful life of 10 years.

Revenues from the acquired business included in our consolidated statement of operations from the acquisition date through June 30, 2021 were $3.8 million.

Note 4.  Restructuring and Integration Expenses

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of  December 31, 2020 and June 30, 2021 and for the six months ended June 30, 2021, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2020	$179	$—	$179
Cash payments	(72)	—	(72)
Exit activity liability at June 30, 2021	$107	$—	$107

Restructuring Costs

Plant Rationalization Programs

The 2016 Plant Rationalization Program, which included the shutdown and sale of our Grapevine, Texas facility, and the 2017 Orlando Plant Rationalization Program, which included the shutdown our Orlando Florida facility, have been substantially completed.  Cash payments made of $72,000 during the six months ended June 30, 2021, and the remaining aggregate liability of $107,000 consists of severance payments to former employees terminated in connection with these programs.

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Pursuant to these agreements, we sold $203.1 million and $394.4 million of receivables during the three months and six months ended June 30, 2021, respectively, and $147.7 million and $297.9 million for the comparable periods in 2020.  Receivables presented at financial institutions and not yet sold as of June 30, 2021 and December 31, 2020 were approximately $5 million and $50 million, respectively, and remained in our accounts receivable balance for those periods.  All receivables sold were reflected as a reduction of accounts receivable in the consolidated balance sheet at the time of sale.  A charge in the amount of $3 million and $5.7 million related to the sale of receivables was included in selling, general and administrative expense in our consolidated statements of operations for the three months and six months ended June 30, 2021, respectively, and $3.1 million and $5.9 million for the comparable periods in 2020.

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

Note 6.  Inventories

Inventories, which are stated at the lower of cost (determined by means of the first-in, first-out method) and net realizable value, consist of the following:

	June 30, 2021	December 31, 2020
	(In thousands)
Finished goods	$261,627	$225,523
Work in process	12,219	10,711
Raw materials	131,030	109,268
Subtotal	404,876	345,502
Unreturned customer inventories	22,070	19,632
Total inventories	$426,946	$365,134

Note 7.  Acquired Intangible Assets

Acquired identifiable intangible assets consist of the following:

	June 30, 2021	December 31, 2020
	(In thousands)
Customer relationships	$151,876	$111,701
Patents, developed technology and intellectual property	14,123	723
Trademarks and trade names	8,880	6,980
Non-compete agreements	3,277	3,272
Supply agreements	800	800
Leaseholds	160	160
Total acquired intangible assets	179,116	123,636
Less accumulated amortization (1)	(74,336)	(70,221)
Net acquired intangible assets	$104,780	$53,415

(1)	Applies to all intangible assets, except for trademarks and trade names totaling $2.6 million, which have indefinite useful lives and, as such, are not being amortized.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
In May 2021, we acquired 100% of the capital stock of Trumpet Holdings, Inc. (more commonly known as “Trombetta”).  Intangible assets acquired of $54.7 million consist of customer relationships of $39.4 million that will be amortized on a straight-line basis over the estimated useful life of 20 years; developed technology of $13.4 million that will be amortized on a straight-line basis over the estimated useful life of 15 years; and a trade name of $1.9 million that will be amortized on a straight-line basis over the estimated useful life of 10 years.

In March 2021, we acquired certain assets and liabilities of the particulate matter sensor product lines from Stoneridge, Inc.  Intangible assets acquired of approximately $0.8 million consist of customer relationships that will be amortized on a straight-line basis over the estimated useful life of 10 years.

Total amortization expense for acquired intangible assets was $2.1 million and $4.1 million for the three months and six months ended June 30, 2021, respectively, and $2 million and $4.1 million for the comparable periods in 2020. Based on the current estimated useful lives assigned to our intangible assets, amortization expense is estimated to be $4.6 million for the remainder of 2021, $8.4 million in 2022, $8.1 million in 2023, $8 million in 2024 and $73.1 million in the aggregate for the years 2025 through 2041.

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

The following tables provides quantitative disclosures related to our operating leases and includes all operating leases acquired in the Trombetta acquisition from the date of acquisition (in thousands):

Balance Sheet Information	June 30, 2021	December 31, 2020
Assets
Operating lease right-of-use assets	$39,095	$29,958

Liabilities
Sundry payables and accrued expenses	$9,851	$8,719
Noncurrent operating lease liabilities	30,495	22,450
Total operating lease liabilities	$40,346	$31,169

Weighted Average Remaining Lease Term
Operating leases	5.2 Years	5 Years

Weighted Average Discount Rate
Operating leases	3.2%	3.6%

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
	Three Months Ended June 30,
Expense and Cash Flow Information	2021	2020
Lease Expense
Operating lease expense (a)	$2,441	$2,303

	Six Months Ended June 30,
	2021	2020
Lease Expense
Operating lease expense (a)	$4,777	$4,616

Supplemental Cash Flow Information
Cash paid for the amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,733	$4,544
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$14,077	$380

(a)
Excludes expenses of approximately $0.3 million and $0.9 million for the three and six months ended June 30, 2021, respectively, and approximately $0.5 million and $0.9 million for the comparable periods in 2020, respectively, related to non-lease components such as maintenance, property taxes, etc., and operating lease expense for leases with an initial term of 12 months or less, which is not material.

Minimum Lease Payments

At June 30, 2021, we are obligated to make minimum lease payments through 2028, under operating leases, which are as follows (in thousands):

2021	$5,110
2022	9,681
2023	8,700
2024	6,370
2025	5,248
Thereafter	8,835
Total lease payments	$43,944
Less: Interest	(3,598)
Present value of lease liabilities	$40,346

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Note 9.  Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	June 30, 2021	December 31, 2020
	(In thousands)
Revolving credit facilities	$135,000	$10,000
Other (1)	2,477	232
Total debt	$137,477	$10,232

Current maturities of debt	$137,397	$10,135
Long-term debt	80	97
Total debt	$137,477	$10,232

(1)
Other includes borrowings under our Polish overdraft facility of Zloty 9 million (approximately $2.4 million) and Zloty 0.4 million (approximately $0.1 million) as of June 30, 2021 and December 31, 2020, respectively.

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

Borrowings under the amended credit agreement are secured by substantially all of our assets, including accounts receivable, inventory and certain fixed assets, and those of certain of our subsidiaries. Availability under the amended credit agreement is based on a formula of eligible accounts receivable, eligible drafts presented to the banks under our supply chain financing arrangements and eligible inventory. After taking into account outstanding borrowings under the amended credit agreement, there was an additional $112.3 million available for us to borrow pursuant to the formula at June 30, 2021. The loss of business of one or more of our key customers or, a significant reduction in purchases of our products from any one of them, could adversely impact availability under our revolving credit facility.

Outstanding borrowings under the credit agreement, which are classified as current liabilities, were $135 million and $10 million at June 30, 2021 and December 31, 2020, respectively; while letters of credit outstanding under the credit agreement were $2.6 million and $2.8 million at June 30, 2021 and December 31, 2020, respectively.  Borrowings under the credit agreement have been classified as current liabilities based upon accounting rules and certain provisions in the agreement.

At June 30, 2021, the weighted average interest rate on our amended credit agreement was 1.3%, which consisted of $135 million in direct borrowings. At December 31, 2020, the weighted average interest rate on our amended credit agreement was 1.4%, which consisted of $10 million in direct borrowings.  During the six months ended June 30, 2021, our average daily alternative base rate loan balance was $1 million, compared to a balance of $1.7 million for the six months ended June 30, 2020 and a balance of $1.5 million for the year ended December 31, 2020.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
At any time that our borrowing availability is less than the greater of either (a) $25 million, or 10% of the commitments if fixed assets are not included in the borrowing base, or (b) $31.25 million, or 12.5% of the commitments if fixed assets are included in the borrowing base, the terms of the amended credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain a fixed charge coverage ratio of 1:1 at the end of each fiscal quarter (rolling four quarters).  As of June 30, 2021, we were not subject to these covenants.  The amended credit agreement permits us to pay cash dividends of $20 million and make stock repurchases of $20 million in any fiscal year subject to a minimum availability of $25 million.  Provided specific conditions are met, the amended credit agreement also permits acquisitions, permissible debt financing, capital expenditures, and cash dividend payments and stock repurchases of greater than $20 million.

Polish Overdraft Facility

Our Polish subsidiary, SMP Poland sp. z.o.o., has entered into an overdraft facility with HSBC France (Spolka Akcyjna) Oddzial w Polsce, formerly HSBC Bank Polska S.A., for Zloty 30 million (approximately $7.9 million).  The facility, as amended, expires in December 2021.  Borrowings under the overdraft facility will bear interest at a rate equal to WIBOR + 1.5% and are guaranteed by Standard Motor Products, Inc., the ultimate parent company.  At June 30, 2021 and December 31, 2020, borrowings under the overdraft facility were Zloty 9 million (approximately $2.4 million) and Zloty 0.4 million (approximately $0.1 million), respectively.

Deferred Financing Costs

We have deferred financing costs of approximately $0.5 million and $0.7 million as of  June 30, 2021 and December 31, 2020, respectively.  Deferred financing costs are related to our revolving credit facility.  Deferred financing costs as of June 30, 2021 are being amortized in the amounts of $0.1 million for the remainder of 2021, $0.2 million in 2022, and $0.2 million in 2023.

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

Restricted and Performance Stock Grants

In May 2021, our Board of Directors and Shareholders approved an amendment and restatement to the 2016 Omnibus Incentive Plan (the “Plan”).  The Plan, as amended and restated (1) increased the number of shares available for issuance under the Plan by 950,000 shares (from 1,100,000 shares to 2,050,000 shares); (2) increased the number of shares available for issuance to nonemployee directors by 100,000 (from 250,000 shares to 350,000 shares); and (3) revised the Plan in response to certain changes made in applicable federal tax laws.  The restated and amended 2016 Omnibus Incentive Plan terminates in May 2026.

Under the revised and amended 2016 Omnibus Incentive Plan, we are authorized to issue, among other things, shares of restricted and performance-based stock to eligible employees and restricted stock to directors of up to 2,050,000 shares.  Shares issued under the Plan that are cancelled, forfeited or expire by their terms are eligible to be granted again under the Plan.
As part of the Plan, we currently grant shares of restricted stock to eligible employees and our independent directors and performance-based shares to eligible employees.  We grant eligible employees two types of restricted stock (standard restricted shares and long-term retention restricted shares).  Standard restricted shares granted to employees become fully vested no earlier than three years after the date of grant.  Long-term retention restricted shares granted to selected executives vest at a 25% rate on or within approximately two months of an executive reaching the ages 60 and 63, and become fully vested on or within approximately two months of an executive reaching the age 65. Restricted shares granted to directors become fully vested upon the first anniversary of the date of grant.

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

Our restricted and performance-based share activity was as follows for the six months ended June 30, 2021:

	Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2020	839,686	$34.77
Granted	7,000	39.03
Vested	(56,845)	31.90
Forfeited	(10,625)	38.76
Balance at June 30, 2021	779,216	$34.96

We recorded compensation expense related to restricted shares and performance-based shares of $4 million ($3 million, net of tax) and $3 million ($2.2 million, net of tax) for the six months ended June 30, 2021 and 2020, respectively. The unamortized compensation expense related to our restricted and performance-based shares was $13.1 million at June 30, 2021, and is expected to be recognized as they vest over a weighted average period of 4 years and 0.8 years for employees and directors, respectively.

Note 11. Employee Benefits

We provide certain medical and dental care benefits to 16 former U.S. union employees.  The postretirement medical and dental benefit obligation to the former union employees as of June 30, 2021, and the related net periodic benefit cost for the plan for the three and six months ended June 30, 2021 and 2020 were not material.

We maintain a defined contribution Supplemental Executive Retirement Plan for key employees.  Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees.  In March 2021, we made company contributions to the plan of $0.5 million related to calendar year 2020.

We also have an Employee Stock Ownership Plan and Trust for employees who are not covered by a collective bargaining agreement.  In connection therewith, we maintain an employee benefits trust to which we contribute shares of treasury stock.  We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under the plan. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released.  The trustees will vote the shares in accordance with their fiduciary duties.  During the six months ended June 30, 2021, we contributed to the trust an additional 61,800 shares from our treasury and released 61,800 shares from the trust leaving 200 shares remaining in the trust as of June 30, 2021.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Note 12. Earnings Per Share

The following are reconciliations of the net earnings attributable to SMP and the shares used in calculating basic and dilutive net earnings per common share attributable to SMP (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Earnings Attributable to SMP
Earnings from continuing operations	$27,995	$11,842	$50,159	$21,463
Loss from discontinued operations	(853)	(875)	(2,017)	(1,869)
Net earnings attributable to SMP	$27,142	$10,967	$48,142	$19,594

Basic Net Earnings Per Common Share Attributable to SMP
Earnings from continuing operations per common share	$1.26	$0.53	$2.25	$0.96
Loss from discontinued operations per common share	(0.04)	(0.04)	(0.09)	(0.08)
Net earnings per common share attributable to SMP	$1.22	$0.49	$2.16	$0.88

Weighted average common shares outstanding	22,199	22,330	22,258	22,384

Diluted Net Earnings Per Common Share Attributable to SMP
Earnings from continuing operations per common share	$1.23	$0.52	$2.21	$0.94
Loss from discontinued operations per common share	(0.03)	(0.04)	(0.09)	(0.08)
Net earnings per common share attributable to SMP	$1.20	$0.48	$2.12	$0.86

Weighted average common shares outstanding	22,199	22,330	22,258	22,384
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock and performance-based stock	487	389	483	410
Weighted average common shares outstanding – Diluted	22,686	22,719	22,741	22,794

The shares listed below were not included in the computation of diluted net earnings per common share attributable to SMP because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Restricted and performance-based shares	239	261	258	257

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 14. Industry Segments

We have two major reportable operating segments, each of which focuses on a specific line of automotive parts in the automotive aftermarket with a complementary focus on the heavy duty, industrial equipment and original equipment service markets.  Our Engine Management Segment manufactures and remanufactures ignition and emission parts, ignition wires, battery cables, fuel system parts and sensors for vehicle systems.  Our Temperature Control Segment manufactures and remanufactures air conditioning compressors, air conditioning and heating parts, engine cooling system parts, power window accessories and windshield washer system parts.

The following tables show our net sales, intersegment revenue and operating income for each reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Sales (a)
Engine Management	$233,216	$173,153	$445,234	$374,271
Temperature Control	106,471	72,392	168,944	123,834
All Other	2,389	2,394	4,451	4,136
Consolidated	$342,076	$247,939	$618,629	$502,241

Intersegment Revenue (a)
Engine Management	$5,185	$2,666	$10,544	$6,680
Temperature Control	3,125	1,387	4,972	2,778
All Other	(8,310)	(4,053)	(15,516)	(9,458)
Consolidated	$—	$—	$—	$—

Operating Income
Engine Management	$30,384	$16,722	$61,498	$38,155
Temperature Control	13,229	3,967	16,821	3,619
All Other	(6,688)	(4,668)	(12,070)	(11,430)
Consolidated	$36,925	$16,021	$66,249	$30,344

(a)	Segment net sales include intersegment sales in our Engine Management and Temperature Control segments.

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
The following tables provide disaggregation of net sales information for the three months and six months ended June 30, 2021 and 2020 (in thousands):

Three months ended June 30, 2021 (a)	Engine Management	Temperature Control	Other (b)	Total
Geographic Area:
United States	$202,274	$101,241	$—	$303,515
Canada	7,433	4,632	2,389	14,454
Asia	9,447	68	—	9,515
Mexico	6,460	115	—	6,575
Europe	5,252	161	—	5,413
Other foreign	2,350	254	—	2,604
Total	$233,216	$106,471	$2,389	$342,076
Major Product Group:
Ignition, emission control, fuel and safety related system products	$192,486	$—	$1,832	$194,318
Wire and cable	40,730	—	(142)	40,588
Compressors	—	69,577	386	69,963
Other climate control parts	—	36,894	313	37,207
Total	$233,216	$106,471	$2,389	$342,076
Major Sales Channel:
Aftermarket	$175,159	$97,763	$2,389	$275,311
OE/OES	51,293	8,104	—	59,397
Export	6,764	604	—	7,368
Total	$233,216	$106,471	$2,389	$342,076

Three months ended June 30, 2020 (a)	Engine Management	Temperature Control	Other (b)	Total
Geographic Area:
United States	$153,891	$69,770	$—	$223,661
Canada	4,525	2,257	2,394	9,176
Asia	8,216	44	—	8,260
Mexico	3,409	41	—	3,450
Europe	2,526	75	—	2,601
Other foreign	586	205	—	791
Total	$173,153	$72,392	$2,394	$247,939
Major Product Group:
Ignition, emission control, fuel and safety related system products	$142,787	$—	$1,841	$144,628
Wire and cable	30,366	—	14	30,380
Compressors	—	44,878	493	45,371
Other climate control parts	—	27,514	46	27,560
Total	$173,153	$72,392	$2,394	$247,939
Major Sales Channel:
Aftermarket	$141,476	$66,437	$2,394	$210,307
OE/OES	28,351	5,696	—	34,047
Export	3,326	259	—	3,585
Total	$173,153	$72,392	$2,394	$247,939

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Six months ended June 30, 2021 (a)	Engine Management	Temperature Control	Other (b)	Total
Geographic Area:
United States	$383,375	$159,977	$—	$543,352
Canada	16,007	7,958	4,451	28,416
Asia	19,082	144	—	19,226
Mexico	12,607	180	—	12,787
Europe	10,401	217	—	10,618
Other foreign	3,762	468	—	4,230
Total	$445,234	$168,944	$4,451	$618,629
Major Product Group:
Ignition, emission control, fuel and safety related system products	$366,152	$—	$3,501	$369,653
Wire and cable	79,082	—	(135)	78,947
Compressors	—	102,951	404	103,355
Other climate control parts	—	65,993	681	66,674
Total	$445,234	$168,944	$4,451	$618,629
Major Sales Channel:
Aftermarket	$342,002	$153,448	$4,451	$499,901
OE/OES	90,128	14,484	—	104,612
Export	13,104	1,012	—	14,116
Total	$445,234	$168,944	$4,451	$618,629

Six months ended June 30, 2020 (a)	Engine Management	Temperature Control	Other (b)	Total
Geographic Area:
United States	$328,270	$117,646	$—	$445,916
Canada	11,114	5,398	4,136	20,648
Asia	17,675	139	—	17,814
Mexico	9,523	100	—	9,623
Europe	5,874	198	—	6,072
Other foreign	1,815	353	—	2,168
Total	$374,271	$123,834	$4,136	$502,241
Major Product Group:
Ignition, emission control, fuel and safety related system products	$307,313	$—	$3,325	$310,638
Wire and cable	66,958	—	(8)	66,950
Compressors	—	70,226	351	70,577
Other climate control parts	—	53,608	468	54,076
Total	$374,271	$123,834	$4,136	$502,241
Major Sales Channel:
Aftermarket	$302,059	$110,831	$4,136	$417,026
OE/OES	63,471	12,475	—	75,946
Export	8,741	528	—	9,269
Total	$374,271	$123,834	$4,136	$502,241

(a)	Segment net sales include intersegment sales in our Engine Management and Temperature Control segments.

(b)
Other consists of the elimination of intersegment sales from our Engine Management and Temperature Control segments as well as sales from our Canadian business unit that does not meet the criteria of a reportable operating segment.  Intersegment wire and cable sales for the three months ended June 30, 2021, and for the six months ended June 30, 2021 and June 30, 2020 exceeded third party sales from our Canadian business unit.

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

Major Product Group

The Engine Management segment of the Company principally generates revenue from the sale of automotive engine parts in the automotive aftermarket including ignition, emission control, fuel and safety related system products, and wire and cable parts.  The Temperature Control segment of the Company principally generates revenue from the sale of automotive temperature control systems parts in the automotive aftermarket including air conditioning compressors and other climate control parts.

Major Sales Channel

In the aftermarket channel, we sell our products to warehouse distributors and retailers.  Our customers buy directly from us and sell directly to jobber stores, professional technicians and to “do-it-yourselfers” who perform automotive repairs on their personal vehicles.  In the “OE” and Original Equipment Service (“OES”) channel, we sell our products to original equipment manufacturers who redistribute our products within their distribution network, ind ependent dealerships and service dealer technicians.  Lastly, in the Export channel, our domestic entities sell to customers outside the United States.

Note 16. Commitments and Contingencies

Asbestos

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying statement of operations.  When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001, and the amounts paid for settlements, awards of asbestos-related damages, and defense of such claims.  At June 30, 2021, approximately 1,610 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through June 30, 2021, the amounts paid for settled claims and awards of asbestos-related damages, including interest, were approximately $53.1 million.  We do not have insurance coverage for the indemnity and defense costs associated with the claims we face.

In evaluating our potential asbestos-related liability, we have considered various factors including, among other things, an actuarial study of the asbestos related liabilities performed by an independent actuarial firm, our settlement amounts and whether there are any co-defendants, the jurisdiction in which lawsuits are filed, and the status and results of such claims.  As is our accounting policy, we consider the advice of actuarial consultants with experience in assessing asbestos-related liabilities to estimate our potential claim liability; and perform an actuarial evaluation in the third quarter of each year and whenever events or changes in circumstances indicate that additional provisions may be necessary. The methodology used to project asbestos-related liabilities and costs in our actuarial study considered: (1) historical data available from publicly available studies; (2) an analysis of our recent claims history to estimate likely filing rates into the future; (3) an analysis of our currently pending claims; and (4) an analysis of our settlements and awards of asbestos-related damages to date; and (5) an analysis of closed with pay ratios and lag patterns in order to develop average future settlement values. Based on the information contained in the actuarial study and all other available information considered by us, we have concluded that no amount within the range of settlement payments and awards of asbestos-related damages was more likely than any other and, therefore, in assessing our asbestos liability we compare the low end of the range to our recorded liability to determine if an adjustment is required.

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

As related to our potential asbestos-related liability as of August 31, 2020, we were found liable for $7.6 million in compensatory damages as a defendant in a 2018 asbestos liability case in California.  We actively pursued our right of appeal, and during the fourth quarter of 2020, received notice that the appeal was unsuccessful.  The judgment against us was for the $7.6 million in compensatory damages plus interest at a rate of ten percent (10%) per annum. During the fourth quarter of 2020, we paid the compensatory damages and accrued interest.

Based upon the reduction to our asbestos-related liability resulting from the payment made in the California asbestos case and fourth quarter 2020 cash settlements, in December 2020 our actuarial firm performed an updated actuarial study. The results of the updated study included an estimate of our undiscounted liability for settlement payments and awards of asbestos-related damages, excluding legal costs and any potential recovery from insurance carriers, ranging from $63 million to $99.1 million for the period through 2065.  Based upon the results of the updated actuarial study and in accordance with our practice, we increased our asbestos liability as of November 2020 to $63 million, the low end of the range, and recorded an additional incremental pre-tax provision of $17 million in earnings (loss) from discontinued operations. Future legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operations, are estimated, according to the updated study, to range from $48.7 million to $95.4 million for the period through 2065.  Total operating cash outflows related to discontinued operations, which include settlements, awards of asbestos-related damages and legal costs, net of taxes, were $5.5 million and $3.4 million for the six months ended June 30, 2021 and 2020, respectively.

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

Warranties

We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time of the product depending on the nature of the product.  As of June 30, 2021 and 2020, we have accrued $18.2 million and $17.8 million, respectively, for estimated product warranty claims included in accrued customer returns. The accrued product warranty costs are based primarily on historical experience of actual warranty claims.

The following table provides the changes in our product warranties (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance, beginning of period	$16,948	$17,232	$17,663	$17,175
Liabilities accrued for current year sales	25,162	22,795	45,339	44,862
Settlements of warranty claims	(23,897)	(22,267)	(44,789)	(44,277)
Balance, end of period	$18,213	$17,760	$18,213	$17,760

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We also take environmental and social issues seriously.  We believe that our commitment to identifying and implementing positive environmental and social related business practices strengthens our Company, improves our relationship with our shareholders and better serves our customers, our communities and the broader environment within which we conduct our business. To further our commitment to these values, in 2020, we formed a multi-disciplinary leadership team comprised of our Chief Executive Officer and other executive officers to lead our efforts in this area, and we launched the SMPCaresTM initiative to put our philanthropic plans into practice.  Additionally, in 2021, we established a committee to drive diversity, equity and inclusion initiatives throughout our company.

For further information regarding our Environmental, Social and Governance (ESG) and Human Capital policies and practices, refer to Item 1 “Business” under the heading “Environmental, Social and Governance (ESG) and Human Capital” of our Annual Report on Form 10-K for the year ended December 31, 2020.

Index
Impact of the Coronavirus (“COVID-19”)

On an ongoing basis, we continue to monitor the impact, if any, of  COVID-19 on the global economy, our industry, business, and the markets that we serve.  In response to the COVID-19 pandemic, in 2020, we established a committee, comprised of our executive officers, to oversee the Company’s risk identification, management and mitigation strategies regarding the impact of the pandemic on our business and operations.  The committee continues to meet on a regular basis, monitoring events related to the pandemic, and any appropriate actions to be taken.  Among the issues that are actively being monitored by the committee are the general state of economic conditions, governmental measures in response to the pandemic, the spread of the Delta variant, and the enactment of policies and practices to ensure the health and safety of our employees, contractors and customers, as well as customer demand for our products and any potential disruptions in our supply chain.

As related to the performance of our business, we were declared an essential business under national and regional shelter-in-place orders and, as such, our business operations continued throughout 2020.  After a downturn in net sales initially in the second quarter of 2020, customer orders strengthened in the last half of the second quarter and continued throughout 2020, resulting in strong net sales for the year ended December 31, 2020.  Net sales in the first half of 2021 continued back to a more normalized level, as we experienced strong demand for our products, and a seasonal trend that was more in line with years prior to 2020.

Regarding the health and welfare of our employees, contractors and customers, we have implemented a number of policies and practices at all of our facilities.  We have established protocols for individuals who have tested positive, and for employees who have symptoms, or have been exposed to the virus.  All of our facilities are thoroughly cleaned and sanitized daily, and all state mandated protocols are followed. We actively monitor vaccination rates at all of our facilities and closely follow government mandates in establishing work policies and practices.  The health and safety of our employees, vendors and visitors has always been and will continue to be our first priority.

Although our business remains strong and we continue to monitor the impact of the pandemic, any uncertain future effect of the pandemic may have a material adverse effect on our business, financial condition and results of operations.

Impact of Global Supply Chain Disruption and Inflation

Disruptions in the global economy in 2020 and the lingering impacts into 2021 have impeded global supply chains, resulted in longer lead times and delays in procuring component parts and raw materials, and resulted in inflationary cost increases in certain raw materials, labor and transportation.  In response to the global supply chain volatility and inflationary cost increases, we have taken, and continue to take, several actions to mitigate the impact by working closely with our suppliers and customers to minimize any potential adverse impacts on our business, including initiating cost savings initiatives and the pass through of higher costs to our customers.  We expect these inflationary trends to continue for some time, and while we believe that we will be able to somewhat offset the impact, there can be no assurances that unforeseen future events in the global supply chain, and inflationary pressures, will not have a material adverse effect on our business, financial condition and results of operations.

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

Index
Interim Results of Operations:

Comparison of the Three Months Ended June 30, 2021 to the Three Months Ended June 30, 2020

Sales.  Consolidated net sales for the three months ended June 30, 2021 were $342.1 million, an increase of $94.2 million, or 38%, compared to $247.9 million in the same period of 2020, with the majority of our net sales to customers located in the United States.  Consolidated net sales increased in both our Engine Management and Temperature Control Segments.

The following table summarizes consolidated net sales by segment and by major product group within each segment for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020
Engine Management:
Ignition, Emission Control, Fuel and Safety Related System Products	$192,486	$142,787
Wire and Cable	40,730	30,366
Total Engine Management	233,216	173,153

Temperature Control:
Compressors	69,577	44,878
Other Climate Control Parts	36,894	27,514
Total Temperature Control	106,471	72,392

All Other	2,389	2,394

Total	$342,076	$247,939

Engine Management’s net sales increased $60.1 million, or 34.7%, to $233.2 million for the three months ended June 30, 2021.  Net sales in ignition, emission control, fuel and safety related system products for the three months ended June 30, 2021 were $192.5 million, an increase of $49.7 million, or 34.8%, compared to $142.8 million in the same period of 2020.  Net sales in the wire and cable product group for the three months ended June 30, 2021 were $40.7 million, an increase of $10.3 million, or 34%, compared to $30.4 million in the three months ended June 30, 2020.  Engine Management’s increase in net sales for the second quarter of 2021 compared to the same period in 2020 reflects the impact of successful customer initiatives in the marketplace, new business wins, and continued robust customer demand, along with incremental net sales from our soot sensor and Trombetta acquisitions, and the favorable year-over-year impact of having lower net sales in the second quarter of 2020 due to the general weakness in the economy caused by the COVID-19 pandemic.  These impacts more than offset the impact of the lower net sales from the decision, in December 31, 2020, of a large retail customer to pursue a private brand strategy.  Net sales to this customer were minimal in the second quarter of 2021, and any additional net sales to this customer for the remainder of 2021 are not anticipated to be significant.

Incremental net sales from our soot sensor and Trombetta acquisitions of $8.7 million were included in the net sales of the ignition, emission control, fuel and safety related system products market from the date of acquisition through June 30, 2021.  Compared to the second quarter of 2020, excluding the incremental net sales from the acquisitions, net sales in the ignition, emission control, fuel and safety related products market increased $41 million, or 28.7%, and Engine Management net sales increased $51.4 million, or 29.7%.

Index
Temperature Control’s net sales increased $34.1 million, or 47.1%, to $106.5 million for the three months ended June 30, 2021.  Net sales in the compressors product group for the three months ended June 30, 2021 were $69.6 million, an increase of $24.7 million, or 55%, compared to $44.9 million in the same period of 2020.  Net sales in the other climate control parts product group for the three months ended June 30, 2021 were $36.9 million, an increase of $9.4 million, or 34.1%, compared to $27.5 million in the three months ended June 30, 2020.  Temperature Control’s increase in net sales for the second quarter of 2021 compared to the same period in 2020 reflects the impact of strong pre-season orders in the second quarter of 2021 that did not occur in the second quarter of 2020, a summer selling season that began earlier than usual for our customers, and the favorable year-over-year impact of having lower net sales in the second quarter 2020 due to the general weakness in the economy caused by the COVID-19 pandemic.  Full year Temperature Control results will be dependent upon upcoming summer weather conditions and customer inventory levels.

Gross Margins.  Gross margins, as a percentage of consolidated net sales, increased to 29% in the second quarter of 2021, compared to 26% in the second quarter of 2020.  The following table summarizes gross margins by segment for the three months ended June 30, 2021 and 2020, respectively (in thousands):

Three Months Ended June 30,	Engine Management	Temperature Control	Other	Total
2021
Net sales	$233,216	$106,471	$2,389	$342,076
Gross margins	67,447	28,658	3,167	99,272
Gross margin percentage	28.9%	26.9%	—	29%

2020
Net sales	$173,153	$72,392	$2,394	$247,939
Gross margins	46,230	16,520	1,608	64,358
Gross margin percentage	26.7%	22.8%	—	26%

Compared to the second quarter of 2020, gross margins at Engine Management increased 2.2 percentage points from 26.7% to 28.9%, while gross margins at Temperature Control increased 4.1 percentage points from 22.8% to 26.9%. The gross margin percentage increase in Engine Management compared to the prior year primarily reflects the favorable impact of higher year-over-year absorption due to higher sales levels and production volumes.  The gross margin percentage increase in Temperature Control compared to the prior year reflects primarily the favorable impact of higher year-over-year absorption due to higher sales levels and production volumes. The higher production volumes at both Engine Management and Temperature Control are reflective of our effort to rebuild inventory in response to the continued strong customer demand and the timing of customer purchases, all fueled by the overall recovery in the worldwide economy from the COVID-19 pandemic.  While we anticipate margin pressures from more normalized production levels and inflationary cost increases in certain raw materials, labor and transportation, we believe that our annual cost savings initiatives, and our ability to pass through higher prices to our customers, will help to offset the impact of the anticipated inflationary increases on our margins.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) were $62.3 million, or 18.2% of consolidated net sales, in the second quarter of 2021, as compared to $48.3 million, or 19.5% of consolidated net sales, in the second quarter of 2020.  The $14 million increase in SG&A expenses as compared to the second quarter of 2020 is principally due to (1) higher distribution costs associated with higher sales volumes and the impact of an increase in freight costs, (2) higher selling, marketing and employee compensation costs, and (3) the impact of incremental expenses of $1.1 million from our soot sensor and Trombetta acquisitions, including amortization of intangible assets acquired.  The lower year-over-year SG&A expense percentage of consolidated net sales reflects the impact of discretionary cost reduction measures implemented in 2020 and carried over into 2021, and higher year-over-year sales volumes.

Operating Income.  Operating income increased to $36.9 million in the second quarter of 2021, compared to $16 million in the second quarter of 2020.  The year-over-year increase in operating income of $20.9 million is the result of the impact of higher consolidated net sales, and higher gross margins as a percentage of consolidated net sales, which more than offset the impact of higher SG&A expenses.

Index
Other Non-Operating Income, Net.  Other non-operating income, net was $0.8 million in the second quarter of 2021, compared to $0.6 million in the second quarter of 2020.  The year-over-year increase in other non-operating income, net results primarily from the increase in year-over-year equity income from our joint ventures, partially offset by the unfavorable impact of changes in foreign currency exchange rates.

Interest Expense.  Interest expense decreased to $0.5 million in the second quarter of 2021, compared to $0.8 million in the second quarter of 2020.  The year-over-year decrease in interest expense reflects primarily the impact of lower year-over-year average interest rates on our revolving credit facility.

Income Tax Provision.  The income tax provision in the second quarter of 2021 was $9.2 million at an effective tax rate of 24.8% compared to $4 million at an effective tax rate of 25.3% for the same period in 2020.  The effective tax rate was essentially flat year-over-year.

Loss from Discontinued Operations.  During both the second quarter of 2021 and 2020, the loss from discontinued operations, net of tax was $0.9 million. The loss from discontinued operations, net of tax, reflects legal expenses associated with our asbestos-related liability.  As discussed more fully in Note 16, “Commitments and Contingencies” in the notes to our consolidated financial statements (unaudited), we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Net Earnings Attributable to Noncontrolling Interest.  In May 2021, we acquired the Trombetta business for $111.7 million, subject to certain post-closing adjustments.  As part of the acquisition, we acquired a 70% ownership in a joint venture in Hong Kong, with operations in Shanghai and Wuxi, China (“Trombetta Asia, Ltd.”).  Net earnings attributable to the noncontrolling interest of $19,000 during the three months ended June 30, 2021 represents 30% of the net earnings of Trombetta Asia, Ltd. from the date of acquisition through June 30, 2021.

Comparison of the Six Months Ended June 30, 2021 to the Six Months Ended June 30, 2020

Sales.  Consolidated net sales for the six months ended June 30, 2021 were $618.6 million, an increase of $116.4 million, or 23.2%, compared to $502.2 million in the same period of 2020, with the majority of our net sales to customers in the United States.  Consolidated net sales increased in both our Engine Management and Temperature Control Segments.

The following table summarizes consolidated net sales by segment and by major product group within each segment for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Engine Management:
Ignition, Emission Control, Fuel and Safety Related System Products	$366,152	$307,313
Wire and Cable	79,082	66,958
Total Engine Management	445,234	374,271

Temperature Control:
Compressors	102,951	70,226
Other Climate Control Parts	65,993	53,608
Total Temperature Control	168,944	123,834

All Other	4,451	4,136

Total	$618,629	$502,241

Index
Engine Management’s net sales increased $70.9 million, or 19%, to $445.2 million for the first six months of 2021.  Net sales in ignition, emission control, fuel and safety related system products for the six months ended June 30, 2021 were $366.2 million, an increase of $58.9 million, or 19.1%, compared to $307.3 million in the same period of 2020.  Net sales in the wire and cable product group for the six months ended June 30, 2021 were $79.1 million, an increase of $12.1 million, or 18.1%, compared to $67 million in the six months ended June 30, 2020.  Engine Management’s increase in net sales for the first six months of 2021 compared to the same period in 2020 reflects the impact of successful customer initiatives in the marketplace, new business wins, and continued robust customer demand, along with incremental net sales from our soot sensor and Trombetta acquisitions and the favorable year-over-year impact of having lower net sales in the first six months of 2020 due to the general weakness in the economy caused by the COVID-19 pandemic.  These impacts more than offset the impact of the lower net sales from the decision, in December 31, 2020, of a large retail customer to pursue a private brand strategy.  Although net sales to this customer continued in the first quarter of 2021, net sales were minimal in the second quarter of 2021, and any additional net sales to this customer for the remainder of 2021 are not anticipated to be significant.

Incremental net sales from our soot sensor and Trombetta acquisitions of $9.5 million were included in the net sales of the ignition, emission control, fuel and safety related system products market from the date of acquisition through June 30, 2021.  Compared to the first six months of 2020, excluding the incremental net sales from the acquisitions, net sales in the ignition, emission control, fuel and safety related products market increased $49.4 million, or 16.1%, and Engine Management net sales increased $61.4 million, or 16.4%.

Temperature Control’s net sales increased $45.1 million, or 36.4%, to $168.9 million for the first six months of 2021.  Net sales in the compressors product group for the six months ended June 30, 2021 were $102.9 million, an increase of $32.7 million, or 46.6%, compared to $70.2 million in the same period of 2020.  Net sales in the other climate control parts product group for the six months ended June 30, 2021 were $66 million, an increase of $12.4 million, or 23.1%, compared to $53.6 million in the six months ended June 30, 2020.  Temperature Control’s increase in net sales for the first six months of 2021 compared to the same period in 2020 reflects the impact of strong pre-season orders in the first half of 2021 that did not occur in the first half of 2020, a summer selling season that began earlier than usual for our customers, and the year-over-year impact of having lower net sales in the first half of 2020 due to the general weakness in the economy caused by the COVID-19 pandemic.  Full year Temperature Control results will be dependent upon upcoming summer weather conditions and customer inventory levels.

Gross Margins.  Gross margins, as a percentage of consolidated net sales, increased to 29.6% in the first six months of 2021, compared to 26.8% during the same period in 2020.  The following table summarizes gross margins by segment for the six months ended June 30, 2021 and 2020, respectively (in thousands):

Six Months Ended June 30,	Engine Management	Temperature Control	Other	Total
2021
Net sales	$445,234	$168,944	$4,451	$618,629
Gross margins	132,517	44,653	5,886	183,056
Gross margin percentage	29.8%	26.4%	—	29.6%

2020
Net sales	$374,271	$123,834	$4,136	$502,241
Gross margins	102,935	28,616	3,202	134,753
Gross margin percentage	27.5%	23.1%	—	26.8%

Compared to the first six months of 2020, gross margins at Engine Management increased 2.3 percentage points from 27.5% to 29.8%, while gross margins at Temperature Control increased 3.3 percentage points from 23.1% to 26.4%.  The gross margin percentage increase in Engine Management compared to the prior year primarily reflects the favorable impact of higher year-over-year absorption due to higher sales levels and production volumes, and the favorable impact of year-over-year production variances carried over from the prior year.  Additionally, the increase reflects to a lesser extent the impact of net sales made without the usual customer discounts, rebates, and allowances for overstock returns to the large retail customer that decided to pursue a private brand strategy in December 2020.  The gross margin percentage increase in Temperature Control compared to the prior year reflects primarily the favorable impact of higher year-over-year absorption due to higher sales levels and production volumes, and the favorable impact of year-over-year production variances carried over from the prior year.  The higher production volumes at both Engine Management and Temperature Control are reflective of our effort to rebuild inventory in response to the continued strong customer demand and the timing of customer purchases, all fueled by the overall recovery in the worldwide economy from the COVID-19 pandemic.  While we anticipate margin pressures from more normalized production levels and inflationary cost increases in certain raw materials, labor and transportation, we believe that our annual cost initiatives, and our ability to pass through higher prices to our customers, will help to offset the impact of the inflationary increases on our margins.

Index
Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) were $116.8 million, or 18.9% of consolidated net sales, in the first six months of 2021, as compared to $104.2 million, or 20.7% of consolidated net sales in the first six months of 2020.  The $12.6 million increase in SG&A expenses as compared to the first six months of 2020 is principally due to (1) higher distribution costs associated with higher sales volumes and the impact of an increase in freight costs, (2) higher selling, marketing and employee compensation costs, and (3) the impact of incremental expenses of $1.2 million from our soot sensor and Trombetta acquisitions, including amortization of intangible assets acquired.  The lower year-over-year SG&A expense percentage of consolidated net sales reflects the impact of discretionary cost reduction measures implemented in 2020 and carried over into 2021, and higher year-over-year sales volumes.

Operating Income.  Operating income was $66.2 million in the first six months of 2021, compared to $30.3 million for the same period in 2020.  The year-over-year increase in operating income of $35.9 million is the result of the impact of higher consolidated net sales, and higher gross margins as a percentage of consolidated net sales, which more than offset the impact of higher SG&A expenses.

Other Non-Operating Income, Net.  Other non-operating income, net was $1.5 million in the first six months of 2021, compared to $0.1 million in the first six months of 2020.  The year-over-year increase in other non-operating income, net results primarily from the increase in year-over-year equity income from our joint ventures and the favorable impact of changes in foreign currency exchange rates.  During the first quarter of 2020, our joint ventures in China experienced temporary shutdowns due to the impact of the COVID-19 pandemic, resulting in significantly lower equity income.  In March 2020, the joint ventures reopened and resumed manufacturing and distribution.

Interest Expense.  Interest expense decreased to $0.7 million in the first six months of 2021, compared to $1.6 million for the same period in 2020.  The year-over-year decrease in interest expense reflects the impact of lower average outstanding borrowings in the first six months of 2021 when compared to first six months of 2020, and lower year-over-year average interest rates on our revolving credit facility.

Income Tax Provision.  The income tax provision for the six months ended June 30, 2021 was $16.8 million at an effective tax rate of 25.1%, compared to $7.3 million at an effective tax rate of 25.4% for the same period in 2020. The effective tax rate was essentially flat year-over-year.

Loss from Discontinued Operations.  During the first six months of 2021 and 2020, the loss from discontinued operations, net of tax was $2 million and $1.9 million, respectively.  The loss from discontinued operations, net of tax, reflects legal expenses associated with our asbestos-related liability.  As discussed more fully in Note 16, “Commitments and Contingencies” in the notes to our consolidated financial statements (unaudited), we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Net Earnings Attributable to Noncontrolling Interest.  In May 2021, we acquired the Trombetta business for $111.7 million, subject to certain post-closing adjustments.  As part of the acquisition, we acquired a 70% ownership in a joint venture in Hong Kong, with operations in Shanghai and Wuxi, China (“Trombetta Asia, Ltd.”).  Net earnings attributable to the noncontrolling interest of $19,000 during the six months ended June 30, 2021 represents 30% of the net earnings of Trombetta Asia, Ltd. from the date of acquisition through June 30, 2021.

Index
Restructuring and Integration Programs

All of our restructuring and integration programs have been substantially completed.  For a detailed discussion on the restructuring and integration costs, see Note 4, “Restructuring and Integration Expenses,” of the notes to our consolidated financial statements (unaudited).

Liquidity and Capital Resources

Operating Activities. During the first six months of 2021, cash provided by operating activities was $23.2 million compared to cash used in operating activities of $0.9 million in the same period of 2020. The increase in cash provided by operating activities resulted primarily from the increase in net earnings, the smaller year-over-year increase in accounts receivable, and the increase in accounts payable compared to a decrease in accounts payable in the prior year, partially offset by the increase in inventories compared to the decrease in inventories in the prior year, the decrease in sundry payables and accrued expenses compared to the increase in sundry payables and accrued expenses in the prior year, and the smaller year-over-year decrease in prepaid expenses and other current assets.

Net earnings during the first six months of 2021 were $48.2 million compared to $19.6 million in the first six months of 2020.  During the first six months of 2021, (1) the increase in accounts receivable was $4.7 million compared to the year-over-year increase in accounts receivable of $38.6 million in 2020; (2) the increase in inventories was $46.7 million compared to the year-over-year decrease in inventories of $12.7 million in 2020; (3) the increase in accounts payable was $16.1 million compared to the year-over-year decrease in accounts payable of $21.8 million in 2020; (4) the decrease in prepaid expenses and other current assets was $3.2 million compared to the year-over-year decrease in prepaid expenses and other current assets of $5.7 million in 2020; and (5) the decrease in sundry payables and accrued expenses was $6.5 million compared to the year-over-year increase in sundry payables of $2.1 million in 2020.  The increase in inventories during the first six months of 2021 reflects the actions we took to replenish stock levels which were depleted after record sales in the last half of 2020, and the timing of inventory purchases at our Temperature Control segment in anticipation of the summer selling season.  We continue to actively manage our working capital to maximize our operating cash flow.

Investing Activities.  Cash used in investing activities was $121 million in the first six months of 2021, compared to $9 million in the same period of 2020.  Investing activities during the first six months of 2021 consisted of (1) the payment of $107.1 million, net of $4.6 million of cash acquired, for our acquisition of 100% of the capital stock of Trumpet Holdings, Inc., a Delaware corporation, (“Trombetta”), (2) the payment of $2.1 million for our acquisition of certain assets of the soot sensor product lines from Stoneridge, Inc., and (3) capital expenditures of $11.7 million; while investing activities during the first six months of 2020 consisted of capital expenditures of $9 million.

Financing Activities.  Cash provided by financing activities was $105.7 million in the first six months of 2021 as compared to $21.8 million in the same period of 2020.  During the first six months of 2021, we (1) increased our borrowings under our revolving credit facility by $125 million; (2) increased our borrowings under lease obligations and our Polish overdraft facility by $2.3 million; (3) made cash payments for the repurchase of shares of our common stock of $11.1 million; and (4) paid dividends of $11.1 million.  Cash provided by operating activities, along with borrowings under our revolving credit agreement, lease obligations and Polish overdraft facility were used to fund our investing activities, purchase shares of our common stock and pay dividends.

During the first six months of 2020, we (1) increased our borrowings under our revolving credit facility by $32.5 million; (2) increased our borrowings under lease obligations and our Polish overdraft facility by $1.8 million; (3) made cash payments for the repurchase of shares of our common stock of $8.7 million; and (4) paid dividends of $5.6 million.  Cash provided by borrowings under our revolving credit agreement, lease obligations and Polish overdraft facility were used to fund the cash used in operating activities, fund our investing activities, purchase shares of our common stock and pay dividends.

Index

Dividends of $11.1 million and $5.6 million were paid in 2021 and 2020, respectively.  In January 2020, our Board of Directors voted to increase our quarterly dividend from $0.23 per share in 2019 to $0.25 per share in 2020.  In April 2020, in response to the impact of the COVID-19 pandemic on our business, our Board of Directors approved to temporarily suspend our quarterly cash dividend payments.  In October 2020, our Board of Directors approved the reinstatement of our quarterly cash dividend of $0.25 per share, and in February 2021, our Board of Directors voted to maintain our quarterly dividend at $0.25 per share in 2021.

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

Borrowings under the amended credit agreement are secured by substantially all of our assets, including accounts receivable, inventory and certain fixed assets, and those of certain of our subsidiaries.  Availability under the amended credit agreement is based on a formula of eligible accounts receivable, eligible drafts presented to the banks under our supply chain financing arrangements and eligible inventory.  After taking into account outstanding borrowings under the amended credit agreement, there was an additional $112.3 million available for us to borrow pursuant to the formula at June 30, 2021.  The loss of business of one or more of our key customers or, a significant reduction in purchases of our products from any one of them, could adversely impact availability under our revolving credit facility.

Outstanding borrowings under the amended credit agreement, which are classified as current liabilities, were $135 million and $10 million at June 30, 2021 and December 31, 2020, respectively; while letters of credit outstanding under the amended credit agreement were $2.6 million and $2.8 million at June 30, 2021 and December 31, 2020, respectively.  Borrowings under the amended credit agreement have been classified as current liabilities based upon accounting rules and certain provisions in the agreement.

At June 30, 2021, the weighted average interest rate on our amended credit agreement was 1.3%, which consisted of $135 million in direct borrowings.  At December 31, 2020, the weighted average interest rate on our amended credit agreement was 1.4%, which consisted of $10 million in direct borrowings.  During the six months ended June 30, 2021, our average daily alternative base rate loan balance was $1 million, compared to a balance of $1.7 million for the six months ended June 30, 2020, and a balance of $1.5 million for the year ended December 31, 2020.

At any time that our borrowing availability is less than the greater of either (a) $25 million, or 10% of the commitments if fixed assets are not included in the borrowing base, or (b) $31.25 million, or 12.5% of the commitments if fixed assets are included in the borrowing base, the terms of the amended credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain a fixed charge coverage ratio of 1:1 at the end of each fiscal quarter (rolling four quarters).  As of June 30, 2021, we were not subject to these covenants.  The amended credit agreement permits us to pay cash dividends of $20 million and make stock repurchases of $20 million in any fiscal year subject to a minimum availability of $25 million.  Provided specific conditions are met, the amended credit agreement also permits acquisitions, permissible debt financing, capital expenditures, and cash dividend payments and stock repurchases of greater than $20 million.

Index
Our Polish subsidiary, SMP Poland sp. z.o.o., has entered into an overdraft facility with HSBC France (Spolka Akcyjna) Oddzial w Polsce, formerly HSBC Bank Polska S.A., for Zloty 30 million (approximately $7.9 million).  The facility, as amended, expires in December 2021.  Borrowings under the overdraft facility will bear interest at a rate equal to WIBOR + 1.5% and are guaranteed by Standard Motor Products, Inc., the ultimate parent company.  At June 30, 2021 and December 31, 2020, borrowings under the overdraft facility were Zloty 9 million (approximately $2.4 million) and Zloty 0.4 million (approximately $0.1 million), respectively.

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

Pursuant to these agreements, we sold $203.1 million and $394.4 million of receivables during the three months and six months ended June 30, 2021, respectively, and $147.7 million and $297.9 million for the comparable periods in 2020.  Receivables presented at financial institutions and not yet sold as of June 30, 2021 and December 31, 2020 were approximately $5 million and $50 million, respectively, and remained in our accounts receivable balance for those periods.  All receivables sold were reflected as a reduction of accounts receivable in the consolidated balance sheet at the time of sale.  A charge in the amount of $3 million and $5.7 million related to the sale of receivables was included in selling, general and administrative expense in our consolidated statements of operations for the three months and six months ended June 30, 2021, respectively, and $3.1 million and $5.9 million for the comparable periods in 2020.

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

In February 2021, our Board of Directors authorized the purchase of up to an additional $20 million of our common stock under a new stock repurchase program.  Stock will be purchased from time to time, in the open market or through private transactions, as market conditions warrant.  Under this program, during the six months ended June 30, 2021, we repurchased 105,353 shares of our common stock at a total cost of $4.6 million.  As of June 30, 2021, there was approximately $15.4 million available for future stock purchases under the program.  There have been no additional common stock repurchases under the program.

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

Index
For further information regarding the risks of our business, refer to Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ending December 31, 2020.

The following table summarizes our contractual commitments as of June 30, 2021 and expiration dates of commitments through 2028 (a)

(In thousands)	2021	2022	2023	2024	2025	2026-2028	Total
Operating lease obligations	$5,110	$9,681	$8,700	$6,370	$5,248	$8,835	$43,944
Postretirement benefits	16	29	25	25	25	25	145
Severance payments related to restructuring and integration	66	40	1	—	—	—	107
Total commitments	$5,192	$9,750	$8,726	$6,395	$5,273	$8,860	$44,196

(a)
Indebtedness under our revolving credit facility is not included in the table above as it is reported as a current liability in our consolidated balance sheets.  As of June 30, 2021, amounts outstanding under our revolving credit facilities were $135 million.

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

Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk, primarily related to foreign currency exchange and interest rates. These exposures are actively monitored by management. Our exposure to foreign exchange rate risk is due to certain costs, revenues and borrowings being denominated in currencies other than one of our subsidiary’s functional currency. Similarly, we are exposed to market risk as the result of changes in interest rates, which may affect the cost of our financing. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures. We do not hold or issue derivative financial instruments for trading or speculative purposes.  As of June 30, 2021, we do not have any derivative financial instruments.

Exchange Rate Risk

We have exchange rate exposure, primarily, with respect to the Canadian Dollar, the Euro, the British Pound, the Polish Zloty, the Mexican Peso, the Taiwan Dollar, the Chinese Yuan Renminbi and the Hong Kong Dollar.  As of June 30, 2021 and December 31, 2020, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore, the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the incremental effect of such a change on our foreign currency denominated revenues.

Interest Rate Risk

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements.  We invest our excess cash in highly liquid short-term investments.  Substantially all of our debt is variable rate debt as of June 30, 2021 and December 31, 2020.

In addition, we are party to several supply chain financing arrangements, in which we may sell certain of our customers’ trade accounts receivable to such customers’ financial institutions.  We sell our undivided interests in certain of these receivables at our discretion when we determine that the cost of these arrangements is less than the cost of servicing our receivables with existing debt.  During the three months and six months ended June 30, 2021, we sold $203.1 million and $394.4 million of receivables, respectively.  Depending upon the level of sales of receivables pursuant these agreements, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the margin rate may have an approximate $2 million and $3.9 million negative impact on our earnings or cash flows during the three months and six months ended June 30, 2021, respectively.  The charge related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations.

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

During the quarter ended June 30, 2021, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

STANDARD MOTOR PRODUCTS, INC.
(Registrant)

Date: August 5, 2021	/s/ Nathan R. Iles
Nathan R. Iles
Chief Financial Officer
(Principal Financial and
Accounting Officer)