Form 10-Q
period 2021-09-30
STANDARD MOTOR PRODUCTS, INC.
filed 2021-10-29
CIK 93389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2021

or

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
Yes ☐     No ☑

As of the close of business on October 26, 2021, there were 21,999,003 outstanding shares of the registrant’s Common Stock, par value $2.00 per share.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Index
PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Net sales	$370,310	$343,609	$988,939	$845,850
Cost of sales	265,105	235,861	700,678	603,349
Gross profit	105,205	107,748	288,261	242,501
Selling, general and administrative expenses	66,509	59,497	183,316	163,698
Restructuring and integration expenses	166	250	166	464
Other income (expense), net	8	(37)	8	(31)
Operating income	38,538	47,964	104,787	78,308
Other non-operating income, net	780	514	2,247	592
Interest expense	652	462	1,356	2,107
Earnings from continuing operations before taxes	38,666	48,016	105,678	76,793
Provision for income taxes	9,481	11,804	26,315	19,118
Earnings from continuing operations	29,185	36,212	79,363	57,675
Loss from discontinued operations, net of income taxes	(5,122)	(7,587)	(7,139)	(9,456)
Net earnings	24,063	28,625	72,224	$48,219
Net earnings attributable to noncontrolling interest	13	—	32	—
Net earnings attributable to SMP (a)	$24,050	$28,625	$72,192	$48,219

Net earnings attributable to SMP
Earnings from continuing operations	$29,172	$36,212	$79,331	$57,675
Discontinued operations	(5,122)	(7,587)	(7,139)	(9,456)
Total	$24,050	$28,625	$72,192	$48,219

Per share data attributable to SMP
Net earnings per common share – Basic:
Earnings from continuing operations	$1.32	$1.62	$3.57	$2.58
Discontinued operations	(0.23)	(0.34)	(0.32)	(0.42)
Net earnings per common share – Basic	$1.09	$1.28	$3.25	$2.16

Net earnings per common share – Diluted:
Earnings from continuing operations	$1.29	$1.59	$3.50	$2.53
Discontinued operations	(0.22)	(0.33)	(0.32)	(0.41)
Net earnings per common share – Diluted	$1.07	$1.26	$3.18	$2.12

Dividend declared per share	$0.25	$—	$0.75	$0.25

Average number of common shares	22,090,195	22,349,093	22,201,398	22,372,466
Average number of common shares and dilutive common shares	22,543,781	22,758,458	22,678,114	22,795,426

(a) Throughout this Form 10-Q, “SMP” refers to Standard Motor Products, Inc. and subsidiaries.

See accompanying notes to consolidated financial statements (unaudited).

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
	(Unaudited)		(Unaudited)

Net earnings	$24,063	$28,625	$72,224	$48,219
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,466)	2,867	(1,905)	(1,557)
Pension and postretirement plans	(4)	(5)	(13)	(13)
Total other comprehensive income, net of tax	(2,470)	2,862	(1,918)	(1,570)
Total Comprehensive income	21,593	31,487	70,306	46,649
Comprehensive income (loss) attributable to noncontrolling interest, net of tax:
Net earnings	13	—	32	—
Foreign currency translation adjustments	20	—	(2)	—
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	33	—	30	—
Comprehensive income attributable to SMP	$21,560	$31,487	$70,276	$46,649

See accompanying notes to consolidated financial statements (unaudited).

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,144	$19,488
Accounts receivable, less allowances for discounts and doubtful accounts of $6,645 and $5,822 for 2021 and 2020, respectively	224,421	198,039
Inventories	414,657	345,502
Unreturned customer inventories	23,367	19,632
Prepaid expenses and other current assets	15,268	15,875
Total current assets	710,857	598,536

Property, plant and equipment, net of accumulated depreciation of $224,091 and $214,394 for 2021 and 2020, respectively	100,787	89,105
Operating lease right-of-use assets	42,458	29,958
Goodwill	131,549	77,837
Other intangibles, net	108,312	54,004
Deferred income taxes	34,790	44,770
Investments in unconsolidated affiliates	42,123	40,507
Other assets	24,857	21,823
Total assets	$1,195,733	$956,540

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$128,938	$10,000
Current portion of other debt	2,941	135
Accounts payable	128,808	100,018
Sundry payables and accrued expenses	50,227	47,078
Accrued customer returns	59,972	40,982
Accrued core liability	23,650	22,014
Accrued rebates	43,110	46,437
Payroll and commissions	40,725	35,938
Total current liabilities	478,371	302,602

Long-term debt	68	97
Noncurrent operating lease liabilities	33,246	22,450
Other accrued liabilities	27,964	25,929
Accrued asbestos liabilities	57,532	55,226
Total liabilities	597,181	406,304

Commitments and contingencies

Stockholders’ equity:
Common stock – par value $2.00 per share:
Authorized – 30,000,000 shares; issued 23,936,036 shares	47,872	47,872
Capital in excess of par value	109,575	105,084
Retained earnings	519,126	463,612
Accumulated other comprehensive income	(7,592)	(5,676)
Treasury stock – at cost (2,067,592 shares and 1,586,923 shares in 2021 and 2020, respectively)	(81,963)	(60,656)
Total SMP stockholders’ equity	587,018	550,236
Noncontrolling interest	11,534	—
Total stockholders’ equity	598,552	550,236
Total liabilities and stockholders’ equity	$1,195,733	$956,540

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Nine Months Ended September 30,
	2021	2020
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$72,224	$48,219
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	20,160	19,313
Amortization of deferred financing cost	171	171
Increase to allowance for doubtful accounts	381	389
Increase (decrease) to inventory reserves	(443)	4,624
Equity income from joint ventures	(2,419)	(810)
Employee stock ownership plan allocation	1,885	1,726
Stock-based compensation	7,189	6,067
(Increase) decrease in deferred income taxes	1	(2,525)
Loss on discontinued operations, net of tax	7,139	9,456
Change in assets and liabilities:
(Increase) in accounts receivable	(15,343)	(83,878)
(Increase) decrease in inventories	(52,742)	53,330
Decrease in prepaid expenses and other current assets	2,324	5,634
Increase (decrease) in accounts payable	24,228	(13,117)
Increase in sundry payables and accrued expenses	18,905	31,725
Net change in other assets and liabilities	(4,522)	(1,719)
Net cash provided by operating activities	79,138	78,605

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and investments in businesses	(124,663)	—
Capital expenditures	(19,406)	(13,170)
Other investing activities	29	14
Net cash used in investing activities	(144,040)	(13,156)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) under line-of-credit agreements	118,938	(44,044)
Net borrowings (payments) of other debt and finance lease obligations	2,916	(808)
Purchase of treasury stock	(26,518)	(8,726)
Increase in overdraft balances	455	86
Dividends paid	(16,678)	(5,615)
Net cash provided by (used in) financing activities	79,113	(59,107)
Effect of exchange rate changes on cash	(555)	67
Net increase in cash and cash equivalents	13,656	6,409
CASH AND CASH EQUIVALENTS at beginning of period	19,488	10,372
CASH AND CASH EQUIVALENTS at end of period	$33,144	$16,781

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,094	$2,023
Income taxes	$18,361	$9,777

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended September 30, 2021
(Unaudited)

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total SMP	Non- Controlling Interest	Total
Balance at June 30, 2021	$47,872	$107,062	$500,620	$(5,102)	$(66,836)	$583,616	$11,501	$595,117
Net earnings	—	—	24,050	—	—	24,050	13	24,063
Other comprehensive income, net of tax	—	—	—	(2,490)	—	(2,490)	20	(2,470)
Cash dividends paid	—	—	(5,544)	—	—	(5,544)	—	(5,544)
Purchase of treasury stock	—	—	—	—	(15,422)	(15,422)	—	(15,422)
Stock-based compensation	—	2,513	—	—	295	2,808	—	2,808
Balance at September 30, 2021	$47,872	$109,575	$519,126	$(7,592)	$(81,963)	$587,018	$11,534	$598,552

Three Months Ended September 30, 2020
(Unaudited)

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total SMP	Non- Controlling Interest	Total
Balance at June 30, 2020	$47,872	$104,128	$431,416	$(13,021)	$(59,739)	$510,656	$—	$510,656
Net earnings	—	—	28,625	—	—	28,625	—	28,625
Other comprehensive income, net of tax	—	—	—	2,862	—	2,862	—	2,862
Stock-based compensation	—	2,448	—	—	313	2,761	—	2,761
Balance at September 30, 2020	$47,872	$106,576	$460,041	$(10,159)	$(59,426)	$544,904	$—	$544,904

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2021
(Unaudited)

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total SMP	Non- Controlling Interest	Total
Balance at December 31, 2020	$47,872	$105,084	$463,612	$(5,676)	$(60,656)	$550,236	$—	$550,236
Noncontrolling interest in business acquired	—	—	—	—	—	—	11,504	11,504
Net earnings	—	—	72,192	—	—	72,192	32	72,224
Other comprehensive income, net of tax	—	—	—	(1,916)	—	(1,916)	(2)	(1,918)
Cash dividends paid	—	—	(16,678)	—	—	(16,678)	—	(16,678)
Purchase of treasury stock	—	—	—	—	(26,518)	(26,518)	—	(26,518)
Stock-based compensation	—	4,357	—	—	2,832	7,189	—	7,189
Employee Stock Ownership Plan	—	134	—	—	2,379	2,513	—	2,513
Balance at September 30, 2021	$47,872	$109,575	$519,126	$(7,592)	$(81,963)	$587,018	$11,534	$598,552

Nine Months Ended September 30, 2020
(Unaudited)

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total SMP	Non- Controlling Interest	Total
Balance at December 31, 2019	$47,872	$102,742	$417,437	$(8,589)	$(55,234)	$504,228	$—	$504,228
Net earnings	—	—	48,219	—	—	48,219	—	48,219
Other comprehensive income, net of tax	—	—	—	(1,570)	—	(1,570)	—	(1,570)
Cash dividends paid	—	—	(5,615)	—	—	(5,615)	—	(5,615)
Purchase of treasury stock	—	—	—	—	(8,726)	(8,726)	—	(8,726)
Stock-based compensation	—	3,204	—	—	2,863	6,067	—	6,067
Employee Stock Ownership Plan	—	630	—	—	1,671	2,301	—	2,301
Balance at September 30, 2020	$47,872	$106,576	$460,041	$(10,159)	$(59,426)	$544,904	$—	$544,904

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

Standards that are not yet adopted as of September 30, 2021

The following table provides a brief description of recently issued accounting pronouncements that have not yet been adopted as of September 30, 2021, and that could have an impact on our financial statements:

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Note 3.  Business Acquisitions and Investments

2021 Business Acquisitions

Acquisition of Capital Stock of Stabil Operative Group GmbH (“Stabil”)

In September 2021, we acquired 100% of the capital stock of Stabil Operative Group GmbH, a German company (“Stabil”), for Euros 13.7 million, or US$16.3 million, subject to certain post-closing adjustments.  Stabil is a manufacturer and distributor of a variety of components, including electronic sensors, control units, and clamping devices to the European Original Equipment (“OE”) market, serving both commercial and light vehicle applications.  The acquired Stabil business was paid for with cash funded by borrowings under our revolving credit facility with JPMorgan Chase Bank, N.A., as agent, and is headquartered on the outskirts of Stuttgart, Germany with facilities in Germany and Hungary. The acquisition, to be reported as part of our Engine Management Segment, is an excellent fit for our strategy of expansion beyond our core aftermarket business into complementary areas, and gives us exposure to a diversified group of blue chip European commercial and light vehicle OE customers.

The preliminary allocation of purchase price to assets acquired and liabilities assumed is based upon estimates of fair values utilizing customary valuation procedures and techniques, as well as other information compiled by management. While we believe these preliminary estimates provide a reasonable basis for estimating the fair value of the assets acquired and liabilities assumed, and do not anticipate that any adjustments to these values will be significant, we will continue to evaluate available information prior to finalization of the amounts, particularly the amounts related to intangible assets, deferred income taxes and the final agreement of post-closing adjustments. The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed (in thousands):

Purchase price		$16,290
Assets acquired and liabilities assumed:
Receivables	$2,852
Inventory	5,126
Other current assets (1)	1,628
Property, plant and equipment, net	1,810
Operating lease right-of-use assets	4,971
Intangible assets	5,471
Goodwill	4,827
Current liabilities	(4,190)
Noncurrent operating lease liabilities	(4,454)
Deferred income taxes	(1,751)
Net assets acquired		$16,290

(1)	The other current assets balance includes $0.9 million of cash acquired.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Intangible assets acquired of $5.5 million consist of customer relationships that will be amortized on a straight-line basis over the estimated useful life of 20 years. Goodwill of $4.8 million was allocated to the Engine Management Segment.  The goodwill reflects relationships, business specific knowledge and the replacement cost of an assembled workforce associated with personal reputations.  The intangible assets and goodwill are not deductible for tax purposes.

Revenues from the acquired business included in our consolidated statement of operations from the acquisition date through September 30, 2021 were $2 million.

Acquisition of Capital Stock of Trumpet Holdings, Inc. (“Trombetta”)

In May 2021, we acquired 100% of the capital stock of Trumpet Holdings, Inc., a Delaware corporation, (more commonly known as “Trombetta”), for $111.7 million, subject to certain post-closing adjustments.  Trombetta is a leading provider of power switching and power management products to Original Equipment (“OE”) customers in various markets. The acquired Trombetta business was paid for in cash funded by borrowings under our revolving credit facility with JPMorgan Chase Bank, N.A., as agent, and has manufacturing facilities in Milwaukee, Wisconsin; Sheboygan Falls, Wisconsin; Tijuana, Mexico, as well as a 70% ownership in a joint venture in Hong Kong, with operations in Shanghai and Wuxi, China (“Trombetta Asia, Ltd.”). The acquisition, to be reported as part of our Engine Management Segment, is an excellent fit for our strategy of expansion into the OE heavy duty market.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Revenues from the acquired business included in our consolidated statement of operations from the acquisition date through September 30, 2021 were $21.8 million.

Acquisition of Particulate Matter Sensor Business of Stoneridge, Inc. (“Soot Sensor”)

In March 2021, we agreed to acquire certain Soot Sensor product lines from Stoneridge, Inc. The product lines to be acquired manufacture sensors used in the exhaust and emission systems of diesel engines. The product lines are located in Stoneridge’s facilities in Lexington, Ohio and Tallinn, Estonia.  We are not acquiring these facilities, nor any of Stoneridge’s employees, and will be relocating the production lines to our engine management plants in Independence, Kansas and Bialystok, Poland, respectively.  The acquisition, to be reported as part of our Engine Management Segment, is an excellent fit for our strategy of expansion into the OE heavy duty market.  Customer relationships to be acquired include Volvo, CNHi and Hino.

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

The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed through September 30, 2021, based on their fair values (in thousands):

Purchase Price		$2,138
Assets acquired and liabilities assumed:
Inventory	$1,032
Machinery and equipment, net	351
Intangible assets	755
Net assets acquired		$2,138

Intangible assets acquired of approximately $0.8 million consist of customer relationships that will be amortized on a straight-line basis over the estimated useful life of 10 years.

Revenues from the acquired business included in our consolidated statement of operations from the acquisition date through September 30, 2021 were $6.2 million.

Note 4.  Restructuring and Integration Expenses

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of December 31, 2020 and September 30, 2021 and for the nine months ended September 30, 2021, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2020	$179	$—	$179
Restructuring and integration costs:
Amounts provided for during 2021	—	166	166
Cash payments	(90)	(166)	(256)
Exit activity liability at September 30, 2021	$89	$—	$89

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Integration Costs

Particulate Matter Sensor (“Soot Sensor”) Product Line Relocation

In connection with our acquisition in March 2021 of certain soot sensor product lines from Stoneridge, Inc., we incurred certain integration expenses in connection with the relocation of certain inventory, machinery, and equipment from Stoneridge’s facility in Lexington, Ohio to our existing facility in Independence, Kansas.  Integration expenses recognized and cash payments made of $166,000, during the nine months ended September 30, 2021, related to these relocation activities in our Engine Management segment. Total relocation expenses of approximately $400,000 are expected to be incurred related to the relocation. We anticipate that the soot sensor product line relocation will be completed within 12 months.

Restructuring Costs

Plant Rationalization Programs

The 2016 Plant Rationalization Program, which included the shutdown and sale of our Grapevine, Texas facility, and the 2017 Orlando Plant Rationalization Program, which included the shutdown our Orlando Florida facility, have been substantially completed.  Cash payments made of $90,000 during the nine months ended September 30, 2021, and the remaining aggregate liability of $89,000 consists of severance payments to former employees terminated in connection with these programs.

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

Pursuant to these agreements, we sold $232.5 million and $626.9 million of receivables during the three months and nine months ended September 30, 2021, respectively, and $213.3 million and $511.1 million for the comparable periods in 2020.  Receivables presented at financial institutions and not yet collected as of September 30, 2021 and December 31, 2020 were approximately $5.2 million and $50 million, respectively, and remained in our accounts receivable balance for those periods.  All receivables sold were reflected as a reduction of accounts receivable in the consolidated balance sheet at the time of sale.  A charge in the amount of $3 million and $8.7 million related to the sale of receivables was included in selling, general and administrative expense in our consolidated statements of operations for the three months and nine months ended September 30, 2021, respectively, and $3.5 million and $9.4 million for the comparable periods in 2020.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Note 6.  Inventories

Inventories, which are stated at the lower of cost (determined by means of the first-in, first-out method) and net realizable value, consist of the following:

	September 30, 2021	December 31, 2020
	(In thousands)
Finished goods	$279,147	$225,523
Work in process	14,842	10,711
Raw materials	120,668	109,268
Subtotal	414,657	345,502
Unreturned customer inventories	23,367	19,632
Total inventories	$438,024	$365,134

Note 7.  Acquired Intangible Assets

Acquired identifiable intangible assets consist of the following:

	September 30, 2021	December 31, 2020
	(In thousands)
Customer relationships	$157,119	$111,701
Patents, developed technology and intellectual property	14,123	723
Trademarks and trade names	8,880	6,980
Non-compete agreements	3,280	3,272
Supply agreements	800	800
Leaseholds	160	160
Total acquired intangible assets	184,362	123,636
Less accumulated amortization (1)	(76,491)	(70,221)
Net acquired intangible assets	$107,871	$53,415

(1)	Applies to all intangible assets, except for trademarks and trade names totaling $2.6 million, which have indefinite useful lives and, as such, are not being amortized.

Total amortization expense for acquired intangible assets was $2.4 million and $6.5 million for the three months and nine months ended September 30, 2021, respectively, and $2 million and $6.1 million for the comparable periods in 2020. Based on the current estimated useful lives assigned to our intangible assets, amortization expense is estimated to be $2.2 million for the remainder of 2021, $8.6 million in 2022, $8.3 million in 2023, $8.2 million in 2024 and $78 million in the aggregate for the years 2025 through 2041.

For information related to identified intangible assets acquired in the Stabil, Trombetta, and Soot Sensor acquisitions, see Note 3, “Business Acquisitions and Investments,” of the notes to our consolidated financial statements (unaudited).

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
The following tables provides quantitative disclosures related to our operating leases and includes all operating leases acquired in the Stabil and Trombetta acquisition from the date of acquisition (in thousands):

Balance Sheet Information	September 30, 2021	December 31, 2020
Assets
Operating lease right-of-use assets	$42,458	$29,958

Liabilities
Sundry payables and accrued expenses	$10,476	$8,719
Noncurrent operating lease liabilities	33,246	22,450
Total operating lease liabilities	$43,722	$31,169

Weighted Average Remaining Lease Term
Operating leases	5.4 Years	5 Years

Weighted Average Discount Rate
Operating leases	3.0%	3.6%

	Three Months Ended September 30,
Expense and Cash Flow Information	2021	2020
Lease Expense
Operating lease expense (a)	$2,547	$2,290

	Nine Months Ended September 30,
	2021	2020
Lease Expense
Operating lease expense (a)	$7,324	$6,906

Supplemental Cash Flow Information
Cash paid for the amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,271	$6,810
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$19,215	$611

(a)
Excludes expenses of approximately $0.3 million and $1.2 million for the three and nine months ended September 30, 2021, respectively, and approximately $0.7 million and $1.6 million for the comparable periods in 2020, respectively, related to non-lease components such as maintenance, property taxes, etc., and operating lease expense for leases with an initial term of 12 months or less which is not material.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Minimum Lease Payments

At September 30, 2021, we are obligated to make minimum lease payments through 2031, under operating leases, which are as follows (in thousands):

2021	$2,723
2022	10,422
2023	9,441
2024	7,128
2025	5,802
Thereafter	11,664
Total lease payments	$47,180
Less: Interest	(3,458)
Present value of lease liabilities	$43,722

Note 9.  Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	September 30, 2021	December 31, 2020
	(In thousands)
Revolving credit facilities	$128,938	$10,000
Other (1)	3,009	232
Total debt	$131,947	$10,232

Current maturities of debt	$131,879	$10,135
Long-term debt	68	97
Total debt	$131,947	$10,232

(1)
Other includes borrowings under our Polish overdraft facility of Zloty 11.6 million (approximately $2.9 million) and Zloty 0.4 million (approximately $0.1 million) as of September 30, 2021 and December 31, 2020, respectively.

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

Borrowings under the amended credit agreement are secured by substantially all of our assets, including accounts receivable, inventory and certain fixed assets, and those of certain of our subsidiaries.  Availability under the amended credit agreement is based on a formula of eligible accounts receivable, eligible drafts presented to the banks under our supply chain financing arrangements and eligible inventory.  After taking into account outstanding borrowings under the amended credit agreement, there was an additional $118.4 million available for us to borrow pursuant to the formula at September 30, 2021.  The loss of business of one or more of our key customers or, a significant reduction in purchases of our products from any one of them, could adversely impact availability under our revolving credit facility.

Outstanding borrowings under the credit agreement, which are classified as current liabilities, were $128.9 million and $10 million at September 30, 2021 and December 31, 2020, respectively; while letters of credit outstanding under the credit agreement were $2.6 million and $2.8 million at September 30, 2021 and December 31, 2020, respectively.  Borrowings under the credit agreement have been classified as current liabilities based upon accounting rules and certain provisions in the agreement.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
At September 30, 2021, the weighted average interest rate on our amended credit agreement was 1.4%, which consisted of $125 million in direct borrowings at 1.3% and an alternative base rate loan of $3.9 million at 3.5%.  At December 31, 2020, the weighted average interest rate on our amended credit agreement was 1.4%, which consisted of $10 million in direct borrowings.  During the nine months ended September 30, 2021, our average daily alternative base rate loan balance was $1 million, compared to a balance of $1.3 million for the nine months ended September 30, 2020 and a balance of $1.5 million for the year ended December 31, 2020.

At any time that our borrowing availability is less than the greater of either (a) $25 million, or 10% of the commitments if fixed assets are not included in the borrowing base, or (b) $31.25 million, or 12.5% of the commitments if fixed assets are included in the borrowing base, the terms of the amended credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain a fixed charge coverage ratio of 1:1 at the end of each fiscal quarter (rolling four quarters).  As of September 30, 2021, we were not subject to these covenants.  The amended credit agreement permits us to pay cash dividends of $20 million and make stock repurchases of $20 million in any fiscal year subject to a minimum availability of $25 million.  Provided specific conditions are met, the amended credit agreement also permits acquisitions, permissible debt financing, capital expenditures, and cash dividend payments and stock repurchases of greater than $20 million.

Polish Overdraft Facility

Our Polish subsidiary, SMP Poland sp. z.o.o., has entered into an overdraft facility with HSBC France (Spolka Akcyjna) Oddzial w Polsce, formerly HSBC Bank Polska S.A., for Zloty 30 million (approximately $7.5 million).  The facility, as amended, expires in December 2021.  Borrowings under the overdraft facility will bear interest at a rate equal to WIBOR + 1.5% and are guaranteed by Standard Motor Products, Inc., the ultimate parent company.  At September 30, 2021 and December 31, 2020, borrowings under the overdraft facility were Zloty 11.6 million (approximately $2.9 million) and Zloty 0.4 million (approximately $0.1 million), respectively.

Deferred Financing Costs

We have deferred financing costs of approximately $0.5 million and $0.7 million as of September 30, 2021 and December 31, 2020, respectively.  Deferred financing costs are related to our revolving credit facility.  Deferred financing costs as of September 30, 2021 are being amortized in the amounts of $0.1 million for the remainder of 2021, $0.2 million in 2022, and $0.2 million in 2023.

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

Performance-based shares issued to eligible employees are subject to a three-year measuring period and the achievement of performance targets and, depending upon the achievement of such performance targets, they may become vested no earlier than three years after the date of grant.  Each period we evaluate the probability of achieving the applicable targets, and we adjust our accrual accordingly.  Restricted shares (other than long-term retention restricted shares) and performance shares issued to certain key executives and directors are subject to a one or two-year holding period upon the lapse of the vesting period.  Forfeitures on stock grants are estimated at 5% for employees and 0% for executives and directors based on our evaluation of historical and expected future turnover.

Our restricted and performance-based share activity was as follows for the nine months ended September 30, 2021:

	Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2020	839,686	$34.77
Granted	211,375	38.49
Vested	(64,298)	31.60
Forfeited	(12,125)	39.21
Balance at September 30, 2021	974,638	$35.61

We recorded compensation expense related to restricted shares and performance-based shares of $6.8 million ($5.1 million, net of tax) and $5.7 million ($4.3 million, net of tax) for the nine months ended September 30, 2021 and 2020, respectively. The unamortized compensation expense related to our restricted and performance-based shares was $18.3 million at September 30, 2021, and is expected to be recognized as they vest over a weighted average period of 3.9 years and 0.6 years for employees and directors, respectively.

Note 11.  Employee Benefits

We provide certain medical and dental care benefits to 16 former U.S. union employees.  The postretirement medical and dental benefit obligation to the former union employees as of September 30, 2021, and the related net periodic benefit cost for the plan for the three and nine months ended September 30, 2021 and 2020 were not material.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
We also have an Employee Stock Ownership Plan and Trust for employees who are not covered by a collective bargaining agreement.  In connection therewith, we maintain an employee benefits trust to which we contribute shares of treasury stock.  We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under the plan. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released.  The trustees will vote the shares in accordance with their fiduciary duties.  During the nine months ended September 30, 2021, we contributed to the trust an additional 61,800 shares from our treasury and released 61,800 shares from the trust leaving 200 shares remaining in the trust as of September 30, 2021.

Note 12.  Earnings Per Share

The following are reconciliations of the net earnings attributable to SMP and the shares used in calculating basic and dilutive net earnings per common share attributable to SMP (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Earnings Attributable to SMP -
Earnings from continuing operations	$29,172	$36,212	$79,331	$57,675
Loss from discontinued operations	(5,122)	(7,587)	(7,139)	(9,456)
Net earnings attributable to SMP	$24,050	$28,625	$72,192	$48,219

Basic Net Earnings Per Common Share Attributable to SMP -
Earnings from continuing operations per common share	$1.32	$1.62	$3.57	$2.58
Loss from discontinued operations per common share	(0.23)	(0.34)	(0.32)	(0.42)
Net earnings per common share attributable to SMP	$1.09	$1.28	$3.25	$2.16

Weighted average common shares outstanding	22,090	22,349	22,201	22,372

Diluted Net Earnings Per Common Share Attributable to SMP -
Earnings from continuing operations per common share	$1.29	$1.59	$3.50	$2.53
Loss from discontinued operations per common share	(0.22)	(0.33)	(0.32)	(0.41)
Net earnings per common share attributable to SMP	$1.07	$1.26	$3.18	$2.12

Weighted average common shares outstanding	22,090	22,349	22,201	22,372
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock and performance-based stock	454	409	477	423
Weighted average common shares outstanding – Diluted	22,544	22,758	22,678	22,795

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
The shares listed below were not included in the computation of diluted net earnings per common share attributable to SMP because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Restricted and performance-based shares	291	268	277	271

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

The following tables show our net sales, intersegment revenue and operating income for each reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Sales (a)
Engine Management	$247,151	$229,554	$692,385	$603,825
Temperature Control	119,075	110,393	288,019	234,227
All Other	4,084	3,662	8,535	7,798
Consolidated	$370,310	$343,609	$988,939	$845,850

Intersegment Revenue (a)
Engine Management	$7,278	$4,725	$17,822	$11,405
Temperature Control	2,254	1,784	7,226	4,562
All Other	(9,532)	(6,509)	(25,048)	(15,967)
Consolidated	$—	$—	$—	$—

Operating Income
Engine Management	$27,854	$36,409	$89,352	$74,564
Temperature Control	16,695	16,641	33,516	20,260
All Other	(6,011)	(5,086)	(18,081)	(16,516)
Consolidated	$38,538	$47,964	$104,787	$78,308

(a)	Segment net sales include intersegment sales in our Engine Management and Temperature Control segments.

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

The following tables provide disaggregation of net sales information for the three months and nine months ended September 30, 2021 and 2020 (in thousands):

Three months ended September 30, 2021 (a)	Engine Management	Temperature Control	Other (b)	Total
Geographic Area:
United States	$210,639	$114,059	$—	$324,698
Canada	9,731	4,566	4,084	18,381
Asia	12,269	35	—	12,304
Mexico	6,381	100	—	6,481
Europe	6,900	114	—	7,014
Other foreign	1,231	201	—	1,432
Total	$247,151	$119,075	$4,084	$370,310
Major Product Group:
Ignition, emission control, fuel and safety related system products	$208,443	$—	$2,249	$210,692
Wire and cable	38,708	—	(42)	38,666
Compressors	—	75,080	1,184	76,264
Other climate control parts	—	43,995	693	44,688
Total	$247,151	$119,075	$4,084	$370,310
Major Sales Channel:
Aftermarket	$178,181	$110,393	$4,084	$292,658
OE/OES	62,043	8,200	—	70,243
Export	6,927	482	—	7,409
Total	$247,151	$119,075	$4,084	$370,310
Three months ended September 30, 2020 (a)	Engine Management	Temperature Control	Other (b)	Total
Geographic Area:
United States	$204,537	$106,738	$—	$311,275
Canada	7,860	3,216	3,662	14,738
Asia	8,116	1	—	8,117
Mexico	5,016	92	—	5,108
Europe	2,634	67	—	2,701
Other foreign	1,391	279	—	1,670
Total	$229,554	$110,393	$3,662	$343,609

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Three months ended September 30, 2020 (a)	Engine Management	Temperature Control	Other (b)	Total
Major Product Group:
Ignition, emission control, fuel and safety related system products	$190,891	$—	$2,045	$192,936
Wire and cable	38,663	—	138	38,801
Compressors	—	70,785	678	71,463
Other climate control parts	—	39,608	801	40,409
Total	$229,554	$110,393	$3,662	$343,609
Major Sales Channel:
Aftermarket	$191,844	$103,488	$3,662	$298,994
OE/OES	33,369	6,622	—	39,991
Export	4,341	283	—	4,624
Total	$229,554	$110,393	$3,662	$343,609

Nine months ended September 30, 2021 (a)	Engine Management	Temperature Control	Other (b)	Total
Geographic Area:
United States	$594,014	$274,035	$—	$868,049
Canada	25,738	12,524	8,535	46,797
Asia	31,351	179	—	31,530
Mexico	18,988	281	—	19,269
Europe	17,301	331	—	17,632
Other foreign	4,993	669	—	5,662
Total	$692,385	$288,019	$8,535	$988,939
Major Product Group:
Ignition, emission control, fuel and safety related system products	$574,595	$—	$5,750	$580,345
Wire and cable	117,790	—	(177)	117,613
Compressors	—	178,031	1,588	179,619
Other climate control parts	—	109,988	1,374	111,362
Total	$692,385	$288,019	$8,535	$988,939
Major Sales Channel:
Aftermarket	$520,183	$263,841	$8,535	$792,559
OE/OES	152,171	22,684	—	174,855
Export	20,031	1,494	—	21,525
Total	$692,385	$288,019	$8,535	$988,939
Nine Months ended September 30, 2020 (a)	Engine Management	Temperature Control	Other (b)	Total
Geographic Area:
United States	$532,807	$224,384	$—	$757,191
Canada	18,974	8,613	7,798	35,385
Asia	25,791	140	—	25,931
Mexico	14,539	192	—	14,731
Europe	8,508	265	—	8,773
Other foreign	3,206	633	—	3,839
Total	$603,825	$234,227	$7,798	$845,850

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Nine Months ended September 30, 2020 (a)	Engine Management	Temperature Control	Other (b)	Total
Major Product Group:
Ignition, emission control, fuel and safety related system products	$498,204	$—	$5,370	$503,574
Wire and cable	105,621	—	130	105,751
Compressors	—	141,011	1,029	142,040
Other climate control parts	—	93,216	1,269	94,485
Total	$603,825	$234,227	$7,798	$845,850
Major Sales Channel:
Aftermarket	$493,903	$214,319	$7,798	$716,020
OE/OES	96,840	19,097	—	115,937
Export	13,082	811	—	13,893
Total	$603,825	$234,227	$7,798	$845,850

(a)	Segment net sales include intersegment sales in our Engine Management and Temperature Control segments.

(b)
Other consists of the elimination of intersegment sales from our Engine Management and Temperature Control segments as well as sales from our Canadian business unit that does not meet the criteria of a reportable operating segment. Intersegment wire and cable sales for the three months and nine months ended September 30, 2021 exceeded third party sales from our Canadian business unit.

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

Major Sales Channel

In the aftermarket channel, we sell our products to warehouse distributors and retailers.  Our customers buy directly from us and sell directly to jobber stores, professional technicians and to “do-it-yourselfers” who perform automotive repairs on their personal vehicles.  In the OE and Original Equipment Service (“OES”) channel, we sell our products to original equipment manufacturers who redistribute our products within their distribution network, independent dealerships and service dealer technicians.  Lastly, in the Export channel, our domestic entities sell to customers outside the United States.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 16.  Commitments and Contingencies

Asbestos

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying statement of operations.  When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001, and the amounts paid for settlements, awards of asbestos-related damages, and defense of such claims.  At September 30, 2021, approximately 1,585 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through September 30, 2021, the amounts paid for settled claims and awards of asbestos-related damages, including interest, were approximately $53.4 million.  We do not have insurance coverage for the indemnity and defense costs associated with the claims we face.

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

In accordance with our policy to perform an annual actuarial evaluation in the third quarter of each year, an updated actuarial study was performed as of August 31, 2021.  The results of the August 31, 2021 study included an estimate of our undiscounted liability for settlement payments and awards of asbestos-related damages, excluding legal costs and any potential recovery from insurance carriers, ranging from $60.9 million to $100.2 million for the period through 2065.  The change from the updated prior year study, which was performed in December of 2020, was a $2.1 million decrease for the low end of the range and a $1.1 million increase for the high end of the range.  The change in the estimated undiscounted liability from the updated prior year study at both the low end and high end of the range reflects our actual experience, our historical data and certain assumptions with respect to events that may occur in the future.  Based upon the results of the August 31, 2021 actuarial study, in September 2021, we increased our asbestos liability to $60.9 million, the low end of the range, and recorded an incremental pre-tax provision of $5.3 million in earnings (loss) from discontinued operations in the accompanying statement of operations. Future legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operations in the accompanying statement of operations, are estimated, according to the August 2021 study, to range from $49.4 million to $99.3 million for the period through 2065.  Total operating cash outflows related to discontinued operations, which include settlements, awards of asbestos-related damages and legal costs, net of taxes, were $7.3 million and $4.7 million for the nine months ended September 30, 2021 and 2020, respectively.

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

Warranties

We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time of the product depending on the nature of the product.  As of September 30, 2021 and 2020, we have accrued $18.9 million and $20.5 million, respectively, for estimated product warranty claims included in accrued customer returns. The accrued product warranty costs are based primarily on historical experience of actual warranty claims.

The following table provides the changes in our product warranties (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Balance, beginning of period	$18,213	$17,760	$17,663	$17,175
Liabilities accrued for current year sales	27,381	26,954	72,720	71,816
Settlements of warranty claims	(26,730)	(24,195)	(71,519)	(68,472)
Balance, end of period	$18,864	$20,519	$18,864	$20,519

Index
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements in this Report are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects,” “strategies” and similar expressions. These statements represent our expectations based on current information and assumptions and are inherently subject to risks and uncertainties.  Our actual results could differ materially from those which are anticipated or projected as a result of certain risks and uncertainties, including, but not limited to, changes or loss in business relationships with our major customers and in the timing, size and continuation of our customers’ programs; changes in our supply chain financing arrangements, such as changes in terms, termination of contracts and/or the impact of rising interest rates; the ability of our customers to achieve their projected sales; competitive product and pricing pressures; increases in production or material costs, including procurement costs resulting from higher tariffs, that cannot be recouped in product pricing; the performance of the aftermarket, heavy duty, industrial equipment and original equipment markets; changes in the product mix and distribution channel mix; economic and market conditions; successful integration of acquired businesses; our ability to achieve benefits from our cost savings initiatives; product liability and environmental matters (including, without limitation, those related to asbestos-related contingent liabilities and remediation costs at certain properties); the effects of widespread public health crises, including the coronavirus (COVID-19) pandemic; as well as other risks and uncertainties, such as those described under Risk Factors, Quantitative and Qualitative Disclosures About Market Risk and those detailed herein and from time to time in the filings of the Company with the SEC. Forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. In addition, historical information should not be considered as an indicator of future performance.  The following discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, included elsewhere in this Report.

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

Seasonality

Historically, our operating results have fluctuated by quarter, with the greatest sales occurring in the second and third quarters of the year and revenues generally being recognized at the time of shipment. It is in these quarters that demand for our products is typically the highest, specifically in the Temperature Control Segment of our business.  In addition to this seasonality, the demand for our temperature control products during the second and third quarters of the year may vary significantly with the summer weather and customer inventories.  Ordinarily, a warm summer, as we experienced in 2020, would increase the demand for our temperature control products, while a somewhat mild summer, as we experienced in 2019, may lessen such demand.  While the COVID-19 pandemic caused large shifts in sales demand between quarters in 2020, our business has returned to a more normalized pattern of seasonality and variability in demand of our Temperature Control products in 2021. As such, our working capital requirements are expected to have peaked near the end of the second quarter, as the inventory build‑up of air conditioning products is converted to sales and payments on the receivables associated with such sales have yet to be received.  During this period, our working capital requirements are typically funded by borrowing from our revolving credit facility.

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

Index
Impact of the Coronavirus (“COVID-19”)

On an ongoing basis, we continue to monitor the impact, if any, of COVID-19 on the global economy, our industry, business, and the markets that we serve.  In response to the COVID-19 pandemic, in 2020, we established a committee, comprised of our executive officers, to oversee the Company’s risk identification, management and mitigation strategies regarding the impact of the pandemic on our business and operations.  The committee continues to meet on a regular basis, monitoring events related to the pandemic and any appropriate actions to be taken.  Among the issues that are actively being monitored by the committee are the general state of economic conditions, governmental measures in response to the pandemic, the spread of the Delta variant, and the enactment of policies and practices to ensure the health and safety of our employees, contractors and customers, as well as customer demand for our products and any potential disruptions in our supply chain.

As related to the performance of our business, we were declared an essential business under national and regional shelter-in-place orders and, as such, our business operations continued throughout 2020.  After a downturn in net sales initially in the second quarter of 2020, customer orders strengthened in the last half of the second quarter and continued throughout 2020, resulting in strong net sales for the year ended December 31, 2020.  Net sales during 2021 continued back to a more normalized level, as we experienced strong demand for our products, and a seasonal trend that was more in line with years prior to 2020.

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

Impact of Global Supply Chain Disruption and Inflation

Disruptions in the global economy in 2020 and the lingering impacts into 2021 have impeded global supply chains, resulted in longer lead times and delays in procuring component parts and raw materials, and resulted in inflationary cost increases in certain raw materials, labor and transportation.  In response to the global supply chain volatility and inflationary cost increases, we have taken, and continue to take, several actions to mitigate the impact by working closely with our suppliers and customers to minimize any potential adverse impacts on our business, including initiating cost savings initiatives and the pass through of higher costs to our customers which will begin in the fourth quarter of 2021.  We expect these inflationary trends to continue for some time, and while we believe that we will be able to somewhat offset the impact, there can be no assurances that unforeseen future events in the global supply chain, and inflationary pressures, will not have a material adverse effect on our business, financial condition and results of operations.

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

Index
Interim Results of Operations:

Comparison of the Three Months Ended September 30, 2021 to the Three Months Ended September 30, 2020

Sales.  Consolidated net sales for the three months ended September 30, 2021 were $370.3 million, an increase of $26.7 million, or 7.8%, compared to $343.6 million in a very strong same period of 2020, when business was surging as we emerged from the pandemic related lockdowns.  Consolidated net sales increased in both our Engine Management and Temperature Control Segments, with the majority of our net sales to customers located in the United States.

The following table summarizes consolidated net sales by segment and by major product group within each segment for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020
Engine Management:
Ignition, Emission Control, Fuel and Safety Related System Products	$208,443	$190,891
Wire and Cable	38,708	38,663
Total Engine Management	247,151	229,554

Temperature Control:
Compressors	75,080	70,785
Other Climate Control Parts	43,995	39,608
Total Temperature Control	119,075	110,393

All Other	4,084	3,662

Total	$370,310	$343,609

Engine Management’s net sales increased $17.6 million, or 7.7%, to $247.2 million for the three months ended September 30, 2021.  Net sales in ignition, emission control, fuel and safety related system products for the three months ended September 30, 2021 were $208.4 million, an increase of $17.5 million, or 9.2%, compared to $190.9 million in the same period of 2020.  Net sales in the wire and cable product group for the three months ended September 30, 2021 were $38.7 million, essentially flat when compared to the three months ended September 30, 2020.  Engine Management’s net sales increased in the third quarter of 2021 when compared to the same period in 2020, reflecting the impact of successful customer initiatives in the marketplace, new business wins, and continued strong customer demand, along with incremental net sales from our soot sensor, Trombetta and Stabil acquisitions.  These impacts more than offset the impact of the lower net sales from the decision, in December 2020, of a large retail customer to pursue a private brand strategy.

Incremental net sales from our soot sensor, Trombetta and Stabil acquisitions of $20.5 million were included in the net sales of the ignition, emission control, fuel and safety related system products market from the date of acquisition through September 30, 2021.  Compared to the third quarter of 2020, excluding the incremental net sales from the acquisitions, net sales in the ignition, emission control, fuel and safety related products market decreased $3 million, or 1.6%, and Engine Management net sales decreased $2.9 million, or 1.3%, as the aforementioned sales efforts almost completely overcame the loss of a customer.

Temperature Control’s net sales increased $8.7 million, or 7.9%, to $119.1 million for the three months ended September 30, 2021.  Net sales in the compressors product group for the three months ended September 30, 2021 were $75.1 million, an increase of $4.3 million, or 6.1%, compared to $70.8 million in the same period of 2020.  Net sales in the other climate control parts product group for the three months ended September 30, 2021 were $44 million, an increase of $4.4 million, or 11.1%, compared to $39.6 million in the three months ended September 30, 2020.  Temperature Control’s increase in net sales for the third quarter of 2021 compared to the same period in 2020 reflects the impact of continued strong customer demand stemming from the impact of very warm summer weather conditions and the replenishment of customer inventory levels.  Demand for our Temperature Control products may vary significantly with summer weather conditions and customer inventory levels.

Index
Gross Margins.  Gross margins, as a percentage of consolidated net sales, decreased to 28.4% in the third quarter of 2021, compared to 31.4% in the third quarter of 2020.  The following table summarizes gross margins by segment for the three months ended September 30, 2021 and 2020, respectively (in thousands):

Three Months Ended September 30,	Engine Management	Temperature Control	Other	Total
2021
Net sales	$247,151	$119,075	$4,084	$370,310
Gross margins	66,714	33,815	4,676	105,205
Gross margin percentage	27%	28.4%	—	28.4%

2020
Net sales	$229,554	$110,393	$3,662	$343,609
Gross margins	72,361	32,212	3,175	107,748
Gross margin percentage	31.5%	29.2%	—	31.4%

Compared to the third quarter of 2020, gross margins at Engine Management decreased 4.5 percentage points from 31.5% to 27%, while gross margins at Temperature Control decreased 0.8 percentage points from 29.2% to 28.4%. The gross margin percentage decrease in Engine Management compared to the prior year reflects primarily the unfavorable impact of lower fixed cost absorption due to more normalized production levels, inflationary cost increases in certain raw materials, labor and transportation, and a higher mix of heavy duty OE sales from recent acquisitions, which has a different margin profile than our aftermarket business with lower gross margins but comparable operating margins.  Unusually high production volumes in the third quarter of 2020, as we rebuilt inventories in response to strong customer demand, fueled by the overall recovery from the COVID-19 pandemic, favorably impacted Engine Management gross margins during the third quarter of 2020.

The slight gross margin percentage decrease in gross margin at Temperature Control compared to the prior year reflects the impact of inflationary cost increases in certain raw materials, labor and transportation, in spite of the continued strong year-over-year production volumes.  While we anticipate continued margin pressures at both Engine Management and Temperature Control resulting from inflationary cost increases, we believe that our annual cost savings initiatives, and our ability to pass through higher prices to our customers, will help to offset the impact of the anticipated inflationary increases on our margins.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) were $66.5 million, or 18% of consolidated net sales, in the third quarter of 2021, as compared to $59.5 million, or 17.3% of consolidated net sales, in the third quarter of 2020.  The $7 million increase in SG&A expenses as compared to the third quarter of 2020 is principally due to (1) higher distribution costs associated with higher sales volumes and the impact of an increase in freight costs, (2) higher selling, marketing and employee compensation costs, and (3) the impact of incremental expenses of $3 million from our soot sensor, Trombetta and Stabil acquisitions, including amortization of intangible assets acquired.  The lower than historical SG&A expense percentage of consolidated net sales achieved in the third quarter of 2021 reflects the impact of discretionary cost reduction measures implemented in 2020 and carried over into 2021, along with better expense leverage given the higher sales volumes.

Restructuring and Integration Expenses.  Restructuring and integration expenses for the third quarter of 2021 were $0.2 million compared to restructuring and integration expenses of $0.3 million for the third quarter of 2020.  Restructuring and integration expenses incurred in the third quarter of 2021 relate to the relocation in our Engine Management Segment of certain inventory, machinery, and equipment acquired in our March 2021 soot sensor acquisition; while restructuring and integration expenses incurred in the third quarter of 2020 relate to the increase in environmental cleanup costs for ongoing monitoring and remediation in connection with the prior closure of our manufacturing operations at our Long Island City, New York location.

Index
Operating Income.  Operating income decreased to $38.5 million, or 10.4% of consolidated net sales, in the third quarter of 2021, compared to $48 million, or 14% of consolidated net sales, in the third quarter of 2020.  The year-over-year decrease in operating income of $9.5 million is the result of the impact of lower gross margins as a percentage of consolidated net sales and higher SG&A expenses, which more than offset the impact of higher consolidated net sales. Operating income of 10.4% of consolidated net sales achieved in the third quarter of 2021 is in line with historical third quarter operating margin percentages achieved.

Other Non-Operating Income, Net.  Other non-operating income, net was $0.8 million in the third quarter of 2021, compared to $0.5 million in the third quarter of 2020.  The year-over-year increase in other non-operating income, net results primarily from the increase in year-over-year equity income from our joint ventures, partially offset by the unfavorable impact of changes in foreign currency exchange rates.

Interest Expense.  Interest expense increased to $0.7 million in the third quarter of 2021, compared to $0.5 million in the third quarter of 2020.  The year-over-year increase in interest expense reflects the impact of higher average outstanding borrowings under our revolving credit facility in 2021 when compared to 2020 offset, in part, by the impact of lower year-over-year average interest rates.

Income Tax Provision.  The income tax provision in the third quarter of 2021 was $9.5 million at an effective tax rate of 24.5% compared to $11.8 million at an effective tax rate of 24.6% for the same period in 2020.  The effective tax rate was essentially flat year-over-year.

Loss from Discontinued Operations.  Loss from discontinued operations, net of income tax, during the third quarter of 2021 and 2020, reflects information contained in the actuarial studies performed as of August 31, 2021 and 2020, other information available and considered by us, and legal expenses associated with our asbestos related liability.  During the third quarter of 2021 and 2020, we recorded a loss of $5.1 million and $7.6 million from discontinued operations, respectively. The loss from discontinued operations for the third quarter of 2021 and 2020 includes a $5.3 million and an $8.7 million pre-tax provision, respectively, to increase our indemnity liability in line with the August 31, 2021 and 2020 actuarial studies.  As discussed more fully in Note 16, “Commitments and Contingencies” in the notes to our consolidated financial statements (unaudited), we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Net Earnings Attributable to Noncontrolling Interest.  In May 2021, we acquired the Trombetta business for $111.7 million, subject to certain post-closing adjustments.  As part of the acquisition, we acquired a 70% ownership in a joint venture in Hong Kong, with operations in Shanghai and Wuxi, China (“Trombetta Asia, Ltd.”).  Net earnings attributable to the noncontrolling interest of $13,000 during the third quarter of 2021 represents 30% of the net earnings of Trombetta Asia, Ltd. during the three months ended September 30, 2021.

Index
Comparison of the Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020

Sales.  Consolidated net sales for the nine months ended September 30, 2021 were $988.9 million, an increase of $143 million, or 16.9%, compared to $845.9 million in the same period of 2020, which was adversely impacted in the first half of 2020 by the pandemic.  Consolidated net sales increased in both our Engine Management and Temperature Control Segments, with the majority of our net sales to customers in the United States.

The following table summarizes consolidated net sales by segment and by major product group within each segment for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Engine Management:
Ignition, Emission Control, Fuel and Safety Related System Products	$574,595	$498,204
Wire and Cable	117,790	105,621
Total Engine Management	692,385	603,825

Temperature Control:
Compressors	178,031	141,011
Other Climate Control Parts	109,988	93,216
Total Temperature Control	288,019	234,227

All Other	8,535	7,798

Total	$988,939	$845,850

Engine Management’s net sales increased $88.6 million, or 14.7%, to $692.4 million for the first nine months of 2021.  Net sales in ignition, emission control, fuel and safety related system products for the nine months ended September 30, 2021 were $574.6 million, an increase of $76.4 million, or 15.3%, compared to $498.2 million in the same period of 2020.  Net sales in the wire and cable product group for the nine months ended September 30, 2021 were $117.8 million, an increase of $12.2 million, or 11.5%, compared to $105.6 million in the nine months ended September 30, 2020.  Engine Management’s increase in net sales for the first nine months of 2021 compared to the same period in 2020 reflects the impact of successful customer initiatives in the marketplace, new business wins, continued strong customer demand, and incremental net sales from our soot sensor, Trombetta and Stabil acquisitions, along with the favorable year-over-year impact of having lower net sales in the first nine months of 2020 due to the general weakness in the economy caused by the COVID-19 pandemic.  The favorable net sales results achieved by Engine Management in the first nine months of 2021 more than offset the impact of the lower net sales from the decision, in December 2020, of a large retail customer to pursue a private brand strategy.

Incremental net sales from our soot sensor, Trombetta and Stabil acquisitions of $30 million were included in the net sales of the ignition, emission control, fuel and safety related system products market from the date of acquisition through September 30, 2021.  Compared to the first nine months of 2020, excluding the incremental net sales from the acquisitions, net sales in the ignition, emission control, fuel and safety related products market increased $46.4 million, or 9.3%, and Engine Management net sales increased $58.6 million, or 9.7%.

Temperature Control’s net sales increased $53.8 million, or 23%, to $288 million for the first nine months of 2021.  Net sales in the compressors product group for the nine months ended September 30, 2021 were $178 million, an increase of $37 million, or 26.2%, compared to $141 million in the same period of 2020.  Net sales in the other climate control parts product group for the nine months ended September 30, 2021 were $110 million, an increase of $16.8 million, or 18%, compared to $93.2 million in the nine months ended September 30, 2020.  Temperature Control’s increase in net sales for the first nine months of 2021 compared to the same period in 2020 reflects the impact of continued strong customer demand stemming from the impact of very warm summer weather conditions and the replenishment of customer inventory levels, along with the favorable year-over-year impact of having lower net sales in the first nine months of 2020 due to the general weakness in the economy caused by the COVID-19 pandemic.  Demand for our Temperature Control products may vary significantly with summer weather conditions and customer inventory levels.

Index
Gross Margins.  Gross margins, as a percentage of consolidated net sales, increased to 29.1% in the first nine months of 2021, compared to 28.7% during the same period in 2020.  The following table summarizes gross margins by segment for the nine months ended September 30, 2021 and 2020, respectively (in thousands):

Nine Months Ended September 30,	Engine Management	Temperature Control	Other	Total
2021
Net sales	$692,385	$288,019	$8,535	$988,939
Gross margins	199,231	78,468	10,562	288,261
Gross margin percentage	28.8%	27.2%	—	29.1%

2020
Net sales	$603,825	$234,227	$7,798	$845,850
Gross margins	175,296	60,828	6,377	242,501
Gross margin percentage	29%	26%	—	28.7%

Compared to the first nine months of 2020, gross margins at Engine Management decreased 0.2 percentage points from 29% to 28.8%, while gross margins at Temperature Control increased 1.2 percentage points from 26% to 27.2%.  The gross margin percentage decrease in Engine Management compared to the prior year reflects the impact of the lower gross margins achieved in the third quarter of 2021 compared to the third quarter of 2020, resulting from lower fixed cost absorption due to more normalized production levels, inflationary cost increases in certain raw materials, labor and transportation, which began in the second quarter of 2021, and a higher mix of heavy duty OE sales from recent acquisitions, which has a different margin profile than our aftermarket business with lower gross margins but comparable operating margins.  Engine Management gross margins in the first half of 2021 were favorably impacted by higher year-over-year absorption due to higher production volumes to build inventory levels, and the impact of year-over-year production variances carried over from the prior year, both of which did not recur in the third quarter of 2021.

The gross margin percentage increase in Temperature Control compared to the prior year reflects the favorable impact during the first nine months of 2021 of higher year-over-year absorption due to higher production volumes, which more than offset the unfavorable impact in the third quarter of 2021 of inflationary cost increases in certain raw materials, labor and transportation.  While we anticipate continued margin pressures at both Engine Management and Temperature Control resulting from inflationary cost increases, we believe that our annual cost initiatives, and our ability to pass through higher prices to our customers, will help to offset the impact of the inflationary increases on our margins.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) were $183.3 million, or 18.5% of consolidated net sales, in the first nine months of 2021, as compared to $163.7 million, or 19.4% of consolidated net sales in the first nine months of 2020.  The $19.6 million increase in SG&A expenses as compared to the first nine months of 2020 is principally due to (1) higher distribution costs associated with higher sales volumes and the impact of an increase in freight costs, (2) higher selling, marketing and employee compensation costs, and (3) the impact of incremental expenses of $4.2 million from our soot sensor, Trombetta and Stabil acquisitions, including amortization of intangible assets acquired.  The lower year-over-year SG&A expense percentage of consolidated net sales reflects the impact of discretionary cost reduction measures implemented in 2020 and carried over into 2021, and higher year-over-year sales volumes.

Index
Restructuring and Integration Expenses.  Restructuring and integration expenses for the nine months ended September 30, 2021 were $0.2 million compared to restructuring and integration expenses of $0.5 million in the same period of 2020.  Restructuring and integration expenses incurred in the first nine months  of 2021 relate to the relocation in our Engine Management Segment of certain inventory, machinery, and equipment acquired in our March 2021 soot sensor acquisition; while restructuring and integration expenses incurred in the first nine months of 2020 relate to (1) the increase in environmental cleanup costs for ongoing monitoring and remediation in connection with the prior closure of our manufacturing operations at our Long Island City, New York location, and (2) costs related to the residual relocation activities in our Engine Management segment in connection with our integration of the Pollak business of Stoneridge, Inc., acquired in April 2019.

Operating Income.  Operating income was $104.8 million, or 10.6% of consolidated net sales, in the first nine months of 2021, compared to $78.3 million, or 9.3% of consolidated net sales, for the same period in 2020.  The year-over-year increase in operating income of $26.5 million is the result of the impact of higher consolidated net sales, and higher gross margins as a percentage of consolidated net sales, which more than offset the impact of higher SG&A expenses.  Operating income of 10.6% of consolidated net sales achieved in the first nine months of 2021 is in line historical operating margin percentages achieved.

Other Non-Operating Income, Net.  Other non-operating income, net was $2.2 million in the first nine months of 2021, compared to $0.6 million in the first nine months of 2020.  The year-over-year increase in other non-operating income, net results primarily from the increase in year-over-year equity income from our joint ventures, partially offset by the unfavorable impact of changes in foreign currency exchange rates.  During the first quarter of 2020, our joint ventures in China experienced temporary shutdowns due to the impact of the COVID-19 pandemic, resulting in significantly lower equity income.  In March 2020, the joint ventures reopened and resumed manufacturing and distribution.

Interest Expense.  Interest expense decreased to $1.4 million in the first nine months of 2021, compared to $2.1 million for the same period in 2020.  The year-over-year decrease in interest expense reflects the impact of lower average outstanding borrowings in the first nine months of 2021 when compared to first nine months of 2020, and lower year-over-year average interest rates on our revolving credit facility.

Income Tax Provision.  The income tax provision for the nine months ended September 30, 2021 was $26.3 million at an effective tax rate of 24.9%, compared to $19.1 million at an effective tax rate of 24.9% for the same period in 2020. The effective tax rate was essentially flat year-over-year.

Loss from Discontinued Operations.  Loss from discontinued operations, net of income tax, during the nine months ended September 30, 2021 and 2020, reflects information contained in the actuarial studies performed as of August 31, 2021 and 2020, other information available and considered by us, and legal expenses associated with our asbestos related liability.  During the first nine months of 2021 and 2020, we recorded a loss of $7.1 million and $9.5 million from discontinued operations, respectively.  The loss from discontinued operations for the nine months ended September 30, 2021 and 2020 includes a $5.3 million and $8.7 million pre-tax provision, respectively, to increase our indemnity liability in line with the August 31, 2021 and 2020 actuarial studies.  As discussed more fully in Note 16, “Commitments and Contingencies” in the notes to our consolidated financial statements (unaudited), we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Net Earnings Attributable to Noncontrolling Interest.  In May 2021, we acquired the Trombetta business for $111.7 million, subject to certain post-closing adjustments.  As part of the acquisition, we acquired a 70% ownership in a joint venture in Hong Kong, with operations in Shanghai and Wuxi, China (“Trombetta Asia, Ltd.”).  Net earnings attributable to the noncontrolling interest of $32,000 during the nine months ended September 30, 2021 represents 30% of the net earnings of Trombetta Asia, Ltd. from the date of acquisition through September 30, 2021.

Index
Restructuring and Integration Programs

In connection with our soot sensor acquisition in March 2021, we incurred integration expenses of $0.2 million during the third quarter of 2021, in our Engine Management segment, relating to the relocation of certain inventory, machinery, and equipment to our facility in Independence, Kansas.  We anticipate total relocation expenses to approximate $0.4 million and expect the relocation to be completed within 12 months.

All of our other restructuring and integration programs are substantially completed.  For a detailed discussion of restructuring and integration costs, see Note 4, “Restructuring and Integration Expenses,” of the notes to our consolidated financial statements (unaudited).

Liquidity and Capital Resources

Operating Activities. During the first nine months of 2021, cash provided by operating activities was $79.1 million compared to cash provided by operating activities of $78.6 million in the same period of 2020. The increase in cash provided by operating activities resulted primarily from the increase in net earnings, the smaller year-over-year increase in accounts receivable, and the increase in accounts payable compared to a decrease in accounts payable in the prior year, partially offset by the increase in inventories compared to the decrease in inventories in the prior year, the smaller year-over-year increase in sundry payables and accrued expenses, and the smaller year-over-year decrease in prepaid expenses and other current assets.

Net earnings during the first nine months of 2021 were $72.2 million compared to $48.2 million in the first nine months of 2020.  During the first nine months of 2021, (1) the increase in accounts receivable was $15.3 million compared to the year-over-year increase in accounts receivable of $83.9 million in 2020; (2) the increase in inventories was $52.7 million compared to the year-over-year decrease in inventories of $53.3 million in 2020; (3) the increase in accounts payable was $24.2 million compared to the year-over-year decrease in accounts payable of $13.1 million in 2020; (4) the decrease in prepaid expenses and other current assets was $2.3 million compared to the year-over-year decrease in prepaid expenses and other current assets of $5.6 million in 2020; and (5) the increase in sundry payables and accrued expenses was $18.9 million compared to the year-over-year increase in sundry payables of $31.7 million in 2020.  The increase in inventories during the first nine months of 2021 reflects actions taken to meet continued strong customer demand, to replenish stock levels, which were depleted after record sales in the last half of 2020, and to serve as a hedge against the global disruptions in the supply chain.  We continue to actively manage our working capital to maximize our operating cash flow.

Investing Activities.  Cash used in investing activities was $144 million in the first nine months of 2021, compared to $13.2 million in the same period of 2020.  Investing activities during the first nine months of 2021 consisted of (1) the payment of $15.4 million, net of $0.9 million of cash acquired, for our acquisition of 100% of the capital stock of Stabil Operative Group GmbH, a German company, (“Stabil”); (2) the payment of $107.1 million, net of $4.6 million of cash acquired, for our acquisition of 100% of the capital stock of Trumpet Holdings, Inc., a Delaware corporation, (“Trombetta”); (3) the payment of $2.1 million for our acquisition of certain assets of the soot sensor product lines from Stoneridge, Inc.; and (4) capital expenditures of $19.4 million.  Investing activities during the first nine months of 2020 consisted of capital expenditures of $13.2 million.

Financing Activities.  Cash provided by financing activities was $79.1 million in the first nine months of 2021 as compared to cash used in financing activities of $59.1 million in the same period of 2020.  During the first nine months of 2021, we (1) increased our borrowings under our revolving credit facility by $118.9 million; (2) increased our borrowings under lease obligations and our Polish overdraft facility by $2.9 million; (3) made cash payments for the repurchase of shares of our common stock of $26.5 million; and (4) paid dividends of $16.7 million.  Cash provided by operating activities, along with borrowings under our revolving credit agreement, lease obligations and Polish overdraft facility were used to fund our investing activities, purchase shares of our common stock and pay dividends.

Index
During the first nine months of 2020, we (1) reduced our borrowings under our revolving credit facility by $44 million; (2) reduced our borrowings under lease obligations and our Polish overdraft facility by $0.8 million; (3) made cash payments for the repurchase of shares of our common stock of $8.7 million; and (4) paid dividends of $5.6 million.  Cash provided by operating activities was used to reduce our borrowings under our revolving credit agreement, lease obligations and Polish overdraft facility, and to fund our investing activities, purchase shares of our common stock and pay dividends.

Dividends of $16.7 million and $5.6 million were paid in 2021 and 2020, respectively.  In January 2020, our Board of Directors voted to increase our quarterly dividend from $0.23 per share in 2019 to $0.25 per share in 2020.  In April 2020, in response to the impact of the COVID-19 pandemic on our business, our Board of Directors approved to temporarily suspend our quarterly cash dividend payments.  In October 2020, our Board of Directors approved the reinstatement of our quarterly cash dividend of $0.25 per share, and in February 2021, our Board of Directors voted to maintain our quarterly dividend at $0.25 per share in 2021.

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

Borrowings under the amended credit agreement are secured by substantially all of our assets, including accounts receivable, inventory and certain fixed assets, and those of certain of our subsidiaries.  Availability under the amended credit agreement is based on a formula of eligible accounts receivable, eligible drafts presented to the banks under our supply chain financing arrangements and eligible inventory.  After taking into account outstanding borrowings under the amended credit agreement, there was an additional $118.4 million available for us to borrow pursuant to the formula at September 30, 2021.  The loss of business of one or more of our key customers or, a significant reduction in purchases of our products from any one of them, could adversely impact availability under our revolving credit facility.

Outstanding borrowings under the amended credit agreement, which are classified as current liabilities, were $128.9 million and $10 million at September 30, 2021 and December 31, 2020, respectively; while letters of credit outstanding under the amended credit agreement were $2.6 million and $2.8 million at September 30, 2021 and December 31, 2020, respectively.  Borrowings under the credit agreement have been classified as current liabilities based upon accounting rules and certain provisions in the agreement.

At September 30, 2021, the weighted average interest rate on our amended credit agreement was 1.4%, which consisted of $125 million in direct borrowings at 1.3% and an alternative base rate loan of $3.9 million at 3.5%.  At December 31, 2020, the weighted average interest rate on our amended credit agreement was 1.4%, which consisted of $10 million in direct borrowings.  During the nine months ended September 30, 2021, our average daily alternative base rate loan balance was $1 million, compared to a balance of $1.3 million for the nine months ended September 30, 2020, and a balance of $1.5 million for the year ended December 31, 2020.

Index
At any time that our borrowing availability is less than the greater of either (a) $25 million, or 10% of the commitments if fixed assets are not included in the borrowing base, or (b) $31.25 million, or 12.5% of the commitments if fixed assets are included in the borrowing base, the terms of the amended credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain a fixed charge coverage ratio of 1:1 at the end of each fiscal quarter (rolling four quarters).  As of September 30, 2021, we were not subject to these covenants.  The amended credit agreement permits us to pay cash dividends of $20 million and make stock repurchases of $20 million in any fiscal year subject to a minimum availability of $25 million.  Provided specific conditions are met, the amended credit agreement also permits acquisitions, permissible debt financing, capital expenditures, and cash dividend payments and stock repurchases of greater than $20 million.

Our Polish subsidiary, SMP Poland sp. z.o.o., has entered into an overdraft facility with HSBC France (Spolka Akcyjna) Oddzial w Polsce, formerly HSBC Bank Polska S.A., for Zloty 30 million (approximately $7.5 million).  The facility, as amended, expires in December 2021.  Borrowings under the overdraft facility will bear interest at a rate equal to WIBOR + 1.5% and are guaranteed by Standard Motor Products, Inc., the ultimate parent company.  At September 30, 2021 and December 31, 2020, borrowings under the overdraft facility were Zloty 11.6 million (approximately $2.9 million) and Zloty 0.4 million (approximately $0.1 million), respectively.

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

Pursuant to these agreements, we sold $232.5 million and $626.9 million of receivables during the three months and nine months ended September 30, 2021, respectively, and $213.3 million and $511.1 million for the comparable periods in 2020.  Receivables presented at financial institutions and not yet collected as of September 30, 2021 and December 31, 2020 were approximately $5.2 million and $50 million, respectively, and remained in our accounts receivable balance for those periods.  All receivables sold were reflected as a reduction of accounts receivable in the consolidated balance sheet at the time of sale.  A charge in the amount of $3 million and $8.7 million related to the sale of receivables was included in selling, general and administrative expense in our consolidated statements of operations for the three months and nine months ended September 30, 2021, respectively, and $3.5 million and $9.4 million for the comparable periods in 2020.

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

In February 2021, our Board of Directors authorized the purchase of up to $20 million of our common stock under a stock repurchase program.  Under this program, during the three months and nine months ended September 30, 2021, we repurchased 359,639 and 464,992 shares of our common stock, respectively, at a total cost of $15.4 million and $20 million, respectively, thereby completing the 2021 Board of Directors authorization.

In October 2021, our Board of Directors authorized the purchase of up to an additional $30 million of our common stock under a new stock repurchase program.  Stock will be purchased from time to time, in the open market, or through private transactions, as market conditions warrant.

Index
We anticipate that our cash flow from operations, available cash and available borrowings under our revolving credit facility will be adequate to meet our future liquidity needs for at least the next twelve months.  Significant assumptions underlie this belief, including, among other things, that we will be able to mitigate the future impact, if any, of the COVID-19 pandemic, disruptions in the supply chain, and the impact of the decision of a large retail customer to pursue a private brand strategy for its engine management product line on our business and operating cash flow, by managing our inventories and production levels to align with customer demand for our products, and effectively managing our costs and expenses, and that there will be no material adverse developments in our business, liquidity or capital requirements.  If material adverse developments were to occur in any of these areas, there can be no assurance that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our revolving credit facility in amounts sufficient to enable us to pay the principal and interest on our indebtedness, or to fund our other liquidity needs.  In addition, if we default on any of our indebtedness, or breach any financial covenant in our revolving credit facility, our business could be adversely affected.

For further information regarding the risks of our business, refer to Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ending December 31, 2020.

The following table summarizes our contractual commitments as of September 30, 2021 and expiration dates of commitments through 2031 (a)

(In thousands)	2021	2022	2023	2024	2025	2026-2031	Total
Operating lease obligations	$2,723	$10,422	$9,441	$7,128	$5,802	$11,664	$47,180
Postretirement benefits	8	29	25	25	25	25	137
Severance payments related to restructuring and integration	56	32	1	—	—	—	89
Total commitments	$2,787	$10,483	$9,467	$7,153	$5,827	$11,689	$47,406

(a)
Indebtedness under our revolving credit facility is not included in the table above as it is reported as a current liability in our consolidated balance sheets.  As of September 30, 2021, amounts outstanding under our revolving credit facilities were $128.9 million.

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

Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk, primarily related to foreign currency exchange and interest rates. These exposures are actively monitored by management. Our exposure to foreign exchange rate risk is due to certain costs, revenues and borrowings being denominated in currencies other than one of our subsidiary’s functional currency. Similarly, we are exposed to market risk as the result of changes in interest rates, which may affect the cost of our financing. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures. We do not hold or issue derivative financial instruments for trading or speculative purposes.  As of September 30, 2021, we do not have any derivative financial instruments.

Exchange Rate Risk

We have exchange rate exposure, primarily, with respect to the Canadian Dollar, the Euro, the British Pound, the Polish Zloty, the Hungarian Forint, the Mexican Peso, the Taiwan Dollar, the Chinese Yuan Renminbi and the Hong Kong Dollar.  As of September 30, 2021 and December 31, 2020, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore, the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the incremental effect of such a change on our foreign currency denominated revenues.

Interest Rate Risk

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements.  We invest our excess cash in highly liquid short-term investments.  Substantially all of our debt is variable rate debt as of September 30, 2021 and December 31, 2020.

In addition, we are party to several supply chain financing arrangements, in which we may sell certain of our customers’ trade accounts receivable to such customers’ financial institutions.  We sell our undivided interests in certain of these receivables at our discretion when we determine that the cost of these arrangements is less than the cost of servicing our receivables with existing debt.  During the three months and nine months ended September 30, 2021, we sold $232.5 million and $626.9 million of receivables, respectively.  Depending upon the level of sales of receivables pursuant these agreements, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the margin rate may have an approximate $2.3 million and $6.3 million negative impact on our earnings or cash flows during the three months and nine months ended September 30, 2021, respectively.  The charge related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations.

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

During the quarter ended September 30, 2021, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Additionally, during the nine months ended September 30, 2021, we completed the stock acquisitions of Stabil and Trombetta, and are in the process of integrating the acquired companies and evaluating their internal controls over financial reporting.

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

Index
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to the Company’s purchases of its common stock for the third quarter of 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (2)

July 1 – 31, 2021	—	$—	—	$—
August 1 – 31, 2021	202,850	43.30	202,850	6,639,228
September 1 – 30, 2021	156,789	42.34	156,789	—
Total	359,639	$42.88	359,639	$—

(1)	All shares were purchased through the publicly announced stock repurchase program in open-market transactions.

(2)
In February 2021, our Board of Directors authorized the purchase of up to $20 million of our common stock under a stock repurchase program.  Under this program, during the three months and nine months ended September 30, 2021, we repurchased 359,639 and 464,992 shares of our common stock, respectively, at a total cost of $15.4 million and $20 million, respectively, thereby completing the 2021 Board of Directors authorization. In October 2021, our Board of Directors authorized the purchase of up to an additional $30 million of our common stock under a new stock repurchase program.  Stock will be purchased from time to time, in the open market, or through private transactions, as market conditions warrant.

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

STANDARD MOTOR PRODUCTS, INC.
(Registrant)

Date: October 29, 2021	/s/ Nathan R. Iles
Nathan R. Iles
Chief Financial Officer
(Principal Financial and
Accounting Officer)