Form 10-K
period 2021-12-31
STANDARD MOTOR PRODUCTS, INC.
filed 2022-02-23
CIK 93389

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

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

The aggregate market value of the voting common stock based on the closing price on the New York Stock Exchange on June 30, 2021 (the last business day of registrant’s most recently completed second fiscal quarter) of $43.35 per share held by non-affiliates of the registrant was $868,423,747.  For purposes of the foregoing calculation only, all directors and officers have been deemed to be affiliates, but the registrant disclaims that any of such are affiliates.

As of February 17, 2022, there were 21,962,762 outstanding shares of the registrant’s common stock, par value $2.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report is incorporated herein by reference from the registrant’s definitive proxy statement relating to its annual meeting of stockholders to be held on May 19, 2022.

STANDARD MOTOR PRODUCTS, INC.

Index
PART I

In this Annual Report on Form 10-K, “Standard Motor Products,” “we,” “us,” “our,” “SMP,” and the “Company” refer to Standard Motor Products, Inc. and its subsidiaries, unless the context requires otherwise.  This Report, including the documents incorporated herein by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements in this Report are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects,” “strategies” and similar expressions. These statements represent our expectations based on current information and assumptions and are inherently subject to risks and uncertainties.  Our actual results could differ materially from those which are anticipated or projected as a result of certain risks and uncertainties, including, but not limited to, changes or loss in business relationships with our major customers and in the timing, size and continuation of our customers’ programs; changes in our supply chain financing arrangements, such as changes in terms, termination of contracts and/or the impact of rising interest rates; the ability of our customers to achieve their projected sales; competitive product and pricing pressures; increases in production or material costs, including procurement costs resulting from higher tariffs, and inflationary cost increases in raw materials, labor and transportation, that cannot be recouped in product pricing; the performance of the aftermarket, heavy duty, industrial equipment and original equipment markets; changes in the product mix and distribution channel mix; economic and market conditions; successful integration of acquired businesses; our ability to achieve benefits from our cost savings initiatives; product liability and environmental matters (including, without limitation, those related to asbestos-related contingent liabilities and remediation costs at certain properties); the effects of widespread public health crises, including the coronavirus (COVID-19) pandemic; climate-related risks, such as physical risks and transition risks; as well as other risks and uncertainties, such as those described under Risk Factors, Quantitative and Qualitative Disclosures About Market Risk and those detailed herein and from time to time in the filings of the Company with the SEC. Forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. In addition, historical information should not be considered as an indicator of future performance.

ITEM 1.	BUSINESS

Overview

We are a leading manufacturer and distributor of premium replacement parts utilized in the maintenance, repair and service of vehicles in the automotive aftermarket industry. In addition, we continue to increase our supplier capabilities with a complementary focus on specialized original equipment parts for manufacturers across multiple industries such as agriculture, heavy duty, and construction equipment. We believe that our extensive design and engineering capabilities have afforded us opportunities to expand our product coverage in our aftermarket business and enter newer specialized markets that require application-specific knowledge, such as those mentioned above.

Our business strategy centers on providing our customers with full-line product coverage as well as a suite of services tailored to our customers’ needs.  This combination of broad product coverage along with specificity in our customer service helps drive higher end-user demand for our products.

We sell our products primarily to automotive aftermarket retailers, warehouse distributors, original equipment manufacturers and original equipment service part operations in the United States, Canada, Europe, Asia, Mexico and other Latin American countries.

The Automotive Aftermarket

The automotive aftermarket replacement parts business is a mature industry that primarily tends to follow trends, such as:

Index
•	number of vehicles on the road;
•	average age of vehicles on the road; and
•	total number of miles driven per year.

Other general trends including economic factors such as the level of light vehicle production can have a more indirect impact on the aftermarket, and a more direct impact on the specialized industries discussed above.

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

In 2021, we completed three acquisitions that expanded our business into original equipment (OE) specialized markets that complement our core aftermarket business.  In addition to providing access to product technologies suitable to the aftermarket, and manufacturing and engineering capabilities to support our operating strategy to bring more product manufacturing in-house, these acquisitions provide geographic expansion in Europe and Asia.

Our Business Strategy

Our mission is to be the best full-line, full-service supplier of premium engine management and temperature control products.

The key elements of our strategy are as follows:

•
Maintain Our Strong Aftermarket Competitive Position in our Engine Management and Temperature Control Businesses.  We are a leading independent manufacturer and distributor serving North America and other geographic areas in our core businesses of Engine Management and Temperature Control.  We believe that our success is attributable to our emphasis on product quality, the breadth and depth of our product lines for both domestic and import vehicles, and our reputation for outstanding value-added services.

To maintain our strong competitive position, we remain committed to the following:

•	strengthening our capabilities as a leading manufacturer of parts and ensuring our global manufacturing footprint continues to meet the demands and expectations of our customers worldwide;

•	providing our customers with full-line coverage of high quality engine management and temperature control products and new technologies for most years, makes and models of vehicles on the road;

•	supporting our products with the highest level of value-added services;

•	supply chain excellence through supplier and customer focused initiatives, and continuing to maximize our production, supply chain and distribution efficiencies;

•	continuing to improve our cost position through increased global sourcing, increased manufacturing at our low-cost plants, and strategic transactions with manufacturers in low-cost regions;

•	focusing on our engineering development efforts including a focus on bringing more product manufacturing in-house; and

Index
•
further expanding our parts coverage to include a broader product mix in categories such as electrification, including electric vehicles (EVs) and hybrid electric vehicles (HEVs), and connectivity as well as safety-related systems, such as various sensors including anti-lock brake (ABS), vehicle speed, tire pressure monitoring (TPMS), park assist and Advanced Driver Assistance Systems (ADAS) components to meet the growing needs of our customers.

•
Provide Superior Value-Added Services and Product Availability.  Our goal is to increase sales to existing and new customers by leveraging our skills in rapidly filling orders, maintaining high levels of product availability and offering a product portfolio that provides comprehensive coverage for all vehicle applications.  Although the automotive industry continues to experience supply chain disruptions related to COVID-19 (particularly with respect to goods sourced from China), we believe that, with respect to product availability and fill rates, we have benefited from our geographically diversified manufacturing footprint and our strategy to bring more product manufacturing in-house. Our marketing support provides insightful customer category management, technical support and award-winning programs, and our technically skilled sales personnel provide our customers with product selection, assortment and application support related to our products. In addition, we have a team dedicated to providing in-person and virtual technical training on diagnosing and repairing vehicles equipped with complex systems.

•
Expand Our Product Lines.  Vehicle manufacturers continue to introduce new technologies and systems creating opportunities for us to expand our product lines. In addition, we intend to increase our sales by continuing to develop internally, or through potential acquisitions, the range of engine management and temperature control products that we offer to our customers.  We are committed to investing the resources necessary to maintain and expand our technical capability to manufacture product lines that incorporate the latest technologies, including product lines relating to safety, advanced driver assistance and collision avoidance systems.  We believe that the three complementary acquisitions consummated in 2021 (discussed above) and our internal product development efforts better position us to satisfy customer demand for both traditional, internal combustion engine (or ICE) applications, and non-ICE (electric or hybrid electric) applications.  We estimate that approximately half of our product offering is powertrain neutral, or suitable for electric, hybrid electric and/or alternative energy vehicles.

•
Diversify our Business.  We seek to diversify our business primarily by (a) leveraging our manufacturing and distribution capabilities to secure additional business globally with original equipment manufacturers; (b) supporting the service part operations of vehicle and equipment manufacturers with value-added services and product support for the life of the part; (c) developing new product lines that complement our existing product offering and have the potential for high growth; (d) expanding our product offering in the medium and heavy duty, commercial vehicle, construction and agricultural equipment, power sports, and other segments; and (e) executing our acquisition strategy.

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

Index
•
Environmental, Social & Governance.  We support and seek continuous improvement in the pursuit of environmental, social and corporate governance (ESG) practices that embody our culture and what we believe it means to be a good corporate citizen.

Our Products & Services

Engine Management Segment

Our Engine Management Segment manufactures and distributes a full line of critical components for most years, makes and models of vehicles on the road, including new technologies. Key product categories within our engine management portfolio include: (i) ignition, such as electronic ignition control modules, camshaft and crankshaft position sensors, ignition wires and coils; (ii) electrical, such as switches and relays; (iii) emissions, such as exhaust gas recirculation valves, pressure and temperature sensors and variable valve timing (VVT) components; (iv) fuel, such as mass airflow sensors, fuel pressure sensors, electronic throttle bodies and fuel injectors, including diesel injectors and pumps (new and remanufactured); and (v) safety-related systems, such as various sensors including anti-lock brake (ABS), vehicle speed, tire pressure monitoring (TPMS) and park assist sensors.

We continuously look to expand our product offering.  Recently, we have done so by adding late-model coverage for existing product categories, and new product categories in response to new and evolving vehicle technologies, including diesel control modules, pumps and components, turbochargers, evaporation emission control system components, exhaust gas temperature sensors, active grill shutters, battery current sensors, and Advanced Driver Assistance Systems (ADAS) components, including blind spot detection sensors, cruise control distance sensors, lane departure sensor cameras and park assist backup cameras. For example, our offering includes more than seventy product categories for one of the first mass-produced hybrid electric vehicles (HEVs).  As more HEVs enter the aftermarket, we intend to expand our product offering to service this important segment.

Ignition, Emission Control, Fuel & Safety Related System Products.  Replacement parts for ignition, emission, fuel and safety related systems accounted for $786.5 million, or 61%, of our consolidated net sales in 2021, $691.7 million, or 61%, of our consolidated net sales in 2020, and $706 million, or 62%, of our consolidated net sales in 2019.

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

Wire & Cable Products.  Wire and cable parts accounted for $151.4 million, or 12%, of our consolidated net sales in 2021, $144 million, or 13%, of our consolidated net sales in 2020, and $143.2 million, or 13%, of our consolidated net sales in 2019.  These products include spark plug wire sets, battery cables, pigtails, sockets and a wide range of electrical wire, terminals, connectors and tools for servicing an automobile’s electrical system.

Index
Temperature Control Segment

Our Temperature Control Segment manufactures and distributes a full line of critical components for the temperature control (air conditioning and heating) systems, engine cooling systems, power window accessories and windshield washer systems of motor vehicles.  Key product categories within our temperature control portfolio include: air conditioning compressors (new and remanufactured), air conditioning repair kits, clutch assemblies, blower and radiator fan motors (brushless and brushed), filter dryers, evaporators, accumulators, actuators, hose assemblies, thermal expansion devices, heater valves, heater cores, A/C service tools and chemicals, fan assemblies, fan clutches, oil coolers, window lift motors, window regulators and assemblies, and windshield washer pumps.

We continuously look to improve our cost position through strategic transactions with manufacturers in low cost regions.  In 2014, we formed Foshan GWOYNG SMP Vehicle Climate Control & Cooling Products Co. Ltd., a China-based joint venture that manufactures light vehicle and heavy duty air conditioning accumulators, filter driers, hose assemblies, and switches; in 2017, we formed Foshan FGD SMP Automotive Compressor Co., Ltd., a China-based joint venture that manufactures light vehicle and heavy duty belt driven air conditioning compressors; and in 2019, we acquired a minority interest ownership position in Foshan Che Yijia New Energy Technology Co., Ltd., a China-based manufacturer of electric air conditioning compressors.  We believe that these transactions will enhance our position as a basic low-cost manufacturer and a leading supplier of temperature control parts and allow an opportunity for growth in the China OE market, while providing key complementary manufacturing capabilities and synergy opportunities with our other manufacturing facilities. The synchronization and complimentary strategies between our operational and distribution facilities provides a more reliable supply of products, and supports our customers’ needs for consistent and reliable service levels.

Compressors.  Compressors accounted for $206.7 million, or 16%, of our consolidated net sales in 2021, $163.1 million, or 14%, of our consolidated net sales in 2020, and $160.5 million, or 14%, of our consolidated net sales in 2019. Included in consolidated net sales for the compressor product line is the revenue generated from the sale of kits.

Other Climate Control Parts.  Other climate control parts accounted for $141.7 million, or 11%, of our consolidated net sales in 2021, $118.9 million, or 11%, of our consolidated net sales in 2020, and $117.9 million, or 10%, of our consolidated net sales in 2019.

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

Our Brands

We believe that our brands are an important component of our value proposition, and serve to distinguish our premium engine management and temperature control products from those of our competitors.  We market and distribute our aftermarket products under our own brands, such as:

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

Our Customers

We sell our products primarily to:

•	Automotive aftermarket retailers, such as O’Reilly Automotive, Inc. (“O’Reilly”), AutoZone, Inc. (“AutoZone”), and Canadian Tire Corporation, Limited.

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

•
Original equipment manufacturers and original equipment service part operations, such as General Motors Co., Ford Motor Co., Woodward, Inc., Deere & Company, Caterpillar Inc., Daimler Truck AG, Case/New Holland, Eberspacher, Mobile Climate Control, Volvo/Mack Truck, and Harley.

Index
Our three largest individual customers accounted for approximately 57% of our consolidated net sales in 2021.  During 2021, O’Reilly, NAPA and AutoZone accounted for 26%, 17%, and 14% of our consolidated net sales, respectively. Net sales from each of these customers were reported in both our Engine Management and Temperature Control Segments.

Competition

We compete primarily on the basis of product quality, product availability, value-added services, product coverage, order turn‑around time, order fill rate, technical support and price.  We believe we differentiate ourselves from our competitors primarily through:

•	a value‑added, knowledgeable sales force;

•	continuous product development, engineering & technical advancement;

•	extensive market leading product coverage in conjunction with market leading brands;

•	knowledgeable category management, including inventory stocking recommendations for our distributors to get the right parts on the shelf for their marketplace needs;

•	rigorous product qualification standards to ensure that our parts meet or exceed exacting performance specifications;

•	sophisticated parts cataloging systems, including catalogs available online through our website and our mobile application;

•	inventory levels and responsive logistical systems sufficient to meet the critical delivery requirements of customers;

•	breadth of manufacturing capabilities; and

•	award-winning marketing programs, sales support and technical training.

We are one of the leading independent manufacturers and distributors serving North America and other geographic areas in our core businesses of Engine Management and Temperature Control.  In the Engine Management Segment, we compete with: ACDelco, Aptiv Plc, Denso Corporation, Continental AG, Hitachi, Ltd., Motorcraft, Robert Bosch GmbH, Visteon Corporation, NGK Spark Plug Co., Ltd., Dorman Products, Inc. and several privately-owned companies primarily importing products from Asia.  In the Temperature Control Segment, we compete with: ACDelco, MAHLE GmbH, Denso Corporation, Motorcraft, Sanden International (U.S.A.), Inc., Continental AG, Dorman Products, Inc., and several privately-owned companies.

Our business operates in highly competitive markets, and we face substantial competition in all markets that we serve.  In addition, in the aftermarket, we face competition from automobile manufacturers who supply many of the replacement parts sold by us, although these manufacturers generally supply parts only for cars they sell through OE dealerships.

Sales and Distribution

In the traditional aftermarket channel, we sell our products to warehouse distributors and retailers.  Our customers buy directly from us and sell directly to jobber stores, professional technicians and to “do-it-yourselfers” who perform automotive repairs on their personal vehicles.  In recent years, warehouse distributors have consolidated with other distributors, and an increasing number of distributors own their jobber stores or sell down channel to professional technicians.  Retailers are also consolidating with other retailers and have begun to increase their efforts to sell to professional technicians adding additional competition in the “do-it-for-me,” or the professional technician segment of our industry.  As automotive parts and systems become more complex, “do-it-yourselfers” are less likely to service their own vehicles and may become more reliant on professional technicians.

Index
In the heavy duty aftermarket, we sell our products to recognized distributors who buy directly from us and sell directly to fleet operators and repair facilities for use in the repair and maintenance of medium to heavy duty vehicles. We also sell our products to the service parts divisions of heavy duty OEMs for distribution into the independent heavy duty aftermarket.

In the original equipment market we sell our products to manufacturers of automotive, heavy duty truck, construction, agriculture, alternative energy, lawn/garden and powersports/marine vehicles and equipment, as well as their tier suppliers and system integrators.  We also sell and support the service part divisions of each of our customers.

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

Another way we generate demand for our products is through our training program, which offers training seminars to professional automotive technicians.  Our training program is accredited by the National Institute for Automotive Service Excellence (ASE) Training Managers Council.  Our seminars are taught by ASE certified instructors in real time either in-person or by webinars online and feature more than 30 different topics.  We also offer on-demand training webinars online on more than 150 different topics.  Through our training program, we typically teach approximately 60,000 technicians annually how to diagnose and repair vehicles equipped with complex systems related to our products, and we have approximately 16,000 technicians who are registered to participate in such sessions through our online platform.

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

Seasonality

Historically, our operating results have fluctuated by quarter, with the greatest sales occurring in the second and third quarters of the year and revenues generally being recognized at the time of shipment.  It is in these quarters that demand for our products is typically the highest, specifically in the Temperature Control Segment of our business.  In addition to this seasonality, the demand for our Temperature Control products during the second and third quarters of the year may vary significantly with the summer weather and customer inventories.  Ordinarily, a warm summer, as we experienced in 2021, would increase the demand for our Temperature Control products, while a somewhat mild summer, as we experienced in 2019, may lessen such demand.  While the COVID-19 pandemic caused large shifts in sales demand between quarters in 2020, our business returned to a more normalized pattern of seasonality and variability in demand of our Temperature Control products in 2021.  As such, our working capital typically peaks near the end of the second quarter, as the inventory build-up of air conditioning products was converted to sales, and payments on the receivables associated with such sales were yet to be received.  During this period, our working capital requirements were funded by borrowing from our revolving credit facility.

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

Index
We believe there is an adequate supply of primary raw materials and cores; however, disruptions in the global economy in 2020 and the lingering impacts into 2021 have impeded global supply chains, resulting in longer lead times and delays in procuring component parts and raw materials, and inflationary cost increases in certain raw materials, labor and transportation.  In response to the global supply chain volatility and inflationary cost increases, we have taken, and continue to take, several actions to mitigate the impact by working closely with our suppliers and customers to minimize any potential adverse impacts on our business, including initiating cost savings initiatives and the pass through of higher costs to our customers, which began in the fourth quarter of 2021.  We believe that we have also benefited from our geographically diversified manufacturing footprint and our strategy to bring more product manufacturing in-house, especially with respect to product availability and fill rates.

Environmental, Social and Governance (ESG) and Human Capital

Our Culture

Our Company was founded in 1919 on the values of integrity, common decency and respect for others.  These values continue to this day and are embodied in our Code of Ethics, which has been adopted by the Board of Directors of the Company to serve as a statement of principles to guide our decision-making and reinforce our commitment to these values in all aspects of our business.  These values also serve as the foundation for our increased focus on many important environmental, social and governance issues, such as environmental stewardship and our efforts to identify and implement practices that reduce our environmental impact while achieving our business goals; our attention to diversity, equity and inclusion, employee development, retention, and health and safety; and our community engagement initiatives, to name a few.  We have made significant strides building awareness of the environmental impact of our operations, and challenging ourselves to reduce our impact by reducing our consumption of energy and generation of waste, as well as enhancing our recycling efforts.

Environmental Stewardship

We have made significant strides building awareness of the environmental impact of our operations, and challenging ourselves to reduce our impact by reducing our consumption of energy, including electricity, natural gas and propane; reducing our generation of waste and increasing the percentage of waste recycled; reducing our use of water and reducing our Scope 1 and Scope 2 greenhouse gas emissions.

We are also focused on several initiatives that are intended to promote a more environmentally-friendly car parc. Through our remanufacturing processes, we divert certain types of used automotive products from traditional waste streams and reprocess them for their original purpose.  We remanufacture key product categories within our product portfolio, such as air conditioning compressors, diesel injectors and diesel pumps, resulting in the production of premium automotive products within these categories through processes that we believe save energy and reduce waste. We also bring to market emission control system products, which are designed to reduce emissions and improve fuel economy during vehicle operation, and alternative energy products, which utilize cleaner burning fuels or are designed for electric or hybrid electric vehicles.

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

Index
As of December 31, 2021, we employed approximately 5,000 people, with 2,000 people in the United States and 3,000 people in Mexico, Canada, Poland, the U.K., Germany, Hungary, China, Hong Kong and Taiwan.  Of the 5,000 people employed, approximately 2,700 people are production employees.  We operate primarily in non‑union facilities and have binding labor agreements with employees at other unionized facilities.  We have approximately 80 production employees in Edwardsville, Kansas who are covered by a contract with The International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) that expires in August 2022.  We also have approximately 1,500 employees in Mexico who are covered under union agreements negotiated at various intervals. For clarification, the employee numbers described above exclude the employees of our joint venture operations.

Although the COVID-19 pandemic has led to some challenges in finding adequate labor, generally we believe that our facilities are in labor markets with ready access to adequate numbers of skilled and unskilled workers, and we believe our relations with our union and non‑union employees are good.

Diversity, Equity and Inclusion.  We believe that a diverse workforce is critical to our success, and we continue to focus on the hiring, retention and advancement of women and underrepresented populations.  Our recent efforts have been focused in three areas: inspiring innovation through an inclusive and diverse culture; expanding our efforts to recruit and hire world-class diverse talent; and identifying strategic partners to accelerate our inclusion and diversity programs.  Over the last 5 years, approximately 50% of our hires and promotions have been women or racially diverse individuals.  To further our commitment to diversity, in 2021, we established a Diversity, Equity and Inclusion steering committee to develop key structures within our organization to promote equality, inclusion and awareness among our employees.

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

In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees and which comply with government regulations.  These include providing employees with flexible working arrangements, including where appropriate the ability to work from home, and implementing a number of safety policies and practices at all of our facilities.

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

Index
Social Engagement and Community Service

We believe that building connections between our employees, their families and our communities creates a more meaningful, fulfilling and enjoyable workplace.  Through our SMP Cares® initiative, we sponsor corporate giving and volunteering programs to encourage our employees to connect with our local communities and engage in the local causes that they are passionate about.

Our volunteering efforts include organizing blood drives with the American Red Cross, and fundraising for the March of Dimes, United Way, the Salvation Army, and many others.  In 2021, we collaborated with our employees to donate over $50,000 to local community organizations, hospitals, schools, shelters, and universities.  We are a lifetime trustee of the University of the Aftermarket Foundation (“UAF”), and we donate $10,000 annually to fund scholarships to support the next generation of technicians and automotive professionals, which we believe is an important way to sustain and give back to our industry.  We are also proud to sponsor annual scholarship contests for future automotive technicians, including our Women in Auto Care scholarship that aims to empower women entering the automotive industry.  Since our first scholarship contest in 2015, we have awarded $265,000 in scholarships.  We have continued to expand our scholarship program, and in 2021, we awarded ten students each with a $5,000 scholarship.  We continue to encourage participation in these initiatives as we believe they are essential in the support of our core values.

Governance

Our commitment to ESG is spearheaded by our Board of Directors. Specifically, our Nominating and Corporate Governance Committee established an ESG steering committee among our executive officers including our Chief Executive Officer & President, Chief Legal Officer & Secretary, Chief Human Resources Officer, and Senior Vice President of North American Operations. This ESG steering committee is tasked with developing specific strategies to ensure that our operations adhere to our corporate governance values and advance our ESG objectives.  The multidisciplinary approach of our steering committee allows it to leverage our expertise in operations, engineering, supply chain, human capital management, finance, legal and other fields to push our ESG initiatives ahead from all angles.

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

Index
Our three largest individual customers accounted for approximately 57% of our consolidated net sales in 2021.  During 2021, O’Reilly, NAPA and AutoZone accounted for 26%, 17% and 14% of our consolidated net sales, respectively. The loss of one or more of these customers or, a significant reduction in purchases of our products from any one of them, such as the decision, announced in December 2020, of a large retail customer to pursue a private brand strategy for its engine management product line, could have a materially adverse impact on our business, financial condition and results of operations. In addition, any consolidation among our key customers may further increase our customer concentration risk.

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

Our industry is highly competitive, and our success depends on our ability to compete with suppliers of automotive products, some of which may have substantially greater financial, marketing and other resources than we do.

The automotive industry is highly competitive, and our success depends on our ability to compete with domestic and international suppliers of automotive products. In the Engine Management Segment, we compete with: ACDelco, Aptiv Plc, Denso Corporation, Continental AG, Hitachi, Ltd., Motorcraft, Robert Bosch GmbH, Visteon Corporation, NGK Spark Plug Co., LTD., Dorman Products, Inc. and several privately-owned companies primarily importing products from Asia.   In the Temperature Control Segment, we compete with: ACDelco, MAHLE GmbH, Denso Corporation, Motorcraft, Sanden International (U.S.A.), Inc., Continental AG, Dorman Products, Inc., and several privately-owned companies.  In addition, automobile manufacturers supply many of the replacement parts we sell.  Some of our competitors may have larger customer bases and significantly greater financial, technical and marketing resources than we do.  These factors may allow our competitors to:

•
respond more quickly than we can to new or emerging technologies and changes in customer requirements by devoting greater resources than we can to the development, promotion and sale of automotive products and services;

•	engage in more extensive research and development;

•	sell products at a lower price than we do;

•	undertake more extensive marketing campaigns; and

•	make more attractive offers to existing and potential customers and strategic partners.

We cannot assure you that our competitors will not develop products or services that are equal or superior to our products or that achieve greater market acceptance than our products or that in the future other companies involved in the automotive industry will not expand their operations into product lines produced and sold by us.  We also cannot assure you that additional entrants will not enter the automotive industry or that companies in the industry will not consolidate.  Any such competitive pressures could cause us to lose market share or could result in significant price decreases and could have a material adverse effect upon our business, financial condition and results of operations.

Index
There is substantial price competition in our industry, and our success and profitability will depend on our ability to maintain a competitive cost and price structure.

There is substantial price competition in our industry, and our success and profitability will depend on our ability to maintain a competitive cost and price structure.  This is the result of a number of industry trends, including the impact of offshore suppliers in the marketplace (particularly in China) which do not have the same infrastructure costs as we do, the consolidated purchasing power of large customers, and actions taken by some of our competitors in an effort to ‘‘win over’’ new business.  We have in the past reduced prices to remain competitive and may have to do so again in the future.  Price reductions have impacted our sales and profit margins and may do so in the future.  Our future profitability will depend in part upon our ability to respond to changes in product and distribution channel mix, to continue to improve our manufacturing efficiencies, to generate cost reductions, including reductions in the cost of components purchased from outside suppliers, to maintain a cost structure that will enable us to offer competitive prices, and to pass through higher distribution, raw materials and labor costs to our customers.  Our inability to maintain a competitive cost structure could have a material adverse effect on our business, financial condition and results of operations.

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

In addition to this seasonality, the demand for our Temperature Control products during the second and third quarters of the year may vary significantly with the summer weather and customer inventories.  Ordinarily, a warm summer, as we experienced in 2020, would increase the demand for our Temperature Control products, while a somewhat mild summer, as we experienced in 2019, may lessen such demand.  While the COVID-19 pandemic caused large shifts in sales demand between quarters in 2020, our business has returned to a more normalized pattern of seasonality and variability in demand of our Temperature Control products in 2021. As such, our working capital requirements peaked near the end of the second quarter, as the inventory build‑up of air conditioning products was converted to sales and payments on the receivables associated with such sales were yet to be received.  During this period, our working capital requirements were funded by borrowing from our revolving credit facility.

Climate-related physical risks, such as changes to weather patterns and conditions may also impact the pattern of seasonality and variability in demand for our Temperature Control products discussed above, which may impact our quarterly performance and working capital requirements.

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

Index
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

Our profitability may be materially adversely affected as a result of overstock inventory related returns by our customers in excess of anticipated amounts.

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

At December 31, 2021, 1,554 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through December 31, 2021, the amounts paid for settled claims and awards of asbestos-related damages, including interest, were approximately $53.8 million.  A substantial increase in the number of new claims, or increased settlement payments, or awards of asbestos-related damages, could have a material adverse effect on our business, financial condition and results of operations.

In accordance with our policy to perform an annual actuarial evaluation in the third quarter of each year, an actuarial study was performed as of August 31, 2021.  Based upon the results of the August 31, 2021 actuarial study, and all other available information to us, we increased our asbestos liability to the low end of the range, and recorded an incremental pre-tax provision of $5.3 million in earnings (loss) from discontinued operations in the accompanying statement of operations.  The results of the August 31, 2021 study included an estimate of our undiscounted liability for settlement payments and awards of asbestos-related damages, excluding legal costs and any potential recovery from insurance carriers, ranging from $60.9 million to $100.2 million for the period through 2065.  Future legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operations in the accompanying statement of operations, are estimated, according to the August 31, 2021 study, to range from $49.4 million to $99.3 million for the period through 2065.

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

We expect to realize the continued benefit of discretionary cost reduction measures implemented in 2020, in response to the COVID-19 pandemic, and carried over into 2021, along with the continued cost savings anticipated from several ongoing and/or recently completed restructuring and integration initiatives.  Due to factors outside our control, such as the adoption or modification of domestic and foreign laws, regulations or policies, we may not be able to achieve the level of benefits that we expect to realize in these initiatives, or we may not be able to realize these benefits within the time frames we currently expect.  Our ability to achieve any anticipated cost savings could be affected by a number of factors such as changes in the amount, timing and character of charges related to such initiatives, or a substantial delay in the completion of such initiatives.  Failure to achieve the benefits of our cost saving initiatives could have a material adverse effect on us.  Our cost savings is also predicated upon maintaining our sales levels.

Severe weather, natural disasters and other disruptions could adversely impact our operations at our manufacturing and distribution facilities.

Severe weather conditions and natural disasters, such as hurricanes, tornados, earthquakes and floods, could damage our properties and effect our operations, particularly our major manufacturing and distribution operations at foreign facilities in Canada, Mexico, Poland, Germany and Hungary and at our domestic facilities in Florida, Indiana, Kansas, South Carolina, Texas, Virginia, and Wisconsin.  In February 2021, our operations in Texas were disrupted due to a severe winter storm that resulted in power grid failure, blackouts and the tragic loss of life across the State of Texas.  Moreover, global climate change may cause these natural disasters to occur more frequently and/or with more intense effects, which could prevent us from, or cause delays in our ability to, manufacture and deliver products to our customers, and/or cause us to incur additional costs.

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

Disruptions in the supply of raw materials, manufactured components, or equipment could materially and adversely affect our operations and cause us to incur significant cost increases.

We source various types of raw materials, finished goods, equipment, and component parts from suppliers as part of a global supply chain, and we may be materially and adversely affected by the failure of those suppliers to perform as expected.  Although we have had an adequate supply of purchased supplier raw materials, finished goods, equipment and component parts, disruptions in the global economy in 2020 and the lingering impacts into 2021 have impeded global supply chains, resulting in longer lead times and delays in procuring component parts and raw materials, and inflationary cost increases in certain raw materials, labor and transportation.  In response to the global supply chain volatility and inflationary cost increases, we have taken, and continue to take, several actions to mitigate the impact by working closely with our suppliers and customers to minimize any potential adverse impacts on our business, including initiating cost savings initiatives and the pass through of higher costs to our customers, which began in the fourth quarter of 2021.  We expect these inflationary trends to continue for some time, and while we believe that we will be able to somewhat offset the impact, there can be no assurances that unforeseen future events in the global supply chain affecting the availability of materials and components, and/or increasing commodity pricing, will not have a material adverse effect on our business, financial condition and results of operations.

Additionally, supplier non-performance may consist of delivery delays or failures caused by production issues or delivery of non-conforming products.  Our suppliers’ ability to supply products to us is also subject to a number of risks, including the availability and cost of raw materials, the destruction of their facilities, work stoppages, cyber attacks on their information technology systems or other limitations on their business operations, which could be caused by any number of factors, such as labor disruptions, financial distress, severe weather conditions and natural disasters, social unrest, economic and political instability, and public health crises, including the occurrence of a contagious disease or illness, such as the COVID-19 pandemic, war, terrorism or other catastrophic events.  In addition, our failure to promptly pay, or order sufficient quantities of inventory from our suppliers may increase the cost of products we purchase or may lead to suppliers refusing to sell products to us at all.  Our efforts to protect against and to minimize these risks may not always be effective.

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

The transition risks associated with global climate change may cause us to incur significant costs.

In addition to the physical risks described above, global climate change has brought about certain risks associated with the anticipated transition to a lower-carbon economy, such as regulatory changes affecting vehicle emissions and fuel efficiency requirements, technological changes in vehicle architectures, changes in consumer demand, carbon taxes, greenhouse gas emissions tracking, and regulation of greenhouse gas emissions from certain sources.  Any regulatory changes aimed to reduce or eliminate greenhouse gas emissions may require us to incur increased operating costs, such as to purchase and operate emissions control systems or other such technologies to comply with applicable regulations or reporting requirements. These regulations, as well as shifts in consumer demand due to public awareness and concern of climate change, could affect the timing and scope of their proliferation and may also adversely impact our sales of products designed for the internal combustion engines. As we monitor the rapid developments in this area, we may be required to adjust our business strategy to address the various transition risks posed by climate change.

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

The utility of the supply chain financing arrangements also depends upon a reference rate for the purpose of determining the discount rate on the sale of the underlying trade accounts receivable.  If the reference rate increases significantly, we may be negatively impacted as we may not be able to pass these added costs on to our customers, which could have a material and adverse effect upon our financial condition, results of operations and cash flows.

Increasing our indebtedness could negatively affect our financial health.

We have a senior secured revolving credit facility of $250 million (with an additional $50 million accordion feature) with JPMorgan Chase Bank, N.A., as agent, and a syndicate of lenders, which we refer to throughout this Report as our revolving credit facility.  As of December 31, 2021, our total outstanding indebtedness was $128.4 million, of which amount $125.3 million of outstanding indebtedness and approximately $122.1 million of availability was attributable to this revolving credit facility.  The significant increase in our indebtedness could:
•	increase our borrowing costs;
•	limit our ability to obtain additional financing or borrow additional funds;

Index
•
require that a substantial portion of our cash flow from operations be used to pay principal and interest in our indebtedness, instead of funding working capital, capital expenditures, acquisitions, dividends, stock repurchases, or other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
•	increase our vulnerability to general adverse economic and industry conditions.

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

We may not be able to generate the significant amount of cash needed to satisfy our obligations or maintain sufficient liquidity through borrowing capacities.

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

The foregoing factors could result in reduced cash flow, which could have a material adverse effect on us. When cash generated by earnings is not sufficient for the Company’s liquidity needs, the Company seeks external financing. Our access to funding sources in amounts adequate to finance our activities on terms that are beneficial to us could be impaired by factors that affect us specifically or the economy generally. During periods of disruptions in the credit and capital markets, potential sources of external financing could be reduced, and borrowing costs could increase. A significant downgrade in the company’s credit ratings could increase its borrowing costs and limit access to capital.

Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our revolving credit facility, inclusive of the utilization of the $50 million accordion feature in the facility, will be adequate to meet our future liquidity needs for at least the next twelve months. Significant assumptions underlie this belief, including, among other things, that we will be able to mitigate the future impact, if any, of the COVID-19 pandemic, disruptions in the supply chain that may lead to a further increase in inventories to support our customers, and significant inflationary cost increases in raw materials, labor and transportation, and that there will be no material adverse developments in our business, liquidity or capital requirements. Because borrowings under the revolving credit facility are secured by substantially all of our assets, including accounts receivable, the loss of business of one or more of our key customers or, a significant reduction in purchases of our products from any one of them, could adversely impact availability under our revolving credit facility. If we are unable to fund our operations through earnings or external financing, we will be forced to adopt an alternative strategy that may include actions such as:

•	deferring, reducing or eliminating future cash dividends;

•	reducing or delaying capital expenditures or restructuring activities;

Index
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

Our secured revolving credit facility and certain of our supply chain financing arrangements utilize LIBOR for the purpose of determining the interest rate on certain borrowings or the discount rate on the sale of trade accounts receivable, respectively.  In July 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that, after the end of 2021, it would no longer compel contributing banks to make rate submissions to the ICE Benchmark Administration (the “IBA”) for the purposes of setting LIBOR.  The cessation date for submission and publication of rates for certain tenors of LIBOR has since been extended by the IBA through June 2023; however, in early 2021, the United States Federal Reserve Board and other regulatory bodies issued guidance encouraging banks and other financial market participants to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate as soon as practicable and in any event no later than December 31, 2021.  As a result, LIBOR will likely cease to be available or cease to be deemed an appropriate reference rate, and we will likely need to amend our credit agreement and supply chain financing arrangements to utilize an alternative reference rate based on the then prevailing market convention at the time.  Although we do not believe that the proposed phase-out of LIBOR will materially impact our business, financial condition or results of operations, we can provide no assurances that any such alternative reference rate will be similar to LIBOR, or produce the same value or economic equivalence of LIBOR, or have the same volume or liquidity as LIBOR prior to its discontinuance.

Risks Related to External Factors

Our business, results of operations and financial condition could be materially adversely affected by the effects of widespread public health crises, including the novel coronavirus (COVID-19) pandemic, that are beyond our control.

The global outbreak of the novel coronavirus (COVID-19) pandemic has created significant volatility, uncertainty and economic disruption in many countries in which we operate, including the United States, Mexico, Canada, Poland, Germany, Hungary and China, and could, in the future, have a material adverse effect on our business, results of operations and financial condition.  Ultimately, the duration and severity of the pandemic may vary depending on the characteristics of the virus and the public health response; therefore, the nature and extent of its impact on our business and operations may be uncertain and beyond our control.  Customer demand for our products and customer preferences regarding product mix and distribution channels could be impacted as a result of the COVID-19 pandemic, and significant uncertainty exists with respect to the potential future impact of the pandemic as well as a deterioration of general economic conditions, including rising inflation, disruptions in the supply chain and a possible national or global recession.

Index
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

In certain countries in which we operate, national, state and local governments implemented a variety of   measures in 2020 in response to the COVID-19 pandemic, including by declaring states of emergency, restricting people from gathering in groups or interacting within a certain physical distance (i.e., social distancing), restricting or limiting the operations of businesses deemed to be non-essential, and imposing travel restrictions on individuals, including restrictions requiring individuals to stay at their place of residence except to perform certain activities deemed to be essential.  Many of these restrictions have been eased, however, there can be no guarantee that they will not be implemented in the future.  As we were deemed to be an essential business, throughout the pandemic we have been able to continue to perform, with certain modifications, all of the material operations at all of our principal facilities, however, we can provide no assurances that we will be able to continue to perform such operations in the future without disruption, such as temporary closures, as a result of new or modifications to existing governmental measures in response to the pandemic.  Any restrictions or limitations on our ability to perform such operations in the future without disruption, such as temporary closures, as a result of governmental measures in response to the pandemic could have a material adverse effect on our business, results of operations and financial condition.

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

We have manufacturing and distribution facilities in many countries, including Canada, Mexico, Poland, Germany and Hungary, as well as a joint-venture in China.  Increasing our manufacturing footprint in low cost regions is an important element of our strategy.  There are a number of risks associated with doing business internationally, including: (a) exposure to local economic and political conditions; (b) social unrest such as risks of terrorism or other hostilities; (c) currency exchange rate fluctuations and currency controls; (d) the effect of potential changes in U.S. trade policy and international trade agreements; and (e) the potential for shortages of trained labor.

In particular, historically there has been social unrest in Hong Kong and Mexico and any recurrence, or increased violence in or around our facilities in such countries could be disruptive to our business operations at such facilities, or present risks to our employees who may be directly affected by the violence and may result in a decision by them to relocate from the area, or make it difficult for us to recruit or retain talented employees at such facilities.

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

Index
We may incur liabilities under government regulations and environmental laws, which may have a material adverse effect on our business, financial condition and results of operations.

Domestic and foreign political developments and government laws and regulations directly affect automotive consumer products in the United States and abroad.  In the United States, these laws and regulations include standards relating to vehicle safety, fuel economy and emissions, among others.  Furthermore, increased public awareness and concern regarding climate change may result in new laws and regulations designed to reduce or mitigate the effects of greenhouse gas emissions or otherwise effect the transition to a lower-carbon economy.  The modification of existing laws, regulations or policies, or the adoption of new laws, regulations or policies could have a material adverse effect on our business, financial condition and results of operations.

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

The nature of our operations exposes us to the risk of claims with respect to such matters, and we can give no assurance that violations of such laws have not occurred or will not occur or that material costs or liabilities will not be incurred in connection with such claims.  We are currently monitoring our environmental remediation efforts at one of our facilities and our reserve balance related to the environmental clean-up at this facility is $1.5 million at December 31, 2021.  The environmental testing and any remediation costs at such facility may be covered by several insurance policies, although we can give no assurance that our insurance will cover any environmental remediation claims.  We also maintain insurance to cover our existing U.S. and Canadian facilities. We can give no assurance that the future cost of compliance with existing environmental laws and the liability for known environmental claims pursuant to such environmental laws will not give rise to additional significant expenditures or liabilities that would be material to us. In addition, future events, such as new information, changes in existing environmental laws or their interpretation, and more vigorous enforcement policies of federal, state or local regulatory agencies, may have a material adverse effect on our business, financial condition and results of operations.

Our future performance may be materially adversely affected by changes in technologies and improvements in the quality of new vehicle parts.

If we do not respond appropriately to changes in automotive technologies, such as the adoption of new technologies and systems to make traditional, ICE vehicles more efficient, or the adoption of electric or hybrid electric vehicle architectures, we could experience less demand for our products thereby causing a decline in our results of operations or deterioration in our business and financial condition, and we may have a material adverse effect on our long-term performance.

In addition, the size of the automobile replacement parts market depends, in part, upon the growth in number of vehicles on the road, increase in average vehicle age, change in total miles driven per year, new or modified environmental and vehicle safety regulations, including fuel economy and emissions reduction standards, increase in pricing of new cars and new car quality and related warranties.  The automobile replacement parts market has been negatively impacted by the fact that the quality of more recent automotive vehicles and their component parts (and related warranties) has improved, thereby lengthening the repair cycle.  Generally, if parts last longer, there will be less demand for our products and the average useful life of automobile parts has been steadily increasing in recent years due to innovations in products and technology.  In addition, the introduction by original equipment manufacturers of increased warranty and maintenance initiatives has the potential to decrease the demand for our products.  When proper maintenance and repair procedures are followed, newer air conditioning (A/C) systems in particular are less prone to leak resulting in fewer A/C system repairs.  These factors could have a material adverse effect on our business, financial condition and results of operations.

Index
ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We maintain our executive offices in Long Island City, New York. The table below describes our principal facilities as of December 31, 2021.

Location	State or Country	Principal Business Activity	Approx. Square Feet	Owned or Expiration Date of Lease

		Engine Management

Ft. Lauderdale	FL	Distribution	23,300	Owned
Ft. Lauderdale	FL	Distribution	30,000	Owned
Mishawaka	IN	Manufacturing	153,100	Owned
Edwardsville	KS	Distribution	363,500	Owned
Independence	KS	Manufacturing	337,400	Owned
Long Island City	NY	Administration	75,800	2023
Greenville	SC	Manufacturing	184,500	Owned
Disputanta	VA	Distribution	411,000	Owned
Reynosa	Mexico	Manufacturing	175,000	2025
Reynosa	Mexico	Manufacturing	153,000	2023
Bialystok	Poland	Manufacturing	142,400	2027
Sheboygan Falls	WI	Manufacturing	22,000	2025
Milwaukee	WI	Manufacturing	84,000	2028
Tijuana	Mexico	Manufacturing	37,500	2023
Kirchheim-Teck	Germany	Distribution	27,500	2031
Pécel	Hungary	Manufacturing	52,400	2031
Wuxi	China	Manufacturing	27,600	2023

		Temperature Control

Lewisville	TX	Administration and Distribution	415,000	2024
St. Thomas	Canada	Manufacturing	40,000	Owned
Reynosa	Mexico	Manufacturing	82,000	2026
Reynosa	Mexico	Manufacturing	117,500	2026
Reynosa	Mexico	Manufacturing	111,800	2024

		Other

Mississauga	Canada	Administration and Distribution	82,400	2023
Irving	TX	Training Center	13,400	2027

Index
ITEM 3.	LEGAL PROCEEDINGS

The information required by this Item is incorporated herein by reference to the information set forth in Item 8, “Financial Statements and Supplementary Data” of this Report under the captions “Asbestos” and “Other Litigation” appearing in Note 21, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements in Item 8 of this Report.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Index
PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades publicly on the New York Stock Exchange (“NYSE”) under the trading symbol “SMP.”  The last reported sale price of our common stock on the NYSE on February 17, 2022 was $47.63 per share.  As of February 17, 2022, there were 507 holders of record of our common stock.

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

There have been no unregistered offerings of our common stock during the fourth quarter of 2021.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

For information related to our stock repurchases, see Note 12, “Stockholders’ Equity,” of the Notes to Consolidated Financial Statements in Item 8 of this Report.

The following table provides information relating to the Company’s purchases of its common stock for the fourth quarter of 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (2)

October 1-31, 2021	—	$—	—	$—
November 1-30, 2021	6,000	49.04	6,000	29,705,754
December 1-31, 2021	1,000	47.69	1,000	29,656,062
Total	7,000	$49.13	7,000	$29,656,062

(1)	All shares were purchased through the publicly announced stock repurchase programs in open-market transactions.

(2)
In October 2021, our Board of Directors authorized the purchase of up to $30 million of our common stock under a stock repurchase program.  Stock will be purchased from time to time, in the open market, or through private transactions, as market conditions warrant.  Under this program, during the fourth quarter of 2021, we repurchased 7,000 shares of our common stock at a total cost of $0.3 million.  During the year ended December 31, 2021, additional stock repurchases of 615,265 shares were made at a total cost of $26.5 million under prior Board of Directors authorizations, which are now fully completed.

As of December 31, 2021, there was approximately $29.7 million available for future stock purchases under the October 2021 program.  During the period from January 1, 2022 through February 17, 2022, we have repurchased an additional 64,482 shares of our common stock at a total cost of $3.1 million, thereby reducing the availability under the program to $26.6 million.

Index
Stock Performance Graph

The following graph compares the five year cumulative total return on the Company’s Common Stock to the total returns on the Standard & Poor’s 500 Stock Index and the S&P 1500 Auto Parts & Equipment Index, which is a combination of automotive parts and equipment companies within the S&P 400, the S&P 500 and the S&P 600.  The graph shows the change in value of a $100 investment in the Company’s Common Stock and each of the above indices on December 31, 2016 and the reinvestment of all dividends. The comparisons in this table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Company’s Common Stock or the referenced indices.

	SMP	S&P 500	S&P 1500 Auto Parts & Equipment Index
2016	100	100	100
2017	86	122	132
2018	94	116	90
2019	105	153	121
2020	81	181	148
2021	107	233	182

* Source: S&P Capital IQ

Index
ITEM 6.	(RESERVED)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading manufacturer and distributor of premium replacement parts utilized in the maintenance, repair and service of vehicles in the automotive aftermarket industry. In addition, we continue to increase our supplier capabilities with a complementary focus on specialized original equipment parts for manufacturers across multiple industries such as agriculture, heavy duty, and construction equipment. We believe that our extensive design and engineering capabilities have afforded us opportunities to expand our product coverage in our aftermarket business and enter newer specialized markets that require application-specific knowledge, such as those mentioned above.

We are organized into two operating segments.  Each segment is focused on different product categories and with providing our customers with full-line coverage of its products, a full suite of complementary services that are tailored to our customers’ business needs, and with driving end-user demand for our products.  We sell our products primarily to automotive aftermarket retailers, program distribution groups, warehouse distributors, original equipment manufacturers and original equipment service part operations in the United States, Canada, Europe, Asia, Mexico and other Latin American countries.

Overview of Financial Performance

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto. This discussion summarizes the significant factors affecting our results of operations and the financial condition of our business during each of the fiscal years in the three-year period ended December 31, 2021.

	December 31,
(In thousands, except per share data)	2021	2020	2019

Net sales	$1,298,816	$1,128,588	$1,137,913
Gross profit	376,931	336,655	331,800
Gross profit %	29%	29.8%	29.2%
Operating income	128,999	108,895	94,495
Operating income %	9.9%	9.6%	8.3%
Earnings from continuing operations before income taxes	130,465	107,379	91,796
Provision for income taxes	31,044	26,962	22,745
Earnings from continuing operations	99,421	80,417	69,051
Loss from discontinued operations, net of income taxes	(8,467)	(23,024)	(11,134)
Net earnings	90,954	57,393	57,917
Net earnings attributable to noncontrolling interest	68	—	—
Net earnings attributable to SMP	90,886	57,393	57,917
Per share data attributable to SMP – Diluted:
Earnings from continuing operations	$4.39	$3.52	$3.03
Discontinued operations	(0.37)	(1.01)	(0.49)
Net earnings per common share	$4.02	$2.51	$2.54

The post COVID-19 sales momentum we experienced in the second half of 2020 carried over into 2021 resulting in record net sales and earnings from continuing operations.  We experienced strong demand across all our product categories as well as a more normalized seasonal trend consistent with years prior to 2020.

Net sales for 2021 were $1,298.8 million, an increase of $170.2 million, or 15.1% compared to net sales of $1,128.6 million in 2020, and an increase of $160.9 million, or 14.1%, compared to net sales of $1,137.9 million in 2019.

Index
The increase in net sales in 2021 reflects the favorable impact of multiple factors including:

•	successful customer initiatives in the marketplace,
•	the phase-in of new business wins,
•	beneficial summer weather,
•	continued strong customer demand as evidenced by robust customer POS and fueled by the replenishment of customer inventory levels,
•	the partial impact of price increases in the fourth quarter of the year, which were implemented to pass through inflationary increases in raw materials, freight and labor costs, and
•	incremental net sales from our soot sensor, Trombetta and Stabil acquisitions.

The combination of the above factors more than offset the impact of lost revenue related to the decision of a large retail customer to pursue a private brand strategy in December 2020.

Gross margin as a percentage of net sales in 2021 was 29% as compared to 29.8% in 2020 and 29.2% in 2019.  Gross margins in the first half of 2021 were favorably impacted by greater fixed cost absorption due to higher production volumes as we increased inventories to meet the strong customer demand.  The strong gross margins achieved in the first half of 2021 were offset by some compression in the second half of 2021 caused by several factors including lower fixed cost absorption due to lower production levels than those achieved in the second half of 2020, inflationary cost increases in certain raw materials, labor and elevated transportation expense, and the higher mix of heavy duty parts sales from our recent acquisitions, which have a different margin profile than our aftermarket business with lower gross margins but comparable operating margin. While we anticipate continued margin pressure resulting from inflationary headwinds, we believe that our annual cost initiatives coupled with our ability to pass through higher prices to our customers should help to offset much of this impact to our margins.

Operating margin as a percentage of net sales in 2021 was 9.9% as compared to 9.6% in 2020 and 8.3% in 2019.  Our operating margins in 2021 were favorably impacted by higher net sales.  Included in our operating margin were selling, general and administrative expenses (“SG&A”) of $247.5 million, or 19.1% of net sales in 2021, $224.7 million, or 19.9% of net sales in 2020, and $234.7 million, or 20.6% of net sales in 2019.  The higher SG&A expenses in 2021 resulted principally from elevated distribution costs associated with higher sales volumes as well as the impact of increased freight costs, higher employee compensation costs, and incremental expenses from our soot sensor, Trombetta and Stabil acquisitions.  We anticipate that our future operating margins will be in line with the operating margins achieved in 2021 and 2020.

Overall, our financial results in 2021 were extremely strong.  We posting record net sales and earnings from continuing operations and achieving substantial new business wins with existing customers.  Our core automotive aftermarket business remains strong and we have made major strides into new complementary markets with upside potential.

Recent Strategic Acquisitions

As part of our strategic plan for diversification and growth beyond our core automotive aftermarket business, and to further expand internationally with a focus on the European market, we completed three acquisitions in 2021. The acquisitions continue to increase our supplier capabilities with a complementary focus on specialized original equipment parts to manufacturers across multiple industries such as medium and heavy duty vehicles, construction and agricultural equipment, power sports, and other sub-segments.  In addition to expanding beyond our core automotive aftermarket business, it also provided geographic expansion as we now have meaningful footprints to grow sales in Europe and Asia.

As we integrate these businesses, we will be able to take advantage of shared customer lists, product portfolios, manufacturing and engineering capabilities, and geographic reach.  Many of the products in the acquired businesses are either power-train neutral, or are geared toward electric and alternative energy vehicles and, as such, not limited to applications on internal combustion engine (“ICE”), providing potential synergies and future sales growth opportunities in non-internal combustion engine applications.  After these acquisitions, we estimate that approximately half of our product offering is power-train neutral, or suitable for electric, hybrid electric and/or alternative energy vehicles.  Following is a brief summary of the acquired businesses.

Index
In March 2021, we acquired certain Soot Sensor product lines from Stoneridge, Inc. for $2.9 million. The product line assets acquired manufacture sensors used in the exhaust and emission systems of diesel engines. The acquisition is an excellent fit for our strategy of expansion into the heavy duty market.

In May 2021, we acquired 100% of the capital stock of Trumpet Holdings, Inc., a Delaware corporation, (more commonly known as “Trombetta”), for $111.7 million.  Trombetta has manufacturing facilities in Milwaukee, Wisconsin; Sheboygan Falls, Wisconsin; Tijuana, Mexico, as well as a 70% ownership in a joint venture in Hong Kong, with operations in Shanghai and Wuxi, China (“Trombetta Asia, Ltd.”).  Trombetta is a worldwide leader in power switching and power management products and has a long history of supplying high-quality products to a broad group of blue-chip customers across multiple commercial vehicle and off-highway channels, including heavy truck, construction, agricultural, electric vehicle and power sports markets.  Few of Trombetta’s products are powertrain-related and thus unaffected by the shift from internal combustion engines.  We believe that the combination of Trombetta, along with our existing businesses will create a critical mass that can be a powerful force for growth.

In September 2021, we acquired 100% of the capital stock of Stabil Operative Group GmbH, a German company (“Stabil”), for Euros 13.7 million, or $16.3 million, subject to certain post-closing adjustments.  Stabil is a manufacturer and distributor of a variety of components, including electronic sensors, control units, and clamping devices to the European market, serving both commercial and light vehicle applications.  The acquired Stabil business is headquartered on the outskirts of Stuttgart, Germany with facilities in Germany and Hungary. The acquisition is an excellent fit for our strategy of expansion beyond our core aftermarket business into complementary areas, and gives us exposure to a diversified group of blue chip European commercial and light vehicle customers.

For additional information on our recent acquisitions, see Note 2, “Business Acquisitions and Investments,” of the Notes to Consolidated Financial Statements in Item 8 of this Report.

Impact of the Coronavirus (“COVID-19”)

On an ongoing basis, we continue to monitor the impact, if any, of COVID-19 on the global economy, our industry, business, and the markets that we serve.  In response to the COVID-19 pandemic, in 2020, we established a committee, comprised of our executive officers, to oversee the Company’s risk identification, management and mitigation strategies regarding the impact of the pandemic on our business and operations.  The committee continues to meet on a regular basis, monitoring events related to the pandemic and any appropriate actions to be taken.  Among the issues that are actively being monitored by the committee are the general state of economic conditions, governmental measures in response to the pandemic, the spread of the delta and omicron variants, and the enactment of policies and practices to ensure the health and safety of our employees, contractors and customers, as well as customer demand for our products and any potential disruptions in our supply chain.

As related to the performance of our business, we were declared an essential business under national and regional shelter-in-place orders and, as such, our business operations continued throughout 2020.  After a downturn in net sales initially in the second quarter of 2020, customer orders strengthened in the last half of the second quarter and continued throughout 2020, resulting in strong net sales for the year ended December 31, 2020.  The net sales momentum continued into 2021, as we experienced strong demand for our products, and a seasonal trend that was more in line with years prior to 2020.

Although our business remains strong and we continue to monitor the impact of the pandemic, any uncertain future effect of the pandemic may have a material adverse effect on our business, financial condition and results of operations.

Index
Impact of Global Supply Chain Disruption and Inflation

Disruptions in the global economy in 2020 and the lingering impacts into 2021 have impeded global supply chains, resulted in longer lead times and delays in procuring component parts and raw materials, and resulted in inflationary cost increases in certain raw materials, labor and transportation.  In response to the global supply chain volatility and inflationary cost increases, we have taken, and continue to take, several actions to mitigate the impact by working closely with our suppliers and customers to minimize any potential adverse impacts on our business, including implementing cost savings initiatives and the pass through of higher costs to our customers, which began in the fourth quarter of 2021. We believe that we have also benefited from our geographically diversified manufacturing footprint and our strategy to bring more product manufacturing in-house, especially with respect to product availability and fill rates.  We expect these inflationary trends to continue for some time, and while we believe that we will be able to somewhat offset the impact, there can be no assurances that unforeseen future events in the global supply chain affecting the availability of materials and components, and/or increasing commodity pricing, will not have a material adverse effect on our business, financial condition and results of operations.

Impact of Changes in U.S. Trade Policy

Changes in U.S. trade policy, particularly as it relates to China, as with much of our industry, have resulted in the assessment of increased tariffs on goods that we, as with much of our industry, import into the United States.  Although our operating results in 2021 have been only slightly impacted by the tariff costs associated with Chinese sourced products (due to our diversified manufacturing and distribution footprint), we have taken, and continue to take, several actions to mitigate the impact of the increased tariffs, including but not limited to, price increases to our customers.  We do not anticipate that the increased tariffs will have a significant impact on our future operating results.  Although we are confident that we will be able to pass along the impact of the increased tariffs to our customers, there can be no assurances that we will be able to pass on the entire increased costs imposed by the tariffs.

Environmental, Social, & Governance (“ESG”)

Our Company was founded in 1919 on the values of integrity, common decency and respect for others.  These values continue to this day and are embodied in our Code of Ethics, which has been adopted by the Board of Directors of the Company to serve as a statement of principles to guide our decision-making and reinforce our commitment to these values in all aspects of our business.  These values also serve as the foundation for our increased focus on many important environmental, social and governance issues, such as environmental stewardship and our efforts to identify and implement practices that reduce our environmental impact while achieving our business goals; our attention to diversity, equity and inclusion, employee development, retention, and health and safety; and our community engagement initiatives, to name a few.  We have made significant strides building awareness of the environmental impact of our operations, and challenging ourselves to reduce our impact by reducing our consumption of energy and generation of waste, as well as enhancing our recycling efforts.

Additionally, we realize the intricate role our employees play to the overall success of our business.  Their health and happiness is important, and we continue to look for ways to address their needs and the needs of their families.  For example, in 2021 we conducted several surveys on employee engagement, employee satisfaction, and diversity, equity and inclusion to gain a deeper understanding of our employees’ well-being so as to ensure that the company’s culture remains strong.

Index
Comparison of Results of Operations For Fiscal Years 2021 and 2020

Sales.  Consolidated net sales for 2021 were $1,298.8 million, an increase of $170.2 million, or 15.1%, compared to $1,128.6 million in the same period of 2020.  Consolidated net sales increased in both our Engine Management and Temperature Control Segments, with the majority of our net sales to customers located in the United States.

Consolidated net sales in 2020 were adversely impacted in the first half of 2020 by the COVID-19 pandemic, and were followed by strong net sales in the second half of 2020, as our business improved to pre-COVID-19 levels with our customers’ POS sales exceeding their comparable levels in prior periods.

The following table summarizes consolidated net sales by segment and by major product group within each segment for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Engine Management:
Ignition, Emission Control, Fuel & Safety Related System Products	$786,514	$691,722
Wire and Cable	151,422	143,963
Total Engine Management	937,936	835,685

Temperature Control:
Compressors	206,697	163,071
Other Climate Control Parts	141,726	118,883
Total Temperature Control	348,423	281,954

All Other	12,457	10,949

Total	$1,298,816	$1,128,588

Engine Management’s net sales increased $102.3 million, or 12.2%, to $937.9 million for the year ended December 31, 2021.  Net sales in ignition, emission control, fuel and safety related system products for the year ended December 31, 2021 were $786.5 million, an increase of $94.8 million, or 13.7%, compared to $691.7 million in the same period of 2020.  Net sales in the wire and cable product group for the year ended December 31, 2021 were $151.4 million, an increase of $7.5 million, or 5.2%, compared to $144 million in the same period of 2020.  Engine Management’s increase in net sales for the year ended December 31, 2021 compared to the same period in 2020, reflects the impact of successful customer initiatives in the marketplace, the phase-in of new business wins, continued strong customer demand as evidenced by robust customer POS, the partial impact of price increases in the fourth quarter of the year, which were implemented to pass through inflationary increases in raw materials, freight and labor costs, and incremental net sales from our soot sensor, Trombetta and Stabil acquisitions, along with the favorable year-over-year impact of having lower net sales in the first part of 2020 due to the general weakness in the economy caused by the COVID-19 pandemic.  The favorable net sales results achieved by Engine Management in 2021 more than offset the impact of the lower net sales from the decision, in December 2020, of a large retail customer to pursue a private brand strategy.

Incremental net sales from our soot sensor, Trombetta and Stabil acquisitions of $54.3 million were included in the net sales of the ignition, emission control, fuel and safety related system product group from the date of acquisition through December 31, 2021.  Compared to the year ended December 31, 2020, excluding the incremental net sales from the acquisitions, net sales in the ignition, emission control, fuel and safety related product group increased $40.5 million, or 5.9%, and Engine Management net sales increased $48 million, or 5.7%.

Index
Temperature Control’s net sales increased $66.5 million, or 23.6%, to $348.4 million for the year ended December 31, 2021.  Net sales in the compressors product group for the year ended December 31, 2021 were $206.7 million, an increase of $43.6 million, or 26.7%, compared to $163.1 million in the same period of 2020.  Net sales in the other climate control parts group for the year ended December 31, 2021 were $141.7 million, an increase of $22.8 million, or 19.2%, compared to $118.9 million for the year ended December 31, 2020.  Temperature Control’s increase in net sales for the year ended December 31, 2021, when compared to the same period in 2020, reflects the impact of continued strong customer demand stemming from the impact of very warm summer weather conditions and the replenishment of customer inventory levels, along with the favorable year-over-year impact of having lower net sales in the first part of 2020 due to the general weakness in the economy caused by the COVID-19 pandemic.  Demand for our Temperature Control products may vary significantly with summer weather conditions and customer inventory levels.

Gross Margins.  Gross margins, as a percentage of consolidated net sales, decreased to 29% for 2021, compared to 29.8% for 2020.  The following table summarizes gross margins by segment for the years ended December 31, 2021 and 2020, respectively (in thousands):

Year Ended December 31,	Engine Management	Temperature Control	Other	Total
2021
Net sales (a)	$937,936	$348,423	$12,457	$1,298,816
Gross margins	266,961	95,138	14,832	376,931
Gross margin percentage	28.5%	27.3%	—%	29%

2020
Net sales (a)	$835,685	$281,954	$10,949	$1,128,588
Gross margins	251,747	75,161	9,747	336,655
Gross margin percentage	30.1%	26.7%	—%	29.8%

(a)	Segment net sales include intersegment sales in our Engine Management and Temperature Control segments.

Compared to 2020, gross margins at Engine Management decreased 1.6 percentage points from 30.1% to 28.5%, while gross margins at Temperature Control increased 0.6 percentage points from 26.7% to 27.3%.  The gross margin percentage decrease in Engine Management compared to the prior year reflects the impact of the lower gross margins achieved in the second half of 2021 compared to the second half of 2020, resulting from lower fixed cost absorption due to lower production levels than those achieved in the second half of 2020, inflationary cost increases in raw materials, labor and transportation, which began in the second quarter of 2021, and a higher mix of heavy duty OE sales from recent acquisitions, which has a different margin profile than our aftermarket business with lower gross margins but comparable operating margins.  Engine Management gross margins in the first half of 2021 were favorably impacted by higher year-over-year absorption due to higher production volumes to build inventory levels, and the impact of year-over-year production variances carried over from the prior year.

The gross margin percentage increase in Temperature Control compared to the prior year reflects the favorable impact of higher year-over-year absorption due to higher production volumes, as well as overall higher sales volume, which more than offset the unfavorable impact in the second half of 2021 of inflationary cost increases in certain raw materials, labor and transportation.  While we anticipate continued margin pressures at both Engine Management and Temperature Control resulting from inflationary cost increases, we believe that our annual cost initiatives, and our ability to pass through higher prices to our customers, will help to offset the impact of the inflationary increases on our margins.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) increased to $247.5 million, or 19.1% of consolidated net sales in 2021, as compared to $224.7 million, or 19.9% of consolidated net sales in 2020.  The $22.8 million increase in SG&A expenses as compared to 2020 is principally due to (1) higher distribution costs associated with higher sales volumes and the impact of an increase in freight costs, (2) higher employee compensation costs, and (3) the impact of incremental expenses of $7.8 million from our soot sensor, Trombetta and Stabil acquisitions, including amortization of intangible assets acquired.  The lower year-over-year SG&A expense percentage of consolidated net sales reflects the impact of discretionary cost reduction measures implemented in 2020 and carried over into 2021, and higher year-over-year sales volumes.

Index
Intangible Asset Impairment.  In December 2020, a large retail customer informed us of its decision to pursue a private brand strategy for its engine management product line.  As a result of this development, products sold under the BWD trademark were significantly reduced. In connection with the decision, we recorded an impairment charge of $2.6 million in 2020.

Restructuring and Integration Expenses.  Restructuring and integration expenses were $0.4 million in 2021 compared to restructuring and integration expenses of $0.5 million in 2020.  Restructuring and integration expenses incurred in 2021 relate to the relocation in our Engine Management Segment of certain inventory, machinery, and equipment acquired in our March 2021 soot sensor acquisition; while restructuring and integration expenses incurred in 2020 relate to (1) the increase in environmental cleanup costs for ongoing monitoring and remediation in connection with the prior closure of our manufacturing operations at our Long Island City, New York location, and (2) costs related to the residual relocation activities in our Engine Management segment in connection with our integration of the Pollak business of Stoneridge, Inc., acquired in April 2019.

Operating Income.  Operating income was $129 million, or 9.9%, of consolidated net sales in 2021, compared to $108.9 million, or 9.6%, of consolidated net sales in 2020.  The year-over-year increase in operating income of $20.1 million is the result of the impact of higher consolidated net sales and the impact of the impairment charge in 2020 related to the BWD trademark, which more than offset the impact of lower gross margins as a percentage of consolidated net sales and higher SG&A expenses.  Operating income of 9.9% of consolidated net sales achieved in 2021 is in line historical operating margin percentages achieved.

Other Non-Operating Income (Expense), Net.  Other non-operating income, net was $3.5 million in 2021, compared to $0.8 million in 2020.  The year-over-year increase in other non-operating income, net results primarily from the increase in year-over-year equity income from our joint ventures and the favorable impact of changes in foreign currency exchange rates.  During the first quarter of 2020, our joint ventures in China experienced temporary shutdowns due to the impact of the COVID-19 pandemic, resulting in significantly lower equity income.  In March 2020, the joint ventures reopened and resumed manufacturing and distribution.

Interest Expense.  Interest expense decreased to $2 million in 2021, compared to $2.3 million in 2020.  The year-over-year decrease in interest expense reflects the impact of lower year-over-year average interest rates on our revolving credit facility, which more than offset the impact of slightly higher average outstanding borrowings in 2021 when compared to 2020.

Income Tax Provision.  The income tax provision for 2021 was $31 million at an effective tax rate of 23.8%, compared to $27 million at an effective tax rate of 25.1% in 2020.  The lower effective tax rate in 2021 compared to 2020 results primarily from the increased year-over-year income tax benefit from the exercise of restricted stock, and changes in the mix of U.S. and foreign income.

Loss From Discontinued Operations.  Loss from discontinued operations, net of income tax, reflects information contained in the actuarial studies performed as of August 31, 2021 and 2020, and in December 2020 to reflect events that occurred in the fourth quarter of 2020, as well as other information available and considered by us, and legal expenses and other costs associated with our asbestos-related liability.  During the years ended December 31, 2021 and 2020, we recorded a net loss of $8.5 million and $23 million from discontinued operations, respectively.  The loss from discontinued operations for the year ended December 31, 2021 and 2020 includes a $5.3 million and $25.7 million pre-tax provision, respectively, to increase our indemnity liability in line with the 2021 and 2020 actuarial studies; and legal expenses and other miscellaneous expenses, before taxes, of $6.1 million and $5.4 million for 2021 and 2020, respectively.  As discussed more fully in Note 21 “Commitments and Contingencies” in the notes to our consolidated financial statements, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Index
Net Earnings Attributable to Noncontrolling Interest.  In May 2021, we acquired the Trombetta business for $111.7 million. As part of the acquisition, we acquired a 70% ownership in a joint venture in Hong Kong, with operations in Shanghai and Wuxi, China (“Trombetta Asia, Ltd.”).  Net earnings attributable to the noncontrolling interest of $68,000 during the year ended December 31, 2021 represents 30% of the net earnings of Trombetta Asia, Ltd. from the date of acquisition through December 31, 2021.

Comparison of Results of Operations For Fiscal Years 2020 and 2019

For a detailed discussion on the comparison of fiscal year 2020 to fiscal year 2019, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Restructuring and Integration Programs

For a detailed discussion on the restructuring and integration costs, see Note 3, “Restructuring and Integration Expense,” of the Notes Consolidated Financial Statements in Item 8 of this Report.

Liquidity and Capital Resources

Operating Activities.  During 2021, cash provided by operating activities was $85.6 million compared to $97.9 million in 2020.  The decrease in cash provided by operating activities resulted primarily from the increase in inventories compared to the decrease in inventories in the prior year, the smaller year-over-year increase in sundry payables and accrued expenses, and the larger year-over-year increase in prepaid expenses and other current assets, partially offset by the increase in net earnings, the decrease in accounts receivable compared to the increase in accounts receivable in the prior year, and the larger year-over-year increase in accounts payable.

Net earnings during 2021 were $91 million compared to $57.4 million in 2020.  During 2021 (1) the decrease in accounts receivable was $28.5 million compared to the year-over-year increase in accounts receivable of $71.9 million in 2020; (2) the increase in inventories was $107.6 million compared to the year-over-year decrease in inventories of $18 million in 2020; (3) the increase in accounts payable was $33 million compared to the year-over-year increase in accounts payable of $7.4 million in 2020; (4) the increase in prepaid expenses and other current assets was $0.8 million compared to the year-over-year increase in prepaid expenses and other current assets of $0.4 million in 2020; and (5) the increase in sundry payables and accrued expenses was $13.4 million compared to the year-over-year increase in sundry payables and accrued expenses of $40.7 million in 2020.  The decrease in accounts receivable during 2021 reflects the impact of $50 million of receivables presented to financial institutions at December 31, 2020, pursuant to our supply chain financing arrangements, that were collected in 2021; while the increase in inventories during 2021 reflects actions taken to meet continued strong customer demand, to replenish stock levels, which were depleted after record sales in the last half of 2020, and to serve as a hedge against the global disruptions in the supply chain.  We continue to actively manage our working capital to maximize our operating cash flow.

Investing Activities.  Cash used in investing activities was $151.2 million in 2021 compared to $17.8 million in 2020.  Investing activities during 2021 consisted of (1) the payment of $15.4 million, net of $0.9 million of cash acquired, for our acquisition of 100% of the capital stock of Stabil Operative Group GmbH, a German company, (“Stabil”); (2) the payment of $107.1 million, net of $4.6 million of cash acquired, for our acquisition of 100% of the capital stock of Trumpet Holdings, Inc., a Delaware corporation, (“Trombetta”); (3) the payment of $2.9 million for our acquisition of certain assets of the soot sensor product lines from Stoneridge, Inc.; and (4) capital expenditures of $25.9 million.  Investing activities in 2020 consisted of capital expenditures of $17.8 million.

Financing Activities.  Cash provided by financing activities was $69 million in 2021 compared to cash used in financing activities of $71.5 million in 2020.  During 2021, we (1) increased our borrowings under our revolving credit facility by $115.3 million; (2) increased our borrowings under lease obligations and our Polish overdraft facility by $3 million; (3) made cash payments for the repurchase of shares of our common stock of $26.8 million; and (4) paid dividends of $22.2 million.  Cash provided by operating activities, along with borrowings under our revolving credit agreement, lease obligations and Polish overdraft facility were used to fund our investing activities, purchase shares of our common stock and pay dividends.

Index
Cash used in financing activities was $71.5 million in 2020.  During 2020, we (1) reduced our borrowings under our revolving credit facility by $42.5 million; (2) reduced our borrowings under lease obligations and our Polish overdraft facility by $4.2 million; (3) made cash payments for the repurchase of shares of our common stock of $13.5 million; and (4) paid dividends of $11.2 million.  Cash provided by operating activities was used to pay down our revolving credit facility, our lease obligations and Polish overdraft facility, and to fund our investing activities, purchase shares of our common stock and pay dividends.

Dividends of $22.2 million and $11.2 million were paid in 2021 and 2020, respectively.  In January 2020, our Board of Directors voted to increase our quarterly dividend from $0.23 per share in 2019 to $0.25 per share in 2020.  In April 2020, in response to the impact of the COVID-19 pandemic on our business, our Board of Directors approved to temporarily suspend our quarterly cash dividend payments and stock repurchases.  In September 2020, our Board of Directors approved to reinstate our stock repurchase program; and in October 2020, our Board of Directors approved the reinstatement of our quarterly cash dividend of $0.25 per share.  In February 2021, our Board of Directors voted to maintain our quarterly dividend at $0.25 per share in 2021; and in February 2022, our Board of Directors voted to increase our quarterly dividend from $0.25 per share in 2021 to $0.27 per share in 2022.

Comparison of Liquidity and Capital Resources For Fiscal Years 2020 and 2019
For a detailed discussion of our Liquidity and Capital Resources comparison of fiscal year 2020 to fiscal year 2019, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Liquidity

Our primary cash requirements include working capital, capital expenditures, regular quarterly dividends, stock repurchases, principal and interest payments on indebtedness and acquisitions.  Our primary sources of funds are ongoing net cash flows from operating activities and availability under our secured revolving credit facility (as detailed below).

We have entered into an amended credit agreement with JPMorgan Chase Bank, N.A., as agent, and a syndicate of lenders.  The amended credit agreement provides for a senior secured revolving credit facility with a line of credit of up to $250 million (with an additional $50 million accordion feature) and extends the maturity date to December 2023.  The line of credit under the amended agreement also allows for a $10 million line of credit to Canada as part of the $250 million available for borrowing.  Direct borrowings under the amended credit agreement bear interest at LIBOR plus a margin ranging from 1.25% to 1.75% based on our borrowing availability, or floating at the alternate base rate plus a margin ranging from 0.25% to 0.75% based on our borrowing availability, at our option.  The amended credit agreement is guaranteed by certain of our subsidiaries and secured by certain of our assets.

Borrowings under the amended credit agreement are secured by substantially all of our assets, including accounts receivable, inventory and certain fixed assets, and those of certain of our subsidiaries.  Availability under the amended credit agreement is based on a formula of eligible accounts receivable, eligible drafts presented to the banks under our supply chain financing arrangements and eligible inventory.  After taking into account outstanding borrowings under the amended credit agreement, there was an additional $122.1 million available for us to borrow pursuant to the formula at December 31, 2021.  The loss of business of one or more of our key customers or, a significant reduction in purchases of our products from any one of them, could adversely impact availability under our revolving credit facility.

Outstanding borrowings under the credit agreement, which are classified as current liabilities, were $125.3  million and $10 million at December 31, 2021 and 2020, respectively; while letters of credit outstanding under the credit agreement were $2.6 million and $2.8 million at December 31, 2021 and 2020, respectively.  Borrowings under the credit agreement have been classified as current liabilities based upon accounting rules and certain provisions in the agreement.

Index
At December 31, 2021, the weighted average interest rate on our amended credit agreement was 1.4%, which consisted of $125 million in direct borrowings at 1.4% and an alternative base rate loan of $0.3 million at 3.5%.  At December 31, 2020, the weighted average interest rate on our amended credit agreement was 1.4%, which consisted of $10 million in direct borrowings.  Our average daily alternative base rate loan balance was $1.1 million and $1.5 million during 2021 and 2020, respectively.

At any time that our borrowing availability is less than the greater of either (a) $25 million, or 10% of the commitments if fixed assets are not included in the borrowing base, or (b) $31.25 million, or 12.5% of the commitments if fixed assets are included in the borrowing base, the terms of the amended credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain a fixed charge coverage ratio of 1:1 at the end of each fiscal quarter (rolling four quarters).  As of December 31, 2021, we were not subject to these covenants.  The amended credit agreement permits us to pay cash dividends of $20 million and make stock repurchases of $20 million in any fiscal year subject to a minimum availability of $25 million.  Provided specific conditions are met, the amended credit agreement also permits acquisitions, permissible debt financing, capital expenditures, and cash dividend payments and stock repurchases of greater than $20 million.

In February 2022, our Polish subsidiary, SMP Poland sp. z.o.o., amended its overdraft facility with HSBC Continental Europe (Spolka Akcyjna) Oddzial w Polsce, formerly HSBC France (Spolka Akcyjna) Oddzial w Polsce.  The amended overdraft facility provides for borrowings of up to Zloty 30 million (approximately $8 million).  Availability under the amended facility commences in March 2022 and ends in June 2022, with automatic three-month renewals until June 2027, subject to cancellation by either party, at its sole discretion, at least 30 days prior to the commencement of the three-month renewal period.  Borrowings under the overdraft facility will bear interest at a rate equal to WIBOR + 1.5% and are guaranteed by Standard Motor Products, Inc., the ultimate parent company.  At December 31, 2021 and 2020, borrowings under the overdraft facility were Zloty 12.3 million (approximately $3 million) and Zloty 0.4 million (approximately $0.1 million), respectively.

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

Pursuant to these agreements, we sold $818.8 million and $695.1 million of receivables for the years ended December 31, 2021 and 2020, respectively, which was reflected as a reduction of accounts receivable in the consolidated balance sheet at the time of sale.  Receivables presented at financial institutions and not yet collected as of December 31, 2021 and December 31, 2020 were approximately $1.3 million and $50 million, respectively, and remained in our accounts receivable balance for those periods.  A charge in the amount of $11.5 million, $12.2 million and $22 million related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019, respectively.

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

In March 2020, our Board of Directors authorized the purchase of up to $20 million of our common stock under a stock repurchase program.  Stock repurchases under this program, during the years ended December 31, 2021 and 2020, were 150,273 and 323,867 shares of our common stock, respectively, at a total cost of $6.5 million and $13.5 million, respectively, thereby completing the 2020 Board of Directors authorization.

Index
In February 2021, our Board of Directors authorized the purchase of up to an additional $20 million of our common stock under a stock repurchase program.  Stock repurchases under this program, during the year ended December 31, 2021, were 464,992 shares of our common stock at a total cost of $20 million, thereby completing the 2021 Board of Directors authorization.

In October 2021, our Board of Directors authorized the purchase of up to an additional $30 million of our common stock under a stock repurchase program.  Stock will be purchased under the programs from time to time, in the open market or through private transactions, as market conditions warrant.  Stock repurchases under this program, during the year ended December 31, 2021, were 7,000 shares of our common stock, at a total cost of $0.3 million.  As of December 31, 2021, there was approximately $29.7 million available for future stock purchases under the program.  During the period from January 1, 2022 through February 17, 2022, we have repurchased an additional 64,482 shares of our common stock at a total cost of $3.1 million, thereby reducing the availability under the program to $26.6 million.

Material Cash Commitments

Material cash commitments as of December 31, 2021 consist of required cash payments to service our outstanding borrowings of $125.3 million under our amended revolving credit agreement with JPMorgan Chase Bank, N.A., as agent, and the future minimum cash requirements of $44.9 million through 2031 under operating leases.  All of our other cash commitments as of December 31, 2021 are not material.  For additional information related to our material cash commitments, see Note 7, “Leases,” and Note 11, “Credit Facilities and Long-Term Debt,” of the Notes to Consolidated Financial Statements in Item 8 of this Report.

We anticipate that our cash flow from operations, available cash and available borrowings under our revolving credit facility, inclusive of the utilization of the $50 million accordion feature in the facility, will be adequate to meet our future liquidity needs for at least the next twelve months.  Significant assumptions underlie this belief, including, among other things, that we will be able to mitigate the future impact, if any, of the COVID-19 pandemic, disruptions in the supply chain that may lead to a further increase in inventories to support our customers, and significant inflationary cost increases in raw materials, labor and transportation, and that there will be no material adverse developments in our business, liquidity or capital requirements.  If material adverse developments were to occur in any of these areas, there can be no assurance that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our revolving credit facility in amounts sufficient to enable us to pay the principal and interest on our indebtedness, or to fund our other liquidity needs.  In addition, if we default on any of our indebtedness, or breach any financial covenant in our revolving credit facility, our business could be adversely affected.

For further information regarding the risks in our business, refer to Item 1A, “Risk Factors,” of this Report.

Critical Accounting Policies and Estimates

We have identified the two accounting policies and estimates below as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to these policies and estimates on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies and estimates affect our reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see Note 1 of the notes to our consolidated financial statements.

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

Index
Valuation of Long‑Lived and Intangible Assets and Goodwill

At acquisition, we estimate and record the fair value of purchased intangible assets, which primarily consist of customer relationships, trademarks and trade names, patents, developed technology and intellectual property, and non-compete agreements.  Intangible assets acquired through business combinations are subject to potential adjustments within the measurement period, which is up to one year from the acquisition date.  Valuing intangible assets requires the use of significant estimates and assumptions.  As related to valuing customer relationships, significant estimates and assumptions used include but are not limited to: (1) forecasted revenues attributable to existing customers; (2) forecasted earnings before interest and taxes (“EBIT”) margins; (3) customer attrition rates; and (4) the discount rate.  Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations.  Goodwill and certain other intangible assets having indefinite lives are not amortized to earnings, but instead are subject to periodic testing for impairment.  Intangible assets determined to have definite lives are amortized over their remaining useful lives.  We believe that the fair value of acquired identifiable net assets, including intangible assets, are based upon reasonable estimates and assumptions.

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

Index
Asbestos Litigation

In evaluating our potential asbestos-related liability, we have considered various factors including, among other things, an actuarial study of the asbestos related liabilities performed by an independent actuarial firm, our settlement amounts and whether there are any co-defendants, the jurisdiction in which lawsuits are filed, and the status and results of such claims.  As is our accounting policy, we consider the advice of actuarial consultants with experience in assessing asbestos-related liabilities to estimate our potential claim liability; and perform an actuarial evaluation in the third quarter of each year and whenever events or changes in circumstances indicate that additional provisions may be necessary.  The methodology used to project asbestos-related liabilities and costs in our actuarial study considered: (1) historical data available from publicly available studies; (2) an analysis of our recent claims history to estimate likely filing rates into the future; (3) an analysis of our currently pending claims; (4) an analysis of our settlements and awards of asbestos-related damages to date; and (5) an analysis of closed claims with pay ratios and lag patterns in order to develop average future settlement values.  Based on the information contained in the actuarial study and all other available information considered by us, we have concluded that no amount within the range of settlement payments and awards of asbestos-related damages was more likely than any other and, therefore, in assessing our asbestos liability we compare the low end of the range to our recorded liability to determine if an adjustment is required.  Future legal costs are expensed as incurred and reported in earnings (loss) from discontinued operations in the accompanying statement of operations.

We plan to perform an annual actuarial evaluation during the third quarter of each year for the foreseeable future and whenever events or changes in circumstances indicate that additional provisions may be necessary. Given the uncertainties associated with projecting such matters into the future and other factors outside our control, we can give no assurance that additional provisions will not be required. We will continue to monitor events and changes in circumstances surrounding these potential liabilities in determining whether to perform additional actuarial evaluations and whether additional provisions may be necessary, which will reported in earnings (loss) from discontinued operations in the accompanying statement of operations.  At the present time, however, we do not believe that any additional provisions would be reasonably likely to have a material adverse effect on our liquidity or consolidated financial position.  See Note 21, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements in Item 8 of this Report for additional information.

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

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk, primarily related to foreign currency exchange and interest rates. These exposures are actively monitored by management. Our exposure to foreign exchange rate risk is due to certain costs, revenues and borrowings being denominated in currencies other than one of our subsidiary’s functional currency.  Similarly, we are exposed to market risk as the result of changes in interest rates, which may affect the cost of our financing. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures.  We do not hold or issue derivative financial instruments for trading or speculative purposes.  As of December 31, 2021, we did not have any derivative financial instruments.

Exchange Rate Risk

We have exchange rate exposure, primarily, with respect to the Canadian Dollar, the Euro, the British Pound, the Polish Zloty, the Hungarian Forint, the Mexican Peso, the Taiwan Dollar, the Chinese Yuan Renminbi and the Hong Kong Dollar.  As of December 31, 2021, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore, the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows.  This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the incremental effect of such a change on our foreign currency denominated revenues.

Interest Rate Risk

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements.  We invest our excess cash in highly liquid short-term investments.  Substantially all of our debt is variable rate debt as of December 31, 2021 and 2020.  Based upon our current level of borrowings under our revolving credit facility and our Polish overdraft facility, and our excess cash, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate would have an immaterial impact on our earnings or cash flows.

In addition, we are party to several supply chain financing arrangements, in which we may sell certain of our customers’ trade accounts receivable to such customers’ financial institutions.  We sell our undivided interests in certain of these receivables at our discretion when we determine that the cost of these arrangements is less than the cost of servicing our receivables with existing debt.  During the year ended December 31, 2021, we sold $818.8 million of receivables.  Depending upon the level of sales of receivables pursuant these agreements, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the margin rate may have an approximate $8.2 million negative impact on our earnings or cash flows.  The charge related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021.  During 2021, the Company acquired Trumpet Holdings, Inc, (“Trombetta”) and Stabil Operative Group GmbH (“Stabil”), and have excluded from our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, Trombetta’s and Stabil’s internal control over financial reporting associated with 13.8% of total assets and 3.5% of total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2021.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control - Integrated Framework.  Based on our assessment using those criteria, and after consideration of the aforementioned exclusion, we concluded that, as of December 31, 2021, our internal control over financial reporting is effective.

Our independent registered public accounting firm, KPMG LLP, has audited our consolidated financial statements as of and for the year ended December 31, 2021 and has also audited the effectiveness of our internal control over financial reporting as of December 31, 2021.  KPMG’s report appears on the following pages of this “Item 8. Financial Statements and Supplementary Data.”

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM –
INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors
Standard Motor Products, Inc. and Subsidiaries:

Opinion on Internal Control Over Financial Reporting

We have audited Standard Motor Products, Inc.’s and Subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement Schedule II, Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated February 23, 2022 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Trumpet Holdings, Inc. (“Trombetta”) and Stabil Operative Group GmbH, (“Stabil”) during 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, Trombetta and Stabil’s internal control over financial reporting associated with 13.8% of total assets and 3.5% of total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Trombetta and Stabil.

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
February 23, 2022

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM –
CONSOLIDATED FINANCIAL STATEMENTS

To the Stockholders and Board of Directors
Standard Motor Products, Inc. and Subsidiaries:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Standard Motor Products, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2021, and the related notes and financial statement Schedule II, Valuation and Qualifying Accounts (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Asbestos liability and litigation

As discussed in Notes 1 and 21 to the consolidated financial statements, the Company is involved in asbestos litigation and has a potential asbestos liability. As of December 31, 2021, the accrued asbestos liability was $60.5 million.  The Company’s asbestos liability represents the low end of the actuarially determined range of the undiscounted liability for settlement payments and awards of asbestos related damages, excluding legal costs and any potential recovery from insurance carriers.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the asbestos liability estimation process. This included controls related to the key assumptions and the claims data utilized in the process, and the potential need for an updated actuarial valuation. We evaluated the asbestos related legal cases settled during the year and the number of open cases as of year-end by reading letters received directly from the Company’s external and internal legal counsel. We tested a selection of claims data used in the actuarial model by comparing the selection items to underlying claims documentation. We involved an actuarial professional with specialized skills and knowledge, who assisted in evaluating (1) the future claim filings assumption by developing an independent expectation and comparing it against the Company’s future claim filing assumption, and (2) the closed with pay ratios, closed with pay lag patterns, settlement values, large claims, and ratios of ALAE to indemnity by comparing them to the Company’s historical experience.

Fair value of acquisition date intangible assets

As discussed in Note 2 in the consolidated financial statements, in May 2021, the Company acquired Trumpet Holdings, Inc., (“Trombetta) for a purchase price of $111.7 million. As a result of the transaction, the Company acquired certain intangible assets, including customer relationship intangible assets with an acquisition date fair value of $39.4 million.

We identified the evaluation of the fair value of the acquisition date customer relationship intangible assets acquired in the Trombetta transaction as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate the key assumptions used to determine the acquisition-date fair value of the acquired customer relationship assets. The key assumptions developed by the Company included the following for which there was limited observable market information, and the calculated fair value of such assets was sensitive to possible changes to these key assumptions:

•	forecasted revenues attributable to existing customers

•	forecasted earnings before interest and taxes (EBIT) margins

•	customer attrition rate

•	discount rate.

Index
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s acquisition-date valuation process, including the controls over the development of the key assumptions listed above. We evaluated the Company’s forecasted revenues attributable to existing customers and EBIT margins by comparing these forecasted assumptions to historical information of Trombetta. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating (1) the estimated annual attrition rate by comparing it to historical data of the Company, and (2) the Company’s discount rate by comparing the rate against a discount rate range that was independently developed using publicly available market data for comparable companies.

/s/ KPMG LLP

We have served as the Company’s auditor since 2010.

New York, New York
February 23, 2022

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands, except share and per share data)
Net sales	$1,298,816	$1,128,588	$1,137,913
Cost of sales	921,885	791,933	806,113
Gross profit	376,931	336,655	331,800
Selling, general and administrative expenses	247,547	224,670	234,715
Intangible asset impairment	—	2,600	—
Restructuring and integration expenses	392	464	2,585
Other income (expense), net	7	(26)	(5)
Operating income	128,999	108,895	94,495
Other non-operating income, net	3,494	812	2,587
Interest expense	2,028	2,328	5,286
Earnings from continuing operations before income taxes	130,465	107,379	91,796
Provision for income taxes	31,044	26,962	22,745
Earnings from continuing operations	99,421	80,417	69,051
Loss from discontinued operations, net of income tax benefit of $2,975, $8,089 and $3,912	(8,467)	(23,024)	(11,134)
Net earnings	90,954	57,393	57,917
Net earnings attributable to noncontrolling interest	68	—	—
Net earnings attributable to SMP (a)	$90,886	$57,393	$57,917

Net earnings attributable to SMP
Earnings from continuing operations	$99,353	$80,417	$69,051
Discontinued operations	(8,467)	(23,024)	(11,134)
Total	$90,886	$57,393	$57,917

Per share data attributable to SMP
Net earnings per common share – Basic:
Earnings from continuing operations	$4.49	$3.59	$3.09
Discontinued operations	(0.39)	(1.02)	(0.50)
Net earnings per common share – Basic	$4.10	$2.57	$2.59

Net earnings per common share – Diluted:
Earnings from continuing operations	$4.39	$3.52	$3.03
Discontinued operations	(0.37)	(1.01)	(0.49)
Net earnings per common share – Diluted	$4.02	$2.51	$2.54

Dividend declared per share	$1.00	$0.50	$0.92

Average number of common shares	22,147,479	22,374,123	22,378,414
Average number of common shares and dilutive common shares	22,616,456	22,825,885	22,818,451

(a)  Throughout this Form 10-K, “SMP” refers to Standard Motor Products, Inc. and subsidiaries.

See accompanying notes to consolidated financial statements.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Net earnings	$90,954	$57,393	$57,917
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,462)	2,929	1,024
Pension and postretirement plans	(16)	(16)	(19)
Total other comprehensive income (loss), net of tax	(2,478)	2,913	1,005
Total comprehensive income	88,476	60,306	58,922
Comprehensive income (loss) attributable to noncontrolling interest, net of tax:
Net earnings	68	—	—
Foreign currency translation adjustments	15	—	—
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	83	—	—
Comprehensive income attributable to SMP	$88,393	$60,306	$58,922

See accompanying notes to consolidated financial statements.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
	(Dollars in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,755	$19,488
Accounts receivable, less allowances for discounts and expected credit losses of $6,170 and $5,822 in 2021 and 2020, respectively	180,604	198,039
Inventories	468,755	345,502
Unreturned customer inventories	22,268	19,632
Prepaid expenses and other current assets	17,823	15,875
Total current assets	711,205	598,536

Property, plant and equipment, net	102,786	89,105
Operating lease right-of-use assets	40,469	29,958
Goodwill	131,652	77,837
Other intangibles, net	106,234	54,004
Deferred incomes taxes	36,126	44,770
Investments in unconsolidated affiliates	44,087	40,507
Other assets	25,402	21,823
Total assets	$1,197,961	$956,540

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$125,298	$10,000
Current portion of other debt	3,117	135
Accounts payable	137,167	100,018
Sundry payables and accrued expenses	57,182	47,078
Accrued customer returns	42,412	40,982
Accrued core liability	23,663	22,014
Accrued rebates	42,472	46,437
Payroll and commissions	45,058	35,938
Total current liabilities	476,369	302,602

Long-term debt	21	97
Noncurrent operating lease liabilities	31,206	22,450
Other accrued liabilities	25,040	25,929
Accrued asbestos liabilities	52,698	55,226
Total liabilities	585,334	406,304
Commitments and contingencies

Stockholders’ equity:
Common Stock - par value $2.00 per share:
Authorized 30,000,000 shares, issued 23,936,036 shares	47,872	47,872
Capital in excess of par value	105,377	105,084
Retained earnings	532,319	463,612
Accumulated other comprehensive income	(8,169)	(5,676)
Treasury stock - at cost (1,911,792 shares and 1,586,923 shares in 2021 and 2020, respectively)	(75,819)	(60,656)
Total SMP stockholders’ equity	601,580	550,236
Noncontrolling interest	11,047	—
Total stockholders’ equity	612,627	550,236
Total liabilities and stockholders’ equity	$1,197,961	$956,540

See accompanying notes to consolidated financial statements.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$90,954	$57,393	$57,917
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	27,243	26,323	25,809
Amortization of deferred financing cost	228	228	225
Increase (decrease) to allowance for expected credit losses	451	396	(295)
Increase (decrease) to inventory reserves	(585)	5,962	4,858
Intangible asset impairment	—	2,600	—
Equity (income) from joint ventures	(3,295)	(820)	(2,865)
Employee Stock Ownership Plan allocation	2,513	2,301	2,519
Stock-based compensation	9,479	8,101	6,917
(Increase) decrease in deferred income taxes	(1,801)	(8,334)	4,736
Increase in tax valuation allowance	466	864	358
Loss on discontinued operations, net of tax	8,467	23,024	11,134
Change in assets and liabilities:
(Increase) decrease in accounts receivable	28,464	(71,933)	2,789
(Increase) decrease in inventories	(107,609)	17,984	(17,901)
Increase in prepaid expenses and other current assets	(843)	(370)	(8,296)
Increase (decrease) in accounts payable	33,046	7,428	(1,950)
Increase (decrease) in sundry payables and accrued expenses	13,430	40,651	(2,957)
Net changes in other assets and liabilities	(15,044)	(13,902)	(6,070)
Net cash provided by operating activities	85,564	97,896	76,928

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and investments in businesses, net of cash acquired	(125,419)	—	(43,490)
Net proceeds from sale of Grapevine, Texas facility	—	—	4,801
Capital expenditures	(25,875)	(17,820)	(16,185)
Other investing activities	45	21	62
Net cash used in investing activities	(151,249)	(17,799)	(54,812)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) under line-of-credit agreements	115,298	(42,460)	8,771
Net borrowings (repayments) of other debt and lease obligations	3,048	(4,248)	(911)
Purchase of treasury stock	(26,862)	(13,482)	(10,738)
Dividends paid	(22,179)	(11,218)	(20,593)
Increase (decrease) in overdraft balances	247	(108)	93
Dividends paid to noncontrolling interest	(540)	—	—
Net cash provided by (used in) financing activities	69,012	(71,516)	(23,378)
Effect of exchange rate changes on cash	(1,060)	535	496
Net increase (decrease) in cash and cash equivalents	2,267	9,116	(766)
CASH AND CASH EQUIVALENTS at beginning of year	19,488	10,372	11,138
CASH AND CASH EQUIVALENTS at end of year	$21,755	$19,488	$10,372

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,721	$2,187	$5,030
Income taxes	$26,323	$24,640	$22,267

See accompanying notes to consolidated financial statements.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2021, 2020 and 2019

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total SMP	Non- controlling Interest	Total
(In thousands)
BALANCE AT DECEMBER 31, 2018	$47,872	$102,470	$380,113	$(9,594)	$(53,660)	$467,201	$—	$467,201
Net earnings	—	—	57,917	—	—	57,917	—	57,917
Other comprehensive loss, net of tax	—	—	—	1,005	—	1,005	—	1,005
Cash dividends paid ($0.92 per share)	—	—	(20,593)	—	—	(20,593)	—	(20,593)
Purchase of treasury stock	—	—	—	—	(10,738)	(10,738)	—	(10,738)
Stock-based compensation	—	(473)	—	—	7,390	6,917	—	6,917
Employee Stock Ownership Plan	—	745	—	—	1,774	2,519	—	2,519

BALANCE AT DECEMBER 31, 2019	47,872	102,742	417,437	(8,589)	(55,234)	504,228	—	504,228
Net earnings	—	—	57,393	—	—	57,393	—	57,393
Other comprehensive income, net of tax	—	—	—	2,913	—	2,913	—	2,913
Cash dividends paid ($0.50 per share)	—	—	(11,218)	—	—	(11,218)	—	(11,218)
Purchase of treasury stock	—	—	—	—	(13,482)	(13,482)	—	(13,482)
Stock-based compensation	—	1,712	—	—	6,389	8,101	—	8,101
Employee Stock Ownership Plan	—	630	—	—	1,671	2,301	—	2,301

BALANCE AT DECEMBER 31, 2020	47,872	105,084	463,612	(5,676)	(60,656)	550,236	—	550,236
Noncontrolling interest in business acquired	—	—	—	—	—	—	11,504	11,504
Net earnings	—	—	90,886	—	—	90,886	68	90,954
Other comprehensive loss, net of tax	—	—	—	(2,493)	—	(2,493)	15	(2,478)
Cash dividends paid ($1.00 per share)	—	—	(22,179)	—	—	(22,179)	—	(22,179)
Purchase of treasury stock	—	—	—	—	(26,862)	(26,862)	—	(26,862)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(540)	(540)
Stock-based compensation	—	159	—	—	9,320	9,479	—	9,479
Employee Stock Ownership Plan	—	134	—	—	2,379	2,513	—	2,513

BALANCE AT DECEMBER 31, 2021	$47,872	$105,377	$532,319	$(8,169)	$(75,819)	$601,580	$11,047	$612,627

See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Principles of Consolidation

Standard Motor Products, Inc. and subsidiaries (referred to hereinafter in these notes to the consolidated financial statements as “we,” “us,” “our,” “SMP,” or the “Company”) is a leading automotive parts manufacturer and distributor of engine management and temperature control systems of motor vehicles in the automotive aftermarket industry with a complementary focus on the heavy duty, industrial equipment and original equipment service markets.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Allowance for Expected Credit Losses and Cash Discounts

We do not generally require collateral for our trade accounts receivable.  Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future.  These allowances are established based on a combination of write-off history, supportable forecasts, aging analysis, and specific account evaluations. When a receivable balance is known to be uncollectible, it is written off against the allowance for expected credit losses.  Cash discounts are provided based on an overall average experience rate applied to qualifying accounts receivable balances.

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

We also evaluate inventories on a regular basis to identify inventory on hand that may be obsolete or in excess of current and future projected market demand.  For inventory deemed to be obsolete, we provide a reserve on the full value of the inventory.  Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates our estimate of future demand.  Future projected demand requires management judgment and is based upon (a) our review of historical trends and (b) our estimate of projected customer specific buying patterns and trends in the industry and markets in which we do business.  Using rolling twelve month historical information, we estimate future demand on a continuous basis.  The historical volatility of such estimates has been minimal.  We maintain provisions for inventory reserves of $46.2 million and $49.4 million as of December 31, 2021 and 2020, respectively.

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

Valuation of Long-Lived and Intangible Assets and Goodwill

At acquisition, we estimate and record the fair value of purchased intangible assets, which primarily consist of customer relationships, trademarks and trade names, patents, developed technology and intellectual property, and non-compete agreements.  Intangible assets acquired through business combinations are subject to potential adjustments within the measurement period, which is up to one year from the acquisition date.  Valuing intangible assets requires the use of significant estimates and assumptions.  As related to valuing customer relationships, significant estimates and assumptions used include but are not limited to: (1) forecasted revenues attributable to existing customers; (2) forecasted earnings before interest and taxes (“EBIT”) margins; (3) customer attrition rates; and (4) the discount rate.  Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations.  Goodwill and certain other intangible assets having indefinite lives are not amortized to earnings, but instead are subject to periodic testing for impairment.  Intangible assets determined to have definite lives are amortized over their remaining useful lives.  We believe that the fair value of acquired identifiable net assets, including intangible assets, are based upon reasonable estimates and assumptions.

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

The valuation allowance of $2.1 million as of December 31, 2021 is intended to provide for the uncertainty regarding the ultimate realization of our U.S. foreign tax credit carryovers and foreign net operating loss carryovers.  Based on these considerations, we believe it is more likely than not that we will realize the benefit of the net deferred tax asset of $36.1 million as of December 31, 2021, which is net of the remaining valuation allowance.

Tax benefits are recognized for an uncertain tax position when, in management’s judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority.  For a tax position that meets the more-likely-than-not recognition threshold, the tax benefit is measured as the largest amount that is judged to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority.  The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances and when new information becomes available.  Such adjustments are recognized entirely in the period in which they are identified.  During the years ended December 31, 2021, 2020 and 2019, we did not establish a liability for uncertain tax positions.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Asbestos Litigation

In evaluating our potential asbestos-related liability, we have considered various factors including, among other things, an actuarial study of the asbestos related liabilities performed by an independent actuarial firm, our settlement amounts and whether there are any co-defendants, the jurisdiction in which lawsuits are filed, and the status and results of such claims.  As is our accounting policy, we consider the advice of actuarial consultants with experience in assessing asbestos-related liabilities to estimate our potential claim liability; and perform an actuarial evaluation in the third quarter of each year and whenever events or changes in circumstances indicate that additional provisions may be necessary.  The methodology used to project asbestos-related liabilities and costs in our actuarial study considered: (1) historical data available from publicly available studies; (2) an analysis of our recent claims history to estimate likely filing rates into the future; (3) an analysis of our currently pending claims; (4) an analysis of our settlements and awards of asbestos-related damages to date; and (5) an analysis of closed claims with pay ratios and lag patterns in order to develop average future settlement values.  Based on the information contained in the actuarial study and all other available information considered by us, we have concluded that no amount within the range of settlement payments and awards of asbestos-related damages was more likely than any other and, therefore, in assessing our asbestos liability we compare the low end of the range to our recorded liability to determine if an adjustment is required.  Future legal costs are expensed as incurred and reported in earnings (loss) from discontinued operations in the accompanying statement of operations.

We plan to perform an annual actuarial evaluation during the third quarter of each year for the foreseeable future and whenever events or changes in circumstances indicate that additional provisions may be necessary. Given the uncertainties associated with projecting such matters into the future and other factors outside our control, we can give no assurance that additional provisions will not be required. We will continue to monitor events and changes in circumstances surrounding these potential liabilities in determining whether to perform additional actuarial evaluations and whether additional provisions may be necessary, which will reported in earnings (loss) from discontinued operations in the accompanying statement of operations.  At the present time, however, we do not believe that any additional provisions would be reasonably likely to have a material adverse effect on our liquidity or consolidated financial position.

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

With respect to accounts receivable, such receivables are primarily from warehouse distributors and major retailers in the automotive aftermarket industry located in the U.S. We perform ongoing credit evaluations of our customers’ financial conditions. A significant portion of our net sales are concentrated from our three largest individual customers. The loss of one or more of these customers or, a significant reduction in purchases of our products from any one of them, could have a materially adverse impact on our business, financial condition and results of operations.

For further information on net sales to our three largest customers and our concentration our customer risk, see Note 19, “Industry Segment and Geographic Data.”

Foreign Cash Balances

Substantially all of the cash and cash equivalents, including foreign cash balances, at December 31, 2021 and 2020 were uninsured.  Foreign cash balances at December 31, 2021 and 2020 were $16.8 million and $16.4 million, respectively.

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

Standards that are not yet adopted as of December 31, 2021

The following table provides a brief description of recently issued accounting pronouncements that have not yet been adopted as of December 31, 2021, and that could have an impact on our financial statements:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2.  Business Acquisitions and Investments

2021 Business Acquisitions

Acquisition of Capital Stock of Stabil Operative Group GmbH (“Stabil”)

In September 2021, we acquired 100% of the capital stock of Stabil Operative Group GmbH, a German company (“Stabil”), for Euros 13.7 million, or $16.3 million, subject to certain post-closing adjustments.  Stabil is a manufacturer and distributor of a variety of components, including electronic sensors, control units, and clamping devices to the European Original Equipment (“OE”) market, serving both commercial and light vehicle applications.  The acquired Stabil business was paid for with cash funded by borrowings under our revolving credit facility with JPMorgan Chase Bank, N.A., as agent, and is headquartered on the outskirts of Stuttgart, Germany with facilities in Germany and Hungary. The acquisition, to be reported as part of our Engine Management Segment, aligns with our strategy of expansion beyond our core aftermarket business into complementary areas, and gives us exposure to a diversified group of blue chip European commercial and light vehicle OE customers.

The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values, subject to final agreement of post-closing adjustments, which we do anticipate will be significant (in thousands):

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

Revenues from the acquired business included in our consolidated statement of operations from the acquisition date through December 31, 2021 were $7.2 million.

Acquisition of Capital Stock of Trumpet Holdings, Inc. (“Trombetta”)

In May 2021, we acquired 100% of the capital stock of Trumpet Holdings, Inc., a Delaware corporation, (more commonly known as “Trombetta”), for $111.7 million, subject to certain post-closing adjustments.  In December 2021, the post-closing adjustments were finalized at approximately $30,000, thereby reducing the purchase price. Trombetta is a leading provider of power switching and power management products to Original Equipment (“OE”) customers in various markets. The acquired Trombetta business was paid for in cash funded by borrowings under our revolving credit facility with JPMorgan Chase Bank, N.A., as agent, and has manufacturing facilities in Milwaukee, Wisconsin; Sheboygan Falls, Wisconsin; Tijuana, Mexico, as well as a 70% ownership in a joint venture in Hong Kong, with operations in Shanghai and Wuxi, China (“Trombetta Asia, Ltd.”).  The acquisition, to be reported as part of our Engine Management Segment, aligns with our strategy of expansion into the OE heavy duty market.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values, subject to finalization of amounts related to deferred income taxes, which we do not anticipate will be significant (in thousands):

Purchase price		$111,711
Assets acquired and liabilities assumed:
Receivables	$9,173
Inventory	12,460
Other current assets (1)	5,193
Property, plant and equipment, net	4,939
Operating lease right-of-use assets	3,847
Intangible assets	54,700
Goodwill	49,250
Current liabilities	(5,072)
Noncurrent operating lease liabilities	(3,065)
Deferred income taxes	(8,210)
Subtotal		123,215
Fair value of acquired noncontrolling interest		(11,504)
Net assets acquired		$111,711

(1)	The other current assets balance includes $4.6 million of cash acquired.

Intangible assets acquired of $54.7 million consist of customer relationships of $39.4 million that will be amortized on a straight-line basis over the estimated useful life of 20 years; developed technology of $13.4 million that will be amortized on a straight-line basis over the estimated useful life of 15 years; and a trade name of $1.9 million that will be amortized on a straight-line basis over the estimated useful life of 10 years.  Goodwill of $49.3 million was allocated to the Engine Management Segment.  The goodwill reflects relationships, business specific knowledge and the replacement cost of an assembled workforce associated with personal reputations.  The intangible assets and goodwill are not deductible for tax purposes.

Revenues from the acquired business included in our consolidated statement of operations from the acquisition date through December 31, 2021 were $37.8 million.

Acquisition of Particulate Matter Sensor Business of Stoneridge, Inc. (“Soot Sensor”)

In March 2021, we agreed to acquire certain Soot Sensor product lines from Stoneridge, Inc. The product lines to be acquired manufacture sensors used in the exhaust and emission systems of diesel engines. The product lines acquired were located in Stoneridge’s facilities in Lexington, Ohio and Tallinn, Estonia.  We are not acquiring these facilities, nor any of Stoneridge’s employees, and will be relocating the production lines to our engine management plants in Independence, Kansas and Bialystok, Poland, respectively.  The acquisition, to be reported as part of our Engine Management Segment, aligns with our strategy of expansion into the OE heavy duty market.  Customer relationships to be acquired include Volvo, CNHi and Hino.

The product lines located in Stoneridge’s facility in Lexington, Ohio were acquired in March 2021 for $2.1 million, while the product lines located in Stoneridge’s facility in Tallinn, Estonia were acquired in November 2021 for $0.8 million.  The acquired product lines were paid for with cash funded by borrowings under our revolving credit facility with JPMorgan Chase Bank, N.A.  The assets acquired include inventory, machinery & equipment and certain intangible assets.

The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values (in thousands):

Purchase Price		$2,924
Assets acquired and liabilities assumed:
Inventory	$1,032
Machinery and equipment, net	1,137
Intangible assets	755
Net assets acquired		$2,924

Intangible assets acquired of approximately $0.8 million consist of customer relationships that will be amortized on a straight-line basis over the estimated useful life of 10 years.

Revenues from the acquired business included in our consolidated statement of operations from the acquisition date through December 31, 2021 were $9.3 million.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Restructuring and Integration Expense

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of and for the years ended December 31, 2021 and 2020, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2019	$336	$—	$336
Restructuring and integration costs:
Amounts provided for during 2020 (1)	—	464	464
Cash payments	(157)	(214)	(371)
Reclassification of environmental liability (1)	—	(250)	(250)
Exit activity liability at December 31, 2020	$179	$—	$179
Restructuring and integration costs:
Amounts provided for during 2021	—	392	392
Cash payments	(100)	(392)	(492)
Exit activity liability at December 31, 2021	$79	$—	$79

(1)
Included in restructuring and integration costs in 2020 is a $0.3 million increase in environmental cleanup costs related to ongoing monitoring and remediation in connection with the prior closure of our manufacturing operations at our Long Island City, New York location.  The environmental liability has been reclassed to accrued liabilities as of December 31, 2020.

Integration Costs

Particulate Matter Sensor (“Soot Sensor”) Product Line Relocation

In connection with our acquisitions in March 2021 and November 2021 of certain soot sensor product lines from Stoneridge, Inc., we incurred certain integration expenses in connection with the relocation of certain inventory, machinery, and equipment from Stoneridge’s facilities in Lexington, Ohio and Tallinn, Estonia to our existing facilities in Independence, Kansas and Bialystok, Poland, respectively.  Integration expenses recognized and cash payments made of $392,000, during the year ended December 31, 2021, related to these relocation activities in our Engine Management segment.  Total relocation expenses of approximately $600,000 are expected to be incurred related to the relocations. We anticipate that the soot sensor product line relocation will be completed by the end of the second quarter of 2022.

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

Restructuring Costs

Plant Rationalization Programs

The 2016 Plant Rationalization Program, which included the shutdown and sale of our Grapevine, Texas facility, and the 2017 Orlando Rationalization Program, which included the shutdown of our Orlando, Florida facility, have been substantially completed.  Cash payments made of $100,000 and $157,000 during the years ended December 31, 2021 and 2020, respectively, and the remaining aggregate liability related to the programs as of December 31, 2021 of $79,000 consists of severance payments to former employees terminated in connection with these programs.

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

Pursuant to these agreements, we sold $818.8 million and $695.1 million of receivables for the years ended December 31, 2021 and 2020, respectively. Receivables presented at financial institutions and not yet collected as of December 31, 2021 and December 31, 2020 were approximately $1.3 million and $50 million, respectively, and remained in our accounts receivable balance for those periods.  All receivables sold were reflected as a reduction of accounts receivable in the consolidated balance sheet at the time of sale. A charge in the amount of $11.5 million, $12.2 million and $22 million related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Inventories

	December 31, 2021	December 31, 2020
	(In thousands)

Finished goods	$296,739	$225,523
Work-in-process	16,010	10,711
Raw materials	156,006	109,268
Subtotal	468,755	345,502
Unreturned customer inventories	22,268	19,632
Total inventories	$491,023	$365,134

6. Property, Plant and Equipment

	December 31,
	2021	2020
	(In thousands)
Land, buildings and improvements	$40,882	$38,833
Machinery and equipment	159,967	148,578
Tools, dies and auxiliary equipment	63,944	60,102
Furniture and fixtures	30,688	30,347
Leasehold improvements	14,081	11,948
Construction-in-progress	21,012	13,691
Total property, plant and equipment	330,574	303,499
Less accumulated depreciation	227,788	214,394
Total property, plant and equipment, net	$102,786	$89,105

Depreciation expense was $18.2 million in 2021, $17.8 million in 2020 and $17.4 million in 2019.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following tables provide quantitative disclosures related to our operating leases and includes all operating leases acquired in the Stabil and Trombetta acquisitions from the date of the acquisition (in thousands):

	December 31,
Balance Sheet Information	2021	2020
Assets
Operating lease right-of-use assets	$40,469	$29,958

Liabilities
Sundry payables and accrued expenses	$10,544	$8,719
Noncurrent operating lease liabilities	31,206	22,450
Total operating lease liabilities	$41,750	$31,169

Weighted Average Remaining Lease Term
Operating leases	5.3 Years	5 Years

Weighted Average Discount Rate
Operating leases	3%	3.6%

	Year Ended, December 31,
Expense and Cash Flow Information	2021	2020
Lease Expense
Operating lease expense (a)	$10,051	$9,203
Supplemental Cash Flow Information
Cash Paid for the amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,985	$9,087
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases (b)	$20,975	$3,180

(a)
Excludes expenses of approximately $2 million and $2.5 million for the years ended December 31, 2021 and 2020, respectively, related to non-lease components such as maintenance, property taxes, etc., and operating lease expense for leases with an initial term of 12 months or less, which is not material.

(b)	Includes $8.8 million of right-of-use assets obtained in business acquisitions during the year ended December 31, 2021.

Minimum Lease Payments
At December 31, 2021, we are obligated to make minimum lease payments through 2031, under operating leases, which are as follows (in thousands):

2022	$10,707
2023	9,537
2024	7,165
2025	5,860
2026	5,109
Thereafter	6,562
Total lease payments	$44,940
Less: Interest	(3,190)
Present value of lease liabilities	$41,750

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Goodwill and Other Intangible Assets

Goodwill

We assess the impairment of long‑lived and identifiable intangibles assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  With respect to goodwill, we test for impairment on an annual basis or in interim periods if an event occurs or circumstances change that may indicate the fair value of a reporting unit is below its carrying amount.  We completed our annual impairment test of goodwill as of December 31, 2021.

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

As of December 31, 2021, we performed a qualitative assessment of the likelihood of a goodwill impairment for both the Engine Management and Temperature Control reporting units.  Based upon our qualitative assessment, we determined that it was not more likely than not that the fair value of the each of the Engine Management and Temperature Control reporting units was less than their respective carrying amounts.  As such, we concluded that the quantitative impairment test would not be required, and that there would be no required goodwill impairment charge as of December 31, 2021 at each of the Engine Management and Temperature Control reporting units.  While we concluded that we did not have a goodwill impairment charge as of December 31, 2021, and we do not believe that future impairments are probable, we will need to maintain the current ongoing performance levels at each of the Engine Management and Temperature Control reporting units in future periods to sustain their goodwill carrying values.

Changes in the carrying values of goodwill by operating segment during the years ended December 31, 2021 and 2020 are as follows (in thousands):

	Engine Management	Temperature Control	Total
Balance as of December 31, 2019:
Goodwill	$102,020	$14,270	$116,290
Accumulated impairment losses	(38,488)	—	(38,488)
	$63,532	$14,270	$77,802
Activity in 2020
Foreign currency exchange rate change	35	—	35
Balance as of December 31, 2020:
Goodwill	102,055	14,270	116,325
Accumulated impairment losses	(38,488)	—	(38,488)
	$63,567	$14,270	$77,837
Activity in 2021
Acquisition of Trombetta	49,250	—	49,250
Acquisition of Stabil	4,827	—	4,827
Foreign currency exchange rate change	(262)	—	(262)
Balance as of December 31, 2021:
Goodwill	155,870	14,270	170,140
Accumulated impairment losses	(38,488)	—	(38,488)
	$117,382	$14,270	$131,652

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Acquired Intangible Assets

Acquired identifiable intangible assets as of December 31, 2021 and 2020 consist of:

	December 31,
	2021	2020
	(In thousands)
Customer relationships	$157,020	$111,701
Patents, developed technology and intellectual property	14,123	723
Trademarks and trade names	8,880	6,980
Non-compete agreements	3,280	3,272
Supply agreements	800	800
Leaseholds	160	160
Total acquired intangible assets	184,263	123,636
Less accumulated amortization (1)	(78,932)	(70,221)
Net acquired intangible assets	$105,331	$53,415

(1)	Applies to all intangible assets, except for a related trademark/trade name totaling $2.6 million, which has an indefinite useful life and, as such, is not being amortized.

In December 2020, a large retail customer informed us of its decision to pursue a private brand strategy for its engine management product line. As a result of this development, revenues sold under the BWD trademark were significantly reduced. In connection with the decision, in 2020, we recorded an impairment charge of $2.6 million to write-off the BWD intangible asset trademark.

Total amortization expense for acquired intangible assets was $8.7 million for the year ended December 31, 2021, $8.2 million for the year ended December 31, 2020, and $8 million for the year ended December 31, 2019.  Based on the current estimated useful lives assigned to our intangible assets, amortization expense is estimated to be $8.5 million for 2022, $8.4 million in 2023, $8.2 million in 2024, $8.2 million in 2025 and $69.4 million in the aggregate for the years 2026 through 2041.

For information related to identified intangible assets acquired in the Stabil, Trombetta, and Soot Sensor acquisitions, see Note 2, “Business Acquisitions and Investments,” of the notes to our consolidated financial statements.

Other Intangible Assets

Other intangible assets include computer software.  Computer software as of December 31, 2021 and 2020 totaled $17.4 million and $17 million, respectively.  Total accumulated computer software amortization as of December 31, 2021 and 2020 was $16.5 million and $16.4 million, respectively.  Computer software is amortized over its estimated useful life of 3 to 10 years. Amortization expense for computer software was $0.3 million, $0.3 million and $0.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. Fully amortized computer software, no longer in use, of $0.2 million was written-off during each of the years ended December 31, 2021 and 2020.

9. Investments in Unconsolidated Affiliates

	December 31,
	2021	2020
	(In thousands)
Foshan GWOYNG SMP Vehicle Climate Control & Cooling Products Co. Ltd.	$20,692	$18,869
Foshan FGD SMP Automotive Compressor Co. Ltd	16,676	15,036
Foshan Che Yijia New Energy Technology Co., Ltd.	3,990	4,174
Orange Electronic Co. Ltd	2,729	2,428
Total	$44,087	$40,507

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

In December 2021, Standard Motor Products (Hong Kong), Ltd., (“SMP HK”), a subsidiary of Standard Motor Products, Inc., entered into an unsecured loan agreement with CYJ.  Under the terms of the loan agreement, CYJ shall have the right to borrow from SMP HK, as lender, up to an aggregate principal amount of $4 million, with interest calculated on the basis of simple interest of five percent (5%) per annum and a maturity date of November 30, 2023, subject to extension by SMP HK at its sole discretion. At December 31, 2021, there was no outstanding borrowings under the loan agreement.  During the years ended December 31, 2021 and 2020, purchases we made from CYJ were not material.

Investment in Foshan FGD SMP Automotive Compressor Co. Ltd.

In November 2017, we formed Foshan FGD SMP Automotive Compressor Co., Ltd., a 50/50 joint venture with Foshan Guangdong Automotive Air Conditioning Co., Ltd. (“FGD”), a China-based manufacturer of automotive belt driven air conditioning compressors. We acquired our 50% interest in the joint venture for approximately $12.5 million.  We determined that due to a lack of a voting majority, and other qualitative factors, we do not control the operations of the joint venture and accordingly, our investment in the joint venture is accounted for under the equity method of accounting.  During the years ended December 31, 2021 and 2020, we made purchases from the joint venture of approximately $32.2 million and $17.4 million, respectively.

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

In March 2018, we acquired an additional 15% equity interest in the joint venture for approximately $4.2 million, thereby increasing our equity interest in the joint venture to 65%.  Although we increased our equity interest in the joint venture to 65%, the minority shareholder maintained participating rights that allowed it to participate in certain significant financial and operating decisions that occur in the ordinary course of business.  As a result of the existence of these substantive participating rights of the minority shareholder, we continued to account for our investment in the joint venture under the equity method of accounting.  During the years ended December 31, 2021 and 2020, we made purchases from the joint venture of approximately $15.9 million and $12.4 million, respectively.

Investment in Orange Electronic Co. Ltd.

In January 2013, we acquired an approximate 25% minority interest in Orange Electronic Co., Ltd. (“Orange”) for $6.3 million.  Orange is a manufacturer of tire pressure monitoring system sensors and is located in Taiwan.  As of December 31, 2021, our minority interest in Orange of 19.4% is accounted for using the equity method of accounting as we have the ability to exercise significant influence. During the years ended December 31, 2021 and 2020, we made purchases from Orange of approximately $7.8 million and $4.4 million, respectively.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Other Assets

	December 31,
	2021	2020
	(In thousands)
Deferred compensation	$23,623	$20,775
Deferred financing costs, net	206	431
Other	1,573	617
Total other assets, net	$25,402	$21,823

Deferred compensation consists of assets held in a nonqualified defined contribution pension plan as of December 31, 2021 and 2020, respectively.

11. Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	December 31,
	2021	2020
	(In thousands)
Revolving credit facilities	$125,298	$10,000
Other (1)	3,138	232
Total debt	$128,436	$10,232

Current maturities of debt	$128,415	$10,135
Long-term debt	21	97
Total debt	$128,436	$10,232

(1)
Other includes borrowings under our Polish overdraft facility of Zloty 12.3 million (approximately $3 million) and Zloty 0.4 million (approximately $0.1 million) as of December 31, 2021 and 2020, respectively.

Maturities of long-term debt are not material for the year ended December 31, 2021 and beyond.

Revolving Credit Facility

We have entered into an amended credit Agreement with JPMorgan Chase Bank, N.A., as agent, and a syndicate of lenders.  The amended credit agreement provides for a senior secured revolving credit facility with a line of credit of up to $250 million (with an additional $50 million accordion feature) and extends the maturity date to December 2023.  The line of credit under the amended credit agreement also allows for a $10 million line of credit to Canada as part of the $250 million available for borrowing.  Direct borrowings under the amended credit agreement bear interest at LIBOR plus a margin ranging from 1.25% to 1.75% based on our borrowing availability, or floating at the alternate base rate plus a margin ranging from 0.25% to 0.75% based on our borrowing availability, at our option.  The amended credit agreement is guaranteed by certain of our subsidiaries and secured by certain of our assets.

Borrowings under the amended credit agreement are secured by substantially all of our assets, including accounts receivable, inventory and certain fixed assets, and those of certain of our subsidiaries.  Availability under the amended credit agreement is based on a formula of eligible accounts receivable, eligible drafts presented to the banks under our supply chain financing arrangements and eligible inventory.  After taking into account outstanding borrowings under the amended credit agreement, there was an additional $122.1 million available for us to borrow pursuant to the formula at December 31, 2020.  The loss of business of one or more of our key customers or, a significant reduction in purchases of our products from any one of them, could adversely impact availability under our revolving credit facility.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Outstanding borrowings under the credit agreement, which are classified as current liabilities, were $125.3 million and $10 million at December 31, 2021 and 2020, respectively; while letters of credit outstanding under the credit agreement were $2.6 million and $2.8 million at December 31, 2021 and 2020, respectively. Borrowings under the credit agreement have been classified as current liabilities based upon accounting rules and certain provisions in the agreement.

At December 31, 2021, the weighted average interest rate on our amended credit agreement was 1.4%, which consisted of $125 million in direct borrowings at 1.4% and an alternative base rate loan of $0.3 million at 3.5%.  At December 31, 2020, the weighted average interest rate on our amended credit agreement was 1.4%, which consisted of $10 million in direct borrowings. Our average daily alternative base rate loan balance was $1.1 million and $1.5 million during 2021 and 2020, respectively.

At any time that our borrowing availability is less than the greater of either (a) $25 million, or 10% of the commitments if fixed assets are not included in the borrowing base, or (b) $31.25 million, or 12.5% of the commitments if fixed assets are included in the borrowing base, the terms of the amended credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain a fixed charge coverage ratio of 1:1 at the end of each fiscal quarter (rolling four quarters).  As of December 31, 2021, we were not subject to these covenants.  The amended credit agreement permits us to pay cash dividends of $20 million and make stock repurchases of $20 million in any fiscal year subject to a minimum availability of $25 million.  Provided specific conditions are met, the amended credit agreement also permits acquisitions, permissible debt financing, capital expenditures, and cash dividend payments and stock repurchases of greater than $20 million.

Polish Overdraft Facility

In February 2022, our Polish subsidiary, SMP Poland sp. z.o.o., amended its an overdraft facility with HSBC Continental Europe (Spolka Akcyjna) Oddzial w Polsce, formerly HSBC France (Spolka Akcyjna) Oddzial w Polsce. The amended overdraft facility provides for borrowings of up to Zloty 30 million (approximately $8 million).  Availability under the amended facility commences in March 2022 and ends in June 2022, with automatic three-month renewals until June 2027, subject to cancellation by either party, at its sole discretion, at least 30 days prior to the commencement of the three-month renewal period.  Borrowings under the overdraft facility will bear interest at a rate equal to WIBOR + 1.5% and are guaranteed by Standard Motor Products, Inc., the ultimate parent company.  At December 31, 2021 and 2020, borrowings under the overdraft facility were Zloty 12.3 million (approximately $3 million) and Zloty 0.4 million (approximately $0.1 million), respectively.

Deferred Financing Costs

We have deferred financing costs of approximately $0.4 million and $0.7 million as of December 31, 2021 and 2020, respectively.  Deferred financing costs as of December 31, 2021 are related to our revolving credit facility. Scheduled amortization for future years, assuming no prepayments of principal is as follows:

(In thousands)
2022	225
2023	206
Total amortization	$431

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Stockholders’ Equity

We have authority to issue 500,000 shares of preferred stock, $20 par value, and our Board of Directors is vested with the authority to establish and designate any series of preferred, to fix the number of shares therein and the variations in relative rights as between each series. In December 1995, our Board of Directors established a new series of preferred shares designated as Series A Participating Preferred Stock. The number of shares constituting the Series A Preferred Stock is 30,000. The Series A Preferred Stock is designed to participate in dividends, ranks senior to our common stock as to dividends and liquidation rights and has voting rights. Each share of the Series A Preferred Stock shall entitle the holder to one thousand votes on all matters submitted to a vote of the stockholders of the Company. No such shares were outstanding at December 31, 2021 and 2020.

In March 2020, our Board of Directors authorized the purchase of up to $20 million of our common stock under a stock repurchase program.  Stock repurchases under this program, during the years ended December 31, 2021 and 2020, were 150,273 and 323,867 shares of our common stock, respectively, at a total cost of $6.5 million and $13.5 million, respectively, thereby completing the 2020 Board of Directors authorization.

In February 2021, our Board of Directors authorized the purchase of up to an additional $20 million of our common stock under a stock repurchase program.  Stock repurchases under this program, during the year ended December 31, 2021, were 464,992 shares of our common stock at a total cost of $20 million, thereby completing the 2021 Board of Directors authorization.

In October 2021, our Board of Directors authorized the purchase of up to an additional $30 million of our common stock under a stock repurchase program.  Stock will be purchased under the program from time to time, in the open market or through private transactions, as market conditions warrant.  Stock repurchases under this program, during the year ended December 31, 2021, were 7,000 shares of our common stock, at a total cost of $0.3 million.  As of December 31, 2021, there was approximately $29.7 million available for future stock purchases under the program.  During the period from January 1, 2022 through February 17, 2022, we have repurchased an additional 64,482 shares of our common stock at a total cost of $3.1 million, thereby reducing the availability under the program to $26.6 million.

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

In May 2021, our Board of Directors and Shareholders approved an amendment and restatement to the 2016 Omnibus Incentive Plan (the “Plan”).  Under the Plan, which terminates in May 2026, we are authorized to issue, among other things, shares of restricted and performance-based stock to eligible employees and restricted stock to directors of up to 2,050,000 shares; and shares of restricted and performance-based stock to nonemployee directors of up to 350,000 shares.  Shares issued under the Plan that are cancelled, forfeited or expire by their terms are eligible to be granted again under the Plan.  Awards previously granted under the 2006 Omnibus Incentive Plan are not affected by the plan’s termination, while shares not yet granted under the plan are not available for future issuance.

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

Prior to the time a restricted share becomes fully vested or a performance share is issued, the awardees cannot transfer, pledge, hypothecate or encumber such shares.  Prior to the time a restricted share is fully vested, the awardees have all other rights of a stockholder, including the right to vote (but do not receive dividends during the vesting period).  Prior to the time a performance share is issued, the awardees shall have no rights as a stockholder.  All shares and rights are subject to forfeiture if certain employment conditions are not met.

Under the amended and restated 2016 Omnibus Incentive Plan, 2,050,000 shares are authorized to be issued.  At December 31, 2021, under the plan, there were an aggregate of (a) 1,121,445 shares of restricted and performance-based stock grants issued, net of forfeitures, and (b) 928,555 shares of common stock available for future grants.  For the year ended December 31, 2021, 211,815 restricted and performance-based shares were granted (159,565 restricted shares and 52,250 performance-based shares).

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

As related to restricted and performance stock shares, we recorded compensation expense of $9.1 million ($6.9 million, net of tax), $7.8 million ($5.8 million, net of tax) and $6.5 million ($4.9 million, net of tax), for the years ended December 31, 2021, 2020 and 2019, respectively.  The unamortized compensation expense related to our restricted and performance-based shares was $16.6 million and $15.2 million at December 31, 2021 and 2020, respectively and is expected to be recognized over a weighted average period of 4.7 years and 0.4 years for employees and directors, respectively, as of December 31, 2021 and  over a weighted average period of 4.6 years and 0.3 years for employees and directors, respectively, as of December 31, 2020.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Our restricted and performance-based share activity was as follows for the years ended December 31, 2021 and 2020:

	Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2019	852,540	$35.26
Granted	208,200	38.21
Vested	(161,054)	39.23
Forfeited (1)	(60,000)	42.25
Balance at December 31, 2020	839,686	$34.77
Granted	211,815	38.51
Vested	(227,682)	36.10
Forfeited	(16,800)	39.39
Balance at December 31, 2021	807,019	$34.92

(1)	Due to the lack of achievement of performance targets, performance-based shares forfeited in the year ended December 31, 2020 were 50,250 shares.

The weighted-average grant date fair value of restricted and performance-based shares outstanding as of December 31, 2021, 2020 and 2019 was $28.2 million (or $34.92 per share), $29.2 million (or $34.77 per share), and $30.1 million (or $35.26 per share), respectively.

14. Employee Benefits

Defined Contribution Plans

We maintain various defined contribution plans, which include profit sharing, and provide retirement benefits for substantially all of our employees. Matching obligations, in connection with the plans which are funded in cash and typically contributed to the plans in March of the following year, are as follows (in thousands):

U.S. Defined Contribution
Year ended December 31,
2021	$9,763
2020	9,457
2019	9,080

We maintain a defined contribution Supplemental Executive Retirement Plan for key employees.  Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees.  In March 2021 and 2020, contributions of $0.5 million and $0.3 million were made related to calendar year 2020 and 2019, respectively. As of December 31, 2021, we have recorded an obligation of $0.8 million for 2021.

We also have an Employee Stock Ownership Plan and Trust (“ESOP”) for employees who are not covered by a collective bargaining agreement.  In connection therewith, we maintain an employee benefits trust to which we contribute shares of treasury stock.  We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under the plan. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released. The trustees will vote the shares in accordance with its fiduciary duties.  During 2021, we contributed to the trust an additional 61,800 shares from our treasury and released 61,800 shares from the trust leaving 200 shares remaining in the trust as of December 31, 2021.  The provision for expense in connection with the ESOP was approximately $2.5 million in 2021, $2.3 million in 2020 and $2.5 million in 2019.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Defined Benefit Pension Plan

We maintain a defined benefit unfunded Supplemental Executive Retirement Plan (“SERP”).  The SERP, as amended, is a defined benefit plan pursuant to which we will pay supplemental pension benefits to certain key employees upon the attainment of a contractual participant’s payment date based upon the employees’ years of service and compensation.  As there are no current participants in the SERP, there was no benefit obligation outstanding related to the plan as of December 31, 2021 and 2020 and we recorded no expense related to the plan during the years ended December 31, 2021, 2020 and 2019.

Postretirement Medical Benefits

We provide certain medical and dental care benefits to 14 former U.S. union employees. The postretirement medical and dental benefit obligation for the former union employees as of December 31, 2021, and the net periodic benefit cost for our postretirement benefit plans for the years ended December 31, 2021, 2020 and 2019 were not material.

15. Other Non-Operating Income (Expense), Net

The components of other non-operating income (expense), net are as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Interest and dividend income	$49	$109	$97
Equity income from joint ventures	3,295	820	2,865
Loss on foreign exchange	(257)	(350)	(502)
Other non-operating income, net	407	233	127
Total other non-operating income, net	$3,494	$812	$2,587

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. Income Taxes

The income tax provision (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Domestic	$26,528	$30,368	$14,632
Foreign	5,851	4,064	3,019
Total current	32,379	34,432	17,651

Deferred:
Domestic	(1,161)	(7,418)	4,677
Foreign	(174)	(52)	417
Total deferred	(1,335)	(7,470)	5,094
Total income tax provision	$31,044	$26,962	$22,745

Reconciliations between taxes at the U.S. Federal income tax rate and taxes at our effective income tax rate on earnings from continuing operations before income taxes are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019

U.S. Federal income tax rate of 21%	$27,398	$22,550	$19,277
Increase (decrease) in tax rate resulting from:
State and local income taxes, net of federal income tax benefit	4,579	3,781	3,328
Income tax (tax benefit) attributable to foreign income	(122)	330	191
Other non-deductible items, net	(1,277)	(563)	(409)
Change in valuation allowance	466	864	358
Provision for income taxes	$31,044	$26,962	$22,745

The following is a summary of the components of the net deferred tax assets and liabilities recognized in the accompanying consolidated balance sheets (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Inventories	$12,181	$12,773
Allowance for customer returns	14,185	13,804
Postretirement benefits	33	42
Allowance for expected credit losses	1,450	1,412
Accrued salaries and benefits	15,585	12,984
Tax credit and NOL carryforwards	5,702	1,451
Accrued asbestos liabilities	15,463	15,372
Other	190	170
	64,789	58,008
Valuation allowance	(2,087)	(1,621)
Total deferred tax assets	62,702	56,387
Deferred tax liabilities:
Intangible assets acquired, net of amortization	13,450	—
Depreciation	7,589	7,710
Other	5,537	3,907
Total deferred tax liabilities	26,576	11,617

Net deferred tax assets	$36,126	$44,770

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

The valuation allowance of $2.1 million as of December 31, 2021 is intended to provide for uncertainty regarding the ultimate realization of our U.S. foreign tax credit carryovers and foreign net operating loss carryovers.  Based on these considerations, we believe it is more likely than not that we would realize the benefit of the net deferred tax asset of $36.1 million as of December 31, 2021, which is net of the remaining valuation allowance. At December 31, 2021, we have foreign tax credit carryforwards of approximately $1.9 million that will expire in varying amounts by 2030.

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

In accordance with generally accepted accounting practices, we recognize in our financial statements only those tax positions that meet the more-likely-than-not recognition threshold.  We establish tax reserves for uncertain tax positions that do not meet this threshold.  During the years ended December 31, 2021, 2020 and 2019, we did not establish a liability for uncertain tax positions.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
We are subject to taxation in the U.S. and various state, local and foreign jurisdictions.  As of December 31, 2021, the Company is no longer subject to U.S. Federal tax examinations for years before 2018.  We remain subject to examination by state and local tax authorities for tax years 2017 through 2020.  Foreign jurisdictions have statutes of limitations generally ranging from 2 to 6 years.  Years still open to examination by foreign tax authorities in major jurisdictions include Canada (2017 onward), Hong Kong (2016 onward), China (2017 onward) Mexico (2017 onward),  Poland (2016 onward), and Hungary (2015 onward).  We do not presently anticipate that our unrecognized tax benefits will significantly increase or decrease over the next 12 months; however, actual developments in this area could differ from those currently expected.

18. Earnings Per Share

We present two calculations of earnings per common share.  “Basic” earnings per common share equals net earnings attributable to SMP divided by weighted average common shares outstanding during the period. “Diluted” earnings per common share equals net earnings attributable to SMP divided by the sum of weighted average common shares outstanding during the period plus potentially dilutive common shares.  Potentially dilutive common shares that are anti-dilutive are excluded from net earnings per common share.

The following are reconciliations of the net earnings attributable to SMP and the shares used in calculating basic and dilutive net earnings per common share attributable to SMP (in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
Net Earnings Attributable to SMP -
Earnings from continuing operations	$99,353	$80,417	$69,051
Loss from discontinued operations	(8,467)	(23,024)	(11,134)
Net earnings attributable to SMP	$90,886	$57,393	$57,917

Basic Net Earnings Per Common Share Attributable to SMP -
Earnings from continuing operations per common share	$4.49	$3.59	$3.09
Loss from discontinued operations per common share	(0.39)	(1.02)	(0.50)
Net earnings per common share attributable to SMP	$4.10	$2.57	$2.59

Weighted average common shares outstanding	22,147	22,374	22,378

Diluted Net Earnings Per Common Share Attributable to SMP -
Earnings from continuing operations per common share	$4.39	$3.52	$3.03
Loss from discontinued operations per common share	(0.37)	(1.01)	(0.49)
Net earnings per common share attributable to SMP	$4.02	$2.51	$2.54

Weighted average common shares outstanding	22,147	22,374	22,378
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock and performance-based stock	469	452	440
Weighted average common shares outstanding – Diluted	22,616	22,826	22,818

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The shares listed below were not included in the computation of diluted net earnings per common share attributable to SMP because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):

	2021	2020	2019
Restricted and performance shares	269	268	255

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

The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1). The following tables contain financial information for each reportable segment (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net sales (a):
Engine Management	$937,936	$835,685	$849,161
Temperature Control	348,423	281,954	278,355
Other	12,457	10,949	10,397
Total net sales	$1,298,816	$1,128,588	$1,137,913
Intersegment sales (a):
Engine Management	$23,599	$15,952	$19,569
Temperature Control	9,024	6,162	6,545
Other	(32,623)	(22,114)	(26,114)
Total intersegment sales	$—	$—	$—
Depreciation and Amortization:
Engine Management	$21,881	$20,417	$19,463
Temperature Control	3,626	4,035	4,568
Other	1,736	1,871	1,778
Total depreciation and amortization	$27,243	$26,323	$25,809
Operating income (loss):
Engine Management	$117,367	$111,217	$103,808
Temperature Control	36,997	21,296	13,667
Other	(25,365)	(23,618)	(22,980)
Total operating income	$128,999	$108,895	$94,495
Investment in unconsolidated affiliates:
Engine Management	$2,729	$2,428	$2,243
Temperature Control	41,358	38,079	36,615
Other	—	—	—
Total investment in unconsolidated affiliates	$44,087	$40,507	$38,858
Capital expenditures:
Engine Management	$21,922	$13,496	$12,593
Temperature Control	2,586	1,988	2,273
Other	1,367	2,336	1,319
Total capital expenditures	$25,875	$17,820	$16,185
Total assets:
Engine Management	$845,767	$618,210	$594,953
Temperature Control	257,114	230,111	216,591
Other	95,080	108,219	92,310
Total assets	$1,197,961	$956,540	$903,854

(a)	Segment net sales include intersegment sales in our Engine Management and Temperature Control segments.

Other consists of the elimination of intersegment sales from our Engine Management and Temperature Control segments, as well as items pertaining to our Canadian business unit that does not meet the criteria of a reportable operating segment and our corporate headquarters function.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Reconciliation of segment operating income to net earnings:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Operating income	$128,999	$108,895	$94,495
Other non-operating income, net	3,494	812	2,587
Interest expense	2,028	2,328	5,286
Earnings from continuing operations before income taxes	130,465	107,379	91,796
Provision for income taxes	31,044	26,962	22,745
Earnings from continuing operations	99,421	80,417	69,051
Discontinued operations, net of tax	(8,467)	(23,024)	(11,134)
Net earnings	$90,954	$57,393	$57,917

	December 31,
	2021	2020	2019
Long-lived assets (a):	(In thousands)
United States	$315,983	$241,053	$253,384
Asia	80,175	40,621	38,942
Europe	37,892	16,504	17,004
Mexico	12,119	10,586	12,036
Canada	4,461	4,470	4,659
Total long-lived assets	$450,630	$313,234	$326,025

(a)	Long-lived assets are attributed to countries based upon the location of the assets.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Our three largest individual customers accounted for approximately 57% of our consolidated net sales in 2021. During 2021, O’Reilly, NAPA and AutoZone accounted for 26%, 17% and 14% of our consolidated net sales, respectively.  Net sales from each of the customers were reported in both our Engine Management and Temperature Control Segments. The loss of one or more of these customers or, a significant reduction in purchases of our products from any one of them, such as the decision, announced in December 2020, of a large retail customer to pursue a private brand strategy for its engine management product line, could have a materially adverse impact on our business, financial condition and results of operations. In addition, any consolidation among our key customers may further increase our customer concentration risk.

For the disaggregation of our net sales from customers by geographic area, major product group and major sales channels for each of our segments, see Note 20, “Net Sales.”

20. Net Sales

Disaggregation of Net Sales

We disaggregate our net sales from customers by geographic area, major product group, and major sales channels for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our net sales are affected by economic factors.

The following tables provide disaggregation of net sales information for the years ended December 31, 2021, 2020 and 2019 (in thousands):

Year Ended December 31, 2021 (a)	Engine Management	Temperature Control	Other (b)	Total
Geographic Area:
United States	$804,398	$329,980	$—	$1,134,378
Canada	33,590	16,513	12,457	62,560
Asia	40,668	348	—	41,016
Mexico	25,288	358	—	25,646
Europe	27,293	390	—	27,683
Other foreign	6,699	834	—	7,533
Total	$937,936	$348,423	$12,457	$1,298,816
Major Product Group:
Ignition, emission control, fuel and safety related system products	$786,514	$—	$8,956	$795,470
Wire and cable	151,422	—	(275)	151,147
Compressors	—	206,697	1,434	208,131
Other climate control parts	—	141,726	2,342	144,068
Total	$937,936	$348,423	$12,457	$1,298,816
Major Sales Channel:
Aftermarket	$692,895	$317,427	$12,457	$1,022,779
OE/OES	218,338	28,922	—	247,260
Export	26,703	2,074	—	28,777
Total	$937,936	$348,423	$12,457	$1,298,816

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Year Ended December 31, 2020 (a)	Engine Management	Temperature Control	Other (b)	Total
Geographic Area:
United States	$738,521	$268,680	$—	$1,007,201
Canada	25,842	11,679	10,949	48,470
Asia	35,079	165	—	35,244
Mexico	19,336	271	—	19,607
Europe	12,255	351	—	12,606
Other foreign	4,652	808	—	5,460
Total	$835,685	$281,954	$10,949	$1,128,588
Major Product Group:
Ignition, emission control, fuel and safety related system products	$691,722	$—	$8,172	$699,894
Wire and cable	143,963	—	159	144,122
Compressors	—	163,071	812	163,883
Other climate control parts	—	118,883	1,806	120,689
Total	$835,685	$281,954	$10,949	$1,128,588
Major Sales Channel:
Aftermarket	$674,744	$255,716	$10,949	$941,409
OE/OES	142,072	25,070	—	167,142
Export	18,869	1,168	—	20,037
Total	$835,685	$281,954	$10,949	$1,128,588

Year Ended December 31, 2019 (a)	Engine Management	Temperature Control	Other (b)	Total
Geographic Area:
United States	$760,134	$263,769	$—	$1,023,903
Canada	27,439	12,322	10,397	50,158
Asia	24,838	130	—	24,968
Mexico	19,330	705	—	20,035
Europe	13,341	534	—	13,875
Other foreign	4,079	895	—	4,974
Total	$849,161	$278,355	$10,397	$1,137,913
Major Product Group:
Ignition, emission control, fuel and safety related system products	$705,994	$—	$6,381	$712,375
Wire and cable	143,167	—	477	143,644
Compressors	—	160,485	1,338	161,823
Other climate control parts	—	117,870	2,201	120,071
Total	$849,161	$278,355	$10,397	$1,137,913
Major Sales Channel:
Aftermarket	$697,722	$248,420	$10,397	$956,539
OE/OES	129,815	27,915	—	157,730
Export	21,624	2,020	—	23,644
Total	$849,161	$278,355	$10,397	$1,137,913

(a)	Segment net sales include intersegment sales in our Engine Management and Temperature Control segments.

(b)
Other consists of the elimination of intersegment sales from our Engine Management and Temperature Control segments as well as sales from our Canadian business unit that does not meet the criteria of a reportable operating segment. Intersegment wire and cable sales for the year ended December 31, 2021 exceeded third party sales from our Canadian business unit.

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

21. Commitments and Contingencies

Total rent expense for the three years ended December 31, 2021 was as follows (in thousands):

	Total	Real Estate	Other
2021 (1)	$12,065	$9,500	$2,565
2020 (1)	11,669	8,290	3,379
2019	11,382	7,909	3,473

(1)
Includes expenses of approximately $2 million and $2.5 million for the years ended December 31, 2021 and 2020, respectively, related to non-lease components such as maintenance, property taxes, etc., and operating lease expense for leases with an initial term of 12 months or less, which is not material.

For our operating lease minimal rental payments that we are obligated to make, see Note 7, “Leases.”

Warranties

We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product.  As of December 31, 2021 and 2020, we have accrued $17.5 million and $17.7 million, respectively, for estimated product warranty claims included in accrued customer returns. The accrued product warranty costs are based primarily on historical experience of actual warranty claims. Warranty expense for each of the years 2021, 2020 and 2019 were $91.9 million, $87.1 million and $99.3 million, respectively.

The following table provides the changes in our product warranties:

	December 31,
	2021	2020
	(In thousands)
Balance, beginning of period	$17,663	$17,175
Liabilities accrued for current year sales	91,908	87,116
Settlements of warranty claims	(92,108)	(86,628)
Balance, end of period	$17,463	$17,663

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Letters of Credit

At December 31, 2021, we had outstanding letters of credit with certain vendors aggregating approximately $2.6 million.  These letters of credit are being maintained as security for reimbursements to insurance companies and as security to the landlord of our administrative offices in Long Island City, New York.  The contract amount of the letters of credit is a reasonable estimate of their value as the value for each is fixed over the life of the commitment.

Change of Control Arrangements

We have a change in control arrangement with one key officer. In the event of a change of control (as defined in the agreement), the executive will receive severance payments and certain other benefits as provided in his agreement.

Asbestos

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying statement of operations.  When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001, and the amounts paid for settlements, awards of asbestos-related damages, and defense of such claims.  At December 31, 2021, 1,554 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through December 31, 2021, the amounts paid for settled claims and awards of asbestos-related damages, including interest, were approximately $53.8 million.  We do not have insurance coverage for the indemnity and defense costs associated with the claims we face.

In evaluating our potential asbestos-related liability, we have considered various factors including, among other things, an actuarial study of the asbestos related liabilities performed by an independent actuarial firm, our settlement amounts and whether there are any co-defendants, the jurisdiction in which lawsuits are filed, and the status and results of such claims.  As is our accounting policy, we consider the advice of actuarial consultants with experience in assessing asbestos-related liabilities to estimate our potential claim liability; and perform an actuarial evaluation in the third quarter of each year and whenever events or changes in circumstances indicate that additional provisions may be necessary.  The methodology used to project asbestos-related liabilities and costs in our actuarial study considered: (1) historical data available from publicly available studies; (2) an analysis of our recent claims history to estimate likely filing rates into the future; (3) an analysis of our currently pending claims; (4) an analysis of our settlements and awards of asbestos-related damages to date; and (5) an analysis of closed claims with pay ratios and lag patterns in order to develop average future settlement values.  Based on the information contained in the actuarial study and all other available information considered by us, we have concluded that no amount within the range of settlement payments and awards of asbestos-related damages was more likely than any other and, therefore, in assessing our asbestos liability we compare the low end of the range to our recorded liability to determine if an adjustment is required.

In accordance with our policy to perform an annual actuarial evaluation in the third quarter of each year, an actuarial study was performed as of August 31, 2021. The results of the August 31, 2021 study included an estimate of our undiscounted liability for settlement payments and awards of asbestos-related damages, excluding legal costs and any potential recovery from insurance carriers, ranging from $60.9 million to $100.2 million for the period through 2065. The change from the updated prior year study, which was in December of 2020, was a $2.1 million decrease for the low end of the range and a $1.1 million increase for the high end of the range.  The change in the estimated undiscounted liability from the updated prior year study at both the low end and high end of the range reflects our actual experience, our historical data and certain assumptions with respect to events that may occur in the future.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Based upon the results of the August 31, 2021 actuarial study, in September 2021 we increased our asbestos liability to $60.9 million, the low end of the range, and recorded an incremental pre-tax provision of $5.3 million in earnings (loss) from discontinued operations in the accompanying statement of operations.  Future legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operations in the accompanying statement of operations, are estimated, according to the August 31, 2021 study, to range from $49.4 million to $99.3 million for the period through 2065.  Total operating cash outflows related to discontinued operations, which include settlements, awards of asbestos-related damages and legal costs, net of taxes, were $8.8 million, $16.4 million and $7.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, as part of this Report we have furnished a report regarding our internal control over financial reporting as of December 31, 2021.  During 2021, we acquired Trumpet Holdings, Inc, (“Trombetta”) and Stabil Operative Group GmbH (“Stabil”), and have excluded from our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, Trombetta’s and Stabil’s internal control over financial reporting associated with 13.8% of total assets and 3.5% of total revenues included in the consolidated financial statements of the Company as of and for year ended December 31, 2021.  The report is under the caption “Management’s Report on Internal Control Over Financial Reporting” in “Item 8. Financial Statements and Supplementary Data,” which report in included herein.

(c)	Attestation Report of Independent Registered Public Accounting Firm.

KPMG LLP, our independent registered public accounting firm, has issued an opinion as to the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. The opinion is under the caption “Report of Independent Registered Public Accounting Firm−Internal Control Over Financial Reporting” in “Item 8. Financial Statements and Supplementary Data” for this attestation report, which is included herein.

(d)	Changes in Internal Control Over Financial Reporting.

During the quarter ended December 31, 2021 and subsequent to that date, we have not made changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
ITEM 9A.	CONTROLS AND PROCEDURES (Continued)

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

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference to the information in our Definitive Proxy Statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”) set forth under the captions “Proposal No. 1 - Election of Directors,”  “Management Information,” and “Corporate Governance.”

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

The information required by this Item is incorporated herein by reference to the information in our 2022 Proxy Statement set forth under captions “Corporate Governance,” “Compensation Discussion & Analysis,” “Executive Compensation and Related Information” and “Report of the Compensation and Management Development Committee.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information in our 2022 Proxy Statement set forth under the captions “Executive Compensation and Related Information” and “Security Ownership of Certain Beneficial Owners and Management.”

Index
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the information in our 2022 Proxy Statement set forth under the captions “Corporate Governance” and “Executive Compensation and Related Information.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent registered public accounting firm is KMPG LLP, New York, New York (PCAOB ID 185).  All other information required by this Item is incorporated herein by reference to the information in our 2022 Proxy Statement set forth under the captions “Audit and Non-Audit Fees.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	The Index to Consolidated Financial Statements of the Registrant under Item 8 of this Report is incorporated herein by reference as the list of Financial Statements required as part of this Report.

(2)	The following financial schedule and related report for the years 2021, 2020 and 2019 is submitted herewith:

Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not required, not applicable or the information is included in the financial statements or notes thereto.

(3)	Exhibits.

The exhibit list in the Exhibit Index is incorporated by reference as the list of exhibits required as part of this Report.

ITEM 16.	FORM 10-K SUMMARY

None.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number

3.1	Restated By-Laws, dated as of April 8, 2020 (incorporated by reference to the Company’s Current Report on Form 8-K filed as of April 9, 2020).

3.2	Restated Certificate of Incorporation, filed as of August 1, 1990 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021).

3.3
Certificate of Amendment of the Certificate of Incorporation, filed as of February 27, 1996 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021).

10.1	Amended and Restated Employee Stock Ownership Plan and Trust of Standard Motor Products, Inc., dated as of December 21, 2018.

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

10.12
Standard Motor Products, Inc. Amended and Restated 2016 Omnibus Incentive Plan and forms of related award agreements (incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-256362) filed as of May 21, 2021).

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
February 23, 2022

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

February 23, 2022	/s/ Eric P. Sills
Eric P. Sills
Chief Executive Officer and President
(Principal Executive Officer)

February 23, 2022	/s/ Nathan R. Iles
Nathan R. Iles
Chief Financial Officer
(Principal Financial and Accounting Officer)

February 23, 2022	/s/ Lawrence I. Sills
Lawrence I. Sills, Director

February 23, 2022	/s/ John P. Gethin
John P. Gethin, Director

February 23, 2022	/s/ Pamela Forbes Lieberman
Pamela Forbes Lieberman, Director

Index
February 23, 2022	/s/ Patrick S. McClymont
Patrick S. McClymont, Director

February 23, 2022	/s/ Joseph W. McDonnell
Joseph W. McDonnell, Director

February 23, 2022	/s/ Alisa C. Norris
Alisa C. Norris, Director

February 23, 2022	/s/ Pamela S. Puryear, Ph.D.
Pamela S. Puryear, Director

February 23, 2022	/s/ William H. Turner
William H. Turner, Director

February 23, 2022	/s/ Richard S. Ward
Richard S. Ward, Director

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

Schedule II ‑ Valuation and Qualifying Accounts

Years ended December 31, 2021, 2020 and 2019

		Additions

Description	Balance at beginning of year	Charged to costs and expenses	Other	Deductions	Balance at end of year

Year ended December 31, 2021:
Allowance for expected credit losses	$4,406,000	$450,000	$—	$41,000	$4,815,000
Allowance for discounts	1,416,000	13,827,000	—	13,888,000	1,355,000
	$5,822,000	$14,277,000	$—	$13,929,000	$6,170,000

Allowance for sales returns	$40,982,000	$129,964,000	$—	$128,534,000	$42,412,000

Year ended December 31, 2020:
Allowance for expected credit losses	$4,244,000	$392,000	$—	$230,000	$4,406,000
Allowance for discounts	968,000	11,488,000	—	11,040,000	1,416,000
	$5,212,000	$11,880,000	$—	$11,270,000	$5,822,000

Allowance for sales returns	$35,240,000	$135,448,000	$—	$129,706,000	$40,982,000

Year ended December 31, 2019:
Allowance for expected credit losses	$4,488,000	$(295,000)	$—	$(51,000)	$4,244,000
Allowance for discounts	1,199,000	10,660,000	—	10,891,000	968,000
	$5,687,000	$10,365,000	$—	$10,840,000	$5,212,000

Allowance for sales returns	$33,417,000	$136,777,000	$—	$134,954,000	$35,240,000