Form 10-Q
period 2022-03-31
STANDARD MOTOR PRODUCTS, INC.
filed 2022-05-04
CIK 93389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2022

or

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
Yes ☐     No ☑

As of the close of business on April 29, 2022, there were 21,830,348 outstanding shares of the registrant’s Common Stock, par value $2.00 per share.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Index
PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(In thousands, except share and per share data)	2022	2021
	(Unaudited)
Net sales	$322,831	$276,553
Cost of sales	232,991	192,769
Gross profit	89,840	83,784
Selling, general and administrative expenses	62,884	54,460
Restructuring and integration expenses	41	—
Operating income	26,915	29,324
Other non-operating income, net	1,449	635
Interest expense	805	209
Earnings from continuing operations before income taxes	27,559	29,750
Provision for income taxes	7,005	7,586
Earnings from continuing operations	20,554	22,164
Loss from discontinued operations, net of income taxes	(1,116)	(1,164)
Net earnings	19,438	21,000
Net earnings (loss) attributable to noncontrolling interest	(8)	—
Net earnings attributable to SMP (a)	$19,446	$21,000

Net earnings attributable to SMP
Earnings from continuing operations	$20,562	$22,164
Discontinued operations	(1,116)	(1,164)
Total	$19,446	$21,000

Per share data attributable to SMP
Net earnings per common share – Basic:
Earnings from continuing operations	$0.94	$0.99
Discontinued operations	(0.06)	(0.05)
Net earnings per common share – Basic	$0.88	$0.94

Net earnings per common share – Diluted:
Earnings from continuing operations	$0.91	$0.97
Discontinued operations	(0.04)	(0.05)
Net earnings per common share – Diluted	$0.87	$0.92

Dividend declared per share	$0.27	$0.25

Average number of common shares	21,978,507	22,317,959
Average number of common shares and dilutive common shares	22,477,819	22,765,508

(a) Throughout this Form 10-Q, “SMP” refers to Standard Motor Products, Inc. and subsidiaries.

See accompanying notes to consolidated financial statements (unaudited).

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(In thousands)	2022	2021
	(Unaudited)

Net earnings	$19,438	$21,000
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(638)	(1,916)
Pension and postretirement plans	(5)	(5)
Total other comprehensive income (loss), net of tax	(643)	(1,921)
Total comprehensive income	18,795	19,079
Comprehensive income (loss) attributable to noncontrolling interest, net of tax:
Net earnings (loss)	(8)	—
Foreign currency translation adjustments	3	—
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	(5)	—
Comprehensive income attributable to SMP	$18,800	$19,079

See accompanying notes to consolidated financial statements (unaudited).

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,999	$21,755
Accounts receivable, less allowances for discounts and expected credit losses of $6,660 and $6,170 in 2022 and 2021, respectively	225,303	180,604
Inventories	534,421	468,755
Unreturned customer inventories	22,221	22,268
Prepaid expenses and other current assets	17,471	17,823
Total current assets	819,415	711,205

Property, plant and equipment, net of accumulated depreciation of $232,112 and $227,788 for 2022 and 2021, respectively	102,984	102,786
Operating lease right-of-use assets	42,116	40,469
Goodwill	131,538	131,652
Other intangibles, net	104,344	106,234
Deferred income taxes	35,964	36,126
Investments in unconsolidated affiliates	45,518	44,087
Other assets	28,530	25,402
Total assets	$1,310,409	$1,197,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$245,450	$125,298
Current portion of other debt	3,235	3,117
Accounts payable	139,392	137,167
Sundry payables and accrued expenses	45,875	57,182
Accrued customer returns	46,085	42,412
Accrued core liability	23,513	23,663
Accrued rebates	42,606	42,472
Payroll and commissions	31,972	45,058
Total current liabilities	578,128	476,369

Long-term debt	—	21
Noncurrent operating lease liabilities	32,281	31,206
Other accrued liabilities	25,178	25,040
Accrued asbestos liabilities	51,909	52,698
Total liabilities	687,496	585,334

Commitments and contingencies

Stockholders’ equity:
Common stock – par value $2.00 per share:
Authorized – 30,000,000 shares; issued 23,936,036 shares	47,872	47,872
Capital in excess of par value	107,606	105,377
Retained earnings	545,830	532,319
Accumulated other comprehensive income	(8,815)	(8,169)
Treasury stock – at cost (2,011,019 shares and 1,911,792 shares in 2022 and 2021, respectively)	(80,622)	(75,819)
Total SMP stockholders’ equity	611,871	601,580
Noncontrolling interest	11,042	11,047
Total stockholders’ equity	622,913	612,627
Total liabilities and stockholders’ equity	$1,310,409	$1,197,961

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Three Months Ended March 31,
	2022	2021
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$19,438	$21,000
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	6,952	6,514
Amortization of deferred financing cost	67	57
Increase to allowance for expected credit losses	200	81
Increase to inventory reserves	1,188	47
Equity income from joint ventures	(939)	(363)
Employee Stock Ownership Plan allocation	574	628
Stock-based compensation	1,980	1,796
Decrease in deferred income taxes	188	1,065
Loss on discontinued operations, net of tax	1,116	1,164
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(44,706)	23,533
Increase in inventories	(67,662)	(46,255)
Decrease in prepaid expenses and other current assets	2,171	3,753
Increase in accounts payable	1,942	8,419
Decrease in sundry payables and accrued expenses	(21,226)	(29,549)
Net changes in other assets and liabilities	(5,245)	(3,288)
Net cash used in operating activities	(103,962)	(11,398)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and investments in businesses, net of cash acquired	—	(2,081)
Capital expenditures	(6,449)	(4,966)
Other investing activities	—	2
Net cash used in investing activities	(6,449)	(7,045)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under line-of-credit agreements	120,152	30,968
Net borrowings of other debt and lease obligations	188	1,440
Purchase of treasury stock	(6,517)	(11,096)
Increase in overdraft balances	444	373
Dividends paid	(5,935)	(5,588)
Net cash provided by financing activities	108,332	16,097
Effect of exchange rate changes on cash	323	(42)
Net decrease in cash and cash equivalents	(1,756)	(2,388)
CASH AND CASH EQUIVALENTS at beginning of period	21,755	19,488
CASH AND CASH EQUIVALENTS at end of period	$19,999	$17,100

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$644	$147
Income taxes	$3,793	$1,666

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2022
(Unaudited)

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total SMP	Non- Controlling Interest	Total
Balance at December 31, 2021	$47,872	$105,377	$532,319	$(8,169)	$(75,819)	$601,580	$11,047	$612,627
Net earnings (loss)	—	—	19,446	—	—	19,446	(8)	19,438
Other comprehensive income, net of tax	—	—	—	(646)	—	(646)	3	(643)
Cash dividends paid	—	—	(5,935)	—	—	(5,935)	—	(5,935)
Purchase of treasury stock	—	—	—	—	(6,850)	(6,850)	—	(6,850)
Stock-based compensation	—	1,860	—	—	120	1,980	—	1,980
Employee Stock Ownership Plan	—	369	—	—	1,927	2,296	—	2,296
Balance at March 31, 2022	$47,872	$107,606	$545,830	$(8,815)	$(80,622)	$611,871	$11,042	$622,913

Three Months Ended March 31, 2021
(Unaudited)

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total SMP	Non- Controlling Interest	Total
Balance at December 31, 2020	$47,872	$105,084	$463,612	$(5,676)	$(60,656)	$550,236	$—	$550,236
Net earnings	—	—	21,000	—	—	21,000	—	21,000
Other comprehensive income, net of tax	—	—	—	(1,921)	—	(1,921)	—	(1,921)
Cash dividends paid	—	—	(5,588)	—	—	(5,588)	—	(5,588)
Purchase of treasury stock	—	—	—	—	(11,096)	(11,096)	—	(11,096)
Stock-based compensation	—	1,148	—	—	648	1,796	—	1,796
Employee Stock Ownership Plan	—	134	—	—	2,379	2,513	—	2,513
Balance at March 31, 2021	$47,872	$106,366	$479,024	$(7,597)	$(68,725)	$556,940	$—	$556,940

See accompanying notes to consolidated financial statements (unaudited).

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Basis of Presentation

Standard Motor Products, Inc. and subsidiaries (referred to hereinafter in these notes to the consolidated financial statements as “we,” “us,” “our,” “SMP,” or the “Company”) is a leading manufacturer and distributor of premium replacement parts utilized in the maintenance, repair and service of vehicles in the automotive aftermarket industry along with a complementary focus on specialized original equipment parts for manufacturers across multiple industries around the world.

The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.  The unaudited consolidated financial statements include our accounts and all domestic and international companies in which we have more than a 50% equity ownership, except in instances where the minority shareholder maintains substantive participating rights, in which case we follow the equity method of accounting.  In instances where we have more than a 50% equity ownership and the minority shareholder does not maintain substantive participating rights, our consolidated financial statements include the accounts of the company on a consolidated basis with its net income and equity reported at amounts attributable to both our equity position and that of the noncontrolling interest.  Investments in unconsolidated affiliates are accounted for on the equity method, as we do not have a controlling financial interest but have the ability to exercise significant influence.  All significant inter-company items have been eliminated.

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

Reclassification

Certain prior period amounts in the accompanying consolidated financial statements and related notes have been reclassified to conform to the 2022 presentation.

Note 2.  Summary of Significant Accounting Policies

The preparation of consolidated annual and quarterly financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods.  We have made a number of estimates and assumptions in the preparation of these consolidated financial statements.  We can give no assurance that actual results will not differ from those estimates.  Although we do not believe that there is a reasonable likelihood that there will be a material change in the future estimates, or in the assumptions that we use in calculating the estimates, the uncertain future effects, if any, of disruptions in the supply chain caused by the COVID-19 pandemic, Russia’s invasion of the Ukraine and resultant sanctions imposed by the U.S. and other governments, and the recent lockdowns in China, and other unforeseen changes in the industry, or business, could materially impact the estimates, and may have a material adverse effect on our business, financial condition and results of operations.  Some of the more significant estimates include allowances for expected credit losses, cash discounts, valuation of inventory, valuation of long-lived assets, goodwill and other intangible assets, depreciation and amortization of long-lived assets, product liability exposures, asbestos, environmental and litigation matters, valuation of deferred tax assets, share based compensation and sales returns and other allowances.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
There have been no material changes to our critical accounting policies and estimates from the information provided in Note 1 of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021.

Recently Issued Accounting Pronouncements

Standards not yet adopted as of March 31, 2022.

The following table provides a brief description of recently issued accounting pronouncements that have not yet been adopted as of March 31, 2022, and that could have an impact on our financial statements:

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
Effective March 12, 2020 through December 31, 2022
The  new standard may be applied as of the beginning of an interim period that includes March 12, 2020 through December 31, 2022.  As certain of our contracts reference LIBOR, including our supply chain financing arrangements, we are currently reviewing the optional guidance in the standard to determine its impact upon the discontinuance of LIBOR. At this time, we do not believe that the new guidance, nor the discontinuance of LIBOR, will have a material impact on our consolidated financial statements and related disclosures.

Note 3.  Business Acquisitions and Investments

2021 Business Acquisitions

Acquisition of Capital Stock of Stabil Operative Group GmbH (“Stabil”)

In September 2021, we acquired 100% of the capital stock of Stabil Operative Group GmbH, a German company (“Stabil”), for Euros 13.7 million, or $16.3 million, subject to certain post-closing adjustments.  Stabil is a manufacturer and distributor of a variety of components, including electronic sensors, control units, and clamping devices to the European Original Equipment (“OE”) market, serving both commercial and light vehicle applications.  The acquired Stabil business was paid for with cash funded by borrowings under our revolving credit facility with JPMorgan Chase Bank, N.A., as agent, and is headquartered on the outskirts of Stuttgart, Germany with facilities in Germany and Hungary. The acquisition, reported as part of our Engine Management Segment, aligns with our strategy of expansion beyond our core aftermarket business into complementary areas, and gives us exposure to a diversified group of blue chip European commercial and light vehicle OE customers.

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

Incremental revenues from the acquired Stabil business included in our consolidated statement of operations for the three months ended March 31, 2022 were $5.8 million.

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

Incremental revenues from the acquired Trombetta business included in our consolidated statement of operations for the three months ended March 31, 2022 were $16.6 million.

Acquisition of Particulate Matter Sensor Business of Stoneridge, Inc. (“Soot Sensor”)

In March 2021 and November 2021, we finalized the acquisitions of certain Soot Sensor product lines from Stoneridge, Inc. for $2.9 million. The acquired product lines were paid for with cash funded by borrowings under our revolving credit facility with JPMorgan Chase Bank, N.A.  The assets acquired include inventory, machinery, and equipment and certain intangible assets.

The product lines acquired were used to manufacture sensors used in the exhaust and emission systems of diesel engines. The acquired product lines were located in Stoneridge’s facilities in Lexington, Ohio and Tallinn, Estonia.  We did not acquire these facilities, nor any of Stoneridge’s employees, and are in the process of completing the relocation of the acquired inventory and machinery & equipment related to the product lines to our engine management plants in Independence, Kansas and Bialystok, Poland.  The acquisition, reported as part of our Engine Management Segment, aligns with our strategy of expansion into the heavy duty parts market.  Customer relationships acquired include Volvo, CNHi and Hino.

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

Incremental revenues from the acquired Soot Sensor business included in our consolidated statement of operations for the three months ended March 31, 2022 were $2.3 million.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Note 4.  Restructuring and Integration Expenses

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2021	$79	$—	$79
Restructuring and integration costs:
Amounts provided for during 2022	—	41	41
Cash payments	(6)	(41)	(47)
Exit activity liability at March 31, 2022	$73	$—	$73

Integration Costs

Particulate Matter Sensor (“Soot Sensor”) Product Line Relocation

In connection with our acquisitions in March 2021 and November 2021 of certain soot sensor product lines from Stoneridge, Inc., we incurred certain integration expenses in connection with the relocation of certain inventory, machinery, and equipment from Stoneridge’s facilities in Lexington, Ohio and Tallinn, Estonia to our existing facilities in Independence, Kansas and Bialystok, Poland, respectively.  Integration expenses recognized and cash payments made of $41,000, during the three months ended March 31, 2022, related to these relocation activities in our Engine Management segment.  Additional relocation expenses of approximately $150,000 are expected to be incurred related to the relocations. We anticipate that the soot sensor product line relocation will be completed by the end of the second quarter of 2022.

Restructuring Costs

Plant Rationalization Programs

The 2016 Plant Rationalization Program, which included the shutdown and sale of our Grapevine, Texas facility, and the 2017 Orlando Plant Rationalization Program, which included the shutdown of our Orlando, Florida facility, have been substantially completed.  Cash payments made of $6,000 during the three months ended March 31, 2022, and the remaining aggregate liability of $73,000 consists of severance payments to former employees terminated in connection with these programs.

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

Pursuant to these agreements, we sold $155.7 million and $191.4 million of receivables during the three months ended March 31, 2022 and 2021, respectively.  Receivables presented at financial institutions and not yet collected as of March 31, 2022 and December 31, 2021 were approximately $9.6 million and $1.3 million, respectively, and remained in our accounts receivable balance for those periods. All receivables sold were reflected as a reduction of accounts receivable in the consolidated balance sheet at the time of sale.  A charge in the amount of $3.5 million and $2.7 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months ended March 31, 2022 and 2021, respectively.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
To the extent that these arrangements are terminated, our financial condition, results of operations, cash flows and liquidity could be adversely affected by extended payment terms, delays or failures in collecting trade accounts receivables.  The utility of the supply chain financing arrangements also depends upon the LIBOR rate, or an alternative benchmark reference rate, as it is a component of the discount rate applicable to each arrangement.  If the LIBOR rate, or alternative benchmark reference rate, increases significantly, we may be negatively impacted as we may not be able to pass these added costs on to our customers, which could have a material and adverse effect upon our financial condition, results of operations and cash flows.

Note 6.  Inventories

Inventories, which are stated at the lower of cost (determined by means of the first-in, first-out method) and net realizable value, consist of the following:

	March 31, 2022	December 31, 2021
	(In thousands)
Finished goods	$333,350	$296,739
Work in process	17,826	16,010
Raw materials	183,245	156,006
Subtotal	534,421	468,755
Unreturned customer inventories	22,221	22,268
Total inventories	$556,642	$491,023

Note 7.  Acquired Intangible Assets

Acquired identifiable intangible assets consist of the following:

	March 31, 2022	December 31, 2021
	(In thousands)
Customer relationships	$156,894	$157,020
Patents, developed technology and intellectual property	14,123	14,123
Trademarks and trade names	8,880	8,880
Non-compete agreements	3,282	3,280
Supply agreements	800	800
Leaseholds	160	160
Total acquired intangible assets	184,139	184,263
Less accumulated amortization (1)	(81,058)	(78,932)
Net acquired intangible assets	$103,081	$105,331

(1)	Applies to all intangible assets, except for trademarks and trade names totaling $2.6 million, which has an indefinite useful life and, as such, is not being amortized.

Total amortization expense for acquired intangible assets was $2.1 million for both the three months ended March 31, 2022 and 2021.  Based on the current estimated useful lives assigned to our intangible assets, amortization expense is estimated to be $6.5 million for the remainder of 2022, $8.3 million in 2023, $8.3 million in 2024, $8.3 million in 2025 and $69.1 million in the aggregate for the years 2026 through 2041.

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

The following tables provide quantitative disclosures related to our operating leases and includes all operating leases acquired in the Stabil and Trombetta acquisitions from the date of acquisition (in thousands):

Balance Sheet Information	March 31, 2022	December 31, 2021
Assets
Operating lease right-of-use assets	$42,116	$40,469

Liabilities
Sundry payables and accrued expenses	$11,140	$10,544
Noncurrent operating lease liabilities	32,281	31,206
Total operating lease liabilities	$43,421	$41,750

Balance Sheet Information	March 31, 2022	December 31, 2021
Weighted Average Remaining Lease Term
Operating leases	5.1 Years	5.3 Years

Weighted Average Discount Rate
Operating leases	3.1%	3%

Expense and Cash Flow Information	Three Months Ended March 31,
	2022	2021
Lease Expense
Operating lease expense (a)	$2,830	$2,336

Supplemental Cash Flow Information
Cash paid for the amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,760	$2,302
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$3,866	$3,603

(a)
Excludes expenses of approximately $0.4 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively, related to non-lease components such as maintenance, property taxes, etc., and operating lease expense for leases with an initial term of 12 months or less, which is not material.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Minimum Lease Payments

At March 31, 2022, we are obligated to make minimum lease payments through 2031, under operating leases, which are as follows (in thousands):

2022	$8,403
2023	10,076
2024	7,789
2025	6,529
2026	5,810
Thereafter	6,988
Total lease payments	$45,595
Less: Interest	(2,174)
Present value of lease liabilities	$43,421

Note 9.  Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	March 31, 2022	December 31, 2021
	(In thousands)
Revolving credit facilities	$245,450	$125,298
Other (1)	3,235	3,138
Total debt	$248,685	$128,436

Current maturities of debt	$248,685	$128,415
Long-term debt	—	21
Total debt	$248,685	$128,436

(1)
Other includes borrowings under our Polish overdraft facility of Zloty 13.2 million (approximately $3.2 million) and Zloty 12.3 million (approximately $3 million) as of March 31, 2022 and December 31, 2021, respectively.

Revolving Credit Facility

In March 2022, the Company and its wholly owned subsidiaries, SMP Motor Products Ltd. and Trumpet Holdings, Inc., entered into an amendment to our Credit Agreement, dated as of October 28, 2015 (as amended by the First Amendment to Credit Agreement, dated as of December 10, 2018), with JP Morgan Chase Bank, N.A., as agent, and a syndicate of lenders for our senior secured revolving credit facility. The amendment provides for the drawdown of an additional $50 million from the agreement’s accordion feature to increase the line of credit under the revolving credit facility from $250 million to $300 million, and updates the benchmark provisions to replace LIBOR with Term SOFR as the reference rate.  The amended credit agreement has a maturity date of December 10, 2023, and allows for a $10 million line of credit to Canada as part of the $300 million available for borrowing.

Direct borrowings under the amended credit agreement bear interest at SOFR for the selected term (adjusted to include a 0.10% credit spread adjustment) plus a margin ranging from 1.25% to 1.75% based on our borrowing availability, or floating at the alternate base rate plus a margin ranging from 0.25% to 0.75% based on our borrowing availability, at our option.  The amended credit agreement is guaranteed by certain of our subsidiaries and secured by certain of our assets.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Borrowings under the amended credit agreement are secured by substantially all of our assets, including accounts receivable, inventory and certain fixed assets, and those of certain of our subsidiaries.  Availability under the amended credit agreement is based on a formula of eligible accounts receivable, eligible drafts presented to the banks under our supply chain financing arrangements and eligible inventory.  After taking into account outstanding borrowings under the amended credit agreement, there was an additional $52 million available for us to borrow pursuant to the formula at March 31, 2022.  The loss of business of one or more of our key customers or, a significant reduction in purchases of our products from any one of them, could adversely impact availability under our amended revolving credit facility.

Outstanding borrowings under the credit agreement, which are classified as current liabilities, were $245.5 million and $125.3 million at March 31, 2022 and December 31, 2021, respectively; while letters of credit outstanding under the credit agreement were $2.6 million at both March 31, 2022 and December 31, 2021, respectively.  Borrowings under the credit agreement have been classified as current liabilities based upon accounting rules and certain provisions in the agreement.

At March 31, 2022, the weighted average interest rate on our amended credit agreement was 1.8%, which consisted of $230 million in direct borrowings at 1.5% and an alternative base rate loan of $15.5 million at 3.75%.  At December 31, 2021, the weighted average interest rate on our amended credit agreement was 1.4%, which consisted of $125 million in direct borrowings at 1.4% and an alternative base rate loan of $0.3 million at 3.5%. During the three months ended March 31, 2022, our average daily alternative base rate loan balance was $2.6 million compared to a balance of $1.2 million for the three months ended March 31, 2021 and a balance of $1.1 million for the year ended December 31, 2021.

At any time that our borrowing availability is less than the greater of either (a) $25 million, or 10% of the commitments if fixed assets are not included in the borrowing base, or (b) $31.25 million, or 12.5% of the commitments if fixed assets are included in the borrowing base, the terms of the amended credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain a fixed charge coverage ratio of 1:1 at the end of each fiscal quarter (rolling four quarters).  As of March 31, 2022, we were not subject to these covenants.  Additionally, the amended credit agreement permits us to pay cash dividends of $25 million in any fiscal year, so long as after giving effect to the payment (a) our borrowing availability is greater than, or equal to, the greater of $25 million or 10% of the commitments, or (b) our borrowing availability is greater than $15 million and our fixed charge coverage ratio is at least 1.15 to 1; and to make stock repurchases of $20 million in any fiscal year, so long as after giving effect to the repurchases our borrowing availability is greater than, or equal to, the greater of $25 million or 10% of the commitments.  Provided specific conditions are met, the amended credit agreement also permits acquisitions, permissible debt financing, capital expenditures, cash dividend payments greater than $25 million, and stock repurchases of greater than $20 million.

Polish Overdraft Facility

In February 2022, our Polish subsidiary, SMP Poland sp. z.o.o., amended its overdraft facility with HSBC Continental Europe (Spolka Akcyjna) Oddzial w Polsce, formerly HSBC France (Spolka Akcyjna) Oddzial w Polsce.  The amended overdraft facility provides for borrowings of up to Zloty 30 million (approximately $7.2 million).  Availability under the amended facility commences in March 2022 and ends in June 2022, with automatic three-month renewals until June 2027, subject to cancellation by either party, at its sole discretion, at least 30 days prior to the commencement of the three-month renewal period.  Borrowings under the overdraft facility will bear interest at a rate equal to WIBOR + 1.5% and are guaranteed by Standard Motor Products, Inc., the ultimate parent company.  At March 31, 2022 and December 31, 2021, borrowings under the overdraft facility were Zloty 13.2 million (approximately $3.2 million) and Zloty 12.3 million (approximately $3 million), respectively.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Deferred Financing Costs

We have deferred financing costs of approximately $0.6 million and $0.4 million as of March 31, 2022 and December 31, 2021, respectively.  Deferred financing costs as of March 31, 2022 are related to our amended revolving credit facility.  In connection with the amendment to our Credit Agreement with JPMorgan Chase Bank, N.A., as agent, entered into in March 2022, we incurred and capitalized approximately $0.2 million of financing costs related to bank, legal and other professional fees which are being amortized, along with the preexisting deferred financing costs, through 2023, the term of the amended agreement.  Deferred financing costs as of March 31, 2022 are being amortized in the amounts of $0.3 million for the remainder of 2022, and $0.3 million in 2023.

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

Restricted and Performance Stock Grants

We are authorized to issue, among other things, shares of restricted and performance-based stock to eligible employees and restricted stock to directors of up to 2,050,000 shares under the Amended and Restated  2016 Omnibus Incentive Plan (“Plan”).  Shares issued under the Plan that are cancelled, forfeited or expire by their terms are eligible to be granted again under the Plan.

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Our restricted and performance-based share activity was as follows for the three months ended March 31, 2022:

	Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2021	807,019	$34.92
Granted	—	—
Vested	(3,000)	42.12
Forfeited	(4,000)	42.83
Balance at March 31, 2022	800,019	$34.86

We recorded compensation expense related to restricted shares and performance-based shares of $2 million ($1.5 million, net of tax) and $1.8 million ($1.3 million, net of tax) for the three months ended March 31, 2022 and 2021, respectively. The unamortized compensation expense related to our restricted and performance-based shares was $15.1 million at March 31, 2022, and is expected to be recognized as they vest over a weighted average period of 4.4 years and 0.12 years for employees and directors, respectively.

Note 11.  Employee Benefits

We provide certain medical and dental care benefits to 14 former U.S. union employees.  The postretirement medical and dental benefit obligation to the former union employees as of March 31, 2022, and the related net periodic benefit cost for the plan for the three months ended March 31, 2022 and 2021 were not material.

We maintain a defined contribution Supplemental Executive Retirement Plan for key employees.  Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees.  In March 2022, we made company contributions to the plan of $0.8 million related to calendar year 2021.

We also have an Employee Stock Ownership Plan and Trust for employees who are not covered by a collective bargaining agreement.  In connection therewith, we maintain an employee benefits trust to which we contribute shares of treasury stock.  We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under the plan. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released.  The trustees will vote the shares in accordance with their fiduciary duties.  During the three months ended March 31, 2022, we contributed to the trust an additional 48,200 shares from our treasury and released 48,200 shares from the trust leaving 200 shares remaining in the trust as of March 31, 2022.

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

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Note 13. Earnings Per Share

The following are reconciliations of the net earnings attributable to SMP and the shares used in calculating basic and dilutive net earnings per common share (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Net Earnings Attributable to SMP -
Earnings from continuing operations	$20,562	$22,164
Loss from discontinued operations	(1,116)	(1,164)
Net earnings attributable to SMP	$19,446	$21,000

Basic Net Earnings Per Common Share Attributable to SMP -
Earnings from continuing operations per common share	$0.94	$0.99
Loss from discontinued operations per common share	(0.06)	(0.05)
Net earnings per common share attributable to SMP	$0.88	$0.94

Weighted average common shares outstanding	21,979	22,318

Diluted Net Earnings Per Common Share Attributable to SMP -
Earnings from continuing operations per common share	$0.91	$0.97
Loss from discontinued operations per common share	(0.04)	(0.05)
Net earnings per common share attributable to SMP	$0.87	$0.92

Weighted average common shares outstanding	21,979	22,318
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock and performance-based stock	499	448
Weighted average common shares outstanding – Diluted	22,478	22,766

The shares listed below were not included in the computation of diluted net earnings per common share attributable to SMP because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):

	Three Months Ended March 31,
	2022	2021
Restricted and performance-based shares	259	272

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

The following tables show our net sales, intersegment revenue and operating income for each reportable segment (in thousands):

	Three Months Ended March 31,
	2022	2021
Net Sales (a)
Engine Management	$239,257	$212,018
Temperature Control	81,321	62,473
All Other	2,253	2,062
Consolidated	$322,831	$276,553

Intersegment Revenue (a)
Engine Management	$5,789	$5,359
Temperature Control	3,216	1,847
All Other	(9,005)	(7,206)
Consolidated	$—	$—

Operating Income (Loss)
Engine Management	$26,716	$31,114
Temperature Control	5,218	3,592
All Other	(5,019)	(5,382)
Consolidated	$26,915	$29,324

(a)	Segment net sales include intersegment sales in our Engine Management and Temperature Control segments.

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
The following tables provide disaggregation of net sales information for the three months ended March 31, 2022 and 2021 (in thousands):

Three months ended March 31, 2022 (a)	Engine Management	Temperature Control	Other (b)	Total
Geographic Area:
United States	$201,823	$75,449	$—	$277,272
Canada	8,140	5,316	2,253	15,709
Europe	11,492	45	—	11,537
Asia	8,341	162	—	8,503
Mexico	7,707	84	—	7,791
Other foreign	1,754	265	—	2,019
Total	$239,257	$81,321	$2,253	$322,831
Major Product Group:
Ignition, emission control, fuel and safety related system products	$200,354	$—	$2,320	$202,674
Wire and cable	38,903	—	(83)	38,820
Compressors	—	43,277	(51)	43,226
Other climate control parts	—	38,044	67	38,111
Total	$239,257	$81,321	$2,253	$322,831
Major Sales Channel:
Aftermarket	$165,125	$72,279	$2,253	$239,657
Specialized OE/OES	66,557	8,494	—	75,051
Export	7,575	548	—	8,123
Total	$239,257	$81,321	$2,253	$322,831

Three months ended March 31, 2021 (a)	Engine Management	Temperature Control	Other (b)	Total
Geographic Area:
United States	$181,101	$58,736	$—	$239,837
Canada	8,574	3,326	2,062	13,962
Europe	5,149	56	—	5,205
Asia	9,635	76	—	9,711
Mexico	6,147	65	—	6,212
Other foreign	1,412	214	—	1,626
Total	$212,018	$62,473	$2,062	$276,553
Major Product Group:
Ignition, emission control, fuel and safety related system products	$173,666	$—	$1,669	$175,335
Wire and cable	38,352	—	7	38,359
Compressors	—	33,374	18	33,392
Other climate control parts	—	29,099	368	29,467
Total	$212,018	$62,473	$2,062	$276,553
Major Sales Channel:
Aftermarket	$164,633	$55,685	$2,062	$222,380
Specialized OE/OES	41,045	6,380	—	47,425
Export	6,340	408	—	6,748
Total	$212,018	$62,473	$2,062	$276,553

(a)	Segment net sales include intersegment sales in our Engine Management and Temperature Control segments.

(b)
Other consists of the elimination of intersegment sales from our Engine Management and Temperature Control segments as well as sales from our Canadian business unit that does not meet the criteria of a reportable operating segment.  Intersegment wire and cable and compressor sales for the three months ended March 31, 2022 exceeded third party sales from our Canadian business unit.

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

Major Sales Channel

In the aftermarket channel, we sell our products to warehouse distributors and retailers.  Our customers buy directly from us and sell directly to jobber stores, professional technicians and to “do-it-yourselfers” who perform automotive repairs on their personal vehicles.  In the Specialized Original Equipment (“OE”) and Original Equipment Service (“OES”) channel, we sell our products to original equipment manufacturers who redistribute our products within their distribution network, independent dealerships and service dealer technicians.  Lastly, in the Export channel, our domestic entities sell to customers outside the United States.

Note 16. Commitments and Contingencies

Asbestos

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying statement of operations.  When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001, and the amounts paid for settlements, awards of asbestos-related damages, and defense of such claims.  At March 31, 2022, 1,584 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through March 31, 2022, the amounts paid for settled claims and awards of asbestos-related damages, including interest, were approximately $59.2 million.  We do not have insurance coverage for the indemnity and defense costs associated with the claims we face.

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
In accordance with our policy to perform an annual actuarial evaluation in the third quarter of each year, an actuarial study was performed as of August 31, 2021.  The results of the August 31, 2021 study included an estimate of our undiscounted liability for settlement payments and awards of asbestos-related damages, excluding legal costs and any potential recovery from insurance carriers, ranging from $60.9 million to $100.2 million for the period through 2065.  The change from the updated prior year study, which was in December of 2020, was a $2.1 million decrease for the low end of the range, and a $1.1 million increase for the high end of the range.  The change in the estimated undiscounted liability from the updated prior year study at both the low end and the high end of the range reflects our actual experience, our historical data and certain assumptions with respect to events that may occur in the future.

Based upon the results of the August 31, 2021 actuarial study, in September 2021 we increased our asbestos liability to $60.9 million, the low end of the range, and recorded an incremental pre-tax provision of $5.3 million in earnings (loss) from discontinued operations in the accompanying statement of operations.  Future legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operations in the accompanying statement of operations, are estimated, according to the August 31, 2021 study, to range from $49.4 million to $99.3 million for the period through 2065.  Total operating cash outflows related to discontinued operations, which include settlements, awards of asbestos-related damages and legal costs, net of taxes, were $5 million and $3.3 million for the three months ended March 31, 2022 and 2021, respectively.

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Warranties

We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time of the product depending on the nature of the product.  As of March 31, 2022 and 2021, we have accrued  $20.7 million and $16.9 million, respectively, for estimated product warranty claims included in accrued customer returns. The accrued product warranty costs are based primarily on historical experience of actual warranty claims.

The following table provides the changes in our product warranties (in thousands):

	Three Months Ended March 31,
	2022	2021

Balance, beginning of period	$17,463	$17,663
Liabilities accrued for current year sales	22,626	20,177
Settlements of warranty claims	(19,378)	(20,892)
Balance, end of period	$20,711	$16,948

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements in this Report are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects,” “strategies” and similar expressions. These statements represent our expectations based on current information and assumptions and are inherently subject to risks and uncertainties.  Our actual results could differ materially from those which are anticipated or projected as a result of certain risks and uncertainties, including, but not limited to, changes or loss in business relationships with our major customers and in the timing, size and continuation of our customers’ programs; changes in our supply chain financing arrangements, such as changes in terms, termination of contracts and/or the impact of rising interest rates; the ability of our customers to achieve their projected sales; competitive product and pricing pressures; increases in production or material costs, including procurement costs resulting from higher tariffs, and inflationary cost increases in raw materials, labor and transportation, that cannot be recouped in product pricing; the performance of the aftermarket, heavy duty, industrial equipment and original equipment markets; changes in the product mix and distribution channel mix; economic and market conditions; successful integration of acquired businesses; our ability to achieve benefits from our cost savings initiatives; product liability and environmental matters (including, without limitation, those related to asbestos-related contingent liabilities and remediation costs at certain properties); the effects of a widespread public health crisis, including the coronavirus (COVID-19) pandemic; the effects of disruptions in the supply chain caused by the COVID-19 pandemic, Russia’s invasion of the Ukraine and resultant sanctions imposed by the U.S. and other governments and the recent lockdowns in China; climate-related risks, such as physical and transition risks; as well as other risks and uncertainties, such as those described under Risk Factors, Quantitative and Qualitative Disclosures About Market Risk and those detailed herein and from time to time in the filings of the Company with the SEC. Forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. In addition, historical information should not be considered as an indicator of future performance.  The following discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, included elsewhere in this Report.

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

Index
Overview of Financial Performance

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto. This discussion summarizes the significant factors affecting our results of operations and the financial condition of our business during the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(In thousands, except per share data)	2022	2021

Net sales	$322,831	$276,553
Gross profit	89,840	83,784
Gross profit %	27.8%	30.3%
Operating income	26,915	29,324
Operating income %	8.3%	10.6%
Earnings from continuing operations before income taxes	27,559	29,750
Provision for income taxes	7,005	7,586
Earnings from continuing operations	20,554	22,164
Loss from discontinued operations, net of income taxes	(1,116)	(1,164)
Net earnings	19,438	21,000
Net earnings (loss) attributable to noncontrolling interest	(8)	—
Net earnings attributable to SMP	19,446	21,000
Per share data attributable to SMP – Diluted:
Earnings from continuing operations	$0.91	$0.97
Discontinued operations	(0.04)	(0.05)
Net earnings per common share	$0.87	$0.92

Consolidated net sales for the three months ended March 31, 2022 were $322.8 million, an increase of $46.2 million, or 16.7% compared to net sales of $276.6 million in the same period in 2021.  Consolidated net sales increased in both our Engine Management and Temperature Control Segments.

The increase in net sales in the three months ended March 31, 2022 when compared to the comparable period in the prior year reflects the favorable impact of multiple factors including:

•	incremental net sales from our soot sensor, Trombetta and Stabil acquisitions,
•	continued momentum from the strong 2021 net sales resulting from successful customer initiatives in the marketplace and new customer business wins,
•	continued strong customer demand fueled by the replenishment of customer inventory levels, and
•	the impact of price increases designed to pass through inflationary cost increases in raw materials, freight and labor.

Gross margin as a percentage of net sales for the three months ended March 31, 2022 was 27.8% as compared to 30.3% for the same period in 2021. Gross margins in the first three months of 2022 were negatively impacted by lower fixed cost absorption due to lower, and more normalized, production levels than those achieved in the same period in 2021, the higher mix of heavy duty parts sales from our recent acquisitions, which have a different margin profile than our aftermarket business with lower gross margins but comparable operating margin, and inflationary cost increases in certain raw materials, labor and transportation expense, which were somewhat offset by increased pricing. While we anticipate continued margin pressure resulting from inflationary headwinds, we believe that our annual cost initiatives coupled with our ability to pass through higher prices to our customers should help to offset much of this impact to our margins.

Operating margin as a percentage of net sales for the three months ended March 31, 2022 was 8.3% as compared to 10.6% for the same period in 2021. Included in our operating margin were selling, general and administrative expenses (“SG&A”) of $62.9 million, or 19.5% of net sales for the three months ended March 31, 2022 compared to $54.5 million, or 19.7% of net sales, for the same period in 2021. The higher SG&A expenses in 2022 resulted principally from elevated costs associated with higher sales volumes, as well as the impact of increased freight costs, higher costs incurred in our supply chain financing arrangements, and incremental expenses from our soot sensor, Trombetta and Stabil acquisitions.

Index
Overall, continuing the momentum from a strong 2021, we posted strong net sales during the first three months of 2022, reflecting the impact of acquisitions made in 2021, continued strong customer demand, and the impact of successful initiatives in the marketplace, new customer business wins and the impact of price increases. Our core automotive aftermarket business remains strong and we continue to make major strides into new complementary markets with upside potential.

Impact of Russia’s Invasion of the Ukraine

Russia’s invasion of the Ukraine, and the resultant sanctions imposed by the U.S. and other governments, have created risks, uncertainties and disruptions impacting business continuity, liquidity and asset values not only in the Ukraine and Russia, but in markets worldwide. Significant price increases have occurred in gas and energy markets, as well as in other commodities. Although we have no facilities or business operations in either the Ukraine or Russia, have historically had only minor sales to customers in Russia, which we have subsequently discontinued, and have not experienced additional significant disruptions in the supply chain, the inherent risks and uncertainties surrounding the invasion are being closely monitored. We have manufacturing and distribution facilities in Bialystok, Poland and Pecel, Hungary. Our facility in Bialystok, Poland does not use natural gas in its production process, or for heating, and, as such, is not impacted by Russia’s decision to halt the export of all natural gas to Poland and Bulgaria. While we have not been impacted by the war to date, there can be no assurances that any escalation of the invasion will not have an adverse impact on our business, financial condition and results of operations.

Impact of Global Supply Chain Disruption and Inflation

Disruptions in the global economy have impeded global supply chains, resulted in longer lead times and delays in procuring component parts and raw materials, and resulted in inflationary cost increases in certain raw materials, labor and transportation.  In response to the global supply chain volatility and inflationary cost increases, we have taken, and continue to take, several actions to mitigate the impact by working closely with our suppliers and customers to minimize any potential adverse impacts on our business, including implementing cost savings initiatives and the pass through of higher costs to our customers in the form of price increases, and increasing inventory levels to minimize the obvious disruptions from out-of-stock raw materials and components to ensure higher fill rates with our customers.  We believe that we have also benefited from our geographically diversified manufacturing footprint and our strategy to bring more product manufacturing in-house, especially with respect to product availability and fill rates.  We expect these inflationary trends to continue for some time, and while we believe that we will be able to somewhat offset the impact, there can be no assurances that unforeseen future events in the global supply chain affecting the availability of materials and components, and/or increasing commodity pricing, will not have an adverse effect on our business, financial condition and results of operations.

Impact of Changes in U.S. Trade Policy

Changes in U.S. trade policy, particularly as it relates to China, as with much of our industry, have resulted in the assessment of increased tariffs on goods that we, as with much of our industry, import into the United States.  Although our operating results in the three months ended March 31, 2022 have been only slightly impacted by the tariff costs associated with Chinese sourced products (due to our diversified manufacturing and distribution footprint), we have taken, and continue to take, several actions to mitigate the impact of the increased tariffs, including but not limited to, price increases to our customers.  We do not anticipate that the increased tariffs will have a significant impact on our future operating results.  Although we are confident that we will be able to pass along the impact of the increased tariffs to our customers, there can be no assurances that we will be able to pass on the entire increased costs imposed by the tariffs.

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

We have made significant strides with respect to our ESG initiatives, building awareness of the environmental impact of our operations, and challenging ourselves to reduce our impact by reducing our usage of energy and water, reducing our generation of waste, increasing our recycling efforts and reducing our greenhouse gas emissions (“GHG”), with the ambition of achieving net-zero GHG emissions by 2050.  With each year, we intend to further our commitment to improving our environmental stewardship and finding ways to give back to our communities. Information on our ESG initiatives can be found on our corporate website at ir.smpcorp.com under “Environmental & Social Responsibility” and at smpcares.smpcorp.com. Information on our corporate websites regarding our ESG initiatives are referenced for general information only and are not incorporated by reference in this Report.

Interim Results of Operations

Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021

Sales.  Consolidated net sales for the three months ended March 31, 2022 were $322.8 million, an increase of $46.2 million, or 16.7%, compared to $276.6 million in the same period of 2021, with the majority of our net sales to customers located in the United States.  Consolidated net sales increased in both our Engine Management and Temperature Control Segments.

The following table summarizes consolidated net sales by segment and by major product group within each segment for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Engine Management:
Ignition, Emission Control, Fuel and Safety Related System Products	$200,354	$173,666
Wire and Cable	38,903	38,352
Total Engine Management	239,257	212,018

Temperature Control:
Compressors	43,277	33,374
Other Climate Control Parts	38,044	29,099
Total Temperature Control	81,321	62,473

All Other	2,253	2,062

Total	$322,831	$276,553

Engine Management’s net sales increased $27.2 million, or 12.8%, to $239.3 million for the three months ended March 31, 2022.  Net sales in ignition, emission control, fuel and safety related system products for the three months ended March 31, 2022 were $200.4 million, an increase of $26.7 million, or 15.4%, compared to $173.7 million in the same period of 2021.  Net sales in the wire and cable product group for the three months ended March 31, 2022 were essentially flat at $38.9 million, when compared to $38.4 million in the three months ended March 31, 2021.  Engine Management’s increase in net sales for the first quarter of 2022 compared to the same period in 2021 reflects the impact of incremental net sales from our soot sensor, Trombetta and Stabil acquisitions, the continued momentum from the strong 2021 net sales resulting from successful initiatives in the marketplace and new customer business wins, along with continued strong customer demand, and the impact of price increases, which were implemented to pass through inflationary increases in raw materials, freight and labor costs.

Index
Incremental net sales from our soot sensor, Trombetta and Stabil acquisitions of $24.7 million were included in the net sales of the ignition, emission control, fuel and safety related system product group for the three months ended March 31, 2022.  Compared to the three months ended March 31, 2021, excluding the incremental net sales from the acquisitions, net sales in the ignition, emission control, fuel and safety related product group increased $2 million, or 1.2%, and Engine Management net sales increased $2.5 million, or 1.2%.

Temperature Control’s net sales increased $18.8 million, or 30.1%, to $81.3 million for the three months ended March 31, 2022.  Net sales in the compressors product group for the three months ended March 31, 2022 were $43.3 million, an increase of $9.9 million, or 29.7%, compared to $33.4 million in the same period of 2021.  Net sales in the other climate control parts product group for the three months ended March 31, 2022 were $38 million, an increase of $8.9 million, or 30.7%, compared to $29.1 million in the three months ended March 31, 2021.  Temperature Control’s increase in net sales for the first quarter of 2022 compared to the same period in 2021 reflects the impact of strong pre-season orders in the first quarter of 2022 as customers replenished their inventory levels after very warm summer weather conditions in 2021.  Although we experienced strong first quarter 2022 customer demand for our Temperature Control products, full year results will be dependent upon upcoming summer weather conditions and customer inventory levels.

Gross Margins.  Gross margins, as a percentage of consolidated net sales, decreased to 27.8% in the first quarter of 2022, compared to 30.3% in the first quarter of 2021.  The following table summarizes gross margins by segment for the three months ended March 31, 2022 and 2021, respectively (in thousands):

Three Months Ended March 31,	Engine Management	Temperature Control	Other	Total
2022
Net sales	$239,257	$81,321	$2,253	$322,831
Gross margins	65,535	19,986	4,319	89,840
Gross margin percentage	27.4%	24.6%	—	27.8%

2021
Net sales	$212,018	$62,473	$2,062	$276,553
Gross margins	65,070	15,995	2,719	83,784
Gross margin percentage	30.7%	25.6%	—	30.3%

Compared to the first three months of 2021, gross margins at Engine Management decreased 3.3 percentage points from 30.7% to 27.4%, while gross margins at Temperature Control decreased 1 percentage point from 25.6% to 24.6%.  The gross margin percentage decrease in Engine Management compared to the prior year reflects the impact of lower fixed cost absorption due to lower, and more normalized, production levels than those achieved in the first three months of 2021, inflationary cost increases in raw materials, labor and transportation, which were somewhat offset by increased pricing, and the higher mix of heavy duty parts sales from recent acquisitions, which have a different profile than our aftermarket business with lower gross margins but comparable operating margins.  The higher production volumes at Engine Management in the first three months of 2021 was reflective of our effort to rebuild finished goods inventory in response to strong customer demand after the uneven impact of the COVID-19 pandemic on net sales in 2020, whereas inventory increases in 2022 mainly reflect both the cost of materials inflation and higher safety stocks of raw materials given the volatility in the supply chain.

Index
The gross margin percentage decrease in Temperature Control in the first three months of 2022, compared to the prior year, reflects the impact of inflationary cost increases in raw materials, labor and transportation, which were somewhat offset by increased pricing, and net year-over-year unfavorable production variances, as we no longer had the enhanced production benefit resulting from the sales surge occurring from the post-COVID lockdowns.  While we anticipate continued margin pressures at both Engine Management and Temperature Control resulting from inflationary cost increases, we believe that our annual cost initiatives, and our ability to pass through higher prices to our customers, will help to offset the impact of the inflationary increases on our margins.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) increased to $62.9 million, or 19.5% of consolidated net sales, in the first quarter of 2022, as compared to $54.5 million, or 19.7% of consolidated net sales in the first quarter of 2021. The $8.4 million increase in SG&A expenses in the first quarter of 2022 as compared to the first quarter of 2021 is principally due to (1) higher costs associated with higher sales volumes and the impact of an increase in freight costs, (2) higher costs incurred in our supply chain financing arrangements, and (3) the impact of incremental expenses of $3.6 million from our soot sensor, Trombetta and Stabil acquisitions, including amortization of intangible assets acquired.  The lower year-over-year SG&A expense percentage of consolidated net sales reflects the impact of higher year-over-year sales volumes, and the higher mix of heavy duty parts sales from recent acquisitions, which have a different profile than our aftermarket business with lower SG&A expenses as a percentage of net sales.

Restructuring and Integration Expenses.  Restructuring and integration expenses were $41,000 in first three months of 2022.  Restructuring and integration expenses incurred in the first three months of 2022 relate to the relocation, in our Engine Management Segment, of certain inventory, machinery, and equipment acquired in our March 2021 soot sensor acquisition.  We anticipate that the soot sensor product line relocation will be completed by the end of the second quarter of 2022.

Operating Income.  Operating income was $26.9 million, or 8.3% of consolidated net sales, in the first quarter of 2022 compared to $29.3 million, or 10.6% of consolidated net sales, in the first quarter of 2021.  The year-over-year decrease in operating income of $2.4 million is the result of the impact of lower gross margins as a percentage of consolidated net sales, and higher SG&A expenses offset, in part, by higher consolidated net sales.

Other Non-Operating Income (Expense), Net.  Other non-operating income, net was $1.4 million in the first quarter of 2022, compared to other non-operating income, net of $0.6 million in the first quarter of 2021.  The year-over-year increase in other non-operating income (expense), net results from the increase in year-over-year equity income from our joint ventures and the favorable impact of changes in foreign currency exchange rates.

Interest Expense.  Interest expense increased to $0.8 million in the first quarter of 2022 compared to $0.2 million in the same period of 2021.  The year-over-year increase in interest expense reflects the impact of higher average outstanding borrowings in the first quarter of 2022 when compared to the first quarter of 2021, and slightly higher year-over-year average interest rates on our revolving credit facility.

Income Tax Provision.  The income tax provision in the first quarter of 2022 was $7 million at an effective tax rate of 25.4% compared to $7.6 million at an effective tax rate of 25.5% for the same period in 2021.  The effective tax rate was flat year-over-year.

Loss from Discontinued Operations.  During the first quarter of 2022 and 2021, the loss from discontinued operations, net of tax was $1.1 million and $1.2 million, respectively.  The loss from discontinued operations, net of tax, reflects legal expenses associated with our asbestos-related liability.  As discussed more fully in Note 16, “Commitments and Contingencies” in the notes to our consolidated financial statements (unaudited), we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Index
Net Earnings (Loss) Attributable to Noncontrolling Interest.  In May 2021, we acquired the Trombetta business for $111.7 million.  As part of the acquisition, we acquired a 70% ownership in a joint venture in Hong Kong, with operations in Shanghai and Wuxi, China (“Trombetta Asia, Ltd.”).  Net loss attributable to the noncontrolling interest of $8,000 during the three months ended March 31, 2022 represents 30% of the net loss of Trombetta Asia, Ltd.

Restructuring and Integration Programs

For a detailed discussion on the restructuring and integration costs, see Note 4, “Restructuring and Integration Expenses,” of the notes to our consolidated financial statements (unaudited).

Liquidity and Capital Resources

Operating Activities. During the first three months of 2022, cash used in operating activities was $104.1 million compared to $11.4 million in the same period of 2021.  The increase in cash used in operating activities resulted primarily from the increase in accounts receivable compared to a decrease in accounts receivable in the prior year, the larger year-over-year increase in inventories, the smaller year-over-year increase in accounts payable, the smaller year-over-year decrease in prepaid expenses and other current assets and, the decrease in net earnings, partially offset by the smaller year-over-year decrease in sundry payables and accrued expenses.

Net earnings during the first quarter of 2022 were $19.4 million compared to $21 million in the first quarter of 2021.  During the first three months of 2022, (1) the increase in accounts receivable was $44.7 million compared to the year-over-year decrease in accounts receivable of $23.5 million in 2021; (2) the increase in inventories was $67.7 million compared to the year-over-year increase in inventories of $46.3 million in 2021; (3) the increase in accounts payable was $1.9 million compared to the year-over-year increase in accounts payable of $8.4 million in 2021; (4) the decrease in prepaid expenses and other current assets was $2.2 million compared to the year-over-year decrease in prepaid expenses and other current assets of $3.8 million in 2021; and (5) the decrease in sundry payables and accrued expenses was $21.2 million compared to the year-over-year decrease in sundry payables of $29.5 million in 2021.  The increase in inventories during the first quarter of 2022 reflects actions taken to meet continued strong customer demand, the timing of inventory purchases at our Temperature Control segment in anticipation of the upcoming summer selling season, and to serve as a hedge against the continuing global disruptions in the supply chain.  We continue to actively manage our working capital to maximize our operating cash flow.

Investing Activities.  Cash used in investing activities was $6.4 million in the first three months of 2022, compared to $7 million in the same period of 2021.  Investing activities during the first three months of 2022 consisted of capital expenditures of $6.4 million; while investing activities during the first three months of 2021 consisted of the payment of $2.1 million for our acquisition of certain assets of the soot sensor product lines from Stoneridge, Inc. and capital expenditures of $4.9 million.

Financing Activities.  Cash provided by financing activities was $108.3 million in the first three months of 2022 as compared to $16.1 million in the same period of 2021.  During the first three months of 2022, (1) we increased borrowings under our revolving credit facility by $120.2 million as compared to the increase in borrowings under our revolving credit facility of $31 million in 2021; (2) we made cash payments in the first three months of 2022 for the repurchase of shares of our common stock of $6.5 million as compared to $11.1 million in 2021; and (3) we paid dividends of $5.9 million in the first three months of 2022 as compared to $5.6 million in 2021.  Cash provided by borrowings under our revolving credit facility in the three months ended March 31, 2022 and 2021 were used to fund our operating activities, investing activities, purchase of our common shares and pay dividends.  In February 2022, our Board of Directors voted to increase our quarterly dividend from $0.25 per share in 2021 to $0.27 per share in 2022.

Index
Liquidity.

Our primary cash requirements include working capital, capital expenditures, regular quarterly dividends, stock repurchases, principal and interest payments on indebtedness and acquisitions.  Our primary sources of funds are ongoing net cash flows from operating activities and availability under our amended secured revolving credit facility (as detailed below).

In March 2022, the Company and its wholly owned subsidiaries, SMP Motor Products Ltd. and Trumpet Holdings, Inc., entered into an amendment to our Credit Agreement, dated as of October 28, 2015 (as amended by the First Amendment to Credit Agreement, dated as of December 10, 2018), with JP Morgan Chase Bank, N.A., as agent, and a syndicate of lenders for our senior secured revolving credit facility. The amendment provides for the drawdown of an additional $50 million from the agreement’s accordion feature to increase the line of credit under the revolving credit facility from $250 million to $300 million, and updates the benchmark provisions to replace LIBOR with Term SOFR as the reference rate.  The amended credit agreement has a maturity date of December 10, 2023, and allows for a $10 million line of credit to Canada as part of the $300 million available for borrowing.

Direct borrowings under the amended credit agreement bear interest at SOFR for the selected term (adjusted to include a 0.10% credit spread adjustment) plus a margin ranging from 1.25% to 1.75% based on our borrowing availability, or floating at the alternate base rate plus a margin ranging from 0.25% to 0.75% based on our borrowing availability, at our option.  The amended credit agreement is guaranteed by certain of our subsidiaries and secured by certain of our assets.

Borrowings under the amended credit agreement are secured by substantially all of our assets, including accounts receivable, inventory and certain fixed assets, and those of certain of our subsidiaries.  Availability under the amended credit agreement is based on a formula of eligible accounts receivable, eligible drafts presented to the banks under our supply chain financing arrangements and eligible inventory.  After taking into account outstanding borrowings under the amended credit agreement, there was an additional $52 million available for us to borrow pursuant to the formula at March 31, 2022.  The loss of business of one or more of our key customers or, a significant reduction in purchases of our products from any one of them, could adversely impact availability under our amended revolving credit facility.

Outstanding borrowings under the credit agreement, which are classified as current liabilities, were $245.5 million and $125.3 million at March 31, 2022 and December 31, 2021, respectively; while letters of credit outstanding under the credit agreement were $2.6 million at both March 31, 2022 and December 31, 2021, respectively.  Borrowings under the credit agreement have been classified as current liabilities based upon accounting rules and certain provisions in the agreement.

At March 31, 2022, the weighted average interest rate on our amended credit agreement was 1.8%, which consisted of $230 million in direct borrowings at 1.5% and an alternative base rate loan of $15.5 million at 3.75%.  At December 31, 2021, the weighted average interest rate on our amended credit agreement was 1.4%, which consisted of $125 million in direct borrowings at 1.4% and an alternative base rate loan of $0.3 million at 3.5%. During the three months ended March 31, 2022, our average daily alternative base rate loan balance was $2.6 million compared to a balance of $1.2 million for the three months ended March 31, 2021 and a balance of $1.1 million for the year ended December 31, 2021.

At any time that our borrowing availability is less than the greater of either (a) $25 million, or 10% of the commitments if fixed assets are not included in the borrowing base, or (b) $31.25 million, or 12.5% of the commitments if fixed assets are included in the borrowing base, the terms of the amended credit agreement provide for, among other provisions, a financial covenant requiring us, on a consolidated basis, to maintain a fixed charge coverage ratio of 1:1 at the end of each fiscal quarter (rolling four quarters).  As of March 31, 2022, we were not subject to these covenants.  Additionally, the amended credit agreement permits us to pay cash dividends of $25 million in any fiscal year, so long as after giving effect to the payment (a) our borrowing availability is greater than, or equal to, the greater of $25 million or 10% of the commitments, or (b) our borrowing availability is greater than $15 million and our fixed charge coverage ratio is at least 1.15 to 1; and to make stock repurchases of $20 million in any fiscal year, so long as after giving effect to the repurchases our borrowing availability is greater than, or equal to, the greater of $25 million or 10% of the commitments.  Provided specific conditions are met, the amended credit agreement also permits acquisitions, permissible debt financing, capital expenditures, cash dividend payments greater than $25 million, and stock repurchases of greater than $20 million.

Index
In February 2022, our Polish subsidiary, SMP Poland sp. z.o.o., amended its overdraft facility with HSBC Continental Europe (Spolka Akcyjna) Oddzial w Polsce, formerly HSBC France (Spolka Akcyjna) Oddzial w Polsce.  The amended overdraft facility provides for borrowings of up to Zloty 30 million (approximately $7.2 million).  Availability under the amended facility commences in March 2022 and ends in June 2022, with automatic three-month renewals until June 2027, subject to cancellation by either party, at its sole discretion, at least 30 days prior to the commencement of the three-month renewal period.  Borrowings under the overdraft facility will bear interest at a rate equal to WIBOR + 1.5% and are guaranteed by Standard Motor Products, Inc., the ultimate parent company.  At March 31, 2022 and December 31, 2021, borrowings under the overdraft facility were Zloty 13.2 million (approximately $3.2 million) and Zloty 12.3 million (approximately $3 million), respectively.

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

Pursuant to these agreements, we sold $155.7 million and $191.4 million of receivables during the three months ended March 31, 2022 and 2021, respectively.  Receivables presented at financial institutions and not yet collected as of March 31, 2022 and December 31, 2021 were approximately $9.6 million and $1.3 million, respectively, and remained in our accounts receivable balance for those periods.  All receivables sold were reflected as a reduction of accounts receivable in the consolidated balance sheet at the time of sale.  A charge in the amount of $3.5 million and $2.7 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months ended March 31, 2022 and 2021, respectively.

To the extent that these arrangements are terminated, our financial condition, results of operations, cash flows and liquidity could be adversely affected by extended payment terms, delays or failures in collecting trade accounts receivables.  The utility of the supply chain financing arrangements also depends upon the LIBOR rate, or an alternative benchmark reference rate, as it is a component of the discount rate applicable to each arrangement.  If the LIBOR rate, or alternative benchmark reference rate, increases significantly, we may be negatively impacted as we may not be able to pass these added costs on to our customers, which could have a material and adverse effect upon our financial condition, results of operations and cash flows.

In October 2021, our Board of Directors authorized the purchase of up to $30 million of our common stock under a stock repurchase program.  Stock repurchases under this program, during the three months ended March 31, 2022 and year ended December 31, 2021 were 150,427 shares and 7,000 shares of our common stock, respectively, at a total cost of $6.9 million and $0.3 million, respectively.  As of March 31, 2022, there was approximately $22.8 million available for future stock purchases under the program.  During the period from April 1, 2022 through April 29, 2022, we have repurchased an additional 96,028 shares of our common stock at a total cost of $4.1 million, thereby reducing the availability under the program to $18.7 million.  Stock will be purchased under the program from time to time, in the open market or through private transactions, as market conditions warrant.

Material Cash Commitments

Material cash commitments as of March 31, 2022 consist of required cash payments to service our outstanding borrowings of $245.5 million under our amended revolving credit agreement with JPMorgan Chase Bank, N.A., as agent, and the future minimum cash requirements of $45.6 million through 2031 under operating leases.  All of our other cash commitments as of March 31, 2022 are not material.  For additional information related to our material cash commitments, see Note 8, “Leases,” and Note 9, “Credit Facilities and Long-Term Debt,” in the notes to our consolidated financial statements (unaudited).

Index
We anticipate that our cash flow from operations, available cash, and available borrowings under our amended revolving credit facility will be adequate to meet our future liquidity needs for at least the next twelve months.  Significant assumptions underlie this belief, including, among other things, that we will be able to mitigate the future impact, if any, of disruptions in the supply chain caused by the COVID-19 pandemic, Russia’s invasion of the Ukraine and resultant sanctions imposed by the U.S. and other governments and the recent lockdowns in China, and significant inflationary cost increases in raw materials, labor and transportation that we are unable to pass through to our customers, and that there will be no material adverse developments in our business, liquidity or capital requirements.  If material adverse developments were to occur in any of these areas, there can be no assurance that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our amended revolving credit facility in amounts sufficient to enable us to pay the principal and interest on our indebtedness, or to fund our other liquidity needs.  In addition, if we default on any of our indebtedness, or breach any financial covenant in our amended revolving credit facility, our business could be adversely affected.

For further information regarding the risks in our business, refer to Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021.

Critical Accounting Policies and Estimates

We have identified the accounting policies and estimates surrounding the “Valuation of Long-Lived and Intangible Assets and Goodwill,” and “Asbestos Litigation” as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to these policies and estimates on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies and estimates affect our reported and expected financial results. There have been no material changes to these and other accounting policies and estimates from the information provided in Note 1 of the Notes to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021.

You should be aware that preparation of our consolidated quarterly financial statements in this Report requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. We can give no assurances that actual results will not differ from those estimates.  Although we do not believe that there is a reasonable likelihood that there will be a material change in the future estimates, or in the assumptions that we use in calculating the estimates, the uncertain future effects, if any, of disruptions in the supply chain caused by the COVID-19 pandemic, Russia’s invasion of the Ukraine and resultant sanctions imposed by the U.S. and other governments, and the recent lockdowns in China, and other unforeseen changes in the industry, or business, could materially impact the estimates, and may have a material adverse effect on our business, financial condition and results of operations.

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

Quantitative and Qualitative Disclosure about Market Risk

We are exposed to market risk, primarily related to foreign currency exchange and interest rates.  These exposures are actively monitored by management.  Our exposure to foreign exchange rate risk is due to certain costs, revenues and borrowings being denominated in currencies other than one of our subsidiary’s functional currency.  Similarly, we are exposed to market risk as the result of changes in interest rates, which may affect the cost of our financing.  It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures.  We do not hold or issue derivative financial instruments for trading or speculative purposes.  As of March 31, 2022, we do not have any derivative financial instruments.

Exchange Rate Risk

We have exchange rate exposure, primarily, with respect to the Canadian Dollar, the Euro, the British Pound, the Polish Zloty, the Hungarian Forint, the Mexican Peso, the Taiwan Dollar, the Chinese Yuan Renminbi and the Hong Kong Dollar.  As of March 31, 2022 and December 31, 2021, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore, the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows.  This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the incremental effect of such a change on our foreign currency denominated revenues.

Interest Rate Risk

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To manage a portion of our exposure to interest rate changes, we have in the past entered into interest rate swap agreements.  We invest our excess cash in highly liquid short-term investments.  Substantially all of our debt is variable rate debt as of March 31, 2022 and December 31, 2021.  Based upon our current level of borrowings under our revolving credit facility and our Poland overdraft facility, and our excess cash, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate may have an approximate $2.3 million annualized negative impact on our earnings or cash flows.

In addition, we are party to several supply chain financing arrangements, in which we may sell certain of our customers’ trade accounts receivable to such customers’ financial institutions.  We sell our undivided interests in certain of these receivables at our discretion when we determine that the cost of these arrangements is less than the cost of servicing our receivables with existing debt.  During the three months ended March 31, 2022, we sold $155.7 million of receivables.  Depending upon the level of sales of receivables pursuant these agreements, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the margin rate may have an approximate $1.6 million annualized negative impact on our earnings or cash flows based upon receivables sold in the three months ended March 31, 2022.  The charge related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations.

Other than the aforementioned, there have been no significant changes to the information presented in Item 7A (Market Risk) of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

(b)          Changes in Internal Control Over Financial Reporting.

During the quarter ended March 31, 2022, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Additionally, during the year ended December 31, 2021, we completed the stock acquisitions of Stabil and Trombetta, and are in the process of integrating the acquired companies and evaluating their internal controls over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to the Company’s purchases of its common stock for the first quarter of 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (2)

January 1 – 31, 2022	27,543	$46.95	27,543	$28,362,897
February 1 – 28, 2022	66,284	46.06	66,284	25,309,836
March 1 – 31, 2022	56,600	44.25	56,600	22,805,553
Total	150,427	$45.54	150,427	$22,805,553

(1)	All shares were purchased through the publicly announced stock repurchase programs in open-market transactions.

(2)
In October 2021, our Board of Directors authorized the purchase of up to $30 million of our common stock under a stock repurchase program.  Stock repurchases under this program, during the three months ended March 31, 2022 and year ended December 31, 2021 were 150,427 shares and 7,000 shares of our common stock, respectively, at a total cost of $6.9 million and $0.3 million, respectively.  As of March 31, 2022, there was approximately $22.8 million available for future stock purchases under the program.  During the period from April 1, 2022 through April 29, 2022, we have repurchased an additional 96,028 shares of our common stock at a total cost of $4.1 million, thereby reducing the availability under the program to $18.7 million.  Stock will be purchased under the program from time to time, in the open market or through private transactions, as market conditions warrant.

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

STANDARD MOTOR PRODUCTS, INC.
(Registrant)

Date: May 4, 2022	/s/ Nathan R. Iles
Nathan R. Iles
Chief Financial Officer
(Principal Financial and
Accounting Officer)