Form 10-Q
period 2022-06-30
STANDARD MOTOR PRODUCTS, INC.
filed 2022-08-04
CIK 93389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2022

or

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
Yes ☐     No ☑

As of the close of business on August 1, 2022, there were 21,408,957 outstanding shares of the registrant’s Common Stock, par value $2.00 per share.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Index
PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Net sales	$359,412	$342,076	$682,243	$618,629
Cost of sales	263,061	242,804	496,052	435,573
Gross profit	96,351	99,272	186,191	183,056
Selling, general and administrative expenses	68,468	62,347	131,352	116,807
Restructuring and integration expenses	3	—	44	—
Other income, net	13	—	13	—
Operating income	27,893	36,925	54,808	66,249
Other non-operating income, net	1,927	832	3,376	1,467
Interest expense	1,821	495	2,626	704
Earnings from continuing operations before taxes	27,999	37,262	55,558	67,012
Provision for income taxes	7,122	9,248	14,127	16,834
Earnings from continuing operations	20,877	28,014	41,431	50,178
Loss from discontinued operations, net of income taxes	(1,666)	(853)	(2,782)	(2,017)
Net earnings	19,211	27,161	38,649	48,161
Net earnings attributable to noncontrolling interest	85	19	77	19
Net earnings attributable to SMP (a)	$19,126	$27,142	$38,572	$48,142

Net earnings attributable to SMP
Earnings from continuing operations	$20,792	$27,995	$41,354	$50,159
Discontinued operations	(1,666)	(853)	(2,782)	(2,017)
Total	$19,126	$27,142	$38,572	$48,142

Per share data attributable to SMP
Net earnings per common share – Basic:
Earnings from continuing operations	$0.96	$1.26	$1.89	$2.25
Discontinued operations	(0.08)	(0.04)	(0.13)	(0.09)
Net earnings per common share – Basic	$0.88	$1.22	$1.76	$2.16

Net earnings per common share – Diluted:
Earnings from continuing operations	$0.93	$1.23	$1.85	$2.21
Discontinued operations	(0.07)	(0.03)	(0.13)	(0.09)
Net earnings per common share – Diluted	$0.86	$1.20	$1.72	$2.12

Dividend declared per share	$0.27	$0.25	$0.54	$0.50

Average number of common shares	21,757,998	22,198,545	21,867,644	22,257,922
Average number of common shares and dilutive common shares	22,255,642	22,686,384	22,372,702	22,741,171

(a) Throughout this Form 10-Q, “SMP” refers to Standard Motor Products, Inc. and subsidiaries.

See accompanying notes to consolidated financial statements (unaudited).

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
	(Unaudited)		(Unaudited)

Net earnings	$19,211	$27,161	$38,649	$48,161
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(6,528)	2,477	(7,166)	561
Derivative instruments	105	—	105	—
Pension and postretirement plans	(4)	(4)	(9)	(9)
Total other comprehensive income, net of tax	(6,427)	2,473	(7,070)	552
Total Comprehensive income	12,784	29,634	31,579	48,713
Comprehensive income (loss) attributable to noncontrolling interest, net of tax:
Net earnings	85	19	77	19
Foreign currency translation adjustments	(64)	(22)	(61)	(22)
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	21	(3)	16	(3)
Comprehensive income attributable to SMP	$12,763	$29,637	$31,563	$48,716

See accompanying notes to consolidated financial statements (unaudited).

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,186	$21,755
Accounts receivable, less allowances for discounts and expected credit losses of $6,012 and $6,170 for 2022 and 2021, respectively	229,657	180,604
Inventories	551,415	468,755
Unreturned customer inventories	21,405	22,268
Prepaid expenses and other current assets	26,198	17,823
Total current assets	842,861	711,205

Property, plant and equipment, net of accumulated depreciation of $234,217 and $227,788 for 2022 and 2021, respectively	104,931	102,786
Operating lease right-of-use assets	39,827	40,469
Goodwill	131,125	131,652
Other intangibles, net	101,649	106,234
Deferred income taxes	34,086	36,126
Investments in unconsolidated affiliates	44,885	44,087
Other assets	27,188	25,402
Total assets	$1,326,552	$1,197,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of revolving credit facility	$56,000	$125,298
Current portion of term loan and other debt	7,954	3,117
Accounts payable	140,082	137,167
Sundry payables and accrued expenses	49,710	57,182
Accrued customer returns	55,725	42,412
Accrued core liability	23,117	23,663
Accrued rebates	41,647	42,472
Payroll and commissions	35,985	45,058
Total current liabilities	410,220	476,369

Long-term debt	203,500	21
Noncurrent operating lease liabilities	30,039	31,206
Other accrued liabilities	22,119	25,040
Accrued asbestos liabilities	48,025	52,698
Total liabilities	713,903	585,334

Commitments and contingencies

Stockholders’ equity:
Common stock – par value $2.00 per share:
Authorized – 30,000,000 shares; issued 23,936,036 shares	47,872	47,872
Capital in excess of par value	109,117	105,377
Retained earnings	559,069	532,319
Accumulated other comprehensive income	(15,178)	(8,169)
Treasury stock – at cost (2,458,247 shares and 1,911,792 shares in 2022 and 2021, respectively)	(99,294)	(75,819)
Total SMP stockholders’ equity	601,586	601,580
Noncontrolling interest	11,063	11,047
Total stockholders’ equity	612,649	612,627
Total liabilities and stockholders’ equity	$1,326,552	$1,197,961

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Six Months Ended June 30,
	2022	2021
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$38,649	$48,161
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	13,893	13,100
Amortization of deferred financing cost	164	114
Increase (decrease) to allowance for expected credit losses	(253)	321
Increase (decrease) to inventory reserves	2,959	(463)
Equity income from joint ventures	(2,524)	(1,156)
Employee stock ownership plan allocation	1,148	1,257
Stock-based compensation	4,465	4,381
(Increase) decrease in deferred income taxes	2,090	(2,344)
Loss on discontinued operations, net of tax	2,782	2,017
Change in assets and liabilities:
(Increase) in accounts receivable	(49,659)	(4,715)
(Increase) in inventories	(87,744)	(46,682)
(Increase) decrease in prepaid expenses and other current assets	(7,102)	3,220
Increase in accounts payable	1,591	16,097
(Decrease) in sundry payables and accrued expenses	(5,020)	(6,491)
Net change in other assets and liabilities	(10,772)	(3,664)
Net cash provided by (used in) operating activities	(95,333)	23,153

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and investments in businesses	—	(109,267)
Capital expenditures	(13,203)	(11,709)
Other investing activities	—	2
Net cash used in investing activities	(13,203)	(120,974)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under the term loan	100,000	—
Net borrowings under revolving credit facilities	39,202	125,000
Net borrowings of other debt and capital lease obligations	117	2,250
Purchase of treasury stock	(25,605)	(11,096)
Payments of debt issuance costs	(2,128)	—
Increase in overdraft balances	1,903	694
Dividends paid	(11,822)	(11,134)
Net cash provided by financing activities	101,667	105,714
Effect of exchange rate changes on cash	(700)	72
Net increase (decrease) in cash and cash equivalents	(7,569)	7,965
CASH AND CASH EQUIVALENTS at beginning of period	21,755	19,488
CASH AND CASH EQUIVALENTS at end of period	$14,186	$27,453

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,219	$481
Income taxes	$18,897	$12,803

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended June 30, 2022
(Unaudited)

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total SMP	Non- Controlling Interest	Total
Balance at March 31, 2022	$47,872	$107,606	$545,830	$(8,815)	$(80,622)	$611,871	$11,042	$622,913
Net earnings	—	—	19,126	—	—	19,126	85	19,211
Other comprehensive income, net of tax	—	—	—	(6,363)	—	(6,363)	(64)	(6,427)
Cash dividends paid	—	—	(5,887)	—	—	(5,887)	—	(5,887)
Purchase of treasury stock	—	—	—	—	(19,646)	(19,646)	—	(19,646)
Stock-based compensation	—	1,511	—	—	974	2,485	—	2,485
Balance at June 30, 2022	$47,872	$109,117	$559,069	$(15,178)	$(99,294)	$601,586	$11,063	$612,649

Three Months Ended June 30, 2021
(Unaudited)

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total SMP	Non- Controlling Interest	Total
Balance at March 31, 2021	$47,872	$106,366	$479,024	$(7,597)	$(68,725)	$556,940	$—	$556,940
Noncontrolling interest acquired	—	—	—	—	—	—	11,504	11,504
Net earnings	—	—	27,142	—	—	27,142	19	27,161
Other comprehensive income, net of tax	—	—	—	2,495	—	2,495	(22)	2,473
Cash dividends paid	—	—	(5,546)	—	—	(5,546)	—	(5,546)
Purchase of treasury stock	—	—	—	—	—	—	—	—
Stock-based compensation	—	696	—	—	1,889	2,585	—	2,585
Balance at June 30, 2021	$47,872	$107,062	$500,620	$(5,102)	$(66,836)	$583,616	$11,501	$595,117

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2022
(Unaudited)

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total SMP	Non- Controlling Interest	Total
Balance at December 31, 2021	$47,872	$105,377	$532,319	$(8,169)	$(75,819)	$601,580	$11,047	$612,627
Net earnings	—	—	38,572	—	—	38,572	77	38,649
Other comprehensive income, net of tax	—	—	—	(7,009)	—	(7,009)	(61)	(7,070)
Cash dividends paid	—	—	(11,822)	—	—	(11,822)	—	(11,822)
Purchase of treasury stock	—	—	—	—	(26,496)	(26,496)	—	(26,496)
Stock-based compensation	—	3,371	—	—	1,094	4,465	—	4,465
Employee Stock Ownership Plan	—	369	—	—	1,927	2,296	—	2,296
Balance at June 30, 2022	$47,872	$109,117	$559,069	$(15,178)	$(99,294)	$601,586	$11,063	$612,649

Six Months Ended June 30, 2021
(Unaudited)

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total SMP	Non- Controlling Interest	Total
Balance at December 31, 2020	$47,872	$105,084	$463,612	$(5,676)	$(60,656)	$550,236	$—	$550,236
Noncontrolling interest acquired	—	—	—	—	—	—	11,504	11,504
Net earnings	—	—	48,142	—	—	48,142	19	48,161
Other comprehensive income, net of tax	—	—	—	574	—	574	(22)	552
Cash dividends paid	—	—	(11,134)	—	—	(11,134)	—	(11,134)
Purchase of treasury stock	—	—	—	—	(11,096)	(11,096)	—	(11,096)
Stock-based compensation	—	1,844	—	—	2,537	4,381	—	4,381
Employee Stock Ownership Plan	—	134	—	—	2,379	2,513	—	2,513
Balance at June 30, 2021	$47,872	$107,062	$500,620	$(5,102)	$(66,836)	$583,616	$11,501	$595,117

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Basis of Presentation

Standard Motor Products, Inc. and subsidiaries (referred to hereinafter in these notes to the consolidated financial statements as “we,” “us,” “our,” “SMP,” or the “Company”) is a leading manufacturer and distributor of premium replacement parts utilized in the maintenance, repair and service of vehicles in the automotive aftermarket industry along with a complementary focus on specialized equipment parts for manufacturers across multiple industries around the world.

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

Note 2.  Summary of Significant Accounting Policies

The preparation of consolidated annual and quarterly financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods.  We have made a number of estimates and assumptions in the preparation of these consolidated financial statements.  We can give no assurance that actual results will not differ from those estimates.  Although we do not believe that there is a reasonable likelihood that there will be a material change in the future estimates, or in the assumptions that we use in calculating the estimates, the uncertain future effects, if any, of disruptions in the supply chain caused by the COVID-19 pandemic, Russia’s invasion of the Ukraine and resultant sanctions imposed by the U.S. and other governments, future increases in interest rates, and other unforeseen changes in the industry, or business, could materially impact the estimates, and may have a material adverse effect on our business, financial condition and results of operations.  Some of the more significant estimates include allowances for expected credit losses, cash discounts, valuation of inventory, valuation of long-lived assets, goodwill and other intangible assets, depreciation and amortization of long-lived assets, product liability exposures, asbestos, environmental and litigation matters, valuation of deferred tax assets, share based compensation and sales returns and other allowances.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Derivative Instruments and Hedging Activities

We occasionally use derivative financial instruments to reduce our market risk to changes in interest rates on our variable rate borrowings.  Derivative financial instruments are recorded at fair value in other current and long-term assets, and other current and long-term liabilities in the consolidated balance sheets.  For derivative financial instruments that have been formally designated as cash flow interest rate hedges (“interest rate swap agreements”), provided that the hedging instrument is highly effective, the entire change in the fair value of the derivative will be deferred and recorded in accumulated other comprehensive income (“AOCI”) in the consolidated balance sheets. When the underlying hedged transaction is realized (i.e., when the interest payments on the underlying borrowing are recognized in the consolidated statements of operations), the gain/loss included in AOCI is recorded in earnings and reflected on the same line as the gain/loss on the hedged item attributable to the hedged risk (i.e., interest expense). At the inception of each transaction, we formally document the hedge relationship, including the identification of the hedge instrument, the related hedged items, the effectiveness of the hedge, as well as its risk management objectives and strategies.

Other than the addition of the foregoing accounting policy, “Derivative Instruments and Hedging Activities,” there have been no material changes to our critical accounting policies and estimates from the information provided in Note 1 of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021.

Recently Issued Accounting Pronouncements

Standards that are not yet adopted as of June 30, 2022

The following table provides a brief description of recently issued accounting pronouncements that have not yet been adopted as of June 30, 2022, and that could have an impact on our financial statements:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Note 3.  Business Acquisitions and Investments

2021 Business Acquisitions

Acquisition of Capital Stock of Stabil Operative Group GmbH (“Stabil”)

In September 2021, we acquired 100% of the capital stock of Stabil Operative Group GmbH, a German company (“Stabil”), for Euros 13.7 million, or $16.3 million.  Stabil is a manufacturer and distributor of a variety of components, including electronic sensors, control units, and clamping devices to the European Original Equipment (“OE”) market, serving both commercial and light vehicle applications. The acquired Stabil business was paid for with cash funded by borrowings under our revolving credit facility with JPMorgan Chase Bank, N.A., as agent, and is headquartered on the outskirts of Stuttgart, Germany with facilities in Germany and Hungary. The acquisition, reported as part of our Engine Management Segment, aligns with our strategy of expansion beyond our core aftermarket business into complementary areas, and gives us exposure to a diversified group of blue chip European commercial and light vehicle OE customers.

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

Incremental revenues from the acquired Stabil business included in our consolidated statement of operations for the three months and six months ended June 30, 2022 were $5.7 million and $11.5 million, respectively.

Acquisition of Capital Stock of Trumpet Holdings, Inc. (“Trombetta”)

In May 2021, we acquired 100% of the capital stock of Trumpet Holdings, Inc., a Delaware corporation, (more commonly known as “Trombetta”), for $111.7 million. Trombetta is a leading provider of power switching and power management products to Original Equipment (“OE”) customers in various markets. The acquired Trombetta business was paid for in cash funded by borrowings under our revolving credit facility with JPMorgan Chase Bank, N.A., as agent, and has manufacturing facilities in Milwaukee, Wisconsin, Sheboygan Falls, Wisconsin, Tijuana, Mexico, as well as a 70% ownership in a joint venture in Hong Kong, with operations in Shanghai and Wuxi, China (“Trombetta Asia, Ltd.”). The acquisition, to be reported as part of our Engine Management Segment, aligns with our strategy of expansion into non-aftermarket parts.

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

Incremental revenues from the acquired Trombetta business included in our consolidated statement of operations for the three months and six months ended June 30, 2022 were $10.8 million and $27.4 million, respectively.

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

The product lines acquired were used to manufacture sensors used in the exhaust and emission systems of diesel engines. The acquired product lines were located in Stoneridge’s facilities in Lexington, Ohio and Tallinn, Estonia.  We did not acquire these facilities, nor any of Stoneridge’s employees, and have substantially completed the relocation of the acquired inventory, machinery and equipment related to the product lines to our engine management plants in Independence, Kansas and Bialystok, Poland.  The acquisition, reported as part of our Engine Management Segment, aligns with our strategy of expansion into non-aftermarket parts.  Customer relationships acquired include Volvo, CNHi and Hino.

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

Incremental revenues from the acquired Soot Sensor business included in our consolidated statement of operations for six months ended June 30, 2022 were $2.3 million, all of which relates to the first quarter of 2022.

Note 4.  Restructuring and Integration Expenses

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of December 31, 2021 and June 30, 2022 and for the six months ended June 30, 2022, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2021	$79	$—	$79
Restructuring and integration costs:
Amounts provided for during 2022	—	44	44
Cash payments	(16)	(44)	(60)
Reclassification	(29)	—	(29)
Exit activity liability at June 30, 2022	$34	$—	$34

Integration Costs

Particulate Matter Sensor (“Soot Sensor”) Product Line Relocation

In connection with our acquisitions in March 2021 and November 2021 of certain soot sensor product lines from Stoneridge, Inc., we incurred certain integration expenses in connection with the relocation of certain inventory, machinery and equipment to our existing facilities in Independence, Kansas and Bialystok, Poland.  Integration expenses recognized and cash payments made of $44,000, during the six months ended June 30, 2022, related to these relocation activities in our Engine Management segment.  The soot sensor product line relocation has been substantially completed.

Restructuring Costs

Plant Rationalization Programs

The 2016 Plant Rationalization Program, which included the shutdown and sale of our Grapevine, Texas facility, and the 2017 Orlando Plant Rationalization Program, which included the shutdown our Orlando, Florida facility, have been substantially completed.  Cash payments made of $16,000 during the six months ended June 30, 2022 and the remaining aggregate liability of $34,000 consists of severance payments to former employees terminated in connection with these programs.

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

Pursuant to these agreements, we sold $218.4 million and $374.1 million of receivables during the three months and six months ended June 30, 2022, respectively, and $203.1 million and $394.4 million for the comparable periods in 2021.  Receivables presented at financial institutions and not yet sold as of June 30, 2022 and December 31, 2021 were approximately $10.8 million and $1.3 million, respectively, and remained in our accounts receivable balance for those periods.  All receivables sold were reflected as a reduction of accounts receivable in the consolidated balance sheet at the time of sale.  A charge in the amount of $7.7 million and $11.2 million related to the sale of receivables was included in selling, general and administrative expense in our consolidated statements of operations for the three months and six months ended June 30, 2022, respectively, and $3 million and $5.7 million for the comparable periods in 2021.

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

Note 6.  Inventories

Inventories, which are stated at the lower of cost (determined by means of the first-in, first-out method) and net realizable value, consist of the following:

	June 30, 2022	December 31, 2021
	(In thousands)
Finished goods	$345,200	$296,739
Work in process	17,248	16,010
Raw materials	188,967	156,006
Subtotal	551,415	468,755
Unreturned customer inventories	21,405	22,268
Total inventories	$572,820	$491,023

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Note 7.  Acquired Intangible Assets

Acquired identifiable intangible assets consist of the following:

	June 30, 2022	December 31, 2021
	(In thousands)
Customer relationships	$156,321	$157,020
Patents, developed technology and intellectual property	14,123	14,123
Trademarks and trade names	8,880	8,880
Non-compete agreements	3,280	3,280
Supply agreements	800	800
Leaseholds	160	160
Total acquired intangible assets	183,564	184,263
Less accumulated amortization (1)	(82,956)	(78,932)
Net acquired intangible assets	$100,608	$105,331

(1)	Applies to all intangible assets, except for trademarks and trade names totaling $2.6 million, which have indefinite useful lives and, as such, are not being amortized.

Total amortization expense for acquired intangible assets was $2.2 million and $4.3 million for the three months and six months ended June 30, 2022, respectively, and $2.1 million and $4.1 million for the comparable periods in 2021.  Based on the current estimated useful lives assigned to our intangible assets, amortization expense is estimated to be $4.3 million for the remainder of 2022, $8.3 million in 2023, $8.3 million in 2024, $8.3 million in 2025 and $68.8 million in the aggregate for the years 2026 through 2041.

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
The following tables provide quantitative disclosures related to our operating leases and includes all operating leases acquired from the date of acquisition (in thousands):

Balance Sheet Information	June 30, 2022	December 31, 2021
Assets
Operating lease right-of-use assets	$39,827	$40,469

Liabilities
Sundry payables and accrued expenses	$11,122	$10,544
Noncurrent operating lease liabilities	30,039	31,206
Total operating lease liabilities	$41,161	$41,750

Weighted Average Remaining Lease Term
Operating leases	4.9 Years	5.3 Years

Weighted Average Discount Rate
Operating leases	3.1%	3%

Expense and Cash Flow Information	Three Months Ended June 30,
	2022	2021
Lease Expense
Operating lease expense (a)	$2,711	$2,441

	Six Months Ended June 30,
	2022	2021
Lease Expense
Operating lease expense (a)	$5,541	$4,777

Supplemental Cash Flow Information
Cash paid for the amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,397	$4,733
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$4,458	$14,077

(a)
Excludes expenses of approximately $0.7 million and $1.1 million for the three and six months ended June 30, 2022, respectively, and approximately $0.3 million and $0.9 million for the comparable periods in 2021, respectively, related to non-lease components such as maintenance, property taxes, etc., and operating lease expense for leases with an initial term of 12 months or less, which is not material.

Minimum Lease Payments

At June 30, 2022, we are obligated to make minimum lease payments through 2031, under operating leases, which are as follows (in thousands):

2022	$5,784
2023	10,788
2024	8,316
2025	6,588
2026	5,780
Thereafter	6,851
Total lease payments	$44,107
Less: Interest	(2,946)
Present value of lease liabilities	$41,161

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Note 9.  Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	June 30, 2022	December 31, 2021
	(In thousands)
Credit facility – term loan due 2027	$100,000	$—
Credit facility – revolver due 2027	164,500	—
Senior secured facility – revolver due 2023	—	125,298
Other (1)	2,954	3,138
Total debt	$267,454	$128,436

Current maturities of debt	$63,954	$128,415
Long-term debt	203,500	21
Total debt	$267,454	$128,436

(1)
Other includes borrowings under our Polish overdraft facility of Zloty 12.9 million (approximately $2.9 million) and Zloty 12.3 million (approximately $3 million) as of June 30, 2022 and December 31, 2021, respectively.

Term Loan and Revolving Credit Facilities

In March 2022, the Company and its wholly owned subsidiaries, SMP Motor Products Ltd. and Trumpet Holdings, Inc., entered into an amendment to our existing Credit Agreement, dated as of October 28, 2015, as amended (the "2015 Credit Agreement"), with JP Morgan Chase Bank, N.A., as agent, and a syndicate of lenders for our senior secured revolving credit facility. The amendment provided for the drawdown of an additional $50 million from the agreement’s accordion feature to increase the line of credit under the revolving credit facility from $250 million to $300 million, and updated the benchmark provisions to replace LIBOR with Term SOFR as the reference rate.

In June 2022, the Company entered into a new Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders (the “Credit Agreement”).  The Credit Agreement provides for a $500 million credit facility comprised of a $100 million term loan facility (the “term loan”) and a $400 million multi-currency revolving credit facility available in U.S. Dollars, Euros, Sterling, Swiss Francs, Canadian Dollars and other currencies as agreed to by the administrative agent and the lenders (the “revolving facility”). The Credit Agreement replaces and refinances the 2015 Credit Agreement.

Borrowings under the Credit Agreement were used to repay all outstanding borrowings under the 2015 Credit Agreement, and pay certain fees and expenses incurred in connection with the Credit Agreement, with future borrowings used for other general corporate purposes of the Company and its subsidiaries.  The term loan amortizes in quarterly installments of 1.25% in each of the first four years, and quarterly installments of 2.5% in the fifth year of the Credit Agreement.  The revolving facility has a $25 million sub-limit for the issuance of letters of credit and a $25 million sub-limit for the borrowing of swingline loans.  The maturity date is June 1, 2027.  The Company may request up to two one-year extensions of the maturity date.

The Company may, upon the agreement of one or more then existing lenders or of additional financial institutions not currently party to the Credit Agreement, increase the revolving facility commitments or obtain incremental term loans by an aggregate amount not to exceed (x) the greater of (i) $168 million or (ii) 100% of consolidated EBITDA (as defined in the Credit Agreement) for the four fiscal quarters ended most recently before such date, plus (y) the amount of any voluntary prepayment of term loans, plus (z) an unlimited amount so long as, immediately after giving effect thereto, the pro forma First Lien Net Leverage Ratio (as defined in the Credit Agreement) does not exceed 2.5 to 1.0.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Term loan and revolver facility borrowings in U.S. Dollars bear interest, at the Company’s election, at a rate per annum equal to Term SOFR plus 0.10% plus an applicable margin, or an alternate base rate plus an applicable margin, where the alternate base rate is the greater of the prime rate, the federal funds effective rate plus 0.50%, and one-month Term SOFR plus 0.10% plus 1.00%. Term loan borrowings were made at one-month Term SOFR. The applicable margin for the term benchmark borrowings ranges from 1.0% to 2.0%, and the applicable margin for alternate base rate borrowings ranges from 0% to 1.0%, in each case, based on the total net leverage ratio of the Company and its restricted subsidiaries.  The Company may select interest periods of one, three or six months for Term SOFR borrowings.  Interest is payable at the end of the selected interest period, but no less frequently than quarterly.

The Company’s obligations under the Credit Agreement are guaranteed by its material domestic subsidiaries (each, a “Guarantor”), and secured by a first priority perfected security interest in substantially all of the existing and future personal property of the Company and each Guarantor, subject to certain exceptions.  The collateral security described above also secures certain banking services obligations and interest rate swaps and currency or other hedging obligations of the Company owing to any of the then existing lenders or any affiliates thereof.  Concurrently with the Company’s entry into the Credit Agreement, the Company also entered into a seven year interest rate swap agreement with Wells Fargo Bank, N.A., Co-Syndication Agent and lender under the Credit Agreement, on $100 million of borrowings under the Credit Agreement. The interest rate swap agreement matures in May 2029.

Outstanding borrowings at June 30, 2022 under the Credit Agreement were $264.5 million, consisting of current borrowings of $61 million and long-term debt of $203.5 million; while outstanding borrowings at December 31, 2021 under the 2015 Credit Agreement were $125.3 million, consisting of current borrowings.  Letters of credit outstanding under the Credit Agreement were $2.6 million at June 30, 2022, and $2.6 million under the 2015 Credit Agreement at December 31, 2021.  Borrowings at December 31, 2021 under the 2015 Credit Agreement have been classified as current liabilities based upon accounting rules and certain provisions in the agreement.

At June 30, 2022, the weighted average interest rate under our Credit Agreement was 3.5%, which consisted of $260 million in borrowings at 3.5% under Term SOFR, adjusted for the impact of the interest rate swap agreement on $100 million of borrowings, and an alternative base rate borrowing of $4.5 million at 5.3%.  At December 31, 2021, the weighted average interest rate on our 2015 Credit Agreement was 1.4%, which consisted of $125 million in direct borrowings at 1.4% and alternative base rate loan of $0.3 million at 3.5%. During the six months ended June 30, 2022, our average daily alternative base rate loan balance was $10.8 million, compared to a balance of $1 million for the six months ended June 30, 2021 and a balance of $1.1 million for the year ended December 31, 2021.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
The Credit Agreement contains customary covenants limiting, among other things, the incurrence of additional indebtedness, the creation of liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other payments in respect of equity interests, acquisitions, investments, loans and guarantees, subject, in each case, to customary exceptions, thresholds and baskets.  The Credit Agreement also contains customary events of default.

Polish Overdraft Facility

In February 2022, our Polish subsidiary, SMP Poland sp. z.o.o., amended its overdraft facility with HSBC Continental Europe (Spolka Akcyjna) Oddzial w Polsce, formerly HSBC France (Spolka Akcyjna) Oddzial w Polsce.  The amended overdraft facility provides for borrowings of up to Zloty 30 million (approximately $6.7 million).  Availability under the amended facility commenced in March 2022, with automatic three-month renewals until 2027 subject to cancellation by either party, at its sole discretion, at least 30 days prior to the commencement of the three-month renewal period.  Borrowings under the overdraft facility will bear interest at a rate equal to WIBOR + 1.5% and are guaranteed by Standard Motor Products, Inc., the ultimate parent company.  At June 30, 2022 and December 31, 2021, borrowings under the overdraft facility were Zloty 12.9 million (approximately $2.9 million) and Zloty 12.3 million (approximately $3 million), respectively.

Maturities of Debt

As of June 30, 2022, maturities of debt through 2027, assuming no prepayments, are as follows (in thousands):

	Revolving Credit Facility	Term Loan Facility	Polish Overdraft Facility and Other Debt	Total
Remainder of 2022	$—	$2,500	$2,954	$5,454
2023	—	5,000	—	5,000
2024	—	5,000	—	5,000
2025	—	5,000	—	5,000
2026	—	7,500	—	7,500
2027	164,500	75,000	—	239,500
Total	$164,500	$100,000	$2,954	$267,454
Less: current maturities	(56,000)	(5,000)	(2,954)	(63,954)
Long-term debt	$108,500	$95,000	$—	$203,500

Deferred Financing Costs

We have deferred financing costs of approximately $2.4 million and $0.4 million as of June 30, 2022 and December 31, 2021, respectively.  Deferred financing costs are related to our term loan and revolving credit facilities.  In connection with the amendment to the 2015 Credit Agreement entered into in March 2022 and the Credit Agreement entered into in June 2022 with JPMorgan Chase Bank, N.A., as agent, we incurred and capitalized approximately $0.2 million, and $1.9 million, respectively, of deferred financing costs related to bank, legal, and other professional fees which are being amortized, along with certain preexisting deferred financing costs, through June 2027, the term of the Credit Agreement.  In addition, upon entering into the Credit Agreement, we wrote-off $40,000 of unamortized deferred financing costs associated with the 2015 Credit Agreement.  Unamortized deferred financing costs written-off in June 2022 were recorded in other non-operating income (expense), net in our consolidated statement of operations.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Deferred financing costs as of June 30, 2022, assuming no prepayments, are being amortized as follows:

(In thousands)
Remainder of 2022	$257
2023	492
2024	479
2025	471
2026	465
2027	191
Total amortization	$2,355

Note 10.  Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income by Component (in thousands)

	Three Months Ended June 30, 2022
	Foreign Currency Translation	Unrecognized Postretirement Benefit Costs (Credit)	Unrealized derivative gains (losses)		Total
Balance at March 31, 2022 attributable to SMP	$(8,862)	$47	$—		$(8,815)
Other comprehensive income before reclassifications	(6,464)	—	4	(1)	(6,460)
Amounts reclassified from accumulated other comprehensive income	—	(4)	101		97
Other comprehensive income, net	(6,464)	(4)	105		(6,363)
Balance at June 30, 2022 attributable to SMP	$(15,326)	$43	$105		$(15,178)

	Six Months Ended June 30, 2022
	Foreign Currency Translation	Unrecognized Postretirement Benefit Costs (Credit)	Unrealized derivative gains (losses)		Total
Balance at December 31, 2021 attributable to SMP	$(8,221)	$52	$—		$(8,169)
Other comprehensive income before reclassifications	(7,105)	—	4	(1)	(7,101)
Amounts reclassified from accumulated other comprehensive income	—	(9)	101		92
Other comprehensive income, net	(7,105)	(9)	105		(7,009)
Balance at June 30, 2022 attributable to SMP	$(15,326)	$43	$105		$(15,178)

(1)	Consists of the unrecognized gain relating to the change in fair value of the cash flow interest rate hedge of $137,000 ($102,000, net of tax) in the three months and six months ended June 30, 2022, net of cash settlements payments of $132,000 ($98,000, net of tax) in the three months and six months ended June 30, 2022.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Reclassifications Out of Accumulated Other Comprehensive Income (in thousands)

	Three Months Ended June 30,	Six Months Ended June 30,
Details About Accumulated Other Comprehensive Income Components	2022	2022
Derivative cash flow hedge:
Unrecognized gain (loss) (1)	$136	$136
Postretirement Benefit Plans:
Unrecognized gain (loss) (2)	(6)	(13)
Total before income tax	130	123
Income tax expense	33	31
Total reclassifications attributable to SMP	$97	$92

(1)
Unrecognized accumulated other comprehensive income (loss) related to the cash flow interest rate hedge is reclassified to earnings and reported as part of interest expense in our consolidated statements of operations when the interest payments on the underlying borrowings are recognized.

(2)
Unrecognized accumulated other comprehensive income (loss) related to our post retirement plans is reclassified to earnings and included in the computation of net periodic postretirement benefit costs, which are included in other non-operating income, net in our consolidated statements of operations (see Note 12, “Employee Benefits,” for additional information).

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Our restricted and performance-based share activity was as follows for the six months ended June 30, 2022:

	Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2021	807,019	$34.92
Granted	8,125	33.81
Vested	(13,300)	39.80
Forfeited	(5,500)	42.24
Balance at June 30, 2022	796,344	$34.78

We recorded compensation expense related to restricted shares and performance-based shares of $3.9 million ($2.9 million, net of tax) and $4 million ($3 million, net of tax) for the six months ended June 30, 2022 and 2021, respectively. The unamortized compensation expense related to our restricted and performance-based shares was $13.3 million at June 30, 2022, and is expected to be recognized as they vest over a weighted average period of 4.2 years and 0.81 years for employees and directors, respectively.

Note 12.  Employee Benefits

We provide certain medical and dental care benefits to 14 former U.S. union employees. The postretirement medical and dental benefit obligation to the former union employees as of June 30, 2022, and the related net periodic benefit cost for the plan for the three and six months ended June 30, 2022 and 2021 were not material.

We maintain a defined contribution Supplemental Executive Retirement Plan for key employees.  Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees.  In March 2022, we made company contributions to the plan of $0.8 million related to calendar year 2021.

We also have an Employee Stock Ownership Plan for employees who are not covered by a collective bargaining agreement.  In connection therewith, we maintain an employee benefits trust to which we contribute shares of treasury stock.  We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under the plan. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released.  The trustees will vote the shares in accordance with their fiduciary duties.  During the six months ended June 30, 2022, we contributed to the trust an additional 48,200 shares from our treasury and released 48,200 shares from the trust leaving 200 shares remaining in the trust as of June 30, 2022.

Note 13.  Derivative Financial Instruments

Interest Rate Swap Agreements

We occasionally use derivative financial instruments to reduce our market risk to changes in interest rates on our variable rate borrowings. The principal financial instruments used for cash flow hedging purposes are interest rate swap agreements. The interest rate swaps effectively convert a portion of our variable rate borrowings under our existing facilities to a fixed rate based upon determined notional amount. We do not enter into interest rate swap agreements, or other financial instruments, for trading or speculative purposes.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
In June 2022, we entered into a seven year interest rate swap agreement with a notional amount of $100 million that is to mature in May 2029.  The interest rate swap agreement has been designated as a cash flow hedge of interest payments on $100 million of borrowings under our Credit Agreement. Under the terms of the swap agreement, we will receive monthly variable interest payments based on one month Term SOFR and will pay interest based upon a fixed rate of 2.683% per annum, adjusted upward for the credit spread adjustment in the Credit Agreement of 0.10% and the loan margin in the Credit Agreement of 1.50% at June 30, 2022.

The fair value of the interest rate swap agreement as of June 30, 2022 was an asset of $137,000, which has been deferred and recorded in accumulated other comprehensive income, net of income taxes, in our consolidated balance sheet. When the interest expense on the underlying borrowing is recognized, the deferred gain/loss in accumulated other comprehensive income is recorded in earnings as interest expense in the consolidated statements of operations. We plan to perform quarterly hedge effectiveness assessments, and anticipate that the interest rate swap will be highly effective throughout its term.

Note 14.  Fair Value Measurements

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

The following is a summary of the estimated fair values, carrying amounts, and classification under the fair value hierarchy of our financial instruments at June 30, 2022 and December 31, 2021 (in thousands):

		June 30, 2022		December 31, 2021
	Fair Value Hierarchy	Fair Value	Carrying Amount	Fair Value	Carrying Amount

Cash and cash equivalents	LEVEL 1	$14,186	$14,186	$21,755	$21,755
Deferred compensation	LEVEL 1	20,217	20,217	23,623	23,623
Short term borrowings	LEVEL 1	63,954	63,954	128,415	128,415
Long-term debt	LEVEL 1	203,500	203,500	21	21
Cash flow interest rate swap	LEVEL 2	137	137	—	—

The carrying value of cash and cash equivalents approximates fair value due to the short maturity of those investments.  The fair value of the underlying assets held by the deferred compensation plan are based on the quoted market prices of the underlying funds which are held by registered investment companies. The carrying value of our variable rate short-term borrowings and long-term debt under our credit facilities approximates fair value as the variable interest rates in the facilities reflect current market rates. The fair value of our cash flow interest rate swap agreement is obtained from an independent third party, is based upon market quotes, and represents the net amount required to terminate the interest rate swap, taking into consideration market rates and counterparty credit risk.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Note 15.  Earnings Per Share

The following are reconciliations of the net earnings attributable to SMP and the shares used in calculating basic and dilutive net earnings per common share attributable to SMP (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Earnings Attributable to SMP -
Earnings from continuing operations	$20,792	$27,995	$41,354	$50,159
Loss from discontinued operations	(1,666)	(853)	(2,782)	(2,017)
Net earnings attributable to SMP	$19,126	$27,142	$38,572	$48,142

Basic Net Earnings Per Common Share Attributable to SMP -
Earnings from continuing operations per common share	$0.96	$1.26	$1.89	$2.25
Loss from discontinued operations per common share	(0.08)	(0.04)	(0.13)	(0.09)
Net earnings per common share attributable to SMP	$0.88	$1.22	$1.76	$2.16

Weighted average common shares outstanding	21,758	22,199	21,868	22,258

Diluted Net Earnings Per Common Share Attributable to SMP -
Earnings from continuing operations per common share	$0.93	$1.23	$1.85	$2.21
Loss from discontinued operations per common share	(0.07)	(0.03)	(0.13)	(0.09)
Net earnings per common share attributable to SMP	$0.86	$1.20	$1.72	$2.12

Weighted average common shares outstanding	21,758	22,199	21,868	22,258
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock and performance-based stock	498	487	505	483
Weighted average common shares outstanding – Diluted	22,256	22,686	22,373	22,741

The shares listed below were not included in the computation of diluted net earnings per common share attributable to SMP because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Restricted and performance-based shares	268	239	262	258

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Note 16.  Industry Segments

We have two major reportable operating segments, each of which focuses on a specific line of automotive parts in the automotive aftermarket with a complementary focus on the non-aftermarket, industrial equipment and original equipment service markets.  Our Engine Management Segment manufactures and remanufactures ignition and emission parts, ignition wires, battery cables, fuel system parts and sensors for vehicle systems.  Our Temperature Control Segment manufactures and remanufactures air conditioning compressors, air conditioning and heating parts, engine cooling system parts, power window accessories and windshield washer system parts.

The following tables show our net sales, intersegment revenue and operating income for each reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Sales (a)
Engine Management	$241,873	$233,216	$481,130	$445,234
Temperature Control	114,432	106,471	195,753	168,944
All Other	3,107	2,389	5,360	4,451
Consolidated	$359,412	$342,076	$682,243	$618,629

Intersegment Revenue (a)
Engine Management	$5,007	$5,185	$10,796	$10,544
Temperature Control	2,831	3,125	6,047	4,972
All Other	(7,838)	(8,310)	(16,843)	(15,516)
Consolidated	$—	$—	$—	$—

Operating Income
Engine Management	$21,100	$30,384	$47,816	$61,498
Temperature Control	12,265	13,229	17,483	16,821
All Other	(5,472)	(6,688)	(10,491)	(12,070)
Consolidated	$27,893	$36,925	$54,808	$66,249

(a)	Segment net sales include intersegment sales in our Engine Management and Temperature Control segments.

For the disaggregation of our net sales from contracts with customers by geographic area, major product group and major sales channels for each of our segments, see Note 17, “Net Sales.”

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Note 17.  Net Sales

Disaggregation of Net Sales

We disaggregate our net sales from contracts with customers by geographic area, major product group, and major sales channels for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our net sales are affected by economic factors.

The following tables provide disaggregation of net sales information for the three months and six months ended June 30, 2022 and 2021 (in thousands):

Three months ended June 30, 2022 (a)	Engine Management	Temperature Control	Other (b)	Total
Geographic Area:
United States	$214,444	$108,154	$—	$322,598
Canada	6,257	5,873	3,107	15,237
Europe	10,378	69	—	10,447
Mexico	6,666	105	—	6,771
Asia	2,634	30	—	2,664
Other foreign	1,494	201	—	1,695
Total	$241,873	$114,432	$3,107	$359,412
Major Product Group:
Ignition, emission control, fuel and safety related system products	$202,823	$—	$2,387	$205,210
Wire and cable	39,050	—	52	39,102
Compressors	—	72,063	243	72,306
Other climate control parts	—	42,369	425	42,794
Total	$241,873	$114,432	$3,107	$359,412
Major Sales Channel:
Aftermarket	$173,361	$103,652	$3,107	$280,120
OE/OES	59,984	10,094	—	70,078
Export	8,528	686	—	9,214
Total	$241,873	$114,432	$3,107	$359,412

Three months ended June 30, 2021 (a)	Engine Management	Temperature Control	Other (b)	Total
Geographic Area:
United States	$202,274	$101,241	$—	$303,515
Canada	7,433	4,632	2,389	14,454
Europe	5,252	161	—	5,413
Mexico	6,460	115	—	6,575
Asia	9,447	68	—	9,515
Other foreign	2,350	254	—	2,604
Total	$233,216	$106,471	$2,389	$342,076
Major Product Group:
Ignition, emission control, fuel and safety related system products	$192,486	$—	$1,832	$194,318
Wire and cable	40,730	—	(142)	40,588
Compressors	—	69,577	386	69,963
Other climate control parts	—	36,894	313	37,207
Total	$233,216	$106,471	$2,389	$342,076
Major Sales Channel:
Aftermarket	$172,676	$97,763	$2,389	$272,828
OE/OES	53,776	8,104	—	61,880
Export	6,764	604	—	7,368
Total	$233,216	$106,471	$2,389	$342,076

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Six months ended June 30, 2022 (a)	Engine Management	Temperature Control	Other (b)	Total
Geographic Area:
United States	$416,267	$183,603	$—	$599,870
Canada	14,397	11,189	5,360	30,946
Europe	18,085	114	—	18,199
Mexico	15,007	189	—	15,196
Asia	14,126	192	—	14,318
Other foreign	3,248	466	—	3,714
Total	$481,130	$195,753	$5,360	$682,243
Major Product Group:
Ignition, emission control, fuel and safety related system products	$403,177	$—	$4,707	$407,884
Wire and cable	77,953	—	(31)	77,922
Compressors	—	115,340	192	115,532
Other climate control parts	—	80,413	492	80,905
Total	$481,130	$195,753	$5,360	$682,243
Major Sales Channel:
Aftermarket	$338,486	$175,931	$5,360	$519,777
OE/OES	126,541	18,588	—	145,129
Export	16,103	1,234	—	17,337
Total	$481,130	$195,753	$5,360	$682,243

Six months ended June 30, 2021 (a)	Engine Management	Temperature Control	Other (b)	Total
Geographic Area:
United States	$383,375	$159,977	$—	$543,352
Canada	16,007	7,958	4,451	28,416
Europe	10,401	217	—	10,618
Mexico	12,607	180	—	12,787
Asia	19,082	144	—	19,226
Other foreign	3,762	468	—	4,230
Total	$445,234	$168,944	$4,451	$618,629
Major Product Group:
Ignition, emission control, fuel and safety related system products	$366,152	$—	$3,501	$369,653
Wire and cable	79,082	—	(135)	78,947
Compressors	—	102,951	404	103,355
Other climate control parts	—	65,993	681	66,674
Total	$445,234	$168,944	$4,451	$618,629
Major Sales Channel:
Aftermarket	$337,309	$153,448	$4,451	$495,208
OE/OES	94,821	14,484	—	109,305
Export	13,104	1,012	—	14,116
Total	$445,234	$168,944	$4,451	$618,629

(a)	Segment net sales include intersegment sales in our Engine Management and Temperature Control segments.

(b)
Other consists of the elimination of intersegment sales from our Engine Management and Temperature Control segments as well as sales from our Canadian business unit that does not meet the criteria of a reportable operating segment.  Intersegment wire and cable sales for the six months ended June 30, 2022, and for the three and six months ended June 30, 2021 exceeded third party sales from our Canadian business unit.

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

Note 18.  Commitments and Contingencies

Asbestos

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying statement of operations.  When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001, and the amounts paid for settlements, awards of asbestos-related damages, and defense of such claims. At June 30, 2022, approximately 1,590 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through June 30, 2022, the amounts paid for settled claims and awards of asbestos-related damages, including interest, were approximately $63.1 million.  We do not have insurance coverage for the indemnity and defense costs associated with the claims we face.

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

Based upon the results of the August 31, 2021 actuarial study, in September 2021 we increased our asbestos liability to $60.9 million, the low end of the range, and recorded an incremental pre-tax provision of $5.3 million in earnings (loss) from discontinued operations in the accompanying statement of operations.  Future legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operations in the accompanying statement of operations, are estimated, according to the August 31, 2021 study, to range from $49.4 million to $99.3 million for the period through 2065.  Total operating cash outflows related to discontinued operations, which include settlements, awards of asbestos-related damages and legal costs, net of taxes, were $9.5 million and $5.5 million for the six months ended June 30, 2022 and 2021, respectively.

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Warranties

We generally warrant our products against certain manufacturing and other defects.  These product warranties are provided for specific periods of time of the product depending on the nature of the product.  As of June 30, 2022 and 2021, we have accrued $23.8 million and $18.2 million, respectively, for estimated product warranty claims included in accrued customer returns.  The accrued product warranty costs are based primarily on historical experience of actual warranty claims.

The following table provides the changes in our product warranties (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Balance, beginning of period	$20,711	$16,948	$17,463	$17,663
Liabilities accrued for current year sales	30,295	25,162	52,921	45,339
Settlements of warranty claims	(27,240)	(23,897)	(46,618)	(44,789)
Balance, end of period	$23,766	$18,213	$23,766	$18,213

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements in this Report are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects,” “strategies” and similar expressions. These statements represent our expectations based on current information and assumptions and are inherently subject to risks and uncertainties.  Our actual results could differ materially from those which are anticipated or projected as a result of certain risks and uncertainties, including, but not limited to, changes or loss in business relationships with our major customers and in the timing, size and continuation of our customers’ programs; changes in our supply chain financing arrangements, such as changes in terms, termination of contracts and/or the impact of rising interest rates; the ability of our customers to achieve their projected sales; competitive product and pricing pressures; increases in production or material costs, including procurement costs resulting from higher tariffs, and inflationary cost increases in raw materials, labor and transportation, that cannot be recouped in product pricing; the performance of the aftermarket, non-aftermarket, industrial equipment and original equipment markets; changes in the product mix and distribution channel mix; economic and market conditions; successful integration of acquired businesses; our ability to achieve benefits from our cost savings initiatives; product liability and environmental matters (including, without limitation, those related to asbestos-related contingent liabilities and remediation costs at certain properties); the effects of a widespread public health crisis, including the coronavirus (COVID-19) pandemic; the effects of disruptions in the supply chain caused by the COVID-19 pandemic, Russia’s invasion of the Ukraine and resultant sanctions imposed by the U.S. and other governments; climate-related risks, such as physical and transition risks; as well as other risks and uncertainties, such as those described under Risk Factors, Quantitative and Qualitative Disclosures About Market Risk and those detailed herein and from time to time in the filings of the Company with the SEC. Forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. In addition, historical information should not be considered as an indicator of future performance.  The following discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, included elsewhere in this Report.

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

Index
Overview of Financial Performance

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto. This discussion summarizes the significant factors affecting our results of operations and the financial condition of our business during the three months ended June 30, 2022 and 2021.

	Three Months Ended June 30,

(In thousands, except per share data)	2022	2021

Net sales	$359,412	$342,076
Gross profit	96,351	99,272
Gross profit %	26.8%	29%
Operating income	27,893	36,925
Operating income %	7.8%	10.8%
Earnings from continuing operations before income taxes	27,999	37,262
Provision for income taxes	7,122	9,248
Earnings from continuing operations	20,877	28,014
Loss from discontinued operations, net of income taxes	(1,666)	(853)
Net earnings	19,211	27,161
Net earnings (loss) attributable to noncontrolling interest	85	19
Net earnings attributable to SMP	19,126	27,142
Per share data attributable to SMP – Diluted:
Earnings from continuing operations	$0.93	$1.23
Discontinued operations	(0.07)	(0.03)
Net earnings per common share	$0.86	$1.20

Consolidated net sales for the three months ended June 30, 2022 were $359.4 million, an increase of $17.3 million, or 5.1% compared to net sales of $342.1 million in the same period in 2021.  Net sales increased in both our Engine Management and Temperature Control segments, with particular strength in our Temperature Control segment.

Temperature Control segment’s strength in net sales reflects the impact of price increases, the continued strong customer demand fueled by healthy customer POS sales, early season record heat across the country, and the replenishment of customer inventory levels after a very warm 2021.  Net sales at our Engine Management segment increased slightly against record sales in the comparable period of 2021.  Engine Management net sales were favorably impacted by the positive contribution from our 2021 acquisitions and price increases implemented in 2022.

Gross margin as a percentage of net sales for the three months ended June 30, 2022 was 26.8% as compared to 29% for the comparable period in 2021. Gross margins in the three months ended June 30, 2022 were negatively impacted by lower fixed cost absorption due to lower and more normalized, production levels, higher customer returns, the higher mix of non-aftermarket parts sales from our recent acquisitions, which have a different margin profile than our aftermarket business with lower gross margins but comparable operating margin, higher freight and related expenses resulting from higher inventory levels, and inflationary cost increases in certain raw materials, labor and transportation expense, which were somewhat offset by increased pricing.

Operating margin as a percentage of net sales for the three months ended June 30, 2022 was 7.8% as compared to 10.8% for the comparable period in 2021.  Included in our operating margin were selling, general and administrative expenses (“SG&A”) of $68.4 million, or 19% of net sales for the three months ended June 30, 2022 compared to $62.3 million, or 18.2% of net sales, for the same period in 2021. The higher SG&A expenses in 2022 resulted principally from the impact of increased distribution costs, higher interest rate related costs incurred in our supply chain financing arrangements, and incremental expenses from our Trombetta and Stabil acquisitions.

Index
Overall, our core automotive aftermarket business demand remains strong, and we continue to make major strides into new complementary markets with upside potential.

New $500 Million Credit Facility

In June 2022, we entered into a new Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders (the “Credit Agreement”). The Credit Agreement provides for a $500 million credit facility comprised of a $100 million term loan facility (the “term loan”) and a $400 million multi-currency revolving credit facility (the “revolving facility”). Concurrently with our entry into the Credit Agreement, we also entered into a seven year interest rate swap agreement with Wells Fargo Bank, N.A., Co-Syndication Agent and lender under the Credit Agreement on $100 million of borrowings under the Credit Agreement to manage exposure to interest rate changes. The interest rate swap agreement matures in May 2029.

Borrowings under the Credit Agreement were used to repay all outstanding borrowings under the existing 2015 Credit Agreement, and pay certain fees and expenses incurred in connection with the Credit Agreement, with future borrowings used for other general corporate purposes of the Company and its subsidiaries.  The term loan amortizes in quarterly installments of 1.25% in each of the first four years, and quarterly installments of 2.5% in the fifth year of the Credit Agreement. The Credit Agreement matures on June 1, 2027.  The Company may request up to two one-year extensions of the maturity date.

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

Index
Interim Results of Operations

Comparison of the Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021

Sales.  Consolidated net sales for the three months ended June 30, 2022 were $359.4 million, an increase of $17.3 million, or 5.1%, compared to $342.1 million in the same period of 2021, with the majority of our net sales to customers located in the United States.  Consolidated net sales increased in both our Engine Management and Temperature Control Segments.

The following table summarizes consolidated net sales by segment and by major product group within each segment for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021
Engine Management:
Ignition, Emission Control, Fuel and Safety Related System Products	$202,823	$192,486
Wire and Cable	39,050	40,730
Total Engine Management	241,873	233,216

Temperature Control:
Compressors	72,063	69,577
Other Climate Control Parts	42,369	36,894
Total Temperature Control	114,432	106,471

All Other	3,107	2,389

Total	$359,412	$342,076

Engine Management’s net sales increased $8.7 million, or 3.7%, to $241.9 million for the three months ended June 30, 2022.  Net sales in ignition, emission control, fuel and safety related system products for the three months ended June 30, 2022 were $202.8 million, an increase of $10.3 million, or 5.4%, compared to $192.5 million in the same period of 2021.  Net sales in the wire and cable product group for the three months ended June 30, 2022 were $39 million, a decrease of $1.7 million, or 4.1%, compared to $40.7 million in the three months ended June 30, 2021.  Engine Management’s increase in net sales for the second quarter of 2022 compared to the same period in 2021 reflects the impact of the positive contribution of incremental sales from our Trombetta and Stabil acquisitions and price increases implemented in 2022, which were implemented to pass through inflationary increases in raw materials, distribution and labor costs.

Incremental net sales from our Trombetta and Stabil acquisitions of $16.5 million were included in the net sales of the ignition, emission control, fuel and safety related system products group for the three months ended June 30, 2022.  Compared to the three months ended June 30, 2021, excluding the incremental net sales from the acquisitions, net sales in the ignition, emission control, fuel and safety related product group decreased $6.2 million, or 3.2%, and Engine Management net sales decreased $7.8 million, or 3.3%.

Temperature Control’s net sales increased $8 million, or 7.5%, to $114.4 million for the three months ended June 30, 2022.  Net sales in the compressors product group for the three months ended June 30, 2022 were $72.1 million, an increase of $2.5 million, or 3.6%, compared to $69.6 million in the same period of 2021.  Net sales in the other climate control parts product group for the three months ended June 30, 2022 were $42.4 million, an increase of $5.5 million, or 14.8%, compared to $36.9 million in the three months ended June 30, 2021.  Temperature Control’s increase in net sales for the second quarter of 2022 compared to the same period in 2021 reflects the impact of continued strong customer demand, fueled by early season record heat across the country and the replenishment of customer inventory levels after a very warm 2021, and the impact of price increases, which were implemented to pass through inflationary increases in raw materials, distribution and labor costs.  Although we are enjoying another strong start to the season, full year results will be dependent upon the entirety of summer weather conditions and customer inventory levels.

Index
Gross Margins.  Gross margins, as a percentage of consolidated net sales, decreased to 26.8% in the second quarter of 2022, compared to 29% in the second quarter of 2021.  The following table summarizes gross margins by segment for the three months ended June 30, 2022 and 2021, respectively (in thousands):

Three Months Ended June 30,	Engine Management	Temperature Control	Other	Total
2022
Net sales	$241,873	$114,432	$3,107	$359,412
Gross margins	62,294	30,564	3,493	96,351
Gross margin percentage	25.8%	26.7%	—	26.8%

2021
Net sales	$233,216	$106,471	$2,389	$342,076
Gross margins	67,447	28,658	3,167	99,272
Gross margin percentage	28.9%	26.9%	—	29%

Compared to the second quarter of 2021, gross margins at Engine Management decreased 3.1 percentage points from 28.9% to 25.8%, while gross margins at Temperature Control decreased 0.2 percentage points from 26.9% to 26.7%. The gross margin percentage decrease in Engine Management compared to the prior year reflects the impact of lower fixed cost absorption due to lower and more normalized production levels, inflationary cost increases in raw materials, labor and transportation, which were somewhat offset by increased pricing, higher customer returns, the higher mix of non-aftermarket parts sales from recent acquisitions, which have a different profile than our aftermarket business with lower gross margins but comparable operating margins, and higher freight and related expenses resulting from higher inventory levels; while the gross margin percentage decrease in Temperature Control reflects the impact of inflationary cost increases in raw materials, labor and transportation, which were somewhat offset by increased pricing, higher freight and related expenses resulting from higher inventory levels, and net year-over-year unfavorable production variances. While we anticipate continued margin pressures at both Engine Management and Temperature Control resulting from inflationary cost increases, we believe that our annual cost initiatives, and our ability to pass through higher prices to our customers, will help to mitigate the impact of the inflationary increases on our margins.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) were $68.4 million, or 19% of consolidated net sales, in the second quarter of 2022, as compared to $62.3 million, or 18.2% of consolidated net sales, in the second quarter of 2021.  The $6.1 million increase in SG&A expenses as compared to the second quarter of 2021 is principally due to (1) the impact of inflationary cost increases resulting in higher distribution and freight costs, (2) higher interest rate related costs incurred in our supply chain financing arrangements, and (3) the impact of incremental expenses of $2.9 million from our Trombetta and Stabil acquisitions, including amortization of intangible assets acquired. SG&A expenses in the second quarter of 2022 were favorably impacted by the higher mix of non-aftermarket parts sales from recent acquisitions, which have a different profile than our aftermarket business with lower SG&A expenses as a percentage of sales.

Restructuring and Integration Expenses.  Restructuring and integration expenses were $3,000 in three months ended June 30, 2022.  Restructuring and integration expenses incurred in the three months ended June 30, 2022 related to the relocation, in our Engine Management Segment, of certain inventory, machinery and equipment, acquired in our March 2021 soot sensor acquisition, to our facilities in Independence, Kansas and Bialystok, Poland.  The soot sensor product line relocation has been substantially completed.

Operating Income.  Operating income was $27.9 million, or 7.8% of consolidated net sales, in the second quarter of 2022, compared to $36.9 million, or 10.8% of consolidated net sales, in the second quarter of 2021.  The year-over-year decrease in operating income of $9 million is the result of the impact of lower gross margins as a percentage of consolidated net sales and higher SG&A expenses offset, in part, by marginally higher consolidated net sales.

Index
Other Non-Operating Income (Expense), Net.  Other non-operating income, net was $1.9 million in the second quarter of 2022, compared to $0.8 million in the second quarter of 2021.  The year-over-year increase in other non-operating income, net results primarily from the increase in year-over-year equity income from our joint ventures and the favorable impact of changes in foreign currency exchange rates.

Interest Expense.  Interest expense increased to $1.8 million in the second quarter of 2022, compared to $0.5 million in the second quarter of 2021.  The year-over-year increase in interest expense reflects the impact of higher average outstanding borrowings in the second quarter of 2022 when compared to the second quarter of 2021, and higher year-over-year average interest rates on our credit facilities.

Income Tax Provision.  The income tax provision in the second quarter of 2022 was $7.1 million at an effective tax rate of 25.4% compared to $9.2 million at an effective tax rate of 24.8% for the same period in 2021.  The effective tax rate was essentially flat year-over-year.

Loss from Discontinued Operations.  During the second quarter of 2022 and 2021, the loss from discontinued operations, net of tax was $1.7 million and $0.9 million, respectively. The loss from discontinued operations, net of tax, reflects legal expenses associated with our asbestos-related liability.  As discussed more fully in Note 18, “Commitments and Contingencies” in the notes to our consolidated financial statements (unaudited), we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Net Earnings Attributable to Noncontrolling Interest.  In May 2021, we acquired the Trombetta business for $111.7 million.  As part of the acquisition, we acquired a 70% ownership in a joint venture in Hong Kong, with operations in Shanghai and Wuxi, China (“Trombetta Asia, Ltd.”).  Net earnings attributable to the noncontrolling interest of $85,000 and $19,000 during the three months ended June 30, 2022 and 2021, respectively, represents 30% of the net earnings of Trombetta Asia, Ltd.

Comparison of the Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021

Sales.  Consolidated net sales for the six months ended June 30, 2022 were $682.2 million, an increase of $63.6 million, or 10.3%, compared to $618.6 million in the same period of 2021, with the majority of our net sales to customers in the United States.  Consolidated net sales increased in both our Engine Management and Temperature Control Segments.

The following table summarizes consolidated net sales by segment and by major product group within each segment for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Engine Management:
Ignition, Emission Control, Fuel and Safety Related System Products	$403,177	$366,152
Wire and Cable	77,953	79,082
Total Engine Management	481,130	445,234

Temperature Control:
Compressors	115,340	102,951
Other Climate Control Parts	80,413	65,993
Total Temperature Control	195,753	168,944

All Other	5,360	4,451

Total	$682,243	$618,629

Index
Engine Management’s net sales increased $35.9 million, or 8.1%, to $481.1 million for the first six months of 2022.  Net sales in ignition, emission control, fuel and safety related system products for the six months ended June 30, 2022 were $403.2 million, an increase of $37 million, or 10.1%, compared to $366.2 million in the same period of 2021.  Net sales in the wire and cable product group for the six months ended June 30, 2022 were $78 million, a decrease of $1.1 million, or 1.4%, compared to $79.1 million in the six months ended June 30, 2021.  Engine Management’s increase in net sales for the first six months of 2022 compared to the same period in 2021 reflects the impact of the positive contribution of incremental sales from our soot sensor, Trombetta and Stabil acquisitions and price increases implemented in 2022, which were implemented to pass through inflationary increases in raw materials, distribution and labor costs.

Incremental net sales from our soot sensor, Trombetta and Stabil acquisitions of $41.2 million were included in the net sales of the ignition, emission control, fuel and safety related system products group for the six months ended June 30, 2022.  Compared to the six months ended June 30, 2021, excluding the incremental net sales from the acquisitions, net sales in the ignition, emission control, fuel and safety related product group decreased $4.2 million, or 1.1%, and Engine Management net sales decreased $5.3 million, or 1.2%.

Temperature Control’s net sales increased $26.8 million, or 15.9%, to $195.8 million for the first six months of 2022.  Net sales in the compressors product group for the six months ended June 30, 2022 were $115.3 million, an increase of $12.4 million, or 12%, compared to $102.9 million in the same period of 2021.  Net sales in the other climate control parts product group for the six months ended June 30, 2022 were $80.4 million, an increase of $14.4 million, or 21.8%, compared to $66 million in the six months ended June 30, 2021.  Temperature Control’s increase in net sales for the six months ended June 30, 2022 compared to the same period in 2021 reflects the impact of continued strong customer demand, fueled by early season record heat across the country and the replenishment of customer inventory levels after very warm summer conditions in 2021, and the impact of price increases, which were implemented to pass through inflationary increases in raw materials, distribution and labor costs. Although we are enjoying another strong start to the season, full year results will be dependent upon upcoming summer weather conditions and customer inventory levels.

Gross Margins.  Gross margins, as a percentage of consolidated net sales, decreased to 27.3% in the first six months of 2022, compared to 29.6% during the same period in 2021.  The following table summarizes gross margins by segment for the six months ended June 30, 2022 and 2021, respectively (in thousands):

Six Months Ended June 30,	Engine Management	Temperature Control	Other	Total
2022
Net sales	$481,130	$195,753	$5,360	$682,243
Gross margins	127,829	50,550	7,812	186,191
Gross margin percentage	26.6%	25.8%	—	27.3%

2021
Net sales	$445,234	$168,944	$4,451	$618,629
Gross margins	132,517	44,653	5,886	183,056
Gross margin percentage	29.8%	26.4%	—	29.6%

Compared to the first six months of 2021, gross margins at Engine Management decreased 3.2 percentage points from 29.8% to 26.6%, while gross margins at Temperature Control decreased 0.6 percentage points from 26.4% to 25.8%.  The gross margin percentage decrease in Engine Management compared to the prior year reflects the impact of lower fixed cost absorption due to lower and more normalized, production levels, inflationary cost increases in raw materials, labor and transportation, which were somewhat offset by increased pricing, higher customer returns, the higher mix of non-aftermarket parts sales from recent acquisitions, which have a different profile than our aftermarket business with lower gross margins but comparable operating margins, and higher freight and related expenses resulting from higher inventory levels; while the gross margin percentage decrease in Temperature Control reflects the impact of inflationary cost increases in raw materials, labor and transportation, which were somewhat offset by increased pricing, higher freight and related expenses resulting from higher inventory levels, and net year-over-year unfavorable production variances. While we anticipate continued margin pressures at both Engine Management and Temperature Control resulting from inflationary cost increases, we believe that our annual cost initiatives, and our ability to pass through higher prices to our customers, will help to mitigate the impact of the inflationary increases on our margins.

Index
Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) were $131.4 million, or 19.3% of consolidated net sales, in the first six months of 2022, as compared to $116.8 million, or 18.9% of consolidated net sales in the first six months of 2021.  The $14.6 million increase in SG&A expenses as compared to the first six months of 2021 is principally due to (1) the impact of inflationary cost increases resulting in higher distribution and freight costs, (2) higher interest rate related costs incurred in our supply chain financing arrangements, and (3) the impact of incremental expenses of $6.5 million from our soot sensor, Trombetta and Stabil acquisitions, including amortization of intangible assets acquired. SG&A expenses in the first six months of 2022 were favorably impacted by the higher mix of non-aftermarket parts sales from recent acquisitions, which have a different profile than our aftermarket business with lower SG&A expenses as a percentage of sales.

Restructuring and Integration Expenses.  Restructuring and integration expenses were $44,000 in six months ended June 30, 2022.  Restructuring and integration expenses incurred in the six months ended June 30, 2022 related to the relocation, in our Engine Management Segment, of certain inventory, machinery, and equipment acquired in our March 2021 soot sensor acquisition, to our facilities in Independence, Kansas and Bialystok, Poland.  The soot sensor product line relocation has been substantially completed.

Operating Income.  Operating income was $54.8 million, or 8% of consolidated net sales, in the six months ended June 30, 2022, compared to $66.2 million, or 10.7% of consolidated net sales, in the six months ended June 30, 2021.  The year-over-year decrease in operating income of $11.4 million is the result of the impact of lower gross margins as a percentage of consolidated net sales, and higher SG&A expenses offset, in part, by higher consolidated net sales.

Other Non-Operating Income (Expense), Net.  Other non-operating income, net was $3.4 million in the first six months of 2022, compared to $1.5 million in the first six months of 2021.  The year-over-year increase in other non-operating income, net results primarily from the increase in year-over-year equity income from our joint ventures and the favorable impact of changes in foreign currency exchange rates.

Interest Expense.  Interest expense increased to $2.6 million in the first six months of 2022, compared to $0.7 million for the same period in 2021.  The year-over-year increase in interest expense reflects the impact of higher average outstanding borrowings in the first six months of 2022 when compared to first six months of 2021, and higher year-over-year average interest rates on our credit facilities.

Income Tax Provision.  The income tax provision for the six months ended June 30, 2022 was $14.1 million at an effective tax rate of 25.4%, compared to $16.8 million at an effective tax rate of 25.1% for the same period in 2021. The effective tax rate was essentially flat year-over-year.

Loss from Discontinued Operations.  During the first six months of 2022 and 2021, the loss from discontinued operations, net of tax was $2.8 million and $2 million, respectively.  The loss from discontinued operations, net of tax, reflects legal expenses associated with our asbestos-related liability.  As discussed more fully in Note 18, “Commitments and Contingencies” in the notes to our consolidated financial statements (unaudited), we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Index
Net Earnings Attributable to Noncontrolling Interest.  In May 2021, we acquired the Trombetta business for $111.7 million.  As part of the acquisition, we acquired a 70% ownership in a joint venture in Hong Kong, with operations in Shanghai and Wuxi, China (“Trombetta Asia, Ltd.”).  Net earnings attributable to the noncontrolling interest of $77,000 and $19,000 during the six months ended June 30, 2022 and 2021, respectively, represents 30% of the net earnings of Trombetta Asia, Ltd.

Restructuring and Integration Programs

All of our restructuring and integration programs have been substantially completed.  For a detailed discussion on the restructuring and integration costs, see Note 4, “Restructuring and Integration Expenses,” of the notes to our consolidated financial statements (unaudited).

Liquidity and Capital Resources

Operating Activities. During the first six months of 2022, cash used in operating activities was $95.3 million compared to cash provided by operating activities of $23.2 million in the same period of 2021. The increase in cash used in operating activities resulted primarily from the larger year-over-year increase in accounts receivable, the larger year-over-year increase in inventories, the smaller year-over-year increase in accounts payable, the increase in prepaid expenses and other current assets compared a year-over-year decrease in prepaid expenses and other current assets, and the decrease in net earnings, partially offset by the smaller year-over-year decrease in sundry payables and accrued expenses.

Net earnings during the first six months of 2022 were $38.6 million compared to $48.2 million in the first six months of 2021.  During the first six months of 2022, (1) the increase in accounts receivable was $49.7 million compared to the year-over-year increase in accounts receivable of $4.7 million in 2021; (2) the increase in inventories was $87.7 million compared to the year-over-year increase in inventories of $46.7 million in 2021; (3) the increase in accounts payable was $1.6 million compared to the year-over-year increase in accounts payable of $16.1 million in 2021; (4) the increase in prepaid expenses and other current assets was $7.1 million compared to the year-over-year decrease in prepaid expenses and other current assets of $3.2 million in 2021; and (5) the decrease in sundry payables and accrued expenses was $5 million compared to the year-over-year decrease in sundry payables and accrued expenses of $6.5 million in 2021.  The increase in inventories during the first six months of 2022 reflects actions taken to meet ongoing customer demand, the timing of inventory purchases at our Temperature Control segment in anticipation of the upcoming summer selling season, and the impact of materials inflation and higher safety stocks of raw materials given the volatility in the supply chain; while the year-over-year comparative increase in receivables during the first six months of 2022 reflects the impact of $50 million of receivables presented at financial institutions pursuant to our supply chain financing arrangements on December 31, 2020 sold in the first quarter of 2021. We continue to actively manage our working capital to maximize our operating cash flow.

Investing Activities.  Cash used in investing activities was $13.2 million in the first six months of 2022, compared to $121 million in the same period of 2021.  Investing activities during the first six months of 2022 consisted of capital expenditures of $13.2 million; while investing activities during the first six months of 2021 consisted of (1) the payment of $107.1 million, net of $4.6 million of cash acquired, for our acquisition of 100% of the capital stock of Trumpet Holdings, Inc., a Delaware corporation, (“Trombetta”), (2) the payment of $2.1 million for our acquisition of certain assets of the soot sensor product lines from Stoneridge, Inc., and (3) capital expenditures of $11.7 million.

Financing Activities.  Cash provided by financing activities was $101.7 million in the first six months of 2022 as compared to $105.7 million in the same period of 2021. In June 2022, we entered into a new credit agreement with JPMorgan Chase Bank, N.A., as agent. The new credit agreement provides for a $500 million credit facility comprised of a $100 million term loan facility and a $400 million revolving credit facility. Borrowings under the new credit facility were used to repay all outstanding borrowings under the then existing revolving credit facility, and certain fees and expenses incurred in connection with the refinancing.

Index
During the first six months of 2022, we (1) increased our borrowings under our credit facilities by $139.2 million; (2) made cash payments of $2.1 million for debt issuance costs in connection with our refinancing; (3) made cash payments for the repurchase of shares of our common stock of $25.6 million; and (4) paid dividends of $11.8 million. Cash provided by borrowings under our credit facilities were used to fund our operating activities, investing activities, payment of debt issuance costs, purchase shares of our common stock and pay dividends.

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

Dividends of $11.8 million and $11.1 million were paid in 2022 and 2021, respectively.  In February 2022, our Board of Directors voted to increase our quarterly dividend from $0.25 per share in 2021 to $0.27 per share in 2022.

Liquidity.

Our primary cash requirements include working capital, capital expenditures, regular quarterly dividends, stock repurchases, principal and interest payments on indebtedness and acquisitions.  Our primary sources of funds are ongoing net cash flows from operating activities and availability under our Credit Agreement (as detailed below).

In June 2022, Standard Motor Products, Inc. (the “Company”) entered into a new Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders (the “Credit Agreement”).  The Credit Agreement provides for a $500 million credit facility comprised of a $100 million term loan facility (the “term loan”) and a $400 million multi-currency revolving credit facility available in U.S. Dollars, Euros, Sterling, Swiss Francs, Canadian Dollars and other currencies as agreed to by the administrative agent and the lenders (the “revolving facility”).  The Credit Agreement replaces and refinances the existing Credit Agreement, dated as of October 28, 2015, among the Company, SMP Motor Products Ltd. and Trumpet Holdings, Inc., as borrowers, JPMorgan Chase Bank, N.A., as administrative agent and lender, and the other lenders named therein (the “2015 Credit Agreement”).

Borrowings under the Credit Agreement were used to repay all outstanding borrowings under the existing 2015 Credit Agreement, and pay certain fees and expenses incurred in connection with the Credit Agreement, with future borrowings used for other general corporate purposes of the Company and its subsidiaries.  The term loan amortizes in quarterly installments of 1.25% in each of the first four years, and quarterly installments of 2.5% in the fifth year of the Credit Agreement.  The revolving facility has a $25 million sub-limit for the issuance of letters of credit and a $25 million sub-limit for the borrowing of swingline loans.  The maturity date is June 1, 2027.  The Company may request up to two one-year extensions of the maturity date.

The Company may, upon the agreement of one or more then existing lenders or of additional financial institutions not currently party to the Credit Agreement, increase the revolving facility commitments or obtain incremental term loans by an aggregate amount not to exceed (x) the greater of (i) $168 million or (ii) 100% of consolidated EBITDA (as defined in the Credit Agreement) for the four fiscal quarters ended most recently before such date, plus (y) the amount of any voluntary prepayment of term loans, plus (z) an unlimited amount so long as, immediately after giving effect thereto, the pro forma First Lien Net Leverage Ratio (as defined in the Credit Agreement) does not exceed 2.5 to 1.0.

Term loan and revolver facility borrowings in U.S. Dollars bear interest, at the Company’s election, at a rate per annum equal to Term SOFR plus 0.10% plus an applicable margin, or an alternate base rate plus an applicable margin, where the alternate base rate is the greater of the prime rate, the federal funds effective rate plus 0.50%, and one-month Term SOFR plus 0.10% plus 1.00%. Term loan borrowings were made at one-month Term SOFR. The applicable margin for the term benchmark borrowings ranges from 1.0% to 2.0%, and the applicable margin for alternate base rate borrowings ranges from 0% to 1.0%, in each case, based on the total net leverage ratio of the Company and its restricted subsidiaries.  The Company may select interest periods of one, three or six months for Term SOFR borrowings.  Interest is payable at the end of the selected interest period, but no less frequently than quarterly.

Index
The Company’s obligations under the Credit Agreement are guaranteed by its material domestic subsidiaries (each, a “Guarantor”), and secured by a first priority perfected security interest in substantially all of the existing and future personal property of the Company and each Guarantor, subject to certain exceptions.  The collateral security described above also secures certain banking services obligations and interest rate swaps and currency or other hedging obligations of the Company owing to any of the then existing lenders or any affiliates thereof.  Concurrently with the Company’s entry into the Credit Agreement, the Company also entered into a seven year interest rate swap agreement with Wells Fargo Bank, N.A., Co-Syndication Agent and lender under the Credit Agreement, on $100 million of borrowings under the Credit Agreement. The interest rate swap agreement matures in May 2029.

Outstanding borrowings at June 30, 2022 under the Credit Agreement were $264.5 million, consisting of current borrowings of $61 million and long-term debt of $203.5 million; while outstanding borrowings at December 31, 2021 under the 2015 Credit Agreement were $125.3 million, consisting of current borrowings.  Letters of credit outstanding under the Credit Agreement were $2.6 million at June 30, 2022, and $2.6 million under the 2015 Credit Agreement at December 31, 2021.  Borrowings at December 31, 2021 under the 2015 Credit Agreement have been classified as current liabilities based upon accounting rules and certain provisions in the agreement.

At June 30, 2022, the weighted average interest rate under our Credit Agreement was 3.5%, which consisted of $260 million in borrowings at 3.5% under Term SOFR, adjusted for the impact of the interest rate swap agreement on $100 million of borrowings, and an alternative base rate borrowing of $4.5 million at 5.3%.  At December 31, 2021, the weighted average interest rate on our 2015 Credit Agreement was 1.4%, which consisted of $125 million in direct borrowings at 1.4% and alternative base rate loan of $0.3 million at 3.5%. During the six months ended June 30, 2022, our average daily alternative base rate loan balance was $10.8 million, compared to a balance of $1 million for the six months ended June 30, 2021 and a balance of $1.1 million for the year ended December 31, 2021.

The Credit Agreement contains customary covenants limiting, among other things, the incurrence of additional indebtedness, the creation of liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other payments in respect of equity interests, acquisitions, investments, loans and guarantees, subject, in each case, to customary exceptions, thresholds and baskets.  The Credit Agreement also contains customary events of default.

In February 2022, our Polish subsidiary, SMP Poland sp. z.o.o., amended its overdraft facility with HSBC Continental Europe (Spolka Akcyjna) Oddzial w Polsce, formerly HSBC France (Spolka Akcyjna) Oddzial w Polsce.  The amended overdraft facility provides for borrowings of up to Zloty 30 million (approximately $6.7 million).  Availability under the amended facility commenced in March 2022, with automatic three-month renewals until June 2027, subject to cancellation by either party, at its sole discretion, at least 30 days prior to the commencement of the three-month renewal period.  Borrowings under the overdraft facility will bear interest at a rate equal to WIBOR + 1.5% and are guaranteed by Standard Motor Products, Inc., the ultimate parent company.  At June 30, 2022 and December 31, 2021, borrowings under the overdraft facility were Zloty 12.9 million (approximately $2.9 million) and Zloty 12.3 million (approximately $3 million), respectively.

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

Pursuant to these agreements, we sold $218.4 million and $374.1 million of receivables during the three months and six months ended June 30, 2022, respectively, and $203.1 million and $394.4 million for the comparable periods in 2021.  Receivables presented at financial institutions and not yet sold as of June 30, 2022 and December 31, 2021 were approximately $10.8 million and $1.3 million, respectively, and remained in our accounts receivable balance for those periods.  All receivables sold were reflected as a reduction of accounts receivable in the consolidated balance sheet at the time of sale.  A charge in the amount of $7.7 million and $11.2 million related to the sale of receivables was included in selling, general and administrative expense in our consolidated statements of operations for the three months and six months ended June 30, 2022, respectively, and $3 million and $5.7 million for the comparable periods in 2021.

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

In October 2021, our Board of Directors authorized the purchase of up to $30 million of our common stock under a stock repurchase program.  Stock repurchases under this program, during the year ended December 31, 2022 were 7,000 shares at a total cost of $0.3 million; during the three and six months ended June 30, 2022 were 471,458 shares and 621,885 shares of our common stock, respectively, at a total cost of $19.6 million and $26.5 million, respectively.  As of June 30, 2022, there was approximately $3.2 million available for future stock purchases under the program.  During the period from July 1, 2022 through July 18, 2022, we have repurchased an additional 70,182 shares of our common stock at a total cost of $3.2 million, thereby completing the October 2021 Board of Directors authorization.

In July 2022, our Board of Directors authorized the purchase of up to an additional $30 million of our common stock under a new stock repurchase program.  Stock will be purchased from time to time in the open market, or through private transactions, as market conditions warrant.

Material Cash Commitments

Material cash commitments as of June 30, 2022 consist of required cash payments to service our outstanding borrowings of $264.5 million under our Credit Agreement with JPMorgan Chase Bank, N.A., as agent, and the future minimum cash requirements of $44.1 million through 2031 under operating leases.  All of our other cash commitments as of June 30, 2022 are not material.  For additional information related to our material cash commitments, see Note 8, “Leases,” and Note 9, “Credit Facilities and Long-Term Debt,” in the notes to our consolidated financial statements (unaudited).

Index
We anticipate that our cash flow from operations, available cash, and available borrowings under our Credit Agreement will be adequate to meet our future liquidity needs for at least the next twelve months.  Significant assumptions underlie this belief, including, among other things, that we will be able to mitigate the future impact, if any, of disruptions in the supply chain caused by the COVID-19 pandemic, Russia’s invasion of the Ukraine and resultant sanctions imposed by the U.S. and other governments, future increases in interest rates, and significant inflationary cost increases in raw materials, labor and transportation that we are unable to pass through to our customers, and that there will be no material adverse developments in our business, liquidity or capital requirements.  If material adverse developments were to occur in any of these areas, there can be no assurance that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our Credit Agreement in amounts sufficient to enable us to pay the principal and interest on our indebtedness, or to fund our other liquidity needs.  In addition, if we default on any of our indebtedness, or breach any financial covenant in our Credit Agreement, our business could be adversely affected.

For further information regarding the risks in our business, refer to Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021.

Critical Accounting Policies

We have identified the accounting policies and estimates surrounding the “Valuation of Long-Lived and Intangible Assets and Goodwill,” and “Asbestos Litigation” as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to these policies and estimates on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies and estimates affect our reported and expected financial results. Other than the addition of the “Derivative Instruments and Hedging Activities” accounting policy described in Note 2, “Summary of Significant Accounting Policies,” in the notes to our consolidated financial statements (unaudited), there have been no material changes to the critical accounting or other accounting policies and estimates from the information provided in Note 1 of the Notes to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021.

You should be aware that preparation of our consolidated quarterly financial statements in this Report requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. We can give no assurances that actual results will not differ from those estimates.  Although we do not believe that there is a reasonable likelihood that there will be a material change in the future estimates, or in the assumptions that we use in calculating the estimates, the uncertain future effects, if any, of disruptions in the supply chain caused by the COVID-19 pandemic, Russia’s invasion of the Ukraine and resultant sanctions imposed by the U.S. and other governments, and other unforeseen changes in the industry, or business, could materially impact the estimates, and may have a material adverse effect on our business, financial condition and results of operations.

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

Exchange Rate Risk

We have exchange rate exposure primarily with respect to the Canadian Dollar, the Euro, the British Pound, the Polish Zloty, the Hungarian Forint, the Mexican Peso, the Taiwan Dollar, the Chinese Yuan Renminbi and the Hong Kong Dollar.  As of June 30, 2022 and December 31, 2021, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore, the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the incremental effect of such a change on our foreign currency denominated revenues.

Interest Rate Risk

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To reduce our market risk to changes in interest rates on our variable rate borrowings, and to manage a portion of our exposure to changes in interest rates, we occasionally enter into interest rate swap agreements.

In June 2022, we entered into a seven year interest rate swap agreement with a notional amount of $100 million that is to mature in May 2029.  The interest rate swap agreement has been designated as a cash flow hedge of interest payments on $100 million of borrowings under our Credit Agreement. Under the terms of the swap agreement, we will receive monthly variable interest payments based on one month Term SOFR and will pay interest based upon a fixed rate of 2.683% per annum, adjusted upward for the credit spread adjustment in the Credit Agreement of 0.10% and the loan margin in the Credit Agreement of 1.50% at June 30, 2022.

As of June 30, 2022, we had approximately $267.5 million of outstanding borrowings under our credit facilities, of which approximately $167.5 million bears interest at variable rates of interest and $100 million bears interest at fixed rates, after consideration of the interest rate swap agreement entered into in June 2022.  Additionally, we invest our excess cash in highly liquid short-term investments. Based upon our current level of borrowings under our facilities and our excess cash, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate may have an approximate $1.5 million annualized negative impact on our earnings or cash flows.

In addition, we are party to several supply chain financing arrangements, in which we may sell certain of our customers’ trade accounts receivable to such customers’ financial institutions.  We sell our undivided interests in certain of these receivables at our discretion when we determine that the cost of these arrangements is less than the cost of servicing our receivables with existing debt.  During the three months and six months ended June 30, 2022, we sold $218.4 million and $374.1 million of receivables, respectively.  Depending upon the level of sales of receivables pursuant these agreements, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the margin rate may have an approximate $2.2 million and $3.7 million negative impact on our earnings or cash flows during the three months and six months ended June 30, 2022, respectively.  The charge related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations.

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

(b)          Changes in Internal Control Over Financial Reporting.

During the quarter ended June 30, 2022, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  We have, however, designed and implemented appropriate internal controls relating to the hedge designation and reporting of our cash flow interest rate swap agreement entered into in June 2022.

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

The information required by this Item is incorporated herein by reference to the information set forth in Item 1, “Consolidated Financial Statements” of this Report under the captions “Asbestos” and “Other Litigation” appearing in Note 18, “Commitments and Contingencies,” of the notes to our consolidated financial statements (unaudited).

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to the Company’s purchases of its common stock for the second quarter of 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (2)

April 1 – 30, 2022	96,028	$42.72	96,028	$18,703,548
May 1 – 31, 2022	104,400	39.59	104,400	14,570,753
June 1 – 30, 2022	271,030	42.10	271,030	3,160,443
Total	471,458	$41.67	471,458	$3,160,443

(1)	All shares were purchased through the publicly announced stock repurchase programs in open-market transactions.

(2)
In October 2021, our Board of Directors authorized the purchase of up to $30 million of our common stock under a stock repurchase program.   Stock repurchases under this program, during the year ended December 31, 2021 were 7,000 shares at a total cost of $0.3 million; and during the three and six months ended June 30, 2022 were 471,458 shares and 621,885 shares of our common stock, respectively, at a total cost of $19.6 million and $26.5 million, respectively.  As of June 30, 2022, there was approximately $3.2 million available for future stock purchases under the program.  During the period from July 1, 2022 through July 18, 2022, we have repurchased an additional 70,182 shares of our common stock at a total cost of $3.2 million, thereby completing the Board of Directors October 2021 authorization.

In July 2022, our Board of Directors authorized the purchase of up to an additional $30 million of our common stock under a new stock repurchase program. Stock will be purchased from time to time in the open market, or through private transactions, as market conditions warrant.

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

STANDARD MOTOR PRODUCTS, INC.
(Registrant)

Date: August 4, 2022	/s/ Nathan R. Iles
Nathan R. Iles
Chief Financial Officer
(Principal Financial and Accounting Officer)