Form 10-Q
period 2022-09-30
STANDARD MOTOR PRODUCTS, INC.
filed 2022-10-31
CIK 93389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2022

or

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
Yes ☐     No ☑

As of the close of business on October 27, 2022, there were 21,570,097 outstanding shares of the registrant’s Common Stock, par value $2.00 per share.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Index
PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Net sales	$381,373	$370,310	$1,063,616	$988,939
Cost of sales	274,589	265,105	770,641	700,678
Gross profit	106,784	105,205	292,975	288,261
Selling, general and administrative expenses	73,199	66,509	204,551	183,316
Restructuring and integration expenses	—	166	44	166
Other income, net	30	8	43	8
Operating income	33,615	38,538	88,423	104,787
Other non-operating income, net	1,513	780	4,889	2,247
Interest expense	3,656	652	6,282	1,356
Earnings from continuing operations before taxes	31,472	38,666	87,030	105,678
Provision for income taxes	8,280	9,481	22,407	26,315
Earnings from continuing operations	23,192	29,185	64,623	79,363
Loss from discontinued operations, net of income taxes	(14,294)	(5,122)	(17,076)	(7,139)
Net earnings	8,898	24,063	47,547	72,224
Net earnings attributable to noncontrolling interest	52	13	129	32
Net earnings attributable to SMP (a)	$8,846	$24,050	$47,418	$72,192

Net earnings attributable to SMP
Earnings from continuing operations	$23,140	$29,172	$64,494	$79,331
Discontinued operations	(14,294)	(5,122)	(17,076)	(7,139)
Total	$8,846	$24,050	$47,418	$72,192

Per share data attributable to SMP
Net earnings per common share – Basic:
Earnings from continuing operations	$1.08	$1.32	$2.97	$3.57
Discontinued operations	(0.67)	(0.23)	(0.79)	(0.32)
Net earnings per common share – Basic	$0.41	$1.09	$2.18	$3.25

Net earnings per common share – Diluted:
Earnings from continuing operations	$1.06	$1.29	$2.91	$3.50
Discontinued operations	(0.66)	(0.22)	(0.77)	(0.32)
Net earnings per common share – Diluted	$0.40	$1.07	$2.14	$3.18

Dividend declared per share	$0.27	$0.25	$0.81	$0.75

Average number of common shares	21,427,393	22,090,195	21,719,281	22,201,398
Average number of common shares and dilutive common shares	21,847,602	22,543,781	22,153,348	22,678,114

(a) Throughout this Form 10-Q, “SMP” refers to Standard Motor Products, Inc. and subsidiaries.

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
	(Unaudited)		(Unaudited)

Net earnings	$8,898	$24,063	$47,547	$72,224
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(8,279)	(2,466)	(15,445)	(1,905)
Derivative instruments	4,199	—	4,304	—
Pension and postretirement plans	(2)	(4)	(11)	(13)
Total other comprehensive income, net of tax	(4,082)	(2,470)	(11,152)	(1,918)
Total Comprehensive income	4,816	21,593	36,395	70,306
Comprehensive income (loss) attributable to noncontrolling interest, net of tax:
Net earnings	52	13	129	32
Foreign currency translation adjustments	(115)	20	(176)	(2)
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	(63)	33	(47)	30
Comprehensive income attributable to SMP	$4,879	$21,560	$36,442	$70,276

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,525	$21,755
Accounts receivable, less allowances for discounts and expected credit losses of $5,900 and $6,170 for 2022 and 2021, respectively	230,442	180,604
Inventories	534,310	468,755
Unreturned customer inventories	21,485	22,268
Prepaid expenses and other current assets	25,911	17,823
Total current assets	829,673	711,205

Property, plant and equipment, net of accumulated depreciation of $234,062 and $227,788 for 2022 and 2021, respectively	104,199	102,786
Operating lease right-of-use assets	47,168	40,469
Goodwill	130,727	131,652
Other intangibles, net	99,756	106,234
Deferred income taxes	34,484	36,126
Investments in unconsolidated affiliates	42,648	44,087
Other assets	30,071	25,402
Total assets	$1,318,726	$1,197,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of revolving credit facility	$52,100	$125,298
Current portion of term loan and other debt	6,036	3,117
Accounts payable	103,894	137,167
Sundry payables and accrued expenses	54,215	57,182
Accrued customer returns	53,857	42,412
Accrued core liability	23,845	23,663
Accrued rebates	42,378	42,472
Payroll and commissions	37,539	45,058
Total current liabilities	373,864	476,369

Long-term debt	211,400	21
Noncurrent operating lease liabilities	38,618	31,206
Other accrued liabilities	20,637	25,040
Accrued asbestos liabilities	63,820	52,698
Total liabilities	708,339	585,334

Commitments and contingencies

Stockholders’ equity:
Common stock – par value $2.00 per share:
Authorized – 30,000,000 shares; issued 23,936,036 shares	47,872	47,872
Capital in excess of par value	104,411	105,377
Retained earnings	562,135	532,319
Accumulated other comprehensive income	(19,145)	(8,169)
Treasury stock – at cost (2,366,339 shares and 1,911,792 shares in 2022 and 2021, respectively)	(95,886)	(75,819)
Total SMP stockholders’ equity	599,387	601,580
Noncontrolling interest	11,000	11,047
Total stockholders’ equity	610,387	612,627
Total liabilities and stockholders’ equity	$1,318,726	$1,197,961

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Nine Months Ended September 30,
	2022	2021
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$47,547	$72,224
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	20,895	20,160
Amortization of deferred financing cost	294	171
Increase (decrease) to allowance for expected credit losses	(561)	381
Increase (decrease) to inventory reserves	4,354	(443)
Equity income from joint ventures	(3,553)	(2,419)
Employee stock ownership plan allocation	1,722	1,885
Stock-based compensation	6,327	7,189
Decrease in deferred income taxes	245	1
Loss on discontinued operations, net of tax	17,076	7,139
Change in assets and liabilities:
(Increase) in accounts receivable	(51,887)	(15,343)
(Increase) in inventories	(75,300)	(52,742)
(Increase) decrease in prepaid expenses and other current assets	(6,270)	2,324
Increase (decrease) in accounts payable	(31,844)	24,228
Increase in sundry payables and accrued expenses	3,807	18,905
Net change in other assets and liabilities	(8,327)	(4,522)
Net cash provided by (used in) operating activities	(75,475)	79,138

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and investments in businesses	—	(124,663)
Capital expenditures	(19,499)	(19,406)
Other investing activities	12	29
Net cash used in investing activities	(19,487)	(144,040)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under the term loan	100,000	—
Repayments of the term loan	(1,250)	—
Net borrowings under revolving credit facilities	44,452	118,938
Net borrowings (repayments) of other debt and capital lease obligations	(1,745)	2,916
Purchase of treasury stock	(29,656)	(26,518)
Payments of debt issuance costs	(2,128)	—
Increase (decrease) in overdraft balances	(54)	455
Dividends paid	(17,602)	(16,678)
Net cash provided by financing activities	92,017	79,113
Effect of exchange rate changes on cash	(1,285)	(555)
Net increase (decrease) in cash and cash equivalents	(4,230)	13,656
CASH AND CASH EQUIVALENTS at beginning of period	21,755	19,488
CASH AND CASH EQUIVALENTS at end of period	$17,525	$33,144

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,828	$1,094
Income taxes	$21,837	$18,361

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended September 30, 2022
(Unaudited)

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total SMP	Non- Controlling Interest	Total
Balance at June 30, 2022	$47,872	$109,117	$559,069	$(15,178)	$(99,294)	$601,586	$11,063	$612,649
Net earnings	—	—	8,846	—	—	8,846	52	8,898
Other comprehensive income, net of tax	—	—	—	(3,967)	—	(3,967)	(115)	(4,082)
Cash dividends paid	—	—	(5,780)	—	—	(5,780)	—	(5,780)
Purchase of treasury stock	—	—	—	—	(3,160)	(3,160)	—	(3,160)
Stock-based compensation	—	(4,706)	—	—	6,568	1,862	—	1,862
Balance at September 30, 2022	$47,872	$104,411	$562,135	$(19,145)	$(95,886)	$599,387	$11,000	$610,387

Three Months Ended September 30, 2021
(Unaudited)

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total SMP	Non- Controlling Interest	Total
Balance at June 30, 2021	$47,872	$107,062	$500,620	$(5,102)	$(66,836)	$583,616	$11,501	$595,117
Net earnings	—	—	24,050	—	—	24,050	13	24,063
Other comprehensive income, net of tax	—	—	—	(2,490)	—	(2,490)	20	(2,470)
Cash dividends paid	—	—	(5,544)	—	—	(5,544)	—	(5,544)
Purchase of treasury stock	—	—	—	—	(15,422)	(15,422)	—	(15,422)
Stock-based compensation	—	2,513	—	—	295	2,808	—	2,808
Balance at September 30, 2021	$47,872	$109,575	$519,126	$(7,592)	$(81,963)	$587,018	$11,534	$598,552

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2022
(Unaudited)

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total SMP	Non- Controlling Interest	Total
Balance at December 31, 2021	$47,872	$105,377	$532,319	$(8,169)	$(75,819)	$601,580	$11,047	$612,627
Net earnings	—	—	47,418	—	—	47,418	129	47,547
Other comprehensive income, net of tax	—	—	—	(10,976)	—	(10,976)	(176)	(11,152)
Cash dividends paid	—	—	(17,602)	—	—	(17,602)	—	(17,602)
Purchase of treasury stock	—	—	—	—	(29,656)	(29,656)	—	(29,656)
Stock-based compensation	—	(1,335)	—	—	7,662	6,327	—	6,327
Employee Stock Ownership Plan	—	369	—	—	1,927	2,296	—	2,296
Balance at September 30, 2022	$47,872	$104,411	$562,135	$(19,145)	$(95,886)	$599,387	$11,000	$610,387

Nine Months Ended September 30, 2021
(Unaudited)

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total SMP	Non- Controlling Interest	Total
Balance at December 31, 2020	$47,872	$105,084	$463,612	$(5,676)	$(60,656)	$550,236	$—	$550,236
Noncontrolling interest acquired	—	—	—	—	—	—	11,504	11,504
Net earnings	—	—	72,192	—	—	72,192	32	72,224
Other comprehensive income, net of tax	—	—	—	(1,916)	—	(1,916)	(2)	(1,918)
Cash dividends paid	—	—	(16,678)	—	—	(16,678)	—	(16,678)
Purchase of treasury stock	—	—	—	—	(26,518)	(26,518)	—	(26,518)
Stock-based compensation	—	4,357	—	—	2,832	7,189	—	7,189
Employee Stock Ownership Plan	—	134	—	—	2,379	2,513	—	2,513
Balance at September 30, 2021	$47,872	$109,575	$519,126	$(7,592)	$(81,963)	$587,018	$11,534	$598,552

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Derivative Instruments and Hedging Activities

We occasionally use derivative financial instruments to reduce our market risk for changes in interest rates on our variable rate borrowings.  Derivative financial instruments are recorded at fair value in other current and long-term assets, and other current and long-term liabilities in the consolidated balance sheets.  For derivative financial instruments that have been formally designated as cash flow interest rate hedges (“interest rate swap agreements”), provided that the hedging instrument is highly effective, the entire change in the fair value of the derivative will be deferred and recorded in accumulated other comprehensive income (“AOCI”) in the consolidated balance sheets. When the underlying hedged transaction is realized (i.e., when the interest payments on the underlying borrowing are recognized in the consolidated statements of operations), the gain/loss included in AOCI is recorded in earnings and reflected on the same line as the gain/loss on the hedged item attributable to the hedged risk (i.e., interest expense). At the inception of each transaction, we formally document the hedge relationship, including the identification of the hedge instrument, the related hedged items, the effectiveness of the hedge, as well as its risk management objectives and strategies.

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

Recently Issued Accounting Pronouncements

Standards that are not yet adopted as of September 30, 2022

The following table provides a brief description of recently issued accounting pronouncements that have not yet been adopted as of September 30, 2022, and that could have an impact on our financial statements:

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

Incremental revenues from the acquired Stabil business included in our consolidated statement of operations for the three months and nine months ended September 30, 2022 were $3.3 million and $14.9 million, respectively.

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

Incremental revenues from the acquired Trombetta business were $27.4 million for the six months ended June 30, 2022 ($16.6 million and $10.8 million in the first quarter and second quarter of 2022, respectively) and were included in our consolidated statement of operations for the nine months ended September 30, 2022.

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

The product lines acquired are used to manufacture sensors used in the exhaust and emission systems of diesel engines. The acquired product lines were located in Stoneridge’s facilities in Lexington, Ohio and Tallinn, Estonia.  We did not acquire these facilities, nor any of Stoneridge’s employees, and have substantially completed the relocation of the acquired inventory, machinery and equipment related to the product lines to our engine management plants in Independence, Kansas and Bialystok, Poland.  The acquisition, reported as part of our Engine Management Segment, aligns with our strategy of expansion into non-aftermarket parts.  Customer relationships acquired include Volvo, CNHi and Hino.

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

Incremental revenues from the acquired Soot Sensor business included in our consolidated statement of operations for the nine months ended September 30, 2022 were $2.3 million, all of which relates to the first quarter of 2022.

Note 4.  Restructuring and Integration Expenses

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of December 31, 2021 and September 30, 2022 and for the nine months ended September 30, 2022, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2021	$79	$—	$79
Restructuring and integration costs:
Amounts provided for during 2022	—	44	44
Cash payments	(16)	(44)	(60)
Reclassification	(63)	—	(63)
Exit activity liability at September 30, 2022	$—	$—	$—

Integration Costs

Particulate Matter Sensor (“Soot Sensor”) Product Line Relocation

In connection with our acquisitions in March 2021 and November 2021 of certain soot sensor product lines from Stoneridge, Inc., we incurred certain integration expenses in connection with the relocation of certain inventory, machinery, and equipment to our existing facilities in Independence, Kansas and Bialystok, Poland.  Integration expenses recognized and cash payments made of $44,000, during the nine months ended September 30, 2022, related to these relocation activities in our Engine Management segment.  The soot sensor product line relocation has been substantially completed.

Restructuring Costs

Plant Rationalization Programs

The 2016 Plant Rationalization Program, which included the shutdown and sale of our Grapevine, Texas facility, and the 2017 Orlando Plant Rationalization Program, which included the shutdown our Orlando, Florida facility, have been substantially completed.  Cash payments made of $16,000 during the nine months ended September 30, 2022 consists of severance payments to former employees terminated in connection with these programs. There is no remaining aggregate liability as of September 30, 2022.

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

Pursuant to these agreements, we sold $236.3 million and $610.4 million of receivables during the three months and nine months ended September 30, 2022, respectively, and $232.5 million and $626.9 million for the comparable periods in 2021.  Receivables presented at financial institutions and not yet collected as of September 30, 2022 and December 31, 2021 were approximately $9.8 million and $1.3 million, respectively, and remained in our accounts receivable balance for those periods.  All receivables sold were reflected as a reduction of accounts receivable in the consolidated balance sheet at the time of sale.  A charge in the amount of $10.6 million and $21.8 million related to the sale of receivables was included in selling, general and administrative expense in our consolidated statements of operations for the three months and nine months ended September 30, 2022, respectively, and $3 million and $8.7 million for the comparable periods in 2021.

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

Note 6.  Inventories

Inventories, which are stated at the lower of cost (determined by means of the first-in, first-out method) and net realizable value, consist of the following:

	September 30, 2022	December 31, 2021
	(In thousands)
Finished goods	$326,434	$296,739
Work in process	13,342	16,010
Raw materials	194,534	156,006
Subtotal	534,310	468,755
Unreturned customer inventories	21,485	22,268
Total inventories	$555,795	$491,023

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Note 7.  Acquired Intangible Assets

Acquired identifiable intangible assets consist of the following:

	September 30, 2022	December 31, 2021
	(In thousands)
Customer relationships	$155,932	$157,020
Patents, developed technology and intellectual property	14,123	14,123
Trademarks and trade names	8,880	8,880
Non-compete agreements	3,280	3,280
Supply agreements	800	800
Leaseholds	160	160
Total acquired intangible assets	183,175	184,263
Less accumulated amortization (1)	(85,005)	(78,932)
Net acquired intangible assets	$98,170	$105,331

(1)	Applies to all intangible assets, except for trademarks and trade names totaling $2.6 million, which have indefinite useful lives and, as such, are not being amortized.

Total amortization expense for acquired intangible assets was $2.1 million and $6.4 million for the three months and nine months ended September 30, 2022, respectively, and $2.4 million and $6.5 million for the comparable periods in 2021.  Based on the current estimated useful lives assigned to our intangible assets, amortization expense is estimated to be $2.2 million for the remainder of 2022, $8.3 million in 2023, $8.3 million in 2024, $8.3 million in 2025 and $68.5 million in the aggregate for the years 2026 through 2041.

Note 8.  Leases

We have operating and finance leases for our manufacturing facilities, warehouses, office space, automobiles, and certain equipment.  Our leases have remaining lease terms of up to eleven years, some of which may include one or more five-year renewal options.  We have not included any of the renewal options in our operating lease payments, as we concluded that it is not reasonably certain that we will exercise any of these renewal options.  Leases with an initial term of twelve months or less are not recorded on the balance sheet.  Operating lease expense is recognized on a straight-line basis over the lease term.  Finance leases are not material.

The following tables provide quantitative disclosures related to our operating leases and includes all operating leases acquired from the date of acquisition (in thousands):

Balance Sheet Information	September 30, 2022	December 31, 2021
Assets
Operating lease right-of-use assets	$47,168	$40,469

Liabilities
Sundry payables and accrued expenses	$9,983	$10,544
Noncurrent operating lease liabilities	38,618	31,206
Total operating lease liabilities	$48,601	$41,750

Weighted Average Remaining Lease Term
Operating leases	7.3 Years	5.3 Years

Weighted Average Discount Rate
Operating leases	3.5%	3%

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Expense and Cash Flow Information	Three Months Ended September 30,
	2022	2021
Lease Expense
Operating lease expense (a)	$2,817	$2,547

	Nine Months Ended September 30,
	2022	2021
Lease Expense
Operating lease expense (a)	$8,358	$7,324

Supplemental Cash Flow Information
Cash paid for the amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,188	$7,271
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases (b)	$26,206	$19,215

(a)
Excludes expenses of approximately $0.8 million and $1.9 million for the three and nine months ended September 30, 2022, respectively, and approximately $0.3 million and $1.2 million for the comparable periods in 2021, respectively, related to non-lease components such as maintenance, property taxes, etc., and operating lease expense for leases with an initial term of 12 months or less, which is not material.

(b)
Includes $21.6 million of right-of-use assets related to the lease modification and extension for our executive offices in Long Island City, New York during the nine months ended September 30, 2022 and $8.8 million of right-of use assets obtained in business acquisitions during the nine months ended September 30, 2021.

Minimum Lease Payments

At September 30, 2022, we are obligated to make minimum lease payments through 2033, under operating leases, which are as follows (in thousands):

2022	$2,953
2023	9,949
2024	8,615
2025	6,024
2026	5,153
Thereafter	24,138
Total lease payments	$56,832
Less: Interest	(8,231)
Present value of lease liabilities	$48,601

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Note 9.  Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	September 30, 2022	December 31, 2021
	(In thousands)
Credit facility – term loan due 2027	$98,750	$—
Credit facility – revolver due 2027	169,750	—
Senior secured facility – revolver due 2023	—	125,298
Other (1)	1,036	3,138
Total debt	$269,536	$128,436

Current maturities of debt	$58,136	$128,415
Long-term debt	211,400	21
Total debt	$269,536	$128,436

(1)
Other includes borrowings under our Polish overdraft facility of Zloty 4.9 million (approximately $1 million) and Zloty 12.3 million (approximately $3 million) as of September 30, 2022 and December 31, 2021, respectively.

Term Loan and Revolving Credit Facilities

In March 2022, the Company and its wholly owned subsidiaries, SMP Motor Products Ltd. and Trumpet Holdings, Inc., entered into an amendment to our existing Credit Agreement, dated as of October 28, 2015, as amended (the “2015 Credit Agreement”), with JP Morgan Chase Bank, N.A., as agent, and a syndicate of lenders for our senior secured revolving credit facility. The amendment provided for the drawdown of an additional $50 million from the agreement’s accordion feature to increase the line of credit under the revolving credit facility from $250 million to $300 million, and updated the benchmark provisions to replace LIBOR with Term SOFR as the reference rate.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Term loan and revolver facility borrowings in U.S. Dollars bear interest, at the Company’s election, at a rate per annum equal to Term SOFR plus 0.10% plus an applicable margin, or an alternate base rate plus an applicable margin, where the alternate base rate is the greater of the prime rate, the federal funds effective rate plus 0.50%, and one-month Term SOFR plus 0.10% plus 1.00%. Term loan borrowings are being made at one-month Term SOFR. The applicable margin for the term benchmark borrowings ranges from 1.0% to 2.0%, and the applicable margin for alternate base rate borrowings ranges from 0% to 1.0%, in each case, based on the total net leverage ratio of the Company and its restricted subsidiaries.  The Company may select interest periods of one, three or six months for Term SOFR borrowings.  Interest is payable at the end of the selected interest period, but no less frequently than quarterly.

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

Outstanding borrowings at September 30, 2022 under the Credit Agreement were $268.5 million, consisting of current borrowings of $57.1 million and long-term debt of $211.4 million; while outstanding borrowings at December 31, 2021 under the 2015 Credit Agreement were $125.3 million, consisting of current borrowings.  Letters of credit outstanding under the Credit Agreement were $2.4 million at September 30, 2022, and $2.6 million under the 2015 Credit Agreement at December 31, 2021.  Borrowings at December 31, 2021 under the 2015 Credit Agreement have been classified as current liabilities based upon accounting rules and certain provisions in the agreement.

At September 30, 2022, the weighted average interest rate under our Credit Agreement was 4.4%, which consisted of $268 million in borrowings at 4.4% under Term SOFR, adjusted for the impact of the interest rate swap agreement on $100 million of borrowings, and an alternative base rate borrowing of $0.5 million at 6.8%.  At December 31, 2021, the weighted average interest rate on our 2015 Credit Agreement was 1.4%, which consisted of $125 million in direct borrowings at 1.4% and alternative base rate loan of $0.3 million at 3.5%. During the nine months ended September 30, 2022, our average daily alternative base rate loan balance was $7.5 million, compared to a balance of $1 million for the nine months ended September 30, 2021 and a balance of $1.1 million for the year ended December 31, 2021.

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

Polish Overdraft Facility

In February 2022, our Polish subsidiary, SMP Poland sp. z.o.o., amended its overdraft facility with HSBC Continental Europe (Spolka Akcyjna) Oddzial w Polsce, formerly HSBC France (Spolka Akcyjna) Oddzial w Polsce.  The amended overdraft facility provides for borrowings of up to Zloty 30 million (approximately $6.1 million).  Availability under the amended facility commenced in March 2022, with automatic three-month renewals until 2027 subject to cancellation by either party, at its sole discretion, at least 30 days prior to the commencement of the three-month renewal period.  Borrowings under the overdraft facility will bear interest at a rate equal to WIBOR + 1.5% and are guaranteed by Standard Motor Products, Inc., the ultimate parent company.  At September 30, 2022 and December 31, 2021, borrowings under the overdraft facility were Zloty 4.9 million (approximately $1 million) and Zloty 12.3 million (approximately $3 million), respectively.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Maturities of Debt

As of September 30, 2022, maturities of debt through 2027, assuming no prepayments, are as follows (in thousands):

	Revolving Credit Facility	Term Loan Facility	Polish Overdraft Facility and Other Debt	Total
Remainder of 2022	$—	$1,250	$1,036	$2,286
2023	—	5,000	—	5,000
2024	—	5,000	—	5,000
2025	—	5,000	—	5,000
2026	—	7,500	—	7,500
2027	169,750	75,000	—	244,750
Total	$169,750	$98,750	$1,036	$269,536
Less: current maturities	(52,100)	(5,000)	(1,036)	(58,136)
Long-term debt	$117,650	$93,750	$—	$211,400

Deferred Financing Costs

We have deferred financing costs of approximately $2.2 million and $0.4 million as of September 30, 2022 and December 31, 2021, respectively.  Deferred financing costs are related to our term loan and revolving credit facilities.  In connection with the amendment to the 2015 Credit Agreement entered into in March 2022 and the Credit Agreement entered into in June 2022 with JPMorgan Chase Bank, N.A., as agent, we incurred and capitalized approximately $0.2 million, and $1.9 million, respectively, of deferred financing costs related to bank, legal, and other professional fees which are being amortized, along with certain preexisting deferred financing costs, through June 2027, the term of the Credit Agreement.  In addition, upon entering into the Credit Agreement, we wrote-off $40,000 of unamortized deferred financing costs associated with the 2015 Credit Agreement.  Unamortized deferred financing costs written-off in June 2022 were recorded in other non-operating income (expense), net in our consolidated statement of operations.

Deferred financing costs as of September 30, 2022, assuming no prepayments, are being amortized as follows:

(In thousands)
Remainder of 2022	$127
2023	491
2024	478
2025	470
2026	464
2027	190
Total amortization	$2,220

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Note 10.  Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income by Component (in thousands)

	Three Months Ended September 30, 2022
	Foreign Currency Translation	Unrecognized Postretirement Benefit Costs (Credit)	Unrealized derivative gains (losses)		Total
Balance at June 30, 2022 attributable to SMP	$(15,326)	$43	$105		$(15,178)
Other comprehensive income before reclassifications	(8,164)	—	4,095	(1)	(4,069)
Amounts reclassified from accumulated other comprehensive income	—	(2)	104		102
Other comprehensive income, net	(8,164)	(2)	4,199		(3,967)
Balance at September 30, 2022 attributable to SMP	$(23,490)	$41	$4,304		$(19,145)

	Nine Months Ended September 30, 2022
	Foreign Currency Translation	Unrecognized Postretirement Benefit Costs (Credit)	Unrealized derivative gains (losses)		Total
Balance at December 31, 2021 attributable to SMP	$(8,221)	$52	$—		$(8,169)
Other comprehensive income before reclassifications	(15,269)	—	4,099	(1)	(11,170)
Amounts reclassified from accumulated other comprehensive income	—	(11)	205		194
Other comprehensive income, net	(15,269)	(11)	4,304		(10,976)
Balance at September 30, 2022 attributable to SMP	$(23,490)	$41	$4,304		$(19,145)

(1)
Consists of the unrecognized gain relating to the change in fair value of the cash flow interest rate hedge of $5.7 million ($4.2 million, net of tax) and $5.8 million ($4.3 million, net of tax) in the three months and nine months ended September 30, 2022, respectively, and net of cash settlements payments of  $0.1 million ($0.1 million, net of tax) and $0.3 million ($0.2 million, net of tax) in the three months and nine months ended September 30, 2022, respectively.

Reclassifications Out of Accumulated Other Comprehensive Income (in thousands)

	Three Months Ended	Nine Months Ended
Details About Accumulated Other Comprehensive Income Components	September 30, 2022	September 30, 2022
Derivative cash flow hedge:
Unrecognized gain (loss) (1)	$141	$277
Postretirement Benefit Plans:
Unrecognized gain (loss) (2)	(5)	(18)
Total before income tax	136	259
Income tax expense	34	65
Total reclassifications attributable to SMP	$102	$194

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

Our restricted and performance-based share activity was as follows for the nine months ended September 30, 2022:

	Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2021	807,019	$34.92
Granted	246,125	28.44
Vested	(174,742)	42.21
Performance Shares Target Adjustment	25,317	42.21
Forfeited	(6,825)	41.92
Balance at September 30, 2022	896,894	$31.86

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
We recorded compensation expense related to restricted shares and performance-based shares of $5.7 million ($4.2 million, net of tax) and $6.8 million ($5.1 million, net of tax) for the nine months ended September 30, 2022 and 2021, respectively. The unamortized compensation expense related to our restricted and performance-based shares was $16.6 million at September 30, 2022, and is expected to be recognized as they vest over a weighted average period of 4.55 years and 0.56 years for employees and directors, respectively.

Note 12.  Employee Benefits

We provide certain medical and dental care benefits to 14 former U.S. union employees. The postretirement medical and dental benefit obligation to the former union employees as of September 30, 2022, and the related net periodic benefit cost for the plan for the three and nine months ended September 30, 2022 and 2021 were not material.

We maintain a defined contribution Supplemental Executive Retirement Plan for key employees.  Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees.  In March 2022, we made company contributions to the plan of $0.8 million related to calendar year 2021.

We also have an Employee Stock Ownership Plan for employees who are not covered by a collective bargaining agreement.  In connection therewith, we maintain an employee benefits trust to which we contribute shares of treasury stock.  We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under the plan. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released.  The trustees will vote the shares in accordance with their fiduciary duties.  During the nine months ended September 30, 2022, we contributed to the trust an additional 48,200 shares from our treasury and released 48,200 shares from the trust leaving 200 shares remaining in the trust as of September 30, 2022.

Note 13.  Derivative Financial Instruments

Interest Rate Swap Agreements

We occasionally use derivative financial instruments to reduce our market risk for changes in interest rates on our variable rate borrowings. The principal financial instruments used for cash flow hedging purposes are interest rate swap agreements. The interest rate swaps effectively convert a portion of our variable rate borrowings under our existing facilities to a fixed rate based upon determined notional amount. We do not enter into interest rate swap agreements, or other financial instruments, for trading or speculative purposes.

In June 2022, we entered into a seven year interest rate swap agreement with a notional amount of $100 million that is to mature in May 2029.  The interest rate swap agreement has been designated as a cash flow hedge of interest payments on $100 million of borrowings under our Credit Agreement. Under the terms of the swap agreement, we will receive monthly variable interest payments based on one month Term SOFR and will pay interest based upon a fixed rate of 2.683% per annum, adjusted upward for the credit spread adjustment in the Credit Agreement of 0.10% and the loan margin in the Credit Agreement of 1.50% at September 30, 2022.

The fair value of the interest rate swap agreement as of September 30, 2022 was an asset of $5.8 million, which has been deferred and recorded in accumulated other comprehensive income, net of income taxes, in our consolidated balance sheet. When the interest expense on the underlying borrowing is recognized, the deferred gain/loss in accumulated other comprehensive income is recorded in earnings as interest expense in the consolidated statements of operations. We perform quarterly hedge effectiveness assessments and anticipate that the interest rate swap will be highly effective throughout its term.

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

The following is a summary of the estimated fair values, carrying amounts, and classification under the fair value hierarchy of our financial instruments at September 30, 2022 and December 31, 2021 (in thousands):

		September 30, 2022		December 31, 2021
	Fair Value Hierarchy	Fair Value	Carrying Amount	Fair Value	Carrying Amount

Cash and cash equivalents	LEVEL 1	$17,525	$17,525	$21,755	$21,755
Deferred compensation	LEVEL 1	19,386	19,386	23,623	23,623
Short term borrowings	LEVEL 1	58,136	58,136	128,415	128,415
Long-term debt	LEVEL 1	211,400	211,400	21	21
Cash flow interest rate swap	LEVEL 2	5,816	5,816	—	—

The carrying value of cash and cash equivalents approximates fair value due to the short maturity of those investments.  The fair value of the underlying assets held by the deferred compensation plan are based on the quoted market prices of the underlying funds which are held by registered investment companies. The carrying value of our variable rate short-term borrowings and long-term debt under our credit facilities approximates fair value as the variable interest rates in the facilities reflect current market rates. The fair value of our cash flow interest rate swap agreement obtained from two independent third parties, is based upon market quotes, and represents the net amount required to terminate the interest rate swap, taking into consideration market rates and counterparty credit risk.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Note 15.  Earnings Per Share

The following are reconciliations of the net earnings attributable to SMP and the shares used in calculating basic and dilutive net earnings per common share attributable to SMP (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Earnings Attributable to SMP -
Earnings from continuing operations	$23,140	$29,172	$64,494	$79,331
Loss from discontinued operations	(14,294)	(5,122)	(17,076)	(7,139)
Net earnings attributable to SMP	$8,846	$24,050	$47,418	$72,192

Basic Net Earnings Per Common Share Attributable to SMP -
Earnings from continuing operations per common share	$1.08	$1.32	$2.97	$3.57
Loss from discontinued operations per common share	(0.67)	(0.23)	(0.79)	(0.32)
Net earnings per common share attributable to SMP	$0.41	$1.09	$2.18	$3.25

Weighted average common shares outstanding	21,427	22,090	21,719	22,201

Diluted Net Earnings Per Common Share Attributable to SMP -
Earnings from continuing operations per common share	$1.06	$1.29	$2.91	$3.50
Loss from discontinued operations per common share	(0.66)	(0.22)	(0.77)	(0.32)
Net earnings per common share attributable to SMP	$0.40	$1.07	$2.14	$3.18

Weighted average common shares outstanding	21,427	22,090	21,719	22,201
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock and performance-based stock	421	454	434	477
Weighted average common shares outstanding – Diluted	21,848	22,544	22,153	22,678

The shares listed below were not included in the computation of diluted net earnings per common share attributable to SMP because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Restricted and performance-based shares	299	291	281	277

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

The following tables show our net sales, intersegment revenue and operating income for each reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Sales (a)
Engine Management	$251,741	$247,151	$732,871	$692,385
Temperature Control	122,991	119,075	318,744	288,019
All Other	6,641	4,084	12,001	8,535
Consolidated	$381,373	$370,310	$1,063,616	$988,939

Intersegment Revenue (a)
Engine Management	$6,034	$7,278	$16,830	$17,822
Temperature Control	1,654	2,254	7,701	7,226
All Other	(7,688)	(9,532)	(24,531)	(25,048)
Consolidated	$—	$—	$—	$—

Operating Income
Engine Management	$23,293	$27,854	$71,109	$89,352
Temperature Control	14,252	16,695	31,735	33,516
All Other	(3,930)	(6,011)	(14,421)	(18,081)
Consolidated	$33,615	$38,538	$88,423	$104,787

(a)	Segment net sales include intersegment sales in our Engine Management and Temperature Control segments.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
The following tables provide disaggregation of net sales information for the three months and nine months ended September 30, 2022 and 2021 (in thousands):

Three months ended September 30, 2022 (a)	Engine Management	Temperature Control	Other (b)	Total
Geographic Area:
United States	$222,110	$118,228	$—	$340,338
Canada	9,129	4,440	6,641	20,210
Europe	9,375	32	—	9,407
Mexico	7,263	114	—	7,377
Asia	2,463	25	—	2,488
Other foreign	1,401	152	—	1,553
Total	$251,741	$122,991	$6,641	$381,373
Major Product Group:
Ignition, emission control, fuel and safety related system products	$215,021	$—	$3,550	$218,571
Wire and cable	36,720	—	97	36,817
Compressors	—	78,211	1,747	79,958
Other climate control parts	—	44,780	1,247	46,027
Total	$251,741	$122,991	$6,641	$381,373
Major Sales Channel:
Aftermarket	$184,430	$113,407	$6,641	$304,478
OE/OES	59,908	8,799	—	68,707
Export	7,403	785	—	8,188
Total	$251,741	$122,991	$6,641	$381,373

Three months ended September 30, 2021 (a)	Engine Management	Temperature Control	Other (b)	Total
Geographic Area:
United States	$210,639	$114,059	$—	$324,698
Canada	9,731	4,566	4,084	18,381
Europe	6,900	114	—	7,014
Mexico	6,381	100	—	6,481
Asia	12,269	35	—	12,304
Other foreign	1,231	201	—	1,432
Total	$247,151	$119,075	$4,084	$370,310
Major Product Group:
Ignition, emission control, fuel and safety related system products	$208,443	$—	$2,249	$210,692
Wire and cable	38,708	—	(42)	38,666
Compressors	—	75,080	1,184	76,264
Other climate control parts	—	43,995	693	44,688
Total	$247,151	$119,075	$4,084	$370,310
Major Sales Channel:
Aftermarket	$175,881	$110,393	$4,084	$290,358
OE/OES	64,343	8,200	—	72,543
Export	6,927	482	—	7,409
Total	$247,151	$119,075	$4,084	$370,310

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Nine months ended September 30, 2022 (a)	Engine Management	Temperature Control	Other (b)	Total
Geographic Area:
United States	$638,377	$301,831	$—	$940,208
Canada	23,526	15,629	12,001	51,156
Europe	27,460	146	—	27,606
Mexico	22,270	303	—	22,573
Asia	16,589	217	—	16,806
Other foreign	4,649	618	—	5,267
Total	$732,871	$318,744	$12,001	$1,063,616
Major Product Group:
Ignition, emission control, fuel and safety related system products	$618,198	$—	$8,257	$626,455
Wire and cable	114,673	—	66	114,739
Compressors	—	193,551	1,939	195,490
Other climate control parts	—	125,193	1,739	126,932
Total	$732,871	$318,744	$12,001	$1,063,616
Major Sales Channel:
Aftermarket	$522,916	$289,338	$12,001	$824,255
OE/OES	186,449	27,387	—	213,836
Export	23,506	2,019	—	25,525
Total	$732,871	$318,744	$12,001	$1,063,616

Nine months ended September 30, 2021 (a)	Engine Management	Temperature Control	Other (b)	Total
Geographic Area:
United States	$594,014	$274,035	$—	$868,049
Canada	25,738	12,524	8,535	46,797
Europe	17,301	331	—	17,632
Mexico	18,988	281	—	19,269
Asia	31,351	179	—	31,530
Other foreign	4,993	669	—	5,662
Total	$692,385	$288,019	$8,535	$988,939
Major Product Group:
Ignition, emission control, fuel and safety related system products	$574,595	$—	$5,750	$580,345
Wire and cable	117,790	—	(177)	117,613
Compressors	—	178,031	1,588	179,619
Other climate control parts	—	109,988	1,374	111,362
Total	$692,385	$288,019	$8,535	$988,939
Major Sales Channel:
Aftermarket	$513,190	$263,841	$8,535	$785,566
OE/OES	159,164	22,684	—	181,848
Export	20,031	1,494	—	21,525
Total	$692,385	$288,019	$8,535	$988,939

(a)	Segment net sales include intersegment sales in our Engine Management and Temperature Control segments.

(b)
Other consists of the elimination of intersegment sales from our Engine Management and Temperature Control segments as well as sales from our Canadian business unit that do not meet the criteria of a reportable operating segment.  Intersegment wire and cable sales for the three and nine months ended September 30, 2021 exceeded third party sales from our Canadian business unit.

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

Note 18.  Commitments and Contingencies

Asbestos

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying statement of operations.  When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001, and the amounts paid for settlements, awards of asbestos-related damages, and defense of such claims. At September 30, 2022, approximately 1,550 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through September 30, 2022, the amounts paid for settled claims and awards of asbestos-related damages, including interest, were approximately $64 million.  We do not have insurance coverage for the indemnity and defense costs associated with the claims we face.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
In accordance with our policy to perform an annual actuarial evaluation in the third quarter of each year, an updated actuarial study was performed as of August 31, 2022.  The results of the August 31, 2022 study included an estimate of our undiscounted liability for settlement payments and awards of asbestos-related damages, excluding legal costs, ranging from $68.8 million to $111.6 million for the period through 2065.  The change from the prior year study, which was in August 31,2021, was a $7.9 million increase for the low end of the range, and an $11.4 million increase for the high end of the range.  The increase in the estimated undiscounted liability from the prior year study at both the low end and the high end of the range reflects our actual experience, our historical data, recent settlements and certain assumptions with respect to events that may occur in the future.

Based upon the results of the August 31, 2022 actuarial study, in September 2022, we increased our asbestos liability to $68.8 million, the low end of the range, and recorded an incremental pre-tax provision of $18.5 million in earnings (loss) from discontinued operations in the accompanying statement of operations.  Future legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operations in the accompanying statement of operations, are estimated, according to the August 31, 2022 study, to range from $53.2 million to $105.7 million for the period through 2065.  Total operating cash outflows related to discontinued operations, which include settlements, awards of asbestos-related damages and legal costs, net of taxes, were $11 million and $6.7 million for the nine months ended September 30, 2022 and 2021, respectively.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Warranties

We generally warrant our products against certain manufacturing and other defects.  These product warranties are provided for specific periods of time of the product depending on the nature of the product.  As of September 30, 2022 and 2021, we have accrued $30 million and $18.9 million, respectively, for estimated product warranty claims included in accrued customer returns.  The accrued product warranty costs are based primarily on historical experience of actual warranty claims.

The following table provides the changes in our product warranties (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Balance, beginning of period	$23,766	$18,213	$17,463	$17,663
Liabilities accrued for current year sales	35,450	27,381	88,371	72,720
Settlements of warranty claims	(29,235)	(26,730)	(75,853)	(71,519)
Balance, end of period	$29,981	$18,864	$29,981	$18,864

Note 19. Subsequent Event

In October 2022, we acquired 100% of the capital stock of Kade Trading GmbH (“Kade”) headquartered in Glinde, Germany for Euros 1.9 million (approximately $1.9 million), net of closing balance sheet adjustments, plus a Euros 0.5 million (approximately $0.5 million) earn-out based upon Kade’s performance in 2024 and 2025.  Kade is a supplier across Europe of mobile temperature control components to commercial vehicle, passenger car and specialty equipment markets and has been a distributor of SMP products including electric compressors, hose assemblies and receiver dryers, with annual sales of approximately $6 million.  The acquired Kade business, to be reported as part of our Temperature Control segment, was paid for with cash funded by borrowings under our Credit Agreement with JP Morgan Chase Bank, N.A., as agent.

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

Index
Overview of Financial Performance

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto. This discussion summarizes the significant factors affecting our results of operations and the financial condition of our business during the three months ended September 30, 2022 and 2021.

	Three Months Ended September 30,
(In thousands, except per share data)	2022	2021

Net sales	$381,373	$370,310
Gross profit	106,784	105,205
Gross profit %	28%	28.4%
Operating income	33,615	38,538
Operating income %	8.8%	10.4%
Earnings from continuing operations before income taxes	31,472	38,666
Provision for income taxes	8,280	9,481
Earnings from continuing operations	23,192	29,185
Loss from discontinued operations, net of income taxes	(14,294)	(5,122)
Net earnings	8,898	24,063
Net earnings (loss) attributable to noncontrolling interest	52	13
Net earnings attributable to SMP	8,846	24,050
Per share data attributable to SMP – Diluted:
Earnings from continuing operations	$1.06	$1.29
Discontinued operations	(0.66)	(0.22)
Net earnings per common share	$0.40	$1.07

Consolidated net sales for the three months ended September 30, 2022 were $381.4 million, an increase of $11.1 million, or 3% compared to net sales of $370.3 million in the same period in 2021.  Net sales increased in both our Engine Management and Temperature Control segments against strong net sales in the comparable period of 2021.

Engine Management net sales were favorably impacted by continued strong customer demand and price increases implemented in 2022, while Temperature Control segment’s strength in net sales reflects the impact of price increases, the continued strong customer demand fueled by healthy customer POS sales, and record heat across the country.

Gross margin as a percentage of net sales for the three months ended September 30, 2022 was 28% as compared to 28.4% for the comparable period in 2021. Compared to the third quarter of 2021, gross margins at Engine Management decreased 0.8 percentage points from 27% to 26.2%, while gross margins at Temperature Control increased 0.4 percentage points from 28.4% to 28.8%.

Engine Management’s gross margins were negatively impacted by inflationary cost increases in certain raw materials, labor and transportation expense, which were somewhat offset by increased pricing, and some higher freight expense resulting from higher inventory balances.  The gross margin percentage increase at Temperature Control reflects the impact of seasonal volumes, customer mix and increased pricing, which more than offset the impact of inflationary cost increases in raw materials, labor and transportation and higher freight and related expenses from higher inventory levels.

Operating margin as a percentage of net sales for the three months ended September 30, 2022 was 8.8% as compared to 10.4% for the comparable period in 2021.  Included in our operating margin were selling, general and administrative expenses (“SG&A”) of $73.2 million, or 19.2% of net sales for the three months ended September 30, 2022 compared to $66.5 million, or 18% of net sales, for the same period in 2021. The higher SG&A expenses in 2022 resulted principally from higher interest rate related costs incurred in our supply chain financing arrangements.

Overall, our core automotive aftermarket business demand remains strong, and we continue to make major strides into new complementary markets with upside potential.

Index
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

Index
Interim Results of Operations

Comparison of the Three Months Ended September 30, 2022 to the Three Months Ended September 30, 2021

Sales.  Consolidated net sales for the three months ended September 30, 2022 were $381.4 million, an increase of $11.1 million, or 3%, compared to $370.3 million in the same period of 2021, with the majority of our net sales to customers located in the United States.  Consolidated net sales increased in both our Engine Management and Temperature Control Segments.

The following table summarizes consolidated net sales by segment and by major product group within each segment for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022	2021
Engine Management:
Ignition, Emission Control, Fuel and Safety Related System Products	$215,021	$208,443
Wire and Cable	36,720	38,708
Total Engine Management	251,741	247,151

Temperature Control:
Compressors	78,211	75,080
Other Climate Control Parts	44,780	43,995
Total Temperature Control	122,991	119,075

All Other	6,641	4,084

Total	$381,373	$370,310

Engine Management’s net sales increased $4.6 million, or 1.9%, to $251.7 million for the three months ended September 30, 2022.  Net sales in ignition, emission control, fuel and safety related system products for the three months ended September 30, 2022 were $215 million, an increase of $6.6 million, or 3.2%, compared to $208.4 million in the same period of 2021.  Net sales in the wire and cable product group for the three months ended September 30, 2022 were $36.7 million, a decrease of $2 million, or 5.1%, compared to $38.7 million in the three months ended September 30, 2021.  Engine Management’s increase in net sales for the third quarter of 2022 compared to the same period in 2021 reflects the impact of strong customer demand and price increases implemented in 2022, which were implemented to pass through inflationary increases in raw materials, distribution and labor costs.

Temperature Control’s net sales increased $3.9 million, or 3.3%, to $123 million for the three months ended September 30, 2022.  Net sales in the compressors product group for the three months ended September 30, 2022 were $78.2 million, an increase of $3.1 million, or 4.2%, compared to $75.1 million in the same period of 2021.  Net sales in the other climate control parts product group for the three months ended September 30, 2022 were $44.8 million, an increase of $0.8 million, or 1.8%, compared to $44 million in the three months ended September 30, 2021.  Temperature Control’s increase in net sales for the third quarter of 2022 compared to the same period in 2021 reflects the impact of continued strong customer demand, fueled by record heat across the country in 2022, and the impact of price increases, which were implemented to pass through inflationary increases in raw materials, distribution and labor costs.  Full year results will be dependent upon ongoing weather conditions and customer inventory levels.

Index
Gross Margins.  Gross margins, as a percentage of consolidated net sales, decreased to 28% in the third quarter of 2022, compared to 28.4% in the third quarter of 2021.  The following table summarizes gross margins by segment for the three months ended September 30, 2022 and 2021, respectively (in thousands):

Three Months Ended September 30,	Engine Management	Temperature Control	Other	Total
2022
Net sales	$251,741	$122,991	$6,641	$381,373
Gross margins	66,026	35,415	5,343	106,784
Gross margin percentage	26.2%	28.8%	—	28%

2021
Net sales	$247,151	$119,075	$4,084	$370,310
Gross margins	66,714	33,815	4,676	105,205
Gross margin percentage	27%	28.4%	—	28.4%

Compared to the third quarter of 2021, gross margins at Engine Management decreased 0.8 percentage points from 27% to 26.2%, while gross margins at Temperature Control increased 0.4 percentage points from 28.4% to 28.8%. The gross margin percentage decrease in Engine Management compared to the prior year primarily reflects the impact of inflationary cost increases in raw materials, labor and transportation, which were somewhat offset by increased pricing, and higher freight and related expenses resulting from higher inventory levels; while the gross margin percentage increase in Temperature Control reflects the positive impact seasonal volumes, customer mix and increased pricing, which more than offset the impact of inflationary cost increases in raw materials, labor and transportation and higher freight and related expenses resulting from higher inventory levels.  While we anticipate continued margin pressures at both Engine Management and Temperature Control resulting from inflationary cost increases, we believe that our annual cost initiatives, and our ability to pass through higher prices to our customers, will help to mitigate the impact of the inflationary increases on our margins.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) were $73.2 million, or 19.2% of consolidated net sales, in the third quarter of 2022, as compared to $66.5 million, or 18% of consolidated net sales, in the third quarter of 2021.  The $6.7 million increase in SG&A expenses as compared to the third quarter of 2021 is principally due to higher interest rate related costs incurred in our supply chain financing arrangements.

Restructuring and Integration Expenses.  Restructuring and integration expenses of $166,000 in third quarter of 2021 related to the relocation, in our Engine Management Segment, of certain inventory, machinery, and equipment, acquired in our March 2021 soot sensor acquisition, to our facilities in Independence, Kansas and Bialystok, Poland.  The soot sensor product line relocation has been substantially completed.

Operating Income.  Operating income was $33.6 million, or 8.8% of consolidated net sales, in the third quarter of 2022, compared to $38.5 million, or 10.4% of consolidated net sales, in the third quarter of 2021.  The year-over-year decrease in operating income of $4.9 million is primarily the result of higher SG&A expenses driven by the increased interest rate costs incurred in our supply chain financing arrangements, and to a lesser extent by the impact of lower gross margins as a percentage of consolidated net sales offset, in part, by marginally higher consolidated net sales.

Other Non-Operating Income (Expense), Net.  Other non-operating income, net was $1.5 million in the third quarter of 2022, compared to $0.8 million in the third quarter of 2021.  The year-over-year increase in other non-operating income, net results the favorable impact of changes in foreign currency exchange rates.

Index
Interest Expense.  Interest expense increased to $3.7 million in the third quarter of 2022, compared to $0.7 million in the third quarter of 2021.  The year-over-year increase in interest expense reflects the impact of higher average outstanding borrowings in the third quarter of 2022 when compared to the third quarter of 2021, and higher year-over-year average interest rates on our credit facilities.

Income Tax Provision.  The income tax provision in the third quarter of 2022 was $8.3 million at an effective tax rate of 26.3% compared to $9.5 million at an effective tax rate of 24.5% for the same period in 2021.  The higher effective tax rate in the third quarter of 2022 compared to the comparable period in 2021 results primarily from the income tax provision impact related to the exercise of restricted stock.

Loss from Discontinued Operations.  Loss from discontinued operations, net of income tax, during the third quarter of 2022 and 2021, reflects information contained in the actuarial studies performed as of August 31, 2022 and 2021, other information available and considered by us, and legal expenses associated with our asbestos related liability. During the third quarter of 2022 and 2021, the loss from discontinued operations, net of tax was $14.3 million and $5.1 million, respectively. The loss from discontinued operations for the third quarter of 2022 and 2021 includes an $18.5 million and a $5.3 million pre-tax provision, respectively, to increase our indemnity liability in line with the August 31, 2022 and 2021 actuarial studies. As discussed more fully in Note 18, “Commitments and Contingencies” in the notes to our consolidated financial statements (unaudited), we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Net Earnings Attributable to Noncontrolling Interest.  In May 2021, we acquired the Trombetta business for $111.7 million.  As part of the acquisition, we acquired a 70% ownership in a joint venture in Hong Kong, with operations in Shanghai and Wuxi, China (“Trombetta Asia, Ltd.”).  Net earnings attributable to the noncontrolling interest of $52,000 and $13,000 during the three months ended September 30, 2022 and 2021, respectively, represents 30% of the net earnings of Trombetta Asia, Ltd.

Comparison of the Nine Months Ended September 30, 2022 to the Nine Months Ended September 30, 2021

Sales.  Consolidated net sales for the nine months ended September 30, 2022 were $1,063.6 million, an increase of $74.7 million, or 7.6%, compared to $988.9 million in the same period of 2021, with the majority of our net sales to customers in the United States.  Consolidated net sales increased in both our Engine Management and Temperature Control Segments.

The following table summarizes consolidated net sales by segment and by major product group within each segment for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Engine Management:
Ignition, Emission Control, Fuel and Safety Related System Products	$618,198	$574,595
Wire and Cable	114,673	117,790
Total Engine Management	732,871	692,385

Temperature Control:
Compressors	193,551	178,031
Other Climate Control Parts	125,193	109,988
Total Temperature Control	318,744	288,019

All Other	12,001	8,535

Total	$1,063,616	$988,939

Index
Engine Management’s net sales increased $40.5 million, or 5.8%, to $732.9 million for the first nine months of 2022.  Net sales in ignition, emission control, fuel and safety related system products for the nine months ended September 30, 2022 were $618.2 million, an increase of $43.6 million, or 7.6%, compared to $574.6 million in the same period of 2021.  Net sales in the wire and cable product group for the nine months ended September 30, 2022 were $114.7 million, a decrease of $3.1 million, or 2.6%, compared to $117.8 million in the nine months ended September 30, 2021.  Engine Management’s increase in net sales for the first nine months of 2022 compared to the same period in 2021 reflects the impact of the positive contribution of incremental sales from our soot sensor, Trombetta and Stabil acquisitions, strong customer demand and price increases implemented in 2022, which were implemented to pass through inflationary increases in raw materials, distribution and labor costs.

Incremental net sales from our soot sensor, Trombetta and Stabil acquisitions of $44.6 million were included in the net sales of the ignition, emission control, fuel and safety related system products group for the nine months ended September 30, 2022.  Compared to the nine months ended September 30, 2021, excluding the incremental net sales from the acquisitions, net sales in the ignition, emission control, fuel and safety related product group were essentially flat and Engine Management net sales decreased $4.1 million.

Temperature Control’s net sales increased $30.7 million, or 10.7%, to $318.7 million for the first nine months of 2022.  Net sales in the compressors product group for the nine months ended September 30, 2022 were $193.6 million, an increase of $15.6 million, or 8.7%, compared to $178 million in the same period of 2021.  Net sales in the other climate control parts product group for the nine months ended September 30, 2022 were $125.2 million, an increase of $15.2 million, or 13.8%, compared to $110 million in the nine months ended September 30, 2021.  Temperature Control’s increase in net sales for the nine months ended September 30, 2022 compared to the same period in 2021 reflects the impact of continued strong customer demand, fueled by record heat across the country in 2022 and the replenishment of customer inventory levels after very warm summer conditions in 2021, and the impact of price increases, which were implemented to pass through inflationary increases in raw materials, distribution and labor costs.  Full year results will be dependent upon ongoing weather conditions and customer inventory levels.

Gross Margins.  Gross margins, as a percentage of consolidated net sales, decreased to 27.5% in the first nine months of 2022, compared to 29.1% during the same period in 2021.  The following table summarizes gross margins by segment for the nine months ended September 30, 2022 and 2021, respectively (in thousands):

Nine Months Ended September 30,	Engine Management	Temperature Control	Other	Total
2022
Net sales	$732,871	$318,744	$12,001	$1,063,616
Gross margins	193,855	85,965	13,155	292,975
Gross margin percentage	26.5%	27%	—	27.5%

2021
Net sales	$692,385	$288,019	$8,535	$988,939
Gross margins	199,231	78,468	10,562	288,261
Gross margin percentage	28.8%	27.2%	—	29.1%

Compared to the first nine months of 2021, gross margins at Engine Management decreased 2.3 percentage points from 28.8% to 26.5%, while gross margins at Temperature Control decreased 0.2 percentage points from 27.2% to 27%.  The gross margin percentage decrease in Engine Management compared to the prior year reflects the impact of lower fixed cost absorption due to lower and more normalized production, inflationary cost increases in raw materials, labor and transportation, which were somewhat offset by increased pricing, the higher mix of non-aftermarket parts sales from recent acquisitions, which have a different profile than our aftermarket business with lower gross margins but comparable operating margin, and higher freight and related expenses resulting from higher inventory levels.  The gross margin percentage decrease in Temperature Control reflects the impact of inflationary cost increases in raw materials, labor and transportation, and higher freight and related expenses resulting from higher inventory levels, which were somewhat offset by seasonal volume, customer mix and increased pricing.  While we anticipate continued margin pressures at both Engine Management and Temperature Control resulting from inflationary cost increases, we believe that our annual cost initiatives, and our ability to pass through higher prices to our customers, will help to mitigate the impact of the inflationary increases on our margins.

Index
Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) were $204.6 million, or 19.2% of consolidated net sales, in the first nine months of 2022, as compared to $183.3 million, or 18.5% of consolidated net sales in the first nine months of 2021.  The $21.3 million increase in SG&A expenses as compared to the first nine months of 2021 is principally due to (1) higher interest rate related costs incurred in our supply chain financing arrangements, (2) the impact of incremental expenses of $7.2 million from our soot sensor, Trombetta and Stabil acquisitions, including amortization of intangible assets acquired, and (3) the impact of inflationary cost increases resulting in higher distribution and freight costs.  SG&A expenses in the first nine months of 2022 were favorably impacted by the higher mix of non-aftermarket parts sales from recent acquisitions, which have a different profile than our aftermarket business with lower SG&A expenses as a percentage of sales.

Restructuring and Integration Expenses.  Restructuring and integration expenses were $44,000 in nine months ended September 30, 2022 compared to restructuring and integration expenses of $166,000 in the same period of 2021.  Restructuring and integration expenses incurred in both the nine months ended September 30, 2022 and 2021 related to the relocation, in our Engine Management Segment, of certain inventory, machinery, and equipment, acquired in our March 2021 soot sensor acquisition, to our facilities in Independence, Kansas and Bialystok, Poland.  The soot sensor product line relocation has been substantially completed.

Operating Income.  Operating income was $88.4 million, or 8.3% of consolidated net sales, in the nine months ended September 30, 2022, compared to $104.8 million, or 10.6% of consolidated net sales, in the nine months ended September 30, 2021.  The year-over-year decrease in operating income of $16.4 million is primarily the result of higher SG&A expenses driven by the increased interest rate costs incurred in our supply chain financing arrangements, and to a lesser extent by the impact of lower gross margins as a percentage of consolidated net sales offset, in part, by higher consolidated net sales.

Other Non-Operating Income (Expense), Net.  Other non-operating income, net was $4.9 million in the first nine months of 2022, compared to $2.2 million in the first nine months of 2021.  The year-over-year increase in other non-operating income, net results primarily from the increase in year-over-year equity income from our joint ventures and the favorable impact of changes in foreign currency exchange rates.

Interest Expense.  Interest expense increased to $6.3 million in the first nine months of 2022, compared to $1.4 million for the same period in 2021.  The year-over-year increase in interest expense reflects the impact of higher average outstanding borrowings in the first nine months of 2022 when compared to first nine months of 2021, and higher year-over-year average interest rates on our credit facilities.

Income Tax Provision.  The income tax provision for the nine months ended September 30, 2022 was $22.4 million at an effective tax rate of 25.7%, compared to $26.3 million at an effective tax rate of 24.9% for the same period in 2021. The higher effective tax rate in the nine months ended September 30, 2022 compared to the comparable period in 2021 results primarily from the income tax provision impact related to the exercise of restricted stock.

Loss from Discontinued Operations.  Loss from discontinued operations, net of income tax, during the nine months ended September 30, 2022 and 2021, reflects information contained in the actuarial studies performed as of August 31, 2022 and 2021, other information available and considered by us, and legal expenses associated with our asbestos related liability. During the first nine months of 2022 and 2021, the loss from discontinued operations, net of tax was $17.1 million and $7.1 million, respectively.  The loss from discontinued operations for the nine months ended September 30, 2022 and 2021 includes an $18.5 million and a $5.3 million pre-tax provision, respectively, to increase our indemnity liability in line with the August 31, 2022 and 2021 actuarial studies.  As discussed more fully in Note 18, “Commitments and Contingencies” in the notes to our consolidated financial statements (unaudited), we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Index
Net Earnings Attributable to Noncontrolling Interest.  In May 2021, we acquired the Trombetta business for $111.7 million.  As part of the acquisition, we acquired a 70% ownership in a joint venture in Hong Kong, with operations in Shanghai and Wuxi, China (“Trombetta Asia, Ltd.”).  Net earnings attributable to the noncontrolling interest of $129,000 and $32,000 during the nine months ended September 30, 2022 and 2021, respectively, represents 30% of the net earnings of Trombetta Asia, Ltd.

Restructuring and Integration Programs

All of our restructuring and integration programs have been substantially completed.  For a detailed discussion on the restructuring and integration costs, see Note 4, “Restructuring and Integration Expenses,” of the notes to our consolidated financial statements (unaudited).

Liquidity and Capital Resources

Operating Activities. During the first nine months of 2022, cash used in operating activities was $75.5 million compared to cash provided by operating activities of $79.1 million in the same period of 2021. The increase in cash used in operating activities resulted primarily from the decrease in net earnings, the larger year-over-year increase in accounts receivable, the larger year-over-year increase in inventories, the decrease in accounts payable compared to a year-over-year increase in accounts payable, increase in prepaid expenses and other current assets compared to a year-over-year decrease in prepaid expenses and other current assets, a smaller year-over-year increase in sundry payables and accrued expenses.

Net earnings during the first nine months of 2022 were $47.5 million compared to $72.2 million in the first nine months of 2021.  During the first nine months of 2022, (1) the increase in accounts receivable was $51.9 million compared to the year-over-year increase in accounts receivable of $15.3 million in 2021; (2) the increase in inventories was $75.3 million compared to the year-over-year increase in inventories of $52.7 million in 2021; (3) the decrease in accounts payable was $31.8 million compared to the year-over-year increase in accounts payable of $24.2 million in 2021; (4) the increase in prepaid expenses and other current assets was $6.3 million compared to the year-over-year decrease in prepaid expenses and other current assets of $2.3 million in 2021; and (5) the increase in sundry payables and accrued expenses was $3.8 million compared to the year-over-year increase in sundry payables and accrued expenses of $18.9 million in 2021.  The increase in inventories during the first nine months of 2022 reflects actions taken to meet ongoing customer demand, the impact of materials inflation, and higher safety stocks of raw materials given the volatility in the supply chain; while the year-over-year comparative increase in receivables during the first nine months of 2022 reflects the impact of $50 million of receivables presented at financial institutions pursuant to our supply chain financing arrangements on December 31, 2020 sold in the first quarter of 2021. We continue to actively manage our working capital to maximize our operating cash flow.

Investing Activities.  Cash used in investing activities was $19.5 million in the first nine months of 2022, compared to $144 million in the same period of 2021.  Investing activities during the first nine months of 2022 consisted of capital expenditures of $19.5 million; while investing activities during the first nine months of 2021 consisted of (1) the payment of $15.4 million, net of $0.9 million of cash acquired, for our acquisition of 100% of the capital stock of Stabil Operative Group GmbH, a German company, (“Stabil”); (2) the payment of $107.1 million, net of $4.6 million of cash acquired, for our acquisition of 100% of the capital stock of Trumpet Holdings, Inc., a Delaware corporation, (“Trombetta”); (3) the payment of $2.1 million for our acquisition of certain assets of the soot sensor product lines from Stoneridge, Inc.; and (4) capital expenditures of $19.4 million.

Financing Activities.  Cash provided by financing activities was $92 million in the first nine months of 2022 as compared to $79.1 million in the same period of 2021. In June 2022, we entered into a new credit agreement with JPMorgan Chase Bank, N.A., as agent. The new credit agreement provides for a $500 million credit facility comprised of a $100 million term loan facility and a $400 million revolving credit facility. Borrowings under the new credit facility were used to repay all outstanding borrowings under the then existing revolving credit facility, and certain fees and expenses incurred in connection with the refinancing.

Index
During the first nine months of 2022, we (1) increased our borrowings under our credit facilities by $141.5 million; (2) made cash payments of $2.1 million for debt issuance costs in connection with our refinancing; (3) made cash payments for the repurchase of shares of our common stock of $29.7 million; and (4) paid dividends of $17.6 million. Cash provided by borrowings under our credit facilities were used to fund our operating activities, investing activities, payment of debt issuance costs, purchase shares of our common stock and pay dividends.

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

Dividends of $17.6 million and $16.7 million were paid in 2022 and 2021, respectively.  In February 2022, our Board of Directors voted to increase our quarterly dividend from $0.25 per share in 2021 to $0.27 per share in 2022.

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

The Company may, upon the agreement of one or more of then existing lenders or of additional financial institutions not currently party to the Credit Agreement, increase the revolving facility commitments or obtain incremental term loans by an aggregate amount not to exceed (x) the greater of (i) $168 million or (ii) 100% of consolidated EBITDA (as defined in the Credit Agreement) for the four fiscal quarters ended most recently before such date, plus (y) the amount of any voluntary prepayment of term loans, plus (z) an unlimited amount so long as, immediately after giving effect thereto, the pro forma First Lien Net Leverage Ratio (as defined in the Credit Agreement) does not exceed 2.5 to 1.0.

Index
Term loan and revolver facility borrowings in U.S. Dollars bear interest, at the Company’s election, at a rate per annum equal to Term SOFR plus 0.10% plus an applicable margin, or an alternate base rate plus an applicable margin, where the alternate base rate is the greater of the prime rate, the federal funds effective rate plus 0.50%, and one-month Term SOFR plus 0.10% plus 1.00%. Term loan borrowings are being made at one-month Term SOFR.  The applicable margin for the term benchmark borrowings ranges from 1.0% to 2.0%, and the applicable margin for alternate base rate borrowings ranges from 0% to 1.0%, in each case, based on the total net leverage ratio of the Company and its restricted subsidiaries.  The Company may select interest periods of one, three or six months for Term SOFR borrowings.  Interest is payable at the end of the selected interest period, but no less frequently than quarterly.

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

Outstanding borrowings at September 30, 2022 under the Credit Agreement were $268.5 million, consisting of current borrowings of $57.1 million and long-term debt of $211.4 million; while outstanding borrowings at December 31, 2021 under the 2015 Credit Agreement were $125.3 million, consisting of current borrowings.  Letters of credit outstanding under the Credit Agreement were $2.4 million at September 30, 2022, and $2.6 million under the 2015 Credit Agreement at December 31, 2021.  Borrowings at December 31, 2021 under the 2015 Credit Agreement have been classified as current liabilities based upon accounting rules and certain provisions in the agreement.

At September 30, 2022, the weighted average interest rate under our Credit Agreement was 4.4%, which consisted of $268 million in borrowings at 4.4% under Term SOFR, adjusted for the impact of the interest rate swap agreement on $100 million of borrowings, and an alternative base rate borrowing of $0.5 million at 6.8%.  At December 31, 2021, the weighted average interest rate on our 2015 Credit Agreement was 1.4%, which consisted of $125 million in direct borrowings at 1.4% and alternative base rate loan of $0.3 million at 3.5%. During the nine months ended September 30, 2022, our average daily alternative base rate loan balance was $7.5 million, compared to a balance of $1 million for the nine months ended September 30, 2021 and a balance of $1 million for the year ended December 31, 2021.

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

In February 2022, our Polish subsidiary, SMP Poland sp. z.o.o., amended its overdraft facility with HSBC Continental Europe (Spolka Akcyjna) Oddzial w Polsce, formerly HSBC France (Spolka Akcyjna) Oddzial w Polsce.  The amended overdraft facility provides for borrowings of up to Zloty 30 million (approximately $6.1 million).  Availability under the amended facility commenced in March 2022, with automatic three-month renewals until June 2027, subject to cancellation by either party, at its sole discretion, at least 30 days prior to the commencement of the three-month renewal period.  Borrowings under the overdraft facility will bear interest at a rate equal to WIBOR + 1.5% and are guaranteed by Standard Motor Products, Inc., the ultimate parent company.  At September 30, 2022 and December 31, 2021, borrowings under the overdraft facility were Zloty 4.9 million (approximately $1 million) and Zloty 12.3 million (approximately $3 million), respectively.

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

Index
Pursuant to these agreements, we sold $236.3 million and $610.4 million of receivables during the three months and nine months ended September 30, 2022, respectively, and $232.5 million and $626.9 million for the comparable periods in 2021.  Receivables presented at financial institutions and not yet collected as of September 30, 2022 and December 31, 2021 were approximately $9.8 million and $1.3 million, respectively, and remained in our accounts receivable balance for those periods.  All receivables sold were reflected as a reduction of accounts receivable in the consolidated balance sheet at the time of sale.  A charge in the amount of $10.6 million and $21.8 million related to the sale of receivables was included in selling, general and administrative expense in our consolidated statements of operations for the three months and nine months ended September 30, 2022, respectively, and $3 million and $8.7 million for the comparable periods in 2021.

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

In October 2021, our Board of Directors authorized the purchase of up to $30 million of our common stock under a stock repurchase program.  Stock repurchases under this program, during the year ended December 31, 2022 were 7,000 shares at a total cost of $0.3 million, and during the three and nine months ended September 30, 2022 were 70,182 shares and 692,067 shares of our common stock, respectively, at a total cost of $3.2 million and $29.7 million, respectively, thereby completing the October 2021 Board of Directors authorization.

In July 2022, our Board of Directors authorized the purchase of up to an additional $30 million of our common stock under a new stock repurchase program.  Stock will be purchased from time to time in the open market, or through private transactions, as market conditions warrant. To date, there have been no repurchases of our common stock under the program.

Material Cash Commitments

Material cash commitments as of September 30, 2022 consist of required cash payments to service our outstanding borrowings of $268.5 million under our Credit Agreement with JPMorgan Chase Bank, N.A., as agent, and the future minimum cash requirements of $56.8 million through 2033 under operating leases.  All of our other cash commitments as of September 30, 2022 are not material.  For additional information related to our material cash commitments, see Note 8, “Leases,” and Note 9, “Credit Facilities and Long-Term Debt,” in the notes to our consolidated financial statements (unaudited).

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

Index
Critical Accounting Policies

We have identified the accounting policies and estimates surrounding the “Valuation of Long-Lived and Intangible Assets and Goodwill,” and “Asbestos Litigation” as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to these policies and estimates on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies and estimates affect our reported and expected financial results. Other than the addition of the “Derivative Instruments and Hedging Activities” accounting policy described in Note 2, “Summary of Significant Accounting Policies,” in the notes to our consolidated financial statements (unaudited), which has not been identified as a critical accounting policy, there have been no other material changes made to our accounting policies and estimates from the information provided in Note 1 of the Notes to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Exchange Rate Risk

We have exchange rate exposure primarily with respect to the Canadian Dollar, the Euro, the British Pound, the Polish Zloty, the Hungarian Forint, the Mexican Peso, the Taiwan Dollar, the Chinese Yuan Renminbi and the Hong Kong Dollar.  As of September 30, 2022 and December 31, 2021, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore, the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the incremental effect of such a change on our foreign currency denominated revenues.

Interest Rate Risk

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To reduce our market risk for changes in interest rates on our variable rate borrowings, and to manage a portion of our exposure to changes in interest rates, we occasionally enter into interest rate swap agreements.

In June 2022, we entered into a seven year interest rate swap agreement with a notional amount of $100 million that is to mature in May 2029.  The interest rate swap agreement has been designated as a cash flow hedge of interest payments on $100 million of borrowings under our Credit Agreement. Under the terms of the swap agreement, we will receive monthly variable interest payments based on one month Term SOFR and will pay interest based upon a fixed rate of 2.683% per annum, adjusted upward for the credit spread adjustment in the Credit Agreement of 0.10% and the loan margin in the Credit Agreement of 1.50% at September 30, 2022.

As of September 30, 2022, we had approximately $269.5 million of outstanding borrowings under our credit facilities, of which approximately $169.5 million bears interest at variable rates of interest and $100 million bears interest at fixed rates, after consideration of the interest rate swap agreement entered into in June 2022.  Additionally, we invest our excess cash in highly liquid short-term investments. Based upon our current level of borrowings under our facilities and our excess cash, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate may have an approximate $1.5 million annualized negative impact on our earnings or cash flows.

In addition, we are party to several supply chain financing arrangements, in which we may sell certain of our customers’ trade accounts receivable to such customers’ financial institutions.  We sell our undivided interests in certain of these receivables at our discretion when we determine that the cost of these arrangements is less than the cost of servicing our receivables with existing debt.  During the three months and nine months ended September 30, 2022, we sold $236.3 million and $610.4 million of receivables, respectively.  Depending upon the level of sales of receivables pursuant these agreements, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the margin rate may have an approximate $2.4 million and $6.1 million negative impact on our earnings or cash flows during the three months and nine months ended September 30, 2022, respectively.  The charge related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations.

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

During the quarter ended September 30, 2022, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  We review, document and test our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control – Integrated Framework.  We may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts may lead to various changes in our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to the Company’s purchases of its common stock for the third quarter of 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (2)

July 1 – 31, 2022	70,182	$45.03	70,182	$30,000,000
August 1 – 31, 2022	—	—	—	30,000,000
September 1 – 30, 2022	—	—	—	30,000,000
Total	70,182	$45.03	70,182	$30,000,000

(1)	All shares were purchased through the publicly announced stock repurchase programs in open-market transactions.

(2)
In October 2021, our Board of Directors authorized the purchase of up to $30 million of our common stock under a stock repurchase program.  Stock repurchases under this program, during the year ended December 31, 2022 were 7,000 shares at a total cost of $0.3 million, and during the three and nine months ended September 30, 2022 were 70,182 shares and 692,067 shares of our common stock, respectively, at a total cost of $3.2 million and $29.7 million, respectively, thereby completing the October 2021 Board of Directors authorization.

In July 2022, our Board of Directors authorized the purchase of up to an additional $30 million of our common stock under a new stock repurchase program.  To date, there have been no repurchases of our common stock under the program.

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

STANDARD MOTOR PRODUCTS, INC.
(Registrant)

Date: October 31, 2022	/s/ Nathan R. Iles
Nathan R. Iles
Chief Financial Officer
(Principal Financial and
Accounting Officer)