Form 10-K
period 2022-12-31
STANDARD MOTOR PRODUCTS, INC.
filed 2023-02-22
CIK 93389

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022
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

The aggregate market value of the voting common stock based on the closing price on the New York Stock Exchange on June 30, 2022 (the last business day of registrant’s most recently completed second fiscal quarter) of $44.99 per share held by non-affiliates of the registrant was $872,058,761.  For purposes of the foregoing calculation only, all directors and officers have been deemed to be affiliates, but the registrant disclaims that any of such are affiliates.

As of February 17, 2023, there were 21,588,959 outstanding shares of the registrant’s common stock, par value $2.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report is incorporated herein by reference from the registrant’s definitive proxy statement relating to its annual meeting of stockholders to be held on May 18, 2023.

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

Overview

We are a leading manufacturer and distributor of premium automotive parts used in the maintenance, service and repair of vehicles in the automotive aftermarket industry.  Through organic growth and several recent acquisitions, described further below, we have strengthened our capabilities as a supplier of custom-engineered products for on-highway (commercial and light vehicles) and off-highway (construction and agriculture, and all other) applications.  We sell our products primarily to automotive aftermarket retailers, warehouse distributors, original equipment manufacturers and original equipment service part operations in the United States, Canada, Europe, Asia, Mexico and other Latin American countries.

As of December 31, 2022, we managed our business pursuant to two operating segments, each focusing on a specific line of parts.  Our Engine Management segment generates revenue from the sale of automotive engine parts, including ignition, emission control, fuel, electrical and safety related system products, and wire and cable parts.  Our Temperature Control segment generates revenue from the sale of automotive temperature control systems parts, including air conditioning compressors and other climate control parts.

Beginning in the first quarter of 2023, our business will be organized into three operating segments – Engineered Solutions, Vehicle Control and Temperature Control.

Index
Engineered Solutions is a new operating segment created by carving out all non-aftermarket business from our existing Engine Management and Temperature Control operating segments, which will now solely reflect parts sales to aftermarket channels.  This will provide clarity regarding the unique dynamics and margin profiles of the markets served by each segment.  Our Engineered Solutions segment will supply custom-engineered solutions to vehicle and equipment manufacturers in non-aftermarket end markets, such as-

•	Commercial and Light vehicles

•	Construction

•	Agriculture

•	Power Sports

•	Marine

•	Hydraulics

•	Lawn & Garden

The Engineered Solutions segment sells into highly fragmented global end markets and is expected to provide a platform for future growth. Our growth strategy is long-term and we do not expect growth to be linear given the nature of customized engineering and the period of time between the awarding of new business and start of production. Some of our growth drivers in this segment include:

•	Developing new customer relationships

•	Cross-selling opportunities with existing customers

•	Introducing new products to both new and existing customers

•	Increasing content per unit

Segment offerings include product categories from both of our legacy operating segments, and offer a broad array of conventional and future-oriented technologies, including those that are specific to vehicle electrification as well as those that are powertrain-neutral.

Vehicle Control is the new name for our Engine Management operating segment; it will include our core aftermarket business after the carve out of all non-aftermarket business moved to the new Engineered Solutions operating segment.  Within the Vehicle Control segment there will be three new major product groups:

(1)	Ignition, Emissions & Fuel, which will include the traditional internal combustion engine (ICE) dependent categories;

(2)	Wire Sets & Other, which will include spark plug wire sets and other related products, and are product categories we have noted to be in secular decline based upon product life cycle; and

(3)
Electrical & Safety, which will include powertrain neutral vehicle technologies such as electrical switches/relays, safety related products such as anti-lock brake and vehicle speed sensors, tire pressure monitoring, park assist sensors, and advanced driver assistance components.

Our Temperature Control operating segment remains substantially unchanged, as only a small portion of its business will be moved to Engineered Solutions, and this legacy aftermarket business segment is poised to benefit from the broader adoption of more complex AC systems.  Those systems will provide passenger comfort regardless of the vehicles powertrain propulsion, and are being developed to cool batteries and other products used on electric vehicles.  Segment offerings will continue to provide thermal products in the aftermarket business under two major product groups:

Index
(1)	AC System Components, which includes compressors, connecting lines, heat exchangers, and expansion devices

(2)	Other Thermal Components, which includes parts that provide engine, transmission, electric drive motor, and battery temperature management

This change will better align our operating segments with our strategic focus on diversification, and provide greater transparency into how we are positioned to capture growth opportunities of the future. The change will also better reflect the impact of our recent acquisitions.

The following table summarizes both our reporting structure during 2022 and our planned 2023 reporting structure:

Operating Segments as of 2022	Planned Operating Segments in 2023
Engine Management:	Vehicle Control (Aftermarket):
Ignition, Emissions, Fuel & Safety	Ignition, Emissions & Fuel
Wire and Cable	Wire Sets and Other
Electrical & Safety

Temperature Control:	Temperature Control (Aftermarket):
Compressors	AC System Components
Other Climate Control Parts	Other Thermal Components

Engineered Solutions (non-Aftermarket):
Commercial Vehicle
Light Vehicle
Construction & Agriculture
All Other

 Our Business Strategy

The automotive aftermarket is a mature industry with participants that manufacture, distribute and sell vehicle replacement parts to professional technicians and to individual consumers, who perform “do-it-yourself” repairs on their personal vehicles.  While generally a stable industry, the aftermarket tends to be influenced by trends such as the number of vehicles on the road, the average age of vehicles on the road, and the total number of miles driven per year.  Weather extremes like unseasonably hot or cool temperatures in the summer can also have an impact on aftermarket product demand.

Other economic factors such as the level of new vehicle sales and production rates, which more recently have been impacted by global supply chain disruptions, can have a more direct impact on the on-highway and off-highway end markets we supply, such as commercial and light vehicles, construction, agricultural, power sports and others. Typically, these economic factors have a more indirect impact on the aftermarket.

While approximately 80% of our business is to the automotive aftermarket, we seek to enhance and diversify our business through the following:

•	Leveraging our manufacturing and distribution capabilities to secure additional business globally

•	Supporting the service part operations of vehicle and equipment manufacturers with value-added services and product support for the life of the part

•	Developing new product lines that complement our existing product offering and that have the potential for high growth

•	Expanding our product offering in the medium and heavy duty, commercial vehicle, construction and agricultural equipment, power sports, and other end markets

•	Executing our acquisition strategy

Index
In 2021, we completed three acquisitions that expanded our business into specialized non-aftermarket end markets that complement our core aftermarket business.  In addition to providing access to product technologies suitable to the aftermarket, and manufacturing and engineering capabilities to support our operating strategy to bring more product manufacturing in-house, these acquisitions provide geographic expansion in Europe and Asia.

 With over 100 years in business, we believe that our success is attributable to our focus on being a key strategic partner to our customers, and in doing so provide:

•	Professional grade products and solutions within our areas of expertise.

•	Comprehensive product coverage for all vehicles on the road through our offering of professional grade engine management and temperature control products.

•	Supplier and customer focused initiatives designed to improve order fill rate and maintain high levels of product availability

•	Expanding our product coverage to include a broader product mix in categories such as

o	Electrification, including electric vehicles (EVs) and hybrid electric vehicles (HEVs),

o	Connectivity and safety related products, such as

➢	anti-lock brake (ABS)

➢	vehicle speed sensors

➢	tire pressure monitoring

➢	park assist sensors

➢	advanced driver assistance components to meet the needs of our customers

In 2022, we introduced approximately 2,400 new products to the aftermarket, of which approximately two-thirds were powertrain neutral. We support our products with superior value-added services provided by our marketing and sales teams that provides our customers with offerings such as data-driven category management, technical support as well as product selection, assortment and application support for all of our products.  In addition, we have a team dedicated to providing technical training, in-person and virtually, on diagnosing and repairing vehicles equipped with complex systems.

We are committed to expanding our design, engineering and manufacturing capabilities, and vertically integrating production processes to bring more manufacturing in-house.  We engineer, tool and manufacture many of the products we offer for sale and the components used in their assembly.  We have found this level of vertical integration, in combination with our manufacturing footprint in low cost regions, provides advantages in terms of the cost, quality and availability of our products.

Examples of vertically integrated processes:
➢ plastic molding operations	➢ automated electronics assembly
➢ stamping and machining operations	➢ design and fabrication of processing and test equipment
➢ wire extrusion	➢ teardown, diagnostics and rebuilding of remanufactured air conditioning compressors, diesel injectors and diesel pumps

We also believe that our technical capabilities have afforded us opportunities to expand our product coverage in our core aftermarket business and in the non-aftermarket end markets we supply for on-highway and off-highway applications, and have better positioned us to satisfy customer demand for both traditional, internal combustion engine (or ICE) applications, and non-ICE (electric or hybrid electric) applications.

Index
Our manufacturing footprint is geographically diverse with a greater presence in North America and Europe compared to many of our peers. We leverage our footprint to improve our cost position by locating labor-intensive processes within our low-cost plants, and by investing in automation and undertaking continuous improvement initiatives in our domestic facilities.

Our Products & Services

The following describes our business more particularly under our existing operating segments as of December 31, 2022 – Engine Management and Temperature Control.  Our periodic reports for the first quarter of 2023 and reporting periods thereafter will focus on our new reporting structure and operating segments as of the first quarter of 2023 – Engineered Solutions, Vehicle Control and Temperature Control.

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

Ignition, Emission Control, Fuel & Safety Related System Products.  Replacement parts for ignition, emission, fuel and safety related systems accounted for $824.7 million, or 60%, of our consolidated net sales in 2022, $786.5 million, or 61%, of our consolidated net sales in 2021, and $691.7 million, or 61%, of our consolidated net sales in 2020.

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

Index
Wire & Cable Products.  Wire and cable parts accounted for $150.6 million, or 11%, of our consolidated net sales in 2022, $151.4 million, or 12%, of our consolidated net sales in 2021, and $144 million, or 13%, of our consolidated net sales in 2020.  These products include spark plug wire sets, battery cables, pigtails, sockets and a wide range of electrical wire, terminals, connectors and tools for servicing an automobile’s electrical system.

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

In 2014, we formed Foshan GWOYNG SMP Vehicle Climate Control & Cooling Products Co. Ltd., a China-based joint venture that manufactures light vehicle and heavy duty air conditioning accumulators, filter driers, hose assemblies, and switches.

In 2017, we formed Foshan FGD SMP Automotive Compressor Co., Ltd., a China-based joint venture that manufactures light vehicle and heavy duty belt driven air conditioning compressors.

In 2019, we acquired a minority interest ownership position in Foshan Che Yijia New Energy Technology Co., Ltd., a China-based manufacturer of electric air conditioning compressors.

We believe these transactions enhance our position as a basic low-cost manufacturer and leading supplier of temperature control products and create opportunity for growth in the China OE market. The joint ventures also provide complementary manufacturing capabilities and opportunities for synergy with our other manufacturing facilities, which we believe results in a more reliable supply of products, supporting our customers’ needs for consistent and reliable service levels.

In 2022, we acquired Kade Trading GmbH, a supplier of temperature control products throughout Europe.  We believe this acquisition provides synergies to our other recent acquisitions in 2021 into specialized end markets, and an entry point into the European market for our temperature control products with a strong focus on the continuing electrification of thermal systems.

Compressors.  Compressors accounted for $222.5 million, or 16%, of our consolidated net sales in 2022, $206.7 million, or 16%, of our consolidated net sales in 2021, and $163.1 million, or 14%, of our consolidated net sales in 2020. Included in consolidated net sales for the compressor product line is the revenue generated from the sale of kits.

Other Climate Control Parts.  Other climate control parts accounted for $159.8 million, or 12%, of our consolidated net sales in 2022, $141.7 million, or 11%, of our consolidated net sales in 2021, and $118.9 million, or 11%, of our consolidated net sales in 2020.

Index
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

Our three largest individual customers accounted for approximately 59% of our consolidated net sales in 2022.  During 2022, O’Reilly, AutoZone and NAPA accounted for 27%, 17%, and 15% of our consolidated net sales, respectively. Net sales from each of these customers were reported in both our Engine Management and Temperature Control Segments.

Competition

The automotive aftermarket industry is comprised of a large number of diverse manufacturers varying in product specialization and size.  In addition to manufacturing, aftermarket companies must allocate resources towards a dynamic distribution process in order to maintain the flexibility and responsiveness on which their customers depend.  Aftermarket manufacturers must be efficient producers of small lot sizes, and must distribute, with rapid turnaround times, products for nearly all domestic and import vehicles on the road today.

We compete primarily on the basis of product quality, product availability, value-added services, product coverage, order turn‑around time, order fill rate, technical support and price.  We believe we differentiate ourselves from our competitors primarily through:

•	a value‑added, knowledgeable sales force;

•	continuous product development, engineering & technical advancement;

•	extensive market leading product coverage in conjunction with market leading brands;

•	knowledgeable category management, including inventory stocking recommendations for our distributors to get the right parts on the shelf for their marketplace;

•	rigorous product qualification standards to ensure that our parts meet or exceed exacting performance specifications;

•	sophisticated parts cataloging systems, including catalogs available online through our website and our mobile application;

•	inventory levels and responsive logistical systems sufficient to meet the critical delivery requirements of customers;

•	breadth of manufacturing capabilities; and

•	award-winning marketing programs, sales support and technical training.

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

Index
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

We sell our products primarily in the United States, with additional sales in Canada, Europe, Asia, Mexico and other Latin American countries.  Our sales are substantially denominated in U.S. dollars.  For information on revenues and long-lived assets by geographic area, see Note 21 “Industry Segment and Geographic Data” of the Notes to Consolidated Financial Statements in Item 8 of this Report.

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

Index
Seasonality

Historically, our operating results have fluctuated by quarter, with the greatest sales occurring in the second and third quarters of the year and revenues generally being recognized at the time of shipment.  It is in these quarters that demand for our products is typically the highest, specifically in the Temperature Control Segment of our business.  In addition to this seasonality, the demand for our Temperature Control products during the second and third quarters of the year may vary significantly with the summer weather and customer inventories, as evidenced by the strong customer demand in 2022 fueled by the record heat across the country in 2022 and the replenishment of customer inventory levels after very warm summer conditions in 2021.  While the COVID-19 pandemic caused large shifts in sales demand between quarters in 2020, our business returned to a more normalized pattern of seasonality and variability in demand of our Temperature Control products in 2022 and 2021.  As such, our working capital typically peaks near the end of the second quarter, as the inventory build-up of air conditioning products was converted to sales, and payments on the receivables associated with such sales were yet to be received.  During this period, our working capital requirements were funded by borrowing from our revolving credit facility in our Credit Agreement.

Working Capital and Inventory Management

We seek continuous improvements in our inventory management system, which are designed to reduce inventory requirements and enhance our ability to compete on the basis of product availability, product coverage, order turn‑around time and order fill rate.  We have a pack‑to‑order distribution system, which permits us to retain slow moving items in a bulk storage state until a related order is received.  This system reduces the volume of a given part in inventory.  We also expanded our inventory management system to improve inventory deployment, enhance our collaboration with customers on forecasts and inventory assortments, and further integrate our supply chain with both our customers and suppliers.

We face inventory management issues as a result of overstock returns.  We permit our customers to return new, undamaged products within customer-specific limits (which are generally limited to a specified percentage of their annual purchases from us) in the event that they have overstocked their inventories.  In addition, the seasonality of our Temperature Control Segment requires that we increase our inventory during the winter season in preparation of the summer selling season.  We accrue for overstock returns as a percentage of sales after giving consideration to recent returns history.

Our profitability and working capital requirements are seasonal due to our sales mix of Temperature Control products.  Our working capital requirements typically peak near the end of the second quarter, as the inventory build‑up of air conditioning products is converted to sales and payments on the receivables associated with such sales have yet to be received.  These increased working capital requirements are funded by borrowings from our revolving credit facility in our Credit Agreement.  In 2022, we strategically increased inventory levels to help offset potential supply chain risks associated with extended lead times and delays transporting our product.

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

Index
We believe there is an adequate supply of primary raw materials and cores; however, disruptions in the global economy have impeded global supply chains, resulting in longer lead times and delays in procuring component parts and raw materials, and inflationary cost increases in certain raw materials, labor and transportation.  In response to the global supply chain volatility and inflationary cost increases, we have taken, and continue to take, several actions to mitigate the impact by working closely with our suppliers and customers to minimize any potential adverse impacts on our business, including initiating cost savings initiatives and the pass through of higher costs to our customers, which began in the fourth quarter of 2021.  We believe that we have also benefited from our geographically diversified manufacturing footprint and our strategy to bring more product manufacturing in-house, especially with respect to product availability and fill rates.

Environmental, Social and Governance (ESG) and Human Capital

We support and seek continuous improvement in the pursuit of environmental, social and corporate governance (ESG) practices that embody our culture and what we believe it means to be a good corporate citizen.

Our Culture

Our Company was founded in 1919 on the values of integrity, common decency and respect for others.  These values are embodied in our Code of Ethics, which has been adopted by the Board of Directors of the Company to serve as a statement of principles to guide our decision-making and reinforce our commitment to these values in all aspects of our business.  These values also serve as the foundation for our continued focus on many important environmental, social and governance issues, such as environmental stewardship and our efforts to identify and implement practices that reduce our environmental impact while achieving our business goals; our attention to diversity, equity and inclusion, employee development, retention, and health and safety; and our community engagement initiatives, to name a few.

Environmental Stewardship

We have made significant strides with respect to our ESG initiatives, building awareness of the environmental impact of our operations, and challenging ourselves to reduce our impact by reducing our usage of energy and water, reducing our generation of waste, increasing our recycling efforts and reducing our Scope 1 and Scope 2 greenhouse gas emissions (“GHG”).

As a leading manufacturer and distributor of premium parts used in the maintenance, service and repair of vehicles, we are proud of the role our parts play in replacing failed components that are necessary for vehicles to operate safely and efficiently, and in extending the service life of vehicles on the road.  We believe our product offering also contributes to a greener car parc through several key product categories that are critical components in automotive systems designed to improve fuel economy and reduce harmful emissions, such as fuel injectors, exhaust gas recirculation valves, sensors and tubes, and evaporative emission control system components. We also bring to market alternative energy products, which utilize cleaner burning fuels or are designed for electric or hybrid electric vehicles.

Our remanufacturing processes divert certain types of used automotive products from traditional waste streams and reprocess them for their original purpose.  We remanufacture key product categories within our offering, such as air conditioning compressors, diesel injectors and diesel pumps, resulting in the production of premium automotive products within these categories through processes that we believe save energy and reduce waste.

Index
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

As of December 31, 2022, we employed approximately 4,900 people, with 2,000 people in the United States and 2,900 people in Mexico, Canada, Poland, the U.K., Germany, Hungary, China, Hong Kong and Taiwan.  Of the 4,900 people employed, approximately 2,500 people are production employees.  We operate primarily in non‑union facilities and have binding labor agreements with employees at other unionized facilities.  We have approximately 75 production employees in Edwardsville, Kansas who are covered by a contract with The International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) that expires in August 2026.  We also have approximately 1,400 employees in Mexico who are covered under union agreements negotiated at various intervals. For clarification, the employee numbers described above exclude the employees of our joint venture operations.

Although the COVID-19 pandemic has led to some challenges in finding adequate labor, generally we believe that our facilities are in labor markets with ready access to adequate numbers of skilled and unskilled workers, and we believe our relations with our union and non‑union employees are good.

Diversity, Equity, Inclusion, and Belonging.  We believe that a diverse workforce is critical to our success, and we continue to focus on the hiring, retention and advancement of women and underrepresented populations.  Our recent efforts have been focused in three areas: inspiring innovation through an inclusive and diverse culture; expanding our efforts to recruit and hire world-class diverse talent; and identifying strategic partners to accelerate our inclusion and diversity programs.  Over the last 5 years, approximately 50+% of our hires and promotions have been women or racially diverse individuals.  To further our commitment to diversity, in 2021, we established a Diversity, Equity, Inclusion, and Belonging steering committee to develop key structures within our organization to promote equality, inclusion and awareness among our employees.

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

Talent Development.  We invest significant resources to develop the talent of our high potential employees.  We deliver numerous training opportunities, provide rotational assignment opportunities, offer continuous learning and development, and implement methodologies to manage performance, provide feedback and develop talent opportunities for talent.

Index
Our talent development programs are designed to provide employees with the resources they need to help achieve their career goals, build management skills and lead their organizations.  We provide a series of employee workshops and mentoring programs that support professional growth and development.  Our annual review process encourages manager and employee conversations throughout the year to enhance growth and development.

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

Our volunteering efforts include organizing blood drives with the American Red Cross, and fundraising for the March of Dimes, United Way, and many others.  In 2022, we collaborated with our employees to donate over $135,000 to local community organizations, schools, shelters, Ukraine, Project Hope, AACF, Habitat for Humanity, Love Independence, local parks, and Toys for Tots.  We are a lifetime trustee of the University of the Aftermarket Foundation (“UAF”), and we donate $10,000 annually to fund scholarships to support the next generation of technicians and automotive professionals, which we believe is an important way to sustain and give back to our industry.  We are also proud to sponsor annual scholarship contests for future automotive technicians, including our Women in Auto Care scholarship that aims to empower women entering the automotive industry.  Since our first scholarship contest in 2015, we have awarded $275,000 in scholarships.  We have continued to expand our scholarship program, and in 2022, we awarded four students each with a $5,000 scholarship to Women in AutoCare and to Blue Streak Better Then, Better Now Scholarship.  We continue to encourage participation in these initiatives as we believe they are essential in the support of our core values.

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

Continued Commitment

With each year, we intend to further our commitment to ESG initiatives, improving our environmental stewardship, finding ways to give back to our communities, and enhancing the diversity and inclusion of our workforce while offering opportunities for development.  Information on our ESG initiatives can be found in our most current sustainability report and on our corporate website at ir.smpcorp.com under “Environmental & Social Responsibility” and at smpcares.smpcorp.com.  Information in our sustainability report and on our corporate websites regarding our ESG initiatives are referenced for general information only and are not incorporated by reference in this Report.

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

Our three largest individual customers accounted for approximately 59% of our consolidated net sales in 2022.  During 2022, O’Reilly, AutoZone and NAPA accounted for 27%, 17% and 15% of our consolidated net sales, respectively. The loss of one or more of these customers or, a significant reduction in purchases of our products from any one of them could have a materially adverse impact on our business, financial condition and results of operations.  In addition, any consolidation among our key customers may further increase our customer concentration risk.

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

In addition to this seasonality, the demand for our Temperature Control products during the second and third quarters of the year may vary significantly with the summer weather and customer inventories, as evidenced by the strong customer demand in 2022 fueled by the record heat across the country in 2022 and the replenishment of customer inventory levels after very warm summer conditions in 2021.  While the COVID-19 pandemic caused large shifts in sales demand between quarters in 2020, our business has returned to a more normalized pattern of seasonality and variability in demand of our Temperature Control products in 2022 and 2021.  As such, our working capital typically peaks near the end of the second quarter, as the inventory build‑up of air conditioning products was converted to sales, and payments on the receivables associated with such sales were yet to be received.  During this period, our working capital requirements were funded by borrowing from our revolving credit facility in our Credit Agreement.

Index
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

At December 31, 2022, 1,530 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through December 31, 2022, the amounts paid for settled claims and awards of asbestos-related damages, including interest, were approximately $64.6 million.  A substantial increase in the number of new claims, or increased settlement payments, or awards of asbestos-related damages, could have a material adverse effect on our business, financial condition and results of operations.

Index
In accordance with our policy to perform an annual actuarial evaluation in the third quarter of each year, an actuarial study was performed as of August 31, 2022.  Based upon the results of the August 31, 2022 actuarial study, and all other available information to us, we increased our asbestos liability to the low end of the range, and recorded an incremental pre-tax provision of $18.5 million in earnings (loss) from discontinued operations in the accompanying statement of operations.  The results of the August 31, 2022 study included an estimate of our undiscounted liability for settlement payments and awards of asbestos-related damages, excluding legal costs, ranging from $68.8 million to $111.6 million for the period through 2065.  Future legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operations in the accompanying statement of operations, are estimated, according to the August 31, 2022 study, to range from $53.2 million to $105.7 million for the period through 2065.

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

We expect to realize the continued benefit of discretionary cost reduction measures, along with the continued cost savings anticipated from several ongoing and/or recently completed restructuring and integration initiatives.  Due to factors outside our control, such as the adoption or modification of domestic and foreign laws, regulations or policies, we may not be able to achieve the level of benefits that we expect to realize in these initiatives, or we may not be able to realize these benefits within the time frames we currently expect.  Our ability to achieve any anticipated cost savings could be affected by a number of factors such as changes in the amount, timing and character of charges related to such initiatives, or a substantial delay in the completion of such initiatives.  Failure to achieve the benefits of our cost saving initiatives could have a material adverse effect on us.  Our cost savings is also predicated upon maintaining our sales levels.

Severe weather, natural disasters and other disruptions could adversely impact our operations at our manufacturing and distribution facilities.

Severe weather conditions and natural disasters, such as hurricanes, tornados, earthquakes and floods, could damage our properties and effect our operations, particularly our major manufacturing and distribution operations at foreign facilities in Canada, China, Mexico, Poland, Germany and Hungary and at our domestic facilities in Florida, Indiana, Kansas, South Carolina, Texas, Virginia, and Wisconsin.  Moreover, global climate change may cause these natural disasters to occur more frequently and/or with more intense effects, which could prevent us from, or cause delays in our ability to, manufacture and deliver products to our customers, and/or cause us to incur additional costs.

Index
In addition, our business and operations could be materially adversely affected in the event of other serious disruptions at these facilities due to fire, electrical blackouts, power losses, telecommunications failures, terrorist attack or similar events.  Any of these occurrences could impair our ability to adequately manufacture or supply our customers due to all or a significant portion of our equipment or inventory being damaged.  If our existing manufacturing or distribution facilities become incapable of producing and supplying products for any reason, we may not be able to satisfy our customers’ requirements and we may lose revenue and incur significant costs and expenses that may not be recoverable through our business interruption insurance.

Disruptions in the supply of raw materials, manufactured components, or equipment could materially and adversely affect our operations and cause us to incur significant cost increases.

We source various types of raw materials, finished goods, equipment, and component parts from suppliers as part of a global supply chain, and we may be materially and adversely affected by the failure of those suppliers to perform as expected.  Although we have had an adequate supply of purchased supplier raw materials, finished goods, equipment and component parts, disruptions in the global economy have impeded global supply chains, resulting in longer lead times and delays in procuring component parts and raw materials, and inflationary cost increases in certain raw materials, labor and transportation.  In response to the global supply chain volatility and inflationary cost increases, we have taken, and continue to take, several actions to mitigate the impact by working closely with our suppliers and customers to minimize any potential adverse impacts on our business, including initiating cost savings initiatives and the pass through of higher costs to our customers, which began in the fourth quarter of 2021.  We expect these inflationary trends to continue for some time, and while we believe that we will be able to somewhat offset the impact, there can be no assurances that unforeseen future events in the global supply chain affecting the availability of materials and components, and/or increasing commodity pricing, will not have a material adverse effect on our business, financial condition and results of operations.

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

We rely on information technology systems throughout our organization to conduct day-to-day business operations, including the management of our supply chain and our purchasing, receiving and distribution functions.  We also routinely use our information technology systems to send, receive, store, access and use sensitive data relating to our Company and its employees, customers, suppliers, and business partners, including intellectual property, proprietary business information, and other sensitive materials.  Additionally, we rely on our information technology systems to enable many of our employees to work remotely as a result of new policies and practices enacted by us.

Index
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

Our revenue and results of operations may suffer upon the bankruptcy, insolvency or other credit failure of a significant customer.

Most of our customers buy products from us on credit. We extend credit to customers and offer extended payment terms based upon competitive conditions in the marketplace and our assessment and analysis of creditworthiness. General economic conditions, competition and other factors may adversely affect the solvency or creditworthiness of our customers. Inflationary cost increases in raw materials, labor and transportation and a general worsening of economic conditions has put financial pressure on many of our customers and may threaten certain customers’ ability to maintain liquidity sufficient to repay their obligations to us as they become due. The bankruptcy, insolvency or other credit failure of any customer that has a substantial amount owed to us could have a material adverse effect on our operating revenue and results of operations. In January 2023, one of our customers filed a petition for bankruptcy. In connection with the bankruptcy filing, we recorded a $7 million charge in 2022 to reduce our outstanding accounts receivable balance from the customer to our estimated recovery amount.

Index
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

The utility of the supply chain financing arrangements also depends upon a benchmark reference rate for the purpose of determining the discount rate on the sale of the underlying trade accounts receivable.  If the benchmark reference rate increases significantly, we may be negatively impacted as we may not be able to pass these added costs on to our customers, which could have a material and adverse effect upon our financial condition, results of operations and cash flows.  Depending upon the level of sales of receivables pursuant these agreements, a hypothetical, instantaneous and unfavorable change of 100 basis points in the reference rate may have an approximate $8.1 million negative impact on our earnings or cash flows.

A significant increase in our indebtedness, or in interest rates, could negatively affect our financial condition, results of operations and cash flows.

We have a Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders, which we refer to throughout this Report as our Credit Agreement. The Credit Agreement provides for a $500 million credit facility comprised of a $100 million term loan facility (the “term loan”) and a $400 million multi-currency revolving credit facility available in U.S. Dollars, Euros, Sterling, Swiss Francs, Canadian Dollars and other currencies as agreed to by the administrative agent and the lenders (the “revolving facility”).   As of December 31, 2022, our total outstanding indebtedness was $239.6 million, including outstanding borrowings under the Credit Agreement of $239.5 million, consisting of current borrowings of $55 million and long-term borrowings of $184.5 million.

Borrowings under our Credit Agreement bear interest, at the Company’s election, at a rate per annum equal to Term SOFR plus 0.10% plus an applicable margin, or an alternate base rate plus an applicable margin, where the alternate base rate is the greater of the prime rate, the federal funds effective rate plus 0.50%, and one-month Term SOFR plus 0.10% plus 1.00%. The applicable margin for the term benchmark borrowings ranges from 1.0% to 2.0%, and the applicable margin for alternate base rate borrowings ranges from 0% to 1.0%, in each case, based on the total net leverage ratio of the Company and its restricted subsidiaries.

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

In addition, the Company’s obligations under the Credit Agreement are guaranteed by its material domestic subsidiaries (each, a “Guarantor”), and secured by a first priority perfected security interest in substantially all of the existing and future personal property of the Company and each Guarantor, subject to certain exceptions.  The collateral security described above also secures certain banking services obligations and interest rate swaps and currency or other hedging obligations of the Company owing to any of the then existing lenders or any affiliates thereof.  Concurrently with the Company’s entry into the Credit Agreement, the Company also entered into a seven year interest rate swap agreement with Wells Fargo Bank, N.A., Co-Syndication Agent and lender under the Credit Agreement, on $100 million of borrowings under the Credit Agreement.  The interest rate swap agreement matures in May 2029.

Index
The Credit Agreement contains customary covenants limiting, among other things, the incurrence of additional indebtedness, the creation of liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other payments in respect of equity interests, acquisitions, investments, loans and guarantees, subject, in each case, to customary exceptions, thresholds and baskets.  The Credit Agreement also contains customary events of default.  If we were default on any of these covenants, or on any of our indebtedness, if interest rates were to significantly increase, or the financial institution that is a party to our interest rate swap agreement were to default, or if we are unable to obtain necessary liquidity, our business could be adversely affected.

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

Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our Credit Agreement will be adequate to meet our future liquidity needs for at least the next twelve months. Significant assumptions underlie this belief, including, among other things, that we will be able to mitigate the future impact, if any, of disruptions in the supply chain caused by the COVID-19 pandemic, Russia’s invasion of the Ukraine and the resultant sanctions imposed by the U.S. and other governments that may lead to a further increase in inventories to support our customers, and significant inflationary cost increases in raw materials, labor and transportation, and that there will be no material adverse developments in our business, liquidity or capital requirements.  If we are unable to fund our operations through earnings or external financing, we will be forced to adopt an alternative strategy that may include actions such as:

•	deferring, reducing or eliminating future cash dividends;

•	reducing or delaying capital expenditures or restructuring activities;

•	reducing or delaying research and development efforts;

•	selling assets;

•	deferring or refraining from pursuing certain strategic initiatives and acquisitions;

•	refinancing our indebtedness; and

•	seeking additional funding.

Index
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

Index
The nature of our operations exposes us to the risk of claims with respect to such matters, and we can give no assurance that violations of such laws have not occurred or will not occur or that material costs or liabilities will not be incurred in connection with such claims.  We are currently monitoring our environmental remediation efforts at one of our facilities and our reserve balance related to the environmental clean-up at this facility is $1.5 million at December 31, 2022.  The environmental testing and any remediation costs at such facility may be covered by several insurance policies, although we can give no assurance that our insurance will cover any environmental remediation claims.  We also maintain insurance to cover our existing U.S. and Canadian facilities. We can give no assurance that the future cost of compliance with existing environmental laws and the liability for known environmental claims pursuant to such environmental laws will not give rise to additional significant expenditures or liabilities that would be material to us. In addition, future events, such as new information, changes in existing environmental laws or their interpretation, and more vigorous enforcement policies of federal, state or local regulatory agencies, may have a material adverse effect on our business, financial condition and results of operations.

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

The global outbreak of the novel coronavirus (COVID-19) pandemic created significant volatility, uncertainty and economic disruption in many countries in which we operate, including the United States, Mexico, Canada, Poland, Germany, Hungary and China.  We believe customer demand for our products and customer preferences regarding product mix and distribution channels were also impacted as a result of the pandemic, and significant uncertainty exists with respect to the general economic conditions as we emerge from the pandemic, including rising inflation, disruptions in the supply chain and a possible national or global recession.  If customer demand were to decrease in future periods, or if customer preferences regarding product mix and distribution channels were to change, we may be required to adjust and reduce production volumes and implement cost reduction and cash preservation initiatives, including potential reductions in capital expenditures and employee furloughs, which could have a material adverse impact on our business, results of operations and financial condition.

Index
In certain countries in which we operate, national, state and local governments implemented a variety of measures in response to the COVID-19 pandemic.  Many of these restrictions have been eased, however, there can be no guarantee that they will not be implemented in the future.  Any restrictions or limitations on our ability to perform such operations could have a material adverse effect on our business, results of operations and financial condition.

Furthermore, the COVID-19 pandemic and other public health crises could have a material adverse effect on the business, operations and financial condition of our customers, suppliers and other supply chain partners as a result of the governmental measures described above, disruptions to their business and operations for reasons similar to those described above, and their ability to manage and mitigate the adverse effects of these and other risks unique to their business and operations that may arise as a result of the pandemic.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We maintain our executive offices in Long Island City, New York. The table below describes our principal facilities as of December 31, 2022.

Location	State or Country	Principal Business Activity	Approx. Square Feet	Owned or Expiration Date of Lease¹

		Engine Management
Ft. Lauderdale	FL	Distribution	23,300	Owned
Ft. Lauderdale	FL	Distribution	30,000	Owned
Mishawaka	IN	Manufacturing	153,100	Owned
Edwardsville	KS	Distribution	363,500	Owned
Independence	KS	Manufacturing	337,400	Owned
Long Island City	NY	Administration	75,800	2033
Greenville	SC	Manufacturing	184,500	Owned
Disputanta	VA	Distribution	411,000	Owned
Sheboygan Falls	WI	Manufacturing	22,000	2025
Milwaukee	WI	Manufacturing	84,000	2028
Wuxi	China	Manufacturing	27,600	2023
Kirchheim-Teck	Germany	Distribution	27,500	2031
Pécel	Hungary	Manufacturing	33,500	2031
Reynosa	Mexico	Manufacturing	175,000	2025
Reynosa	Mexico	Manufacturing	153,000	2023
Tijuana	Mexico	Manufacturing	37,500	2023
Tijuana	Mexico	Distribution	13,800	2023
Bialystok	Poland	Manufacturing	142,400	2027

		Temperature Control
McAllen	TX	Distribution	120,300	2027
Lewisville	TX	Administration and Distribution	415,000	2024
St. Thomas	Canada	Manufacturing	42,500	Owned
Reynosa	Mexico	Manufacturing	82,000	2026
Reynosa	Mexico	Manufacturing	117,500	2026
Reynosa	Mexico	Manufacturing	111,800	2024

		Other
Mississauga	Canada	Administration and Distribution	82,400	2028
Irving	TX	Training Center	13,400	2027

¹It is our intention to extend the leases that are set to expire in 2023.

Index
ITEM 3.	LEGAL PROCEEDINGS

The information required by this Item is incorporated herein by reference to the information set forth in Item 8, “Financial Statements and Supplementary Data” of this Report under the captions “Asbestos” and “Other Litigation” appearing in Note 23, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements in Item 8 of this Report.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades publicly on the New York Stock Exchange (“NYSE”) under the trading symbol “SMP.”  The last reported sale price of our common stock on the NYSE on February 17, 2023 was $41.17 per share.  As of February 17, 2023, there were 518 holders of record of our common stock.

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

There have been no unregistered offerings of our common stock during the fourth quarter of 2022.

Index
Stock Performance Graph

The following graph compares the five year cumulative total return on the Company’s Common Stock to the total returns on the Standard & Poor’s 500 Stock Index and the S&P 1500 Auto Parts & Equipment Index, which is a combination of automotive parts and equipment companies within the S&P 400, the S&P 500 and the S&P 600.  The graph shows the change in value of a $100 investment in the Company’s Common Stock and each of the above indices on December 31, 2017 and the reinvestment of all dividends. The comparisons in this table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Company’s Common Stock or the referenced indices.

	SMP	S&P 500	S&P 1500 Auto Parts & Equipment Index
2017	100	100	100
2018	110	96	69
2019	123	126	92
2020	94	149	113
2021	125	192	138
2022	85	157	93

* Source: S&P Capital IQ

Index
ITEM 6.	(RESERVED)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Financial Performance

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto. This discussion summarizes the significant factors affecting our results of operations and the financial condition of our business during each of the fiscal years in the three-year period ended December 31, 2022.
	December 31,
(In thousands, except per share data)	2022	2021	2020

Net sales	$1,371,815	$1,298,816	$1,128,588
Gross profit	382,539	376,931	336,655
Gross profit %	27.9%	29%	29.8%
Operating income	104,135	128,999	108,895
Operating income %	7.6%	9.9%	9.6%
Earnings from continuing operations before income taxes	98,332	130,465	107,379
Provision for income taxes	25,206	31,044	26,962
Earnings from continuing operations	73,126	99,421	80,417
Loss from discontinued operations, net of income taxes	(17,691)	(8,467)	(23,024)
Net earnings	55,435	90,954	57,393
Net earnings attributable to noncontrolling interest	84	68	—
Net earnings attributable to SMP	55,351	90,886	57,393
Per share data attributable to SMP – Diluted:
Earnings from continuing operations	$3.30	$4.39	$3.52
Discontinued operations	(0.80)	(0.37)	(1.01)
Net earnings per common share	$2.50	$4.02	$2.51

Consolidated net sales for 2022 were $1,371.8 million, an increase of $73 million, or 5.6% compared to net sales of $1,298.8 million in 2021, and an increase of $170.2 million, or 15.1%, compared to net sales of $1,128.6 million in 2020.  Consolidated net sales increased in both our Engine Management and Temperature Control Segments.

The increase in net sales in 2022 reflects the favorable impact of multiple factors including:

•	the price increases in both our segments, which were implemented to pass through inflationary increases in raw materials, distribution and labor costs,

•	incremental net sales in our Engine Management Segment from our soot sensor, Trombetta and Stabil acquisitions, and

•
continued strong customer demand in both our segments, and in particular in our Temperature Control Segment where the elevated customer demand we saw in 2021 held firm in 2022 fueled by record heat across the country and the replenishment of customer inventory levels after very warm summer conditions in 2021.

Gross margins as a percentage of net sales in 2022 was 27.9% as compared to 29% in 2021 and 29.8% in 2020.  Although the gross margin percentage decreased in 2022, gross margin dollars increased in 2022 to $382.5 million compared to $376.9 million in 2021 and $336.7 in 2020.  The gross margin decrease as a percentage of sales in 2022 reflects the impact of lower fixed cost absorption due to lower and more normalized production, inflationary cost increases in raw materials, labor and transportation, which were somewhat offset by increased pricing, the higher mix of non-aftermarket parts sales from recent acquisitions, which have a different profile than our aftermarket business with lower gross margins but comparable operating margin, and higher freight and related expenses resulting from higher inventory levels.  While we anticipate continued margin pressure resulting from inflationary cost increases, we believe that our annual cost initiatives and our ability to pass through higher prices to our customers, will help to mitigate the impact of the inflationary increases on our margins.

Index
Operating margin as a percentage of net sales in 2022 was 7.6% as compared to 9.9% in 2021 and 9.6% in 2020.  Included in our operating margin were selling, general and administrative expenses (“SG&A”) of $276.6 million, or 20.2% of net sales in 2022, $247.5 million, or 19.1% of net sales in 2021, and $224.7 million, or 19.9% of net sales in 2020.  The higher SG&A expenses in 2022 is principally due to the impact of (1) higher interest rate related costs of $20.6 million incurred in our supply chain financing arrangements, (2) the impact of the $7 million charge recorded in 2022 to reduce our outstanding accounts receivable balance from one of our customers that filed a petition for bankruptcy in January 2023 to our estimated recovery amount, (3) incremental expenses of $7.2 million from our soot sensor, Trombetta and Stabil acquisitions, including amortization of intangible assets acquired, and (4) inflationary cost increases resulting in higher distribution and freight costs.  SG&A expenses in 2022 were favorably impacted by the higher mix of non-aftermarket parts sales from recent acquisitions, which have a different profile than our aftermarket business with lower SG&A expenses as a percentage of sales.

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

We have made significant strides with respect to our ESG initiatives, building awareness of the environmental impact of our operations, and challenging ourselves to reduce our impact by reducing our usage of energy and water, reducing our generation of waste, increasing our recycling efforts and reducing our greenhouse gas emissions (“GHG”), with the ambition of achieving net-zero GHG emissions by 2050.  With each year, we intend to further our commitment to improving our environmental stewardship and finding ways to give back to our communities. Additional information on our ESG initiatives can be found under the heading, “Environmental, Social and Governance (ESG) and Human Capital,” in Part I, Item 1 of this Report, and on our corporate website at ir.smpcorp.com under “Environmental & Social Responsibility” and at smpcares.smpcorp.com. Information on our corporate websites regarding our ESG initiatives are referenced for general information only and are not incorporated by reference in this Report.

Comparison of Results of Operations For Fiscal Years 2022 and 2021

Sales.  Consolidated net sales for 2022 were $1,371.8 million, an increase of $73 million, or 5.6%, compared to $1,298.8 million in the same period of 2021, with the majority of our net sales to customers located in the United States.  Consolidated net sales increased in both our Engine Management and Temperature Control Segments.

Index
The following table summarizes consolidated net sales by segment and by major product group within each segment for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Engine Management:
Ignition, Emission Control, Fuel & Safety Related System Products	$824,677	$786,514
Wire and Cable	150,566	151,422
Total Engine Management	975,243	937,936
Temperature Control:
Compressors	222,532	206,697
Other Climate Control Parts	159,753	141,726
Total Temperature Control	382,285	348,423

All Other	14,287	12,457

Total	$1,371,815	$1,298,816

Engine Management’s net sales increased $37.3 million, or 4%, to $975.2 million for the year ended December 31, 2022.  Net sales in ignition, emission control, fuel and safety related system products for the year ended December 31, 2022 were $824.7 million, an increase of $38.2 million, or 4.9%, compared to $786.5 million in the same period of 2021.  Net sales in the wire and cable product group for the year ended December 31, 2022 were $150.6 million, an decrease of $0.8 million, or 0.5%, compared to $151.4 million in the same period of 2021.  Engine Management’s increase in net sales for the year ended December 31, 2022 compared to the same period in 2021, reflects the impact of the positive contribution of incremental sales from our soot sensor, Trombetta and Stabil acquisitions, strong customer demand, and price increases implemented in 2022, which were implemented to pass through inflationary increases in raw materials, distribution and labor costs.

Incremental net sales from our soot sensor, Trombetta and Stabil acquisitions of $44.6 million were included in the net sales of the ignition, emission control, fuel and safety related system product group for the year ended December 31, 2022.  Compared to the year ended December 31, 2021, excluding the incremental net sales from the acquisitions, net sales in the ignition, emission control, fuel and safety related product group decreased $6.4 million, or 0.8%, and Engine Management net sales decreased $7.3 million, or 0.8%.

Temperature Control’s net sales increased $33.9 million, or 9.7%, to $382.3 million for the year ended December 31, 2022.  Net sales in the compressors product group for the year ended December 31, 2022 were $222.5 million, an increase of $15.8 million, or 7.6%, compared to $206.7 million in the same period of 2021.  Net sales in the other climate control parts group for the year ended December 31, 2022 were $159.8 million, an increase of $18.1 million, or 12.7%, compared to $141.7 million for the year ended December 31, 2021.  Temperature Control’s increase in net sales for the year ended December 31, 2022, when compared to the same period in 2021, reflects the impact of continued strong customer demand, with the elevated demand we saw in 2021 holding firm, fueled by record heat across the country in 2022 and the replenishment of customer inventory levels after very warm summer conditions in 2021, and the impact of price increases, which were implemented to pass through inflationary increases in raw materials, distribution and labor costs.  Demand for our Temperature Control products may vary significantly with summer weather conditions and customer inventory levels.

Gross Margins.  Gross margins, as a percentage of consolidated net sales, decreased to 27.9% for 2022, compared to 29% for 2021.  The following table summarizes gross margins by segment for the years ended December 31, 2022 and 2021, respectively (in thousands):

Index
Year Ended December 31,	Engine Management	Temperature Control	Other	Total
2022
Net sales (a)	$975,243	$382,285	$14,287	$1,371,815
Gross margins	262,954	102,640	16,945	382,539
Gross margin percentage	27%	26.8%	—%	27.9%

2021
Net sales (a)	$937,936	$348,423	$12,457	$1,298,816
Gross margins	266,961	95,138	14,832	376,931
Gross margin percentage	28.5%	27.3%	—%	29%

(a)	Segment net sales include intersegment sales in our Engine Management and Temperature Control segments.

Compared to 2021, gross margins at Engine Management decreased 1.5 percentage points from 28.5% to 27%, while gross margins at Temperature Control decreased 0.5 percentage points from 27.3% to 26.8%.  The gross margin percentage decrease in Engine Management compared to the prior year reflects the impact of lower fixed cost absorption due to lower and more normalized production, inflationary cost increases in raw materials, labor and transportation, which were somewhat offset by increased pricing, the higher mix of non-aftermarket parts sales from recent acquisitions, which have a different profile than our aftermarket business with lower gross margins but comparable operating margin, and higher freight and related expenses resulting from higher inventory levels.

The gross margin percentage decrease in Temperature Control compared to the prior year reflects the impact of inflationary cost increases in raw materials, labor and transportation, and higher freight and related expenses resulting from higher inventory levels, which were somewhat offset by seasonal volume, customer mix and increased pricing.  While we anticipate continued margin pressures at both Engine Management and Temperature Control resulting from inflationary cost increases, we believe that our annual cost initiatives, and our ability to pass through higher prices to our customers, will help to offset the impact of the inflationary increases on our margins.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) increased to $276.6 million, or 20.2% of consolidated net sales in 2022, as compared to $247.5 million, or 19.1% of consolidated net sales in 2021.  The $29.1 million increase in SG&A expenses as compared to 2021 is principally due to the impact of (1) higher interest related costs of $20.6 million incurred in our supply chain financing arrangements, (2) the impact of the $7 million charge recorded in 2022 to reduce our outstanding accounts receivable balance from one of our customers that filed a petition for bankruptcy in January 2023 to our estimated recovery amount, (3) incremental expenses of $7.2 million from our soot sensor, Trombetta and Stabil acquisitions, including amortization of intangible assets acquired, and (4) inflationary cost increases resulting in higher distribution and freight costs.  SG&A expenses in 2022 were favorably impacted by the higher mix of non-aftermarket parts sales from recent acquisitions, which have a different profile than our aftermarket business with lower SG&A expenses as a percentage of sales.

Restructuring and Integration Expenses.  Restructuring and integration expenses were $1.9 million in 2022 compared to restructuring and integration expenses of $0.4 million in 2021.  Restructuring and integration expenses incurred in 2022 of $1.9 million related to (1) severance costs of approximately $0.9 million in connection with a reduction in our sales force, (2) expenses of approximately $0.6 million consisting of employee severance costs related to our product line relocations from our Independence, Kansas manufacturing facility in our Engine Management Segment and from our St. Thomas, Canada manufacturing facility in our Temperature Control Segment to our manufacturing facilities in Reynosa, Mexico, (3) relocation expenses of approximately $0.1 million in our Engine Management Segment of certain inventory, machinery, and equipment acquired in our 2021 soot sensor acquisition to our facilities in Independence, Kansas and Bialystok, Poland, and (4) the $0.2 million increase in environmental cleanup costs for ongoing monitoring and remediation in connection with the prior closure of our manufacturing operations at our Long Island City, New York location.

Index
Restructuring and integration expenses incurred in 2021 of $0.4 million related to relocation in our Engine Management Segment of certain inventory, machinery, and equipment acquired in our 2021 soot sensor acquisition to our facilities in Independence, Kansas and Bialystok, Poland.  The soot sensor product line relocation has been substantially completed.

Operating Income.  Operating income was $104.1 million, or 7.6%, of consolidated net sales in 2022, compared to $129 million, or 9.9%, of consolidated net sales in 2021.  The year-over-year decrease in operating income of $24.9 million is the result of higher SG&A expenses driven primarily by the increased interest rate costs incurred in our supply chain financing arrangements, and to a lesser extent by the impact of lower gross margins as a percentage of consolidated net sales and higher restructuring and integration costs offset, in part, by higher consolidated net sales.

Other Non-Operating Income (Expense), Net.  Other non-operating income, net was $4.8 million in 2022, compared to $3.5 million in 2021.  The year-over-year increase in other non-operating income, net results primarily from the favorable impact of changes in foreign currency exchange rates, and to a lesser extent the increase in year-over-year equity income from our joint ventures.

Interest Expense.  Interest expense increased to $10.6 million in 2022, compared to $2 million in 2021.  The year-over-year increase in interest expense reflects the impact of higher average outstanding borrowings in 2022 when compared to 2021, and the impact of higher year-over-year average interest rates on our credit facilities.

Income Tax Provision.  The income tax provision for 2022 was $25.2 million at an effective tax rate of 25.6%, compared to $31 million at an effective tax rate of 23.8% in 2021.  The higher effective tax rate in 2022 compared to 2021 results primarily from the income tax provision impact related to the exercise of restricted stock.

Loss From Discontinued Operations.  Loss from discontinued operations, net of income tax, reflects information contained in the actuarial studies performed as of August 31, 2022 and 2021, as well as other information available and considered by us, and legal expenses and other costs associated with our asbestos-related liability.  During the years ended December 31, 2022 and 2021, we recorded a net loss of $17.7 million and $8.5 million from discontinued operations, respectively.  The loss from discontinued operations for the year ended December 31, 2022 and 2021 includes an $18.5 million and $5.3 million pre-tax provision, respectively, to increase our indemnity liability in line with the 2022 and 2021 actuarial studies; and legal expenses and other miscellaneous expenses, before taxes, of $5.4 million and $6.1 million for 2022 and 2021, respectively.  As discussed more fully in Note 23 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements in Item 8 of this Report, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Net Earnings Attributable to Noncontrolling Interest.  In May 2021, we acquired the Trombetta business for $111.7 million. As part of the acquisition, we acquired a 70% ownership in a joint venture in Hong Kong, with operations in Shanghai and Wuxi, China (“Trombetta Asia, Ltd.”).  Net earnings attributable to the noncontrolling interest of $84,000 and $68,000 during the years ended December 31, 2022 and 2021, respectively, represents 30% of the net earnings of Trombetta Asia, Ltd.

Comparison of Results of Operations For Fiscal Years 2021 and 2020

For a detailed discussion on the comparison of fiscal year 2021 to fiscal year 2020, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Restructuring and Integration Programs

For a detailed discussion on the restructuring and integration costs, see Note 3, “Restructuring and Integration Expense,” of the Notes Consolidated Financial Statements in Item 8 of this Report.

Index
Liquidity and Capital Resources

Operating Activities.  During 2022, cash used in operating activities was $27.5 million compared to cash provided by operating activities of $85.6 million in 2021.  The increase in cash used in operating activities resulted primarily from the decrease in net earnings, the smaller year-over-year decrease in accounts receivable, the decrease in accounts payable compared to a year-over-year increase in accounts payable,  the larger year-over-year increase in prepaid expenses and other current assets, and the decrease in sundry payables and accrued expenses compared to a year-over-year increase in sundry payables and accrued expenses offset, in part, by the smaller year-over-year increase in inventories.

Net earnings during 2022 were $55.4 million compared to $91 million in 2021.  During 2022 (1) the decrease in accounts receivable was $6.9 million compared to the year-over-year decrease in accounts receivable of $28.5 million in 2021; (2) the increase in inventories was $67.5 million compared to the year-over-year increase in inventories of $107.6 million in 2021; (3) the decrease in accounts payable was $48.6 million compared to the year-over-year increase in accounts payable of $33 million in 2021; (4) the increase in prepaid expenses and other current assets was $5.5 million compared to the year-over-year increase in prepaid expenses and other current assets of $0.8 million in 2021; and (5) the decrease in sundry payables and accrued expenses was $29.1 million compared to the year-over-year increase in sundry payables and accrued expenses of $13.4 million in 2021.  The increase in inventories during 2022 and 2021 reflects actions taken beginning in the fourth quarter of 2021 to meet ongoing customer demand, the impact of materials inflation, and higher safety stocks of raw materials given the volatility in the supply chain. The decrease in accounts payable in 2022 reflects the timing of payments to vendors for inventory purchases made in the fourth quarter of 2021, as well as the timing of inventory purchases made in 2022, including the impact of a reduction in inventory purchases in the second half of the year; while the decrease in sundry payments in 2022 reflects the impact of lower employee compensation accruals.  We continue to actively manage our working capital to maximize our operating cash flow.

Investing Activities.  Cash used in investing activities was $27.8 million in 2022 compared to $151.2 million in 2021.  Investing activities during 2022 consisted of (1) the cash payment of $1.7 million for our acquisition of 100% of the capital stock of Kade Trading GmbH, a German company, (“Kade”) , net of $1 million of cash acquired and the $0.5 million earn-out; (2) the payment of $0.2 million for our 3.55% increase in equity ownership in Foshan Che Yijia New Energy Technology Co., Ltd., (“CYJ”), a China-based joint venture that manufactures automotive electric air conditioning compressors; and (3) capital expenditures of $26 million.

Investing activities in 2021 consisted of (1) the payment of $15.4 million, net of $0.9 million of cash acquired, for our acquisition of 100% of the capital stock of Stabil Operative Group GmbH, a German company, (“Stabil”); (2) the payment of $107.1 million, net of $4.6 million of cash acquired, for our acquisition of 100% of the capital stock of Trumpet Holdings, Inc., a Delaware corporation, (“Trombetta”); (3) the payment of $2.9 million for our acquisition of certain assets of the soot sensor product lines from Stoneridge, Inc.; and (4) capital expenditures of $25.9 million.

Financing Activities.  Cash provided by financing activities was $55.5 million in 2022 compared to $69 million in 2021. In June 2022, we entered into a new credit agreement with JPMorgan Chase Bank, N.A., as agent. The new credit agreement provides for a $500 million credit facility comprised of a $100 million term loan facility and a $400 million revolving credit facility. Borrowings under the new credit facility were used to repay all outstanding borrowings under the then existing revolving credit facility, and certain fees and expenses incurred in connection with the refinancing.

During 2022, we (1) increased our borrowings under our revolving credit facilities by $114.2 million; (2) reduced our borrowings under lease obligations and our Polish overdraft facility by $2.9 million; (3) made cash payments of $2.1 million for debt issuance costs in connection with our refinancing; (4) made cash payments for the repurchase of shares of our common stock of $29.7 million; and (5) paid dividends of $23.4 million.  Cash provided by borrowings under our credit facilities were used to fund our operating activities, investing activities, reduce our borrowings under lease obligations and our Polish overdraft facility, pay debt issuance costs in connection with the refinancing, purchase shares of our common stock and pay dividends.

Index
Cash provided by financing activities was $69 million in 2021.  During 2021, we (1) increased our borrowings under our revolving credit facility by $115.3 million; (2) increased our borrowings under lease obligations and our Polish overdraft facility by $3 million; (3) made cash payments for the repurchase of shares of our common stock of $26.8 million; and (4) paid dividends of $22.2 million.  Cash provided by operating activities, along with borrowings under our revolving credit agreement, lease obligations and Polish overdraft facility were used to fund our investing activities, purchase shares of our common stock and pay dividends.

Dividends of $23.4 million and $22.2 million were paid in 2022 and 2021, respectively.  Quarterly dividends were paid at a rate of $0.27 in 2022 and $0.25 in 2021. In February 2023, our Board of Directors voted to increase our quarterly dividend from $0.27 per share in 2022 to $0.29 per share in 2023.

Comparison of Liquidity and Capital Resources For Fiscal Years 2021 and 2020

For a detailed discussion of our Liquidity and Capital Resources comparison of fiscal year 2021 to fiscal year 2020, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Outstanding borrowings at December 31, 2022 under the Credit Agreement were $239.5 million, consisting of current borrowings of $55 million and long-term debt of $184.5 million; while outstanding borrowings at December 31, 2021 under the 2015 Credit Agreement were $125.3 million, consisting of current borrowings.  Letters of credit outstanding under the Credit Agreement were $2.4 million at December 31, 2022, and $2.6 million under the 2015 Credit Agreement at December 31, 2021.  Borrowings at December 31, 2021 under the 2015 Credit Agreement have been classified as current liabilities based upon accounting rules and certain provisions in the agreement.

At December 31, 2022, the weighted average interest rate under our Credit Agreement was 5.2%, which consisted of $237 million in borrowings at 5.2% under Term SOFR, adjusted for the impact of the interest rate swap agreement on $100 million of borrowings, and an alternative base rate borrowing of $2.5 million at 8%.  At December 31, 2021, the weighted average interest rate on our 2015 Credit Agreement was 1.4%, which consisted of $125 million in direct borrowings at 1.4% and alternative base rate loan of $0.3 million at 3.5%. During the year ended December 31, 2022, our average daily alternative base rate loan balance was $5.6 million, compared to a balance of $1.1 million for the year ended December 31, 2021.

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

In October 2022, our Polish subsidiary, SMP Poland sp. z.o.o., amended its overdraft facility with HSBC Continental Europe (Spolka Akcyjna) Oddzial w Polsce to provide for borrowings under the facility in Euros and U.S. Dollars.  Under the amended terms, the overdraft facility provides for borrowings of up to Zloty 30 million (approximately $6.8 million) if borrowings are solely in Zloty, or up to 85% of the Zloty 30 million limit (approximately $5.8 million) if borrowings are in Euros and/or U.S. Dollars.  The overdraft facility has an initial maturity date in December 2022, with automatic three-month renewals until June 2027, subject to cancellation by either party, at its sole discretion, at least 30 days prior to the commencement of the three-month renewal period.  Borrowings under the amended overdraft facility will bear interest at a rate equal to (1) the one month Warsaw Interbank Offered Rate (“WIBOR”) + 1.5% for borrowings in Polish Zloty, (2) the one month Euro Interbank Offered Rate (“EURIBOR”) + 1.5% for borrowings in Euros, and (3) the Mid-Point of the Fed Target Range + 1.75% for borrowings in U.S Dollars.  Borrowings under the overdraft facility are guaranteed by Standard Motor Products, Inc., the ultimate parent company.  At December 31, 2021, borrowings under the overdraft facility were Zloty 12.3 million (approximately $3 million).  There were no borrowings outstanding under the overdraft facility at December 31, 2022.

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

Index
Pursuant to these agreements, we sold $813.7 million and $818.8 million of receivables for the years ended December 31, 2022 and 2021, respectively. Receivables presented at financial institutions and not yet collected as of December 31, 2021 were $1.3 million and remained in our receivable balance as of that date. There were no receivables presented at financial institutions and not yet collected as of December 31, 2022.  All receivables sold were reflected as a reduction of accounts receivable in the consolidated balance sheet at the time of sale. A charge in the amount of $32 million, $11.5 million and $12.2 million related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020, respectively.

To the extent that these arrangements are terminated, our financial condition, results of operations, cash flows and liquidity could be adversely affected by extended payment terms, delays or failures in collecting trade accounts receivables.  The utility of the supply chain financing arrangements also depends upon a benchmark reference rate for the purpose of determining the discount rate applicable to each arrangement. If the benchmark reference rate increases significantly, we may be negatively impacted as we may not be able to pass these added costs on to our customers, which could have a material and adverse effect upon our financial condition, results of operations and cash flows.

In January 2023, one of our customers filed a petition for bankruptcy.  In connection with the bankruptcy filing, we evaluated our potential risk and exposure as related to our outstanding accounts receivable balance from the customer as of December 31, 2022, and estimated our anticipated recovery.  As a result of our evaluation, we recorded a $7 million pre-tax charge during the year ended December 31, 2022 to reduce our accounts receivable balance to our estimated recovery.  The $7 million pre-tax charge is included in selling, general and administrative expenses in our consolidated statement of operations.  We will continue to monitor the circumstances surrounding the bankruptcy in determining whether additional provisions may be necessary.

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

In October 2021, our Board of Directors authorized the purchase of up to $30 million of our common stock under a stock repurchase program.  Stock repurchases under this program, during the year ended December 31, 2022 and 2021 were 692,067 and 7,000 shares of our common stock, respectively, at a total cost of $29.7 million and $0.3 million, respectively, thereby completing the October 2021 Board of Directors authorization.

In July 2022, our Board of Directors authorized the purchase of up to an additional $30 million of our common stock under a new stock repurchase program. Stock will be purchased under the program from time to time, in the open market or through private transactions, as market conditions warrant.  To date, there have been no repurchases of our common stock under the program.

Material Cash Commitments

Material cash commitments as of December 31, 2022 consist of required cash payments to service our outstanding borrowings of $239.5 million under our Credit Agreement with JPMorgan Chase Bank, N.A., as agent, the future minimum cash requirements of $60.2 million through 2033 under operating leases, and future cash payments relating to our restructuring and integration activities of $4.9 million.  All of our other cash commitments as of December 31, 2022 are not material.  For additional information related to our material cash commitments, see Note 3, “Restructuring and Integration Expenses”, Note 7, “Leases,” and Note 11, “Credit Facilities and Long-Term Debt,” of the Notes to Consolidated Financial Statements in Item 8 of this Report.

Index
We anticipate that our cash flow from operations, available cash, and available borrowings under our Credit Agreement will be adequate to meet our future liquidity needs for at least the next twelve months.  Significant assumptions underlie this belief, including, among other things, that we will be able to mitigate the future impact, if any, of disruptions in the supply chain caused by the COVID-19 pandemic, Russia’s invasion of the Ukraine and resultant sanctions imposed by the U.S. and other governments, future increases in interest rates, and significant inflationary cost increases in raw materials, labor and transportation that we are unable to pass through our customers, macroeconomic uncertainty, and that there will be no material adverse developments in our business, liquidity or capital requirements.  If material adverse developments were to occur in any of these areas, there can be no assurance that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our Credit Agreement in amounts sufficient to enable us to pay the principal and interest on our indebtedness, or to fund our other liquidity needs.  In addition, if we default on any of our indebtedness, or breach any financial covenant in our Credit Agreement, our business could be adversely affected.

For further information regarding the risks in our business, refer to Item 1A, “Risk Factors,” of this Report.

Critical Accounting Policies and Estimates

We have identified the two accounting policies and estimates below as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to these policies and estimates on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies and estimates affect our reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Item 8 of this Report.

You should be aware that preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. We can give no assurances that actual results will not differ from those estimates.  Although we do not believe that there is a reasonable likelihood that there will be a material change in the future estimates, or in the assumptions that we use in calculating the estimates, the uncertain future effects, if any, of the disruptions in the supply chain caused by the COVID-19 pandemic, Russia’s invasion of the Ukraine and resultant sanctions imposed by the U.S. and other governments, future increases in interest rates, inflation, macroeconomic uncertainty, and other unforeseen changes in the industry, or business, could materially impact the estimates, and may have a material adverse effect on our business, financial condition and results of operations.

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

Exchange Rate Risk

We have exchange rate exposure, primarily, with respect to the Canadian Dollar, the Euro, the British Pound, the Polish Zloty, the Hungarian Forint, the Mexican Peso, the Taiwan Dollar, the Chinese Yuan Renminbi and the Hong Kong Dollar.  As of December 31, 2022 and December 31, 2021, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore, the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows.  This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the incremental effect of such a change on our foreign currency denominated revenues.

Interest Rate Risk

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To reduce our market risk for changes in interest rates on our variable rate borrowings, and to manage a portion of our exposure to changes in interest rates, we occasionally enter into interest rate swap agreements.

In June 2022, we entered into a seven year interest rate swap agreement with a notional amount of $100 million that is to mature in May 2029.  The interest rate swap agreement has been designated as a cash flow hedge of interest payments on $100 million of borrowings under our Credit Agreement. Under the terms of the swap agreement, we will receive monthly variable interest payments based on one month Term SOFR and will pay interest based upon a fixed rate of 2.683% per annum, adjusted upward for the credit spread adjustment in the Credit Agreement of 0.10% and the loan margin in the Credit Agreement of 1.50% at December 31, 2022.

Index
As of December 31, 2022, we had approximately $239.5 million of outstanding borrowings under our credit facilities, of which approximately $139.5 million bears interest at variable rates of interest and $100 million bears interest at fixed rates, after consideration of the interest rate swap agreement entered into in June 2022.  Additionally, we invest our excess cash in highly liquid short-term investments. Based upon our current level of borrowings under our facilities and our excess cash, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate may have an approximate $1.2 million annualized negative impact on our earnings or cash flows.

In addition, we are party to several supply chain financing arrangements, in which we may sell certain of our customers’ trade accounts receivable to such customers’ financial institutions.  We sell our undivided interests in certain of these receivables at our discretion when we determine that the cost of these arrangements is less than the cost of servicing our receivables with existing debt.  During the year ended December 31, 2022, we sold $813.7 million of receivables.  Depending upon the level of sales of receivables pursuant these agreements, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the margin rate may have an approximate $8.1 million negative impact on our earnings or cash flows.  The charge related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control - Integrated Framework.  Based on our assessment using those criteria, we concluded that, as of December 31, 2022, our internal control over financial reporting is effective.

Our independent registered public accounting firm, KPMG LLP, has audited our consolidated financial statements as of and for the year ended December 31, 2022 and has also audited the effectiveness of our internal control over financial reporting as of December 31, 2022.  KPMG’s report appears on the following pages of this “Item 8. Financial Statements and Supplementary Data.”

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM –
INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors
Standard Motor Products, Inc. and Subsidiaries:

Opinion on Internal Control Over Financial Reporting

We have audited Standard Motor Products, Inc and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement Schedule II, Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated February 22, 2023 expressed an unqualified opinion on those consolidated financial statements.

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
February 22, 2023

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM –
CONSOLIDATED FINANCIAL STATEMENTS

To the Stockholders and Board of Directors
Standard Motor Products, Inc. and Subsidiaries:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Standard Motor Products, Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2022, and the related notes and financial statement Schedule II Valuation and Qualifying Accounts (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Asbestos liability and litigation

As discussed in Notes 1 and 23 to the consolidated financial statements, the Company is involved in asbestos litigation and has a potential asbestos liability. As of December 31, 2022, the accrued asbestos liability was $68 million.  The Company’s asbestos liability represents the low end of the actuarially determined range of the undiscounted liability for settlement payments and awards of asbestos related damages, excluding legal costs and any potential recovery from insurance carriers.

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

New York, New York
February 22, 2023

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands, except share and per share data)
Net sales	$1,371,815	$1,298,816	$1,128,588
Cost of sales	989,276	921,885	791,933
Gross profit	382,539	376,931	336,655
Selling, general and administrative expenses	276,626	247,547	224,670
Intangible asset impairment	—	—	2,600
Restructuring and integration expenses	1,891	392	464
Other income (expense), net	113	7	(26)
Operating income	104,135	128,999	108,895
Other non-operating income, net	4,814	3,494	812
Interest expense	10,617	2,028	2,328
Earnings from continuing operations before income taxes	98,332	130,465	107,379
Provision for income taxes	25,206	31,044	26,962
Earnings from continuing operations	73,126	99,421	80,417
Loss from discontinued operations, net of income tax benefit of $6,216, $2,975 and $8,089	(17,691)	(8,467)	(23,024)
Net earnings	55,435	90,954	57,393
Net earnings attributable to noncontrolling interest	84	68	—
Net earnings attributable to SMP (a)	$55,351	$90,886	$57,393

Net earnings attributable to SMP
Earnings from continuing operations	$73,042	$99,353	$80,417
Discontinued operations	(17,691)	(8,467)	(23,024)
Total	$55,351	$90,886	$57,393

Per share data attributable to SMP
Net earnings per common share – Basic:
Earnings from continuing operations	$3.37	$4.49	$3.59
Discontinued operations	(0.82)	(0.39)	(1.02)
Net earnings per common share – Basic	$2.55	$4.10	$2.57

Net earnings per common share – Diluted:
Earnings from continuing operations	$3.30	$4.39	$3.52
Discontinued operations	(0.80)	(0.37)	(1.01)
Net earnings per common share – Diluted	$2.50	$4.02	$2.51

Dividend declared per share	$1.08	$1.00	$0.50

Average number of common shares	21,683,719	22,147,479	22,374,123
Average number of common shares and dilutive common shares	22,139,981	22,616,456	22,825,885

(a)  Throughout this Form 10-K, “SMP” refers to Standard Motor Products, Inc. and subsidiaries.

See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Net earnings	$55,435	$90,954	$57,393
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(8,222)	(2,462)	2,929
Derivative instruments	3,823	—	—
Pension and postretirement plans	(15)	(16)	(16)
Total other comprehensive income (loss), net of tax	(4,414)	(2,478)	2,913
Total comprehensive income	51,021	88,476	60,306
Comprehensive income (loss) attributable to noncontrolling interest, net of tax:
Net earnings	84	68	—
Foreign currency translation adjustments	(113)	15	—
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	(29)	83	—
Comprehensive income attributable to SMP	$51,050	$88,393	$60,306

See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
	(Dollars in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,150	$21,755
Accounts receivable, less allowances for discounts and expected credit losses of $5,375 and $6,170 in 2022 and 2021, respectively	167,638	180,604
Inventories	528,715	468,755
Unreturned customer inventories	19,695	22,268
Prepaid expenses and other current assets	25,241	17,823
Total current assets	762,439	711,205

Property, plant and equipment, net	107,148	102,786
Operating lease right-of-use assets	49,838	40,469
Goodwill	132,087	131,652
Other intangibles, net	100,504	106,234
Deferred incomes taxes	33,658	36,126
Investments in unconsolidated affiliates	41,745	44,087
Other assets	27,510	25,402
Total assets	$1,254,929	$1,197,961
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of revolving credit facility	$50,000	$125,298
Current portion of term loan and other debt	5,031	3,117
Accounts payable	89,247	137,167
Sundry payables and accrued expenses	49,990	57,182
Accrued customer returns	37,169	42,412
Accrued core liability	22,952	23,663
Accrued rebates	37,381	42,472
Payroll and commissions	31,361	45,058
Total current liabilities	323,131	476,369

Long-term debt	184,589	21
Noncurrent operating lease liabilities	40,709	31,206
Other accrued liabilities	22,157	25,040
Accrued asbestos liabilities	63,305	52,698
Total liabilities	633,891	585,334
Commitments and contingencies

Stockholders’ equity:
Common Stock - par value $2.00 per share:
Authorized 30,000,000 shares, issued 23,936,036 shares	47,872	47,872
Capital in excess of par value	105,615	105,377
Retained earnings	564,242	532,319
Accumulated other comprehensive income	(12,470)	(8,169)
Treasury stock - at cost (2,350,377 shares and 1,911,792 shares in 2022 and 2021, respectively)	(95,239)	(75,819)
Total SMP stockholders’ equity	610,020	601,580
Noncontrolling interest	11,018	11,047
Total stockholders’ equity	621,038	612,627
Total liabilities and stockholders’ equity	$1,254,929	$1,197,961

See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$55,435	$90,954	$57,393
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	28,298	27,243	26,323
Amortization of deferred financing cost	421	228	228
Increase (decrease) to allowance for expected credit losses	(757)	451	396
Increase (decrease) to inventory reserves	6,035	(585)	5,962
Customer bankruptcy charge	7,002	—	—
Intangible asset impairment	—	—	2,600
Equity income from joint ventures	(3,464)	(3,295)	(820)
Employee Stock Ownership Plan allocation	2,296	2,513	2,301
Stock-based compensation	8,178	9,479	8,101
(Increase) in deferred income taxes	(713)	(1,801)	(8,334)
Increase in tax valuation allowance	1,068	466	864
Loss on discontinued operations, net of tax	17,691	8,467	23,024
Change in assets and liabilities:
(Increase) decrease in accounts receivable	6,916	28,464	(71,933)
(Increase) decrease in inventories	(67,495)	(107,609)	17,984
(Increase) in prepaid expenses and other current assets	(5,509)	(843)	(370)
Increase (decrease) in accounts payable	(48,604)	33,046	7,428
Increase (decrease) in sundry payables and accrued expenses	(29,089)	13,430	40,651
Net changes in other assets and liabilities	(5,242)	(15,044)	(13,902)
Net cash provided by (used in) operating activities	(27,533)	85,564	97,896

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and investments in businesses	(1,934)	(125,419)	—
Capital expenditures	(25,956)	(25,875)	(17,820)
Other investing activities	73	45	21
Net cash used in investing activities	(27,817)	(151,249)	(17,799)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under term loan	100,000	—	—
Repayments of term loan	(2,500)	—	—
Net borrowings (repayments) under revolving credit facilities	16,702	115,298	(42,460)
Net borrowings (repayments) of other debt and capital lease obligations	(2,895)	3,048	(4,248)
Purchase of treasury stock	(29,656)	(26,862)	(13,482)
Payments of debt issuance costs	(2,128)	—	—
Increase (decrease) in overdraft balances	(595)	247	(108)
Dividends paid	(23,428)	(22,179)	(11,218)
Dividends paid to noncontrolling interest	—	(540)	—
Net cash provided by (used in) financing activities	55,500	69,012	(71,516)
Effect of exchange rate changes on cash	(755)	(1,060)	535
Net increase (decrease) in cash and cash equivalents	(605)	2,267	9,116
CASH AND CASH EQUIVALENTS at beginning of year	21,755	19,488	10,372
CASH AND CASH EQUIVALENTS at end of year	$21,150	$21,755	$19,488

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$9,892	$1,721	$2,187
Income taxes	$25,015	$26,323	$24,640

See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2022, 2021 and 2020

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total SMP	Non- controlling Interest	Total
(In thousands)
BALANCE AT DECEMBER 31, 2019	$47,872	$102,742	$417,437	$(8,589)	$(55,234)	$504,228	$—	$504,228
Net earnings	—	—	57,393	—	—	57,393	—	57,393
Other comprehensive income, net of tax	—	—	—	2,913	—	2,913	—	2,913
Cash dividends paid ($0.50 per share)	—	—	(11,218)	—	—	(11,218)	—	(11,218)
Purchase of treasury stock	—	—	—	—	(13,482)	(13,482)	—	(13,482)
Stock-based compensation	—	1,712	—	—	6,389	8,101	—	8,101
Employee Stock Ownership Plan	—	630	—	—	1,671	2,301	—	2,301

BALANCE AT DECEMBER 31, 2020	47,872	105,084	463,612	(5,676)	(60,656)	550,236	—	550,236
Noncontrolling interest in business acquired	—	—	—	—	—	—	11,504	11,504
Net earnings	—	—	90,886	—	—	90,886	68	90,954
Other comprehensive loss, net of tax	—	—	—	(2,493)	—	(2,493)	15	(2,478)
Cash dividends paid ($1.00 per share)	—	—	(22,179)	—	—	(22,179)	—	(22,179)
Purchase of treasury stock	—	—	—	—	(26,862)	(26,862)	—	(26,862)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(540)	(540)
Stock-based compensation	—	159	—	—	9,320	9,479	—	9,479
Employee Stock Ownership Plan	—	134	—	—	2,379	2,513	—	2,513

BALANCE AT DECEMBER 31, 2021	47,872	105,377	532,319	(8,169)	(75,819)	601,580	11,047	612,627
Net earnings	—	—	55,351	—	—	55,351	84	55,435
Other comprehensive loss, net of tax	—	—	—	(4,301)	—	(4,301)	(113)	(4,414)
Cash dividends paid ($1.08 per share)	—	—	(23,428)	—	—	(23,428)	—	(23,428)
Purchase of treasury stock	—	—	—	—	(29,656)	(29,656)	—	(29,656)
Stock-based compensation	—	(131)	—	—	8,309	8,178	—	8,178
Employee Stock Ownership Plan	—	369	—	—	1,927	2,296	—	2,296

BALANCE AT DECEMBER 31, 2022	$47,872	$105,615	$564,242	$(12,470)	$(95,239)	$610,020	$11,018	$621,038

See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies

Principles of Consolidation

Standard Motor Products, Inc. and subsidiaries (referred to hereinafter in these notes to the consolidated financial statements as “we,” “us,” “our,” “SMP,” or the “Company”) is a leading manufacturer and distributor of premium replacement parts utilized in the maintenance, repair and service of vehicles in the automotive aftermarket industry with a complementary focus on specialized equipments parts for manufacturers across multiple industries around the world.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods.  We have made a number of estimates and assumptions in the preparation of these consolidated financial statements.  We can give no assurances that actual results will not differ from those estimates.  Although we do not believe that there is a reasonable likelihood that there will be a material change in the future estimates, or in the assumptions that we use in calculating the estimates, the uncertain future effects, if any, of disruptions in the supply chain caused by the COVID-19 pandemic, Russia’s invasion of the Ukraine and resultant sanctions imposed by the U.S. and other governments, future increases in interest rates, inflation, macroeconomic uncertainty, and other unforeseen changes in the industry, or business, could materially impact the estimates, and may have a material adverse effect on our business, financial condition and results of operations.  Some of the more significant estimates include allowances for expected credit losses, cash discounts, valuation of inventory, valuation of long-lived assets, goodwill and other intangible assets, depreciation and amortization of long-lived assets, product liability exposures, asbestos, environmental and litigation matters, valuation of deferred tax assets, share based compensation and sales returns and other allowances.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Allowance for Expected Credit Losses and Cash Discounts

We do not generally require collateral for our trade accounts receivable.  Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future.  These allowances are established based on a combination of write-off history, supportable forecasts, aging analysis, and specific account evaluations. When a receivable balance is known to be uncollectible, it is written off against the allowance for expected credit losses.  In January 2023, one of our customers filed a petition for bankruptcy.  In connection with the bankruptcy filing, we evaluated our potential risk and exposure as related to our outstanding accounts receivable balance from the customer as of December 31, 2022, and estimated our anticipated recovery.  As a result of our evaluation, we recorded a $7 million pre-tax charge during the year ended December 31, 2022 to reduce our accounts receivable balance to our estimated recovery.  We will continue to monitor the circumstances surrounding the bankruptcy in determining whether additional provisions may be necessary.  Cash discounts are provided based on an overall average experience rate applied to qualifying accounts receivable balances.

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

We also evaluate inventories on a regular basis to identify inventory on hand that may be obsolete or in excess of current and future projected market demand.  For inventory deemed to be obsolete, we provide a reserve on the full value of the inventory.  Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates our estimate of future demand.  Future projected demand requires management judgment and is based upon (a) our review of historical trends and (b) our estimate of projected customer specific buying patterns and trends in the industry and markets in which we do business.  Using rolling twelve month historical information, we estimate future demand on a continuous basis.  The historical volatility of such estimates has been minimal.  We maintain provisions for inventory reserves of $42.5 million and $46.2 million as of December 31, 2022 and 2021, respectively.

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

The valuation allowance of $3.2 million as of December 31, 2022 is intended to provide for the uncertainty regarding the ultimate realization of our U.S. foreign tax credit carryovers and foreign net operating loss carryovers.  Based on these considerations, we believe it is more likely than not that we will realize the benefit of the net deferred tax asset of $33.7 million as of December 31, 2022, which is net of the remaining valuation allowance.

Tax benefits are recognized for an uncertain tax position when, in management's judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority.  For a tax position that meets the more-likely-than-not recognition threshold, the tax benefit is measured as the largest amount that is judged to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority.  The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances and when new information becomes available.  Such adjustments are recognized entirely in the period in which they are identified.  During the years ended December 31, 2022, 2021 and 2020, we did not establish a liability for uncertain tax positions.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash investments, accounts receivable and derivative financial instruments used to reduce our market risk for changes in interest rates on our variable rate borrowings.  We place our cash investments with high quality financial institutions and limit the amount of credit exposure to any one institution.  Derivative financial instruments used to reduce our market risk for changes in interest rates on our variable rate borrowings are entered into with high quality financial institutions, with their credit worthiness reviewed on a quarterly basis. Although we are directly affected by developments in the vehicle parts industry, management does not believe significant credit risk exists.

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

In January 2023, one of our customers filed a petition for bankruptcy.  In connection with the bankruptcy filing, we evaluated our potential risk and exposure as related to our outstanding accounts receivable balance from the customer as of December 31, 2022, and estimated our anticipated recovery.  As a result of our evaluation, we recorded a $7 million pre-tax charge during the year ended December 31, 2022 to reduce our accounts receivable balance to our estimated recovery.  The $7 million pre-tax charge is included in selling, general and administrative expenses in our consolidated statement of operations.  We will continue to monitor the circumstances surrounding the bankruptcy in determining whether additional provisions may be necessary.

For further information on net sales to our three largest customers and our concentration our customer risk, see Note 21, “Industry Segment and Geographic Data.”

Foreign Cash Balances

Substantially all of the cash and cash equivalents, including foreign cash balances, at December 31, 2022 and 2021 were uninsured.  Foreign cash balances at December 31, 2022 and 2021 were $18.5 million and $16.6 million, respectively.

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

ASU 2022-06 /ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
These standards are intended to provide optional guidance for a limited time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The new standards are applicable to contracts that reference LIBOR, or another reference rate, expected to be discontinued due to reference rate reform.
ASU 2020-04 effective March 12, 2020 through December 31, 2022, with sunset date extended to December 31, 2024 by ASU 2022–06.
During the year ended December 31, 2022, we entered into a new credit agreement and new supply chain financing arrangements that no longer used LIBOR as the reference rate. In connection with these new agreements, the adoption of the optional guidance provided in the new standards did not materially impact our accounting, consolidated financial statements and related disclosures.

Standards that are not yet adopted as of December 31, 2022

There are no recently issued accounting pronouncements not yet been adopted as of December 31, 2022 that could have a material impact on our financial statements.

2.  Business Acquisitions and Investments

2022 Increase in Equity Investment

Investment in Foshan Che Yijia New Energy Technology Co., Ltd.

In August 2019, we acquired an approximate 29% minority interest in Foshan Che Yijia New Energy Technology Co., Ltd. (“CYJ”) for approximately $5.1 million. CYJ is a manufacturer of automotive electric air conditioning compressors and is located in China. We determined, at that time, that due to a lack of a voting majority and other qualitative factors, we do not control the operations of CYJ and accordingly, our investment in CYJ would be accounted for under the equity method of accounting.

In October 2022, we acquired an additional 3.55% equity interest in CYJ for RMB 1.7 million (approximately $242,000), increasing our minority ownership interest in CYJ from an approximate interest of 29% to 33%. The additional acquired ownership interest in CYJ was paid for in cash funded by borrowings under our Credit Agreement with JPMorgan Chase Bank, N.A., as agent.  We will continue to account for our minority interest in CYJ using the equity method of accounting.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2022 Business Acquisitions

Acquisition of Capital Stock of Kade Trading GmbH (“Kade”)

In October 2022, we acquired 100% of the capital stock of Kade Trading GmbH (“Kade”) headquartered in Glinde, Germany for Euros 2.7 million (approximately $2.7 million), inclusive of closing balance sheet adjustments, plus a Euros 0.5 million (approximately $0.5 million) earn-out based upon Kade’s performance in 2024 and 2025.  Kade is a supplier across Europe of mobile temperature control components to commercial vehicle, passenger car and specialty equipment markets and has been a distributor of CYJ products including electric compressors, hose assemblies and receiver dryers, with annual sales of approximately $6 million. The acquired Kade business, to be reported as part of our Temperature Control segment, was paid for with cash.

The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values (in thousands):

Purchase price		$3,176
Assets acquired and liabilities assumed:
Receivables	$790
Inventory	829
Other current assets (1)	1,003
Property, plant and equipment, net	63
Operating lease right-of-use assets	401
Intangible assets	2,395
Goodwill	766
Current liabilities	(1,977)
Noncurrent operating lease liabilities	(328)
Deferred income taxes	(766)
Net assets acquired		$3,176

(1)	The other current assets balance includes $1 million of cash acquired.

Intangible assets acquired of $2.4 million consist of customer relationships that will be amortized on a straight-line basis over the estimated useful life of 15 years.

Incremental revenues from the acquired Kade business included in our consolidated statement of operations from the acquisition date through December 31, 2022 were $1.3 million.

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

Incremental revenues from the acquired Stabil business included in our consolidated statement of operations for the year ended December 31, 2022 were $14.9 million.

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

The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values, (in thousands):

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

Incremental revenues from the acquired Trombetta business included in our consolidated statement of operations for the year ended December 31, 2022 were $27.4 million.

Acquisition of Particulate Matter Sensor Business of Stoneridge, Inc. (“Soot Sensor”)

In March 2021 and November 2021, we agreed to acquire certain Soot Sensor product lines from Stoneridge, Inc for $2.9 million. The acquired product lines were paid for with cash funded by borrowings under our revolving credit facility with JPMorgan Chase Bank, N.A.  The assets acquired include inventory, machinery, and equipment and certain intangible assets.

The product lines acquired are used to manufacture sensors used in the exhaust and emission systems of diesel engines. The product lines acquired were located in Stoneridge’s facilities in Lexington, Ohio and Tallinn, Estonia.  We did not acquire these facilities, nor any of Stoneridge’s employees, and have substantially completed the relocation of the acquired inventory, machinery and equipment related to the production lines to our engine management plants in Independence, Kansas and Bialystok, Poland, respectively.  The acquisition, reported as part of our Engine Management Segment, aligns with our strategy of expansion into the OE heavy duty market.  Customer relationships to be acquired include Volvo, CNHi and Hino.

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

Incremental revenues from the acquired Soot Sensor business included in our consolidated statement of operations for the year ended December 31, 2022 were $2.3 million.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Restructuring and Integration Expense

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of and for the years ended December 31, 2021 and 2020, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2020	$179	$—	$179
Restructuring and integration costs:
Amounts provided for during 2021	—	392	392
Cash payments	(100)	(392)	(492)
Exit activity liability at December 31, 2021	$79	$—	$79
Restructuring and integration costs:
Amounts provided for during 2022 (1)	1,521	370	1,891
Cash payments	(16)	(144)	(160)
Reclassification of environmental and other liabilities	(63)	(226)	(289)
Exit activity liability at December 31, 2022	$1,521	$—	$1,521

(1)
Included in restructuring and integration costs in 2022 is a $0.2 million increase in environmental cleanup costs related to ongoing monitoring and remediation in connection with the prior closure of our manufacturing operations at our Long Island City, New York location.  The environmental liability has been reclassed to accrued liabilities as of December 31, 2022.

Restructuring Costs

Cost Reduction Initiative

During the fourth quarter of 2022, to further our ongoing efforts to improve operating efficiencies and reduce costs, we announced plans for a reduction in our sales force, and initiated plans to relocate certain product lines from our Independence, Kansas manufacturing facility in our Engine Management segment and from our St. Thomas, Canada manufacturing facility in our Temperature Control segment to our manufacturing facilities in Reynosa, Mexico.

Total restructuring expenses related to the initiative of approximately $1.5 million were incurred during the year ended December 31, 2022 consisting of (1) expenses of approximately $0.9 million related to our sales force reduction, and (2) expenses of approximately $0.6 million consisting of employee severance related to our product line relocations.  Total future restructuring costs related to the initiative and expected to be incurred are approximately $3.4 million.  We anticipate that the Cost Reduction Initiative will be completed by the end of 2023.

Plant Rationalization Programs

The 2016 Plant Rationalization Program, which included the shutdown and sale of our Grapevine, Texas facility, and the 2017 Orlando Rationalization Program, which included the shutdown of our Orlando, Florida facility, has been completed.  Cash payments made of $16,000 and $100,000 during the years ended December 31, 2022 and 2021, respectively, consists of severance payments to former employees terminated in connection with these programs. There is no remaining aggregate liability related to these programs as of December 31, 2022.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Integration Costs

Particulate Matter Sensor (“Soot Sensor”) Product Line Relocation

In connection with our acquisitions in March 2021 and November 2021 of certain soot sensor product lines from Stoneridge, Inc., we incurred certain integration expenses in connection with the relocation of certain inventory, machinery, and equipment from Stoneridge’s facilities in Lexington, Ohio and Tallinn, Estonia to our existing facilities in Independence, Kansas and Bialystok, Poland, respectively.  Integration expenses recognized and cash payments made of $144,000 and $392,000, during the years ended December 31, 2022 and 2021, respectively, related to these relocation activities in our Engine Management segment.The soot sensor product line relocation has been substantially completed and there is no remaining aggregate liability related to the soot sensor product line relocation as of December 31, 2022.

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

Pursuant to these agreements, we sold $813.7 million and $818.8 million of receivables for the years ended December 31, 2022 and 2021, respectively. Receivables presented at financial institutions and not yet collected as of December 31, 2021 were $1.3 million and remained in our accounts receivable balance as of that date. There were no receivables presented at financial institutions and not yet collected as of December 31, 2022. All receivables sold were reflected as a reduction of accounts receivable in the consolidated balance sheet at the time of sale. A charge in the amount of $32 million, $11.5 million and $12.2 million related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020, respectively.

To the extent that these arrangements are terminated, our financial condition, results of operations, cash flows and liquidity could be adversely affected by extended payment terms, delays or failures in collecting trade accounts receivables.  The utility of the supply chain financing arrangements also depends upon a benchmark reference rate for the purpose of determining the discount rate applicable to each arrangement.  If the benchmark reference rate increases significantly, we may be negatively impacted as we may not be able to pass these added costs on to our customers, which could have a material and adverse effect upon our financial condition, results of operations and cash flows.

5. Inventories

	December 31, 2022	December 31, 2021
	(In thousands)

Finished goods	$324,362	$296,739
Work-in-process	14,099	16,010
Raw materials	190,254	156,006
Subtotal	528,715	468,755
Unreturned customer inventories	19,695	22,268
Total inventories	$548,410	$491,023

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Property, Plant and Equipment

	December 31,
	2022	2021
	(In thousands)
Land, buildings and improvements	$42,651	$40,882
Machinery and equipment	166,149	159,967
Tools, dies and auxiliary equipment	67,017	63,944
Furniture and fixtures	32,084	30,688
Leasehold improvements	15,083	14,081
Construction-in-progress	23,340	21,012
Total property, plant and equipment	346,324	330,574
Less accumulated depreciation	239,176	227,788
Total property, plant and equipment, net	$107,148	$102,786

Depreciation expense was $19 million in 2022, $18.2 million in 2021 and $17.8 million in 2020.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following tables provide quantitative disclosures related to our operating leases and includes all operating leases acquired from the date of the acquisition (in thousands):

Balance Sheet Information	December 31,
Assets	2022	2021
Operating lease right-of-use assets	$49,838	$40,469

Liabilities
Sundry payables and accrued expenses	$10,763	$10,544
Noncurrent operating lease liabilities	40,709	31,206
Total operating lease liabilities	$51,472	$41,750

Weighted Average Remaining Lease Term
Operating leases	7 Years	5.3 Years

Weighted Average Discount Rate
Operating leases	3.7%	3%

	Year Ended, December 31,
Expense and Cash Flow Information	2022	2021
Lease Expense
Operating lease expense (a)	$11,411	$10,051
Supplemental Cash Flow Information
Cash Paid for the amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,293	$9,985
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases (b)	$31,064	$20,975

(a)
Excludes expenses of approximately $2.7 million and $2 million for the years ended December 31, 2022 and 2021, respectively, related to non-lease components such as maintenance, property taxes, etc., and operating lease expense for leases with an initial term of 12 months or less, which is not material.

(b)
Includes $21.6 million of right-of-use assets related to the lease modification and extension for our executive offices in Long Island City, New York during year ended December 31, 2022, and right-of-use assets obtained in business acquisitions of $0.4 million and $8.8 million during the years ended December 31, 2022 and 2021, respectively.

Minimum Lease Payments

At December 31, 2022, we are obligated to make minimum lease payments through 2033, under operating leases, which are as follows (in thousands):

2023	$10,956
2024	9,770
2025	7,179
2026	6,268
2027	5,383
Thereafter	20,633
Total lease payments	$60,189
Less: Interest	(8,717)
Present value of lease liabilities	$51,472

8. Goodwill and Other Intangible Assets

Goodwill

We assess the impairment of long‑lived and identifiable intangibles assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  With respect to goodwill, we test for impairment on an annual basis or in interim periods if an event occurs or circumstances change that may indicate the fair value of a reporting unit is below its carrying amount.  We completed our annual impairment test of goodwill as of December 31, 2022.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In light of the negative year-over-year impact on our company’s performance in the year ended December 31, 2022 of inflationary cost increases in raw materials, labor, transportation and freight costs, and the increase in interest rates, and the recent decline in our stock price, we elected to bypass the qualitative assessment at December 31, 2022 and have decided to perform a quantitative impairment test for goodwill at both the Engine Management and Temperature Control reporting units.  The fair values of the Engine Management and Temperature Control reporting units were determined based upon the Income Approach, which estimates the fair value based on future discounted cash flows, and the Market Approach, which estimates the fair value based on market prices of comparable companies.  We base our fair value estimates on projected financial information which we believe to be reasonable.  We also considered our total market capitalization as of December 31, 2022.  Our December 31, 2022 annual goodwill impairment analysis did not result in an impairment charge as it was determined that the fair values of our Engine Management and Temperature Control reporting units were in excess of their carrying amounts.  While the fair values exceed the carrying amounts at the present time and we do not believe that impairments are probable, we will need to maintain the ongoing performance of the business at current projected levels in future periods to sustain their carrying values.

Changes in the carrying values of goodwill by operating segment during the years ended December 31, 2022 and 2021 are as follows (in thousands):

	Engine Management	Temperature Control	Total
Balance as of December 31, 2020:
Goodwill	$102,055	$14,270	$116,325
Accumulated impairment losses	(38,488)	—	(38,488)
	$63,567	$14,270	$77,837
Activity in 2021
Acquisition of Trombetta	49,250	—	49,250
Acquisition of Stabil	4,827	—	4,827
Foreign currency exchange rate change	(262)	—	(262)
Balance as of December 31, 2021:
Goodwill	155,870	14,270	170,140
Accumulated impairment losses	(38,488)	—	(38,488)
	$117,382	$14,270	$131,652
Activity in 2022
Acquisition of Kade	—	766	766
Foreign currency exchange rate change	(402)	71	(331)
Balance as of December 31, 2022:
Goodwill	155,468	15,107	170,575
Accumulated impairment losses	(38,488)	—	(38,488)
	$116,980	$15,107	$132,087

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Acquired Intangible Assets

Acquired identifiable intangible assets as of December 31, 2022 and 2021 consist of:

	December 31,
	2022	2021
	(In thousands)
Customer relationships	$158,717	$157,020
Patents, developed technology and intellectual property	14,123	14,123
Trademarks and trade names	8,880	8,880
Non-compete agreements	3,282	3,280
Supply agreements	800	800
Leaseholds	160	160
Total acquired intangible assets	185,962	184,263
Less accumulated amortization (1)	(86,945)	(78,932)
Net acquired intangible assets	$99,017	$105,331

(1)	Applies to all intangible assets, except for a related trademark/trade name totaling $2.6 million, which has an indefinite useful life and, as such, is not being amortized.

Total amortization expense for acquired intangible assets was $8.6 million for the year ended December 31, 2022, $8.7 million for the year ended December 31, 2021, and $8.2 million for the year ended December 31, 2020.  Based on the current estimated useful lives assigned to our intangible assets, amortization expense is estimated to be $8.5 million for 2023, $8.4 million in 2024, $8.4 million in 2025, $8.4 million in 2026 and $62.7 million in the aggregate for the years 2027 through 2041.

For information related to identified intangible assets acquired in the Stabil, Trombetta, Soot Sensor and Kade  acquisitions, see Note 2, “Business Acquisitions and Investments,” of the notes to our consolidated financial statements.

Other Intangible Assets

Other intangible assets include computer software.  Computer software as of December 31, 2022 and 2021 totaled $18.7 million and $17.4 million, respectively.  Total accumulated computer software amortization as of December 31, 2022 and 2021 was $17.2 million and $16.5 million, respectively.  Computer software is amortized over its estimated useful life of 3 to 10 years. Amortization expense for computer software was $0.7 million, $0.3 million and $0.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

9. Investments in Unconsolidated Affiliates

	December 31,
	2022	2021
	(In thousands)
Foshan GWOYNG SMP Vehicle Climate Control & Cooling Products Co. Ltd.	$18,410	$20,692
Foshan FGD SMP Automotive Compressor Co. Ltd	16,747	16,676
Foshan Che Yijia New Energy Technology Co., Ltd.	4,098	3,990
Orange Electronic Co. Ltd	2,490	2,729
Total	$41,745	$44,087

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

In December 2021, Standard Motor Products (Hong Kong), Ltd., (“SMP HK”), a subsidiary of Standard Motor Products, Inc., entered into an unsecured loan agreement with CYJ.  Under the terms of the loan agreement, CYJ shall have the right to borrow from SMP HK, as lender, up to an aggregate principal amount of $4 million, with interest calculated on the basis of simple interest of five percent (5%) per annum and a maturity date of November 30, 2023, subject to extension by SMP HK at its sole discretion. At December 31, 2022, outstanding borrowings under the loan agreement were $4 million.

In October 2022, we acquired an additional 3.55% equity interest in CYJ for RMB 1.7 million (approximately $242,000), increasing our minority ownership interest in CYJ from an approximate interest of 29% to 33%.  We will continue to account for our minority interest in CYJ using the equity method of accounting.  During the years ended December 31, 2022 and 2021, purchases we made from CYJ were not material.

Investment in Foshan FGD SMP Automotive Compressor Co. Ltd.

In November 2017, we formed Foshan FGD SMP Automotive Compressor Co., Ltd., a 50/50 joint venture with Foshan Guangdong Automotive Air Conditioning Co., Ltd. (“FGD”), a China-based manufacturer of automotive belt driven air conditioning compressors. We acquired our 50% interest in the joint venture for approximately $12.5 million.  We determined that due to a lack of a voting majority, and other qualitative factors, we do not control the operations of the joint venture and accordingly, our investment in the joint venture is accounted for under the equity method of accounting.  During the years ended December 31, 2022 and 2021, we made purchases from the joint venture of approximately $53.3 million and $32.2 million, respectively.

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

In March 2018, we acquired an additional 15% equity interest in the joint venture for approximately $4.2 million, thereby increasing our equity interest in the joint venture to 65%.  Although we increased our equity interest in the joint venture to 65%, the minority shareholder maintained participating rights that allowed it to participate in certain significant financial and operating decisions that occur in the ordinary course of business.  As a result of the existence of these substantive participating rights of the minority shareholder, we continued to account for our investment in the joint venture under the equity method of accounting.  During the years ended December 31, 2022 and 2021, we made purchases from the joint venture of approximately $16.1 million and $15.9 million, respectively.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Investment in Orange Electronic Co. Ltd.

In January 2013, we acquired a minority interest in Orange Electronic Co., Ltd. (“Orange”) for $6.3 million.  Orange is a manufacturer of tire pressure monitoring system sensors and is located in Taiwan.  As of December 31, 2022, our minority interest in Orange of 19.4% is accounted for using the equity method of accounting as we have the ability to exercise significant influence. During the years ended December 31, 2022 and 2021, we made purchases from Orange of approximately $4.1 million and $7.8 million, respectively.

10. Other Assets

	December 31,
	2022	2021
	(In thousands)
Deferred compensation	$20,190	$23,623
Noncurrent portion of interest rate swap fair value	3,091	—
Long term receivables	1,944	971
Deferred financing costs, net	1,603	206
Other	682	602
Total other assets, net	$27,510	$25,402

Deferred compensation consists of assets held in a nonqualified defined contribution pension plan as of December 31, 2022 and 2021, respectively.

11. Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	December 31,
	2022	2021
	(In thousands)
Credit facility – term loan due 2027	$97,500	$—
Credit facility – revolver due 2027	142,000	—
Senior secured facility – revolver due 2023	—	125,298
Other (1)	120	3,138
Total debt	$239,620	$128,436

Current maturities of debt	$55,031	$128,415
Long-term debt	184,589	21
Total debt	$239,620	$128,436

(1)
Other includes borrowings under our Polish overdraft facility of Zloty 12.3 million (approximately $3 million) as of December 31, 2021.  There were no borrowings under the Polish overdraft facility at December 31, 2022.

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

Outstanding borrowings at December 31, 2022 under the Credit Agreement were $239.5 million, consisting of current borrowings of $55 million and long-term debt of $184.5 million; while outstanding borrowings at December 31, 2021 under the 2015 Credit Agreement were $125.3 million, consisting of current borrowings.  Letters of credit outstanding under the Credit Agreement were $2.4 million at December 31, 2022, and $2.6 million under the 2015 Credit Agreement at December 31, 2021.  Borrowings at December 31, 2021 under the 2015 Credit Agreement have been classified as current liabilities based upon accounting rules and certain provisions in the agreement.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
At December 31, 2022, the weighted average interest rate under our Credit Agreement was 5.2%, which consisted of $237 million in borrowings at 5.2% under Term SOFR, adjusted for the impact of the interest rate swap agreement on $100 million of borrowings, and an alternative base rate borrowing of $2.5 million at 8%.  At December 31, 2021, the weighted average interest rate on our 2015 Credit Agreement was 1.4%, which consisted of $125 million in direct borrowings at 1.4% and alternative base rate loan of $0.3 million at 3.5%. During the year ended December 31, 2022, our average daily alternative base rate loan balance was $5.6 million, compared to a balance of $1.1 million for the year ended December 31, 2021.

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

Polish Overdraft Facility

In October 2022, our Polish subsidiary, SMP Poland sp. z.o.o., amended its overdraft facility with HSBC Continental Europe (Spolka Akcyjna) Oddzial w Polsce to provide for borrowings under the facility in Euros and U.S. Dollars.  Under the amended terms, the overdraft facility provides for borrowings of up to Zloty 30 million (approximately $6.8 million) if borrowings are solely in Zloty, or up to 85% of the Zloty 30 million limit (approximately $5.8 million) if borrowings are in Euros and/or U.S. Dollars.  The overdraft facility has an initial maturity date in December 2022, with automatic three-month renewals until June 2027, subject to cancellation by either party, at its sole discretion, at least 30 days prior to the commencement of the three-month renewal period.  Borrowings under the amended overdraft facility will bear interest at a rate equal to (1) the one month Warsaw Interbank Offered Rate (“WIBOR”) + 1.5% for borrowings in Polish Zloty, (2) the one month Euro Interbank Offered Rate (“EURIBOR”) + 1.5% for borrowings in Euros, and (3) the Mid-Point of the Fed Target Range + 1.75% for borrowings in U.S Dollars.  Borrowings under the overdraft facility are guaranteed by Standard Motor Products, Inc., the ultimate parent company.  At December 31, 2021 borrowings under the overdraft facility were Zloty 12.3 million (approximately $3 million).  There were no borrowings outstanding under the overdraft facility at December 31, 2022.

Maturities of Debt

As of December 31, 2022, maturities of debt through 2027, assuming no prepayments, are as follows (in thousands):
	Revolving Credit Facility	Term Loan Facility	Polish Overdraft Facility and Other Debt	Total
2023	—	5,000	120	5,120
2024	—	5,000	—	5,000
2025	—	5,000	—	5,000
2026	—	7,500	—	7,500
2027	142,000	75,000	—	217,000
Total	$142,000	$97,500	$120	$239,620
Less: current maturities	(50,000)	(5,000)	(31)	(55,031)
Long-term debt	$92,000	$92,500	$89	$184,589

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Deferred Financing Costs

We have deferred financing costs of approximately $2.1 million and $0.4 million as of December 31, 2022 and 2021, respectively.  Deferred financing costs are related to our term loan and revolving credit facilities.  In connection with the amendment to the 2015 Credit Agreement entered into in March 2022 and the Credit Agreement entered into in June 2022 with JPMorgan Chase Bank, N.A., as agent, we incurred and capitalized approximately $0.2 million, and $1.9 million, respectively, of deferred financing costs related to bank, legal, and other professional fees which are being amortized, along with certain preexisting deferred financing costs, through June 2027, the term of the Credit Agreement.  In addition, upon entering into the Credit Agreement, we wrote-off $40,000 of unamortized deferred financing costs associated with the 2015 Credit Agreement.  Unamortized deferred financing costs written-off in June 2022 were recorded in other non-operating income (expense), net in our consolidated statement of operations.

Deferred financing costs as of December 31, 2022, assuming no prepayments, are being amortized as follows:

(In thousands)
2023	491
2024	478
2025	469
2026	464
2027	191
Total amortization	$2,093

12.  Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income by Component (in thousands)

	Foreign Currency Translation	Unrecognized Postretirement Benefit Costs (Credit)	Unrealized derivative gains (losses)		Total
Balance at December 31, 2020 attributable to SMP	$(5,744)	$68	$—		$(5,676)
Other comprehensive income before reclassifications	(2,477)	—	—		(2,477)
Amounts reclassified from accumulated other comprehensive income	—	(16)	—		(16)
Other comprehensive income, net	(2,477)	(16)	—		(2,493)
Balance at December 31, 2021 attributable to SMP	$(8,221)	$52	$—		$(8,169)
Other comprehensive income before reclassifications	(8,109)	—	3,797	(1)	(4,312)
Amounts reclassified from accumulated other comprehensive income	—	(15)	26		11
Other comprehensive income, net	(8,109)	(15)	3,823		(4,301)
Balance at December 31, 2022 attributable to SMP	$(16,330)	$37	$3,823		$(12,470)

(1)
Consists of the unrecognized gain relating to the change in fair value of the cash flow interest rate hedge of $5.2 million ($3.8 million, net of tax), net of cash settlements payments of $42,000 ($31,000, net of tax) in the year ended December 31, 2022.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Reclassifications Out of Accumulated Other Comprehensive Income (in thousands):

	Year Ended December 31,
Details About Accumulated Other Comprehensive Income Components	2022	2021
Derivative cash flow hedge:
Unrecognized gain (loss) (1)	$35	$—
Postretirement Benefit Plans:
Unrecognized gain (loss) (2)	(25)	(27)
Total before income tax	10	(27)
Income tax expense (benefit)	(1)	(11)
Total reclassifications attributable to SMP	$11	$(16)

(1)
Unrecognized accumulated other comprehensive income (loss) related to the cash flow interest rate hedge is reclassified to earnings and reported as part of interest expense in our consolidated statements of operations when the interest payments on the underlying borrowings are recognized.

(2)
Unrecognized accumulated other comprehensive income (loss) related to our post retirement plans is reclassified to earnings and included in the computation of net periodic postretirement benefit costs, which are included in other non-operating income (expense), net in our consolidated statements of operations (see Note 15, “Employee Benefits,” for additional information).

13. Stockholders’ Equity

We have authority to issue 500,000 shares of preferred stock, $20 par value, and our Board of Directors is vested with the authority to establish and designate any series of preferred, to fix the number of shares therein and the variations in relative rights as between each series. In December 1995, our Board of Directors established a new series of preferred shares designated as Series A Participating Preferred Stock. The number of shares constituting the Series A Preferred Stock is 30,000. The Series A Preferred Stock is designed to participate in dividends, ranks senior to our common stock as to dividends and liquidation rights and has voting rights. Each share of the Series A Preferred Stock shall entitle the holder to one thousand votes on all matters submitted to a vote of the stockholders of the Company. No such shares were outstanding at December 31, 2022 and 2021.

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

In February 2021, our Board of Directors authorized the purchase of up to an additional $20 million of our common stock under a stock repurchase program. Stock repurchases under this program, during the year ended December 31, 2021, were 464,992 shares of our common stock at a total cost of $20 million, thereby completing the February 2021 Board of Directors authorization.

In October 2021, our Board of Directors authorized the purchase of up to an additional $30 million of our common stock under a stock repurchase program. Stock repurchases under this program, during the year ended December 31, 2021 and 2022 were 7,000 and 692,067 shares of our common stock, respectively, at a total cost of $0.3 million and $29.7 million, respectively, thereby completing the October 2021 Board of Directors authorization.

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

In May 2021, our Board of Directors and Shareholders approved an amendment and restatement to the 2016 Omnibus Incentive Plan (the “Plan”).  Under the Plan, which terminates in May 2026, we are authorized to issue, among other things, shares of restricted and performance-based stock to eligible employees and restricted stock to directors of up to 2,050,000 shares; and shares of restricted and performance-based stock to nonemployee directors of up to 350,000 shares.  Shares issued under the Plan that are cancelled, forfeited or expire by their terms are eligible to be granted again under the Plan.  The 2016 Omnibus Incentive Plan is the only remaining plan available to provide stock-based incentive compensation to our employees, directors and other eligible persons.  Awards previously granted under the 2006 Omnibus Incentive Plan remain outstanding, while shares not yet granted under the plan are not available for future issuance.

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

Under the amended and restated 2016 Omnibus Incentive Plan, 2,050,000 shares are authorized to be issued.  At December 31, 2022, under the plan, there were an aggregate of (a) 1,385,337 shares of restricted and performance-based stock grants issued, net of forfeitures, and (b) 664,663 shares of common stock available for future grants.  For the year ended December 31, 2022, 246,325 restricted and performance-based shares were granted (179,825 restricted shares and 66,500 performance-based shares).

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

As related to restricted and performance stock shares, we recorded compensation expense of $7.6 million ($5.7 million, net of tax), $9.1 million ($6.9 million, net of tax) and $7.8 million ($5.8 million, net of tax), for the years ended December 31, 2022, 2021 and 2020, respectively.  The unamortized compensation expense related to our restricted and performance-based shares was $14.9 million and $16.6 million at December 31, 2022 and 2021, respectively and is expected to be recognized over a weighted average period of 4.3 years and 0.3 years for employees and directors, respectively, as of December 31, 2022 and  over a weighted average period of 4.7 years and 0.4 years for employees and directors, respectively, as of December 31, 2021.

Our restricted and performance-based share activity was as follows for the years ended December 31, 2022 and 2021:

	Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2020	839,686	$34.77
Granted	211,815	38.51
Vested	(227,682)	36.10
Forfeited	(16,800)	39.39
Balance at December 31, 2021	807,019	$34.92
Granted	246,325	28.44
Vested	(190,082)	41.71
Performance Shares Target Adjustment	25,317	42.21
Forfeited	(7,750)	40.73
Balance at December 31, 2022	880,829	$31.79

The weighted-average grant date fair value of restricted and performance-based shares outstanding as of December 31, 2022, 2021 and 2020 was $28 million (or $31.79 per share), $28.2 million (or $34.92 per share), and $29.2 million (or $34.77 per share), respectively.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. Employee Benefits

Defined Contribution Plans

We maintain various defined contribution plans, which include profit sharing, and provide retirement benefits for substantially all of our employees. Matching obligations, in connection with the plans which are funded in cash and typically contributed to the plans in March of the following year, are as follows (in thousands):

U.S. Defined Contribution
Year ended December 31,
2022	$9,816
2021	9,763
2020	9,457

We maintain a defined contribution Supplemental Executive Retirement Plan for key employees.  Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees.  In March 2022 and 2021, contributions of $0.8 million and $0.5 million were made related to calendar year 2021 and 2020, respectively. As of December 31, 2022, we have recorded an obligation of $0.8 million for 2022.

We also have an Employee Stock Ownership Plan and Trust (“ESOP”) for employees who are not covered by a collective bargaining agreement.  In connection therewith, we maintain an employee benefits trust to which we contribute shares of treasury stock.  We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under the plan. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released. The trustees will vote the shares in accordance with its fiduciary duties.  During 2022, we contributed to the trust an additional 48,200 shares from our treasury and released 48,200 shares from the trust leaving 200 shares remaining in the trust as of December 31, 2022.  The provision for expense in connection with the ESOP was approximately $2.3 million in 2022, $2.5 million in 2021 and $2.3 million in 2020.

Defined Benefit Pension Plan

We maintain a defined benefit unfunded Supplemental Executive Retirement Plan (“SERP”).  The SERP, as amended, is a defined benefit plan pursuant to which we will pay supplemental pension benefits to certain key employees upon the attainment of a contractual participant’s payment date based upon the employees’ years of service and compensation.  As there are no current participants in the SERP, there was no benefit obligation outstanding related to the plan as of December 31, 2022 and 2021 and we recorded no expense related to the plan during the years ended December 31, 2022, 2021 and 2020.

Postretirement Medical Benefits

We provide certain medical and dental care benefits to 13 former U.S. union employees. The postretirement medical and dental benefit obligation for the former union employees as of December 31, 2022, and the net periodic benefit cost for our postretirement benefit plans for the years ended December 31, 2022, 2021 and 2020 were not material.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
16. Other Non-Operating Income (Expense), Net

The components of other non-operating income (expense), net are as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Interest and dividend income	$209	$49	$109
Equity income from joint ventures	3,464	3,295	820
Gain (loss) on foreign exchange	334	(257)	(350)
Other non-operating income, net	807	407	233
Total other non-operating income, net	$4,814	$3,494	$812

17.  Derivative Financial Instruments

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

In June 2022, we entered into a seven year interest rate swap agreement with a notional amount of $100 million that is to mature in May 2029.  The interest rate swap agreement has been designated as a cash flow hedge of interest payments on $100 million of borrowings under our Credit Agreement. Under the terms of the swap agreement, we will receive monthly variable interest payments based on one month Term SOFR and will pay interest based upon a fixed rate of 2.683% per annum, adjusted upward for the credit spread adjustment in the Credit Agreement of 0.10% and the loan margin in the Credit Agreement of 1.50% at December 31, 2022.

The fair value of the interest rate swap agreement as of December 31, 2022 was an asset of $5.2 million, which has been deferred and recorded in accumulated other comprehensive income, net of income taxes, in our consolidated balance sheet. When the interest expense on the underlying borrowing is recognized, the deferred gain/loss in accumulated other comprehensive income is recorded in earnings as interest expense in the consolidated statements of operations. We perform quarterly hedge effectiveness assessments and anticipate that the interest rate swap will be highly effective throughout its term.

18. Fair Value Measurements

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following is a summary of the estimated fair values, carrying amounts, and classification under the fair value hierarchy of our financial instruments at December 31, 2022 and December 31, 2021 (in thousands):

		December 31, 2022		December 31, 2021
	Fair Value Hierarchy	Fair Value	Carrying Amount	Fair Value	Carrying Amount

Cash and cash equivalents	LEVEL 1	$21,150	$21,150	$21,755	$21,755
Deferred compensation	LEVEL 1	20,190	20,190	23,623	23,623
Short term borrowings	LEVEL 1	55,031	55,031	128,415	128,415
Long-term debt	LEVEL 1	184,589	184,589	21	21
Cash flow interest rate swap	LEVEL 2	5,174	5,174	—	—

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

19. Income Taxes

The income tax provision (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Domestic	$16,182	$26,528	$30,368
Foreign	8,669	5,851	4,064
Total current	24,851	32,379	34,432

Deferred:
Domestic	1,102	(1,161)	(7,418)
Foreign	(747)	(174)	(52)
Total deferred	355	(1,335)	(7,470)
Total income tax provision	$25,206	$31,044	$26,962

Reconciliations between taxes at the U.S. Federal income tax rate and taxes at our effective income tax rate on earnings from continuing operations before income taxes are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
U.S. Federal income tax rate of 21%	$20,650	$27,398	$22,550
Increase (decrease) in tax rate resulting from:
State and local income taxes, net of federal income tax benefit	3,118	4,579	3,781
Income tax (benefit) attributable to foreign income	(53)	(122)	330
Other non-deductible items, net	423	(1,277)	(563)
Change in valuation allowance	1,068	466	864
Provision for income taxes	$25,206	$31,044	$26,962

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following is a summary of the components of the net deferred tax assets and liabilities recognized in the accompanying consolidated balance sheets (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Inventories	$11,604	$12,181
Allowance for customer returns	14,506	14,185
Postretirement benefits	25	33
Allowance for expected credit losses	2,965	1,450
Accrued salaries and benefits	12,048	15,585
Tax credit and NOL carryforwards	5,103	5,702
Accrued asbestos liabilities	17,208	15,463
Other	190	190
	63,649	64,789
Valuation allowance	(3,155)	(2,087)
Total deferred tax assets	60,494	62,702
Deferred tax liabilities:
Intangible assets acquired, net of amortization	13,292	13,450
Depreciation	8,715	7,589
Interest rate swap agreement	1,299	—
Other	3,530	5,537
Total deferred tax liabilities	26,836	26,576

Net deferred tax assets	$33,658	$36,126

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

The valuation allowance of $3.2 million as of December 31, 2022 is intended to provide for uncertainty regarding the ultimate realization of our U.S. foreign tax credit carryovers and foreign net operating loss carryovers.  Based on these considerations, we believe it is more likely than not that we would realize the benefit of the net deferred tax asset of $33.7 million as of December 31, 2022, which is net of the remaining valuation allowance. At December 31, 2022, we have foreign tax credit carryforwards of approximately $3 million that will expire in varying amounts by 2031.

As related to the taxation of our foreign subsidiaries, we aggregate our foreign earnings and profits, and utilize allowable deductions and available foreign tax credits in computing our U.S. tax.  Notwithstanding the U.S. taxation of these amounts, we intend to continue to invest most, or all, of these earnings indefinitely outside of the U.S., and do not expect to incur any significant additional taxes related to such amounts.

In accordance with generally accepted accounting practices, we recognize in our financial statements only those tax positions that meet the more-likely-than-not recognition threshold.  We establish tax reserves for uncertain tax positions that do not meet this threshold.  During the years ended December 31, 2022, 2021 and 2020, we did not establish a liability for uncertain tax positions.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
We are subject to taxation in the U.S. and various state, local and foreign jurisdictions.  As of December 31, 2022, the Company is no longer subject to U.S. Federal tax examinations for years before 2019.  We remain subject to examination by state and local tax authorities for tax years 2018 through 2021.  Foreign jurisdictions have statutes of limitations generally ranging from 2 to 6 years.  Years still open to examination by foreign tax authorities in major jurisdictions include Canada (2018 onward), Hong Kong (2017 onward), China (2020 onward), Mexico (2018 onward),  Poland (2017 onward), Hungary (2016 onward) and Germany (2019 onward).  We do not presently anticipate that our unrecognized tax benefits will significantly increase or decrease over the next 12 months; however, actual developments in this area could differ from those currently expected.

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

The following are reconciliations of the net earnings attributable to SMP and the shares used in calculating basic and dilutive net earnings per common share attributable to SMP (in thousands, except per share data):

	Year Ended December 31,
	2022	2021	2020
Net Earnings Attributable to SMP -
Earnings from continuing operations	$73,042	$99,353	$80,417
Loss from discontinued operations	(17,691)	(8,467)	(23,024)
Net earnings attributable to SMP	$55,351	$90,886	$57,393

Basic Net Earnings Per Common Share Attributable to SMP -
Earnings from continuing operations per common share	$3.37	$4.49	$3.59
Loss from discontinued operations per common share	(0.82)	(0.39)	(1.02)
Net earnings per common share attributable to SMP	$2.55	$4.10	$2.57

Weighted average common shares outstanding	21,684	22,147	22,374

Diluted Net Earnings Per Common Share Attributable to SMP -
Earnings from continuing operations per common share	$3.30	$4.39	$3.52
Loss from discontinued operations per common share	(0.80)	(0.37)	(1.01)
Net earnings per common share attributable to SMP	$2.50	$4.02	$2.51

Weighted average common shares outstanding	21,684	22,147	22,374
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock and performance-based stock	456	469	452
Weighted average common shares outstanding – Diluted	22,140	22,616	22,826

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The shares listed below were not included in the computation of diluted net earnings per common share attributable to SMP because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):

	2022	2021	2020
Restricted and performance shares	292	269	268

21. Industry Segment and Geographic Data

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

The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1). The following tables contain financial information for each reportable segment (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net sales (a):
Engine Management	$975,243	$937,936	$835,685
Temperature Control	382,285	348,423	281,954
Other	14,287	12,457	10,949
Total net sales	$1,371,815	$1,298,816	$1,128,588
Intersegment sales (a):
Engine Management	$22,845	$23,599	$15,952
Temperature Control	9,728	9,024	6,162
Other	(32,573)	(32,623)	(22,114)
Total intersegment sales	$—	$—	$—
Depreciation and Amortization:
Engine Management	$23,289	$21,881	$20,417
Temperature Control	3,266	3,626	4,035
Other	1,743	1,736	1,871
Total depreciation and amortization	$28,298	$27,243	$26,323
Operating income (loss):
Engine Management	$91,047	$117,367	$111,217
Temperature Control	31,712	36,997	21,296
Other	(18,624)	(25,365)	(23,618)
Total operating income	$104,135	$128,999	$108,895
Investment in unconsolidated affiliates:
Engine Management	$2,490	$2,729	$2,428
Temperature Control	39,255	41,358	38,079
Other	—	—	—
Total investment in unconsolidated affiliates	$41,745	$44,087	$40,507
Capital expenditures:
Engine Management	$19,306	$21,922	$13,496
Temperature Control	4,502	2,586	1,988
Other	2,148	1,367	2,336
Total capital expenditures	$25,956	$25,875	$17,820
Total assets:
Engine Management	$867,433	$845,767	$618,210
Temperature Control	283,086	257,114	230,111
Other	104,410	95,080	108,219
Total assets	$1,254,929	$1,197,961	$956,540

(a)	Segment net sales include intersegment sales in our Engine Management and Temperature Control segments.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Other consists of the elimination of intersegment sales from our Engine Management and Temperature Control segments, as well as items pertaining to our Canadian business unit that does not meet the criteria of a reportable operating segment and our corporate headquarters function.

Reconciliation of segment operating income to net earnings:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Operating income	$104,135	$128,999	$108,895
Other non-operating income, net	4,814	3,494	812
Interest expense	10,617	2,028	2,328
Earnings from continuing operations before income taxes	98,332	130,465	107,379
Provision for income taxes	25,206	31,044	26,962
Earnings from continuing operations	73,126	99,421	80,417
Discontinued operations, net of tax	(17,691)	(8,467)	(23,024)
Net earnings	$55,435	$90,954	$57,393

	December 31,
	2022	2021	2020
Long-lived assets (a):	(In thousands)
United States	$326,199	$315,983	$241,053
Asia	76,766	80,175	40,621
Europe	38,351	37,892	16,504
Mexico	10,355	12,119	10,586
Canada	7,161	4,461	4,470
Total long-lived assets	$458,832	$450,630	$313,234

(a)	Long-lived assets are attributed to countries based upon the location of the assets.

Our three largest individual customers accounted for approximately 59% of our consolidated net sales in 2022. During 2022, O’Reilly, AutoZone and NAPA accounted for 27%, 17% and 15% of our consolidated net sales, respectively. Net sales from each of the customers were reported in both our Engine Management and Temperature Control Segments.  The loss of one or more of these customers or, a significant reduction in purchases of our products from any one of them could have a material adverse impact on our business, financial condition and results of operations. In addition, any consolidation among our key customers may further increase our customer concentration risk.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the disaggregation of our net sales from customers by geographic area, major product group and major sales channels for each of our segments, see Note 22, “Net Sales.”

Beginning in the first quarter of 2023, our business will be organized into three operating segments – Engineered Solutions, Vehicle Control and Temperature Control.  This change in operating segments will better align our operating segments with our strategic focus on diversification, and provide greater transparency into how we are positioned to capture growth opportunities of the future.  The change will also better reflect the impact of our recent acquisitions.

22. Net Sales

Disaggregation of Net Sales

We disaggregate our net sales from customers by geographic area, major product group, and major sales channels for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our net sales are affected by economic factors.

The following tables provide disaggregation of net sales information for the years ended December 31, 2022, 2021 and 2020 (in thousands):

Year Ended December 31, 2022 (a)	Engine Management	Temperature Control	Other (b)	Total
Geographic Area:
United States	$849,858	$359,246	$—	$1,209,104
Canada	32,410	19,894	14,287	66,591
Europe	37,098	1,422	—	38,520
Mexico	30,917	400	—	31,317
Asia	18,830	356	—	19,186
Other foreign	6,130	967	—	7,097
Total	$975,243	$382,285	$14,287	$1,371,815
Major Product Group:
Ignition, emission control, fuel and safety related system products	$824,677	$—	$10,775	$835,452
Wire and cable	150,566	—	(223)	150,343
Compressors	—	222,532	1,813	224,345
Other climate control parts	—	159,753	1,922	161,675
Total	$975,243	$382,285	$14,287	$1,371,815
Major Sales Channel:
Aftermarket	$709,128	$343,702	$14,287	$1,067,117
OE/OES	234,092	35,915	—	270,007
Export	32,023	2,668	—	34,691
Total	$975,243	$382,285	$14,287	$1,371,815

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Year Ended December 31, 2021 (a)	Engine Management	Temperature Control	Other (b)	Total
Geographic Area:
United States	$804,398	$329,980	$—	$1,134,378
Canada	33,590	16,513	12,457	62,560
Europe	27,293	390	—	27,683
Mexico	25,288	358	—	25,646
Asia	40,668	348	—	41,016
Other foreign	6,699	834	—	7,533
Total	$937,936	$348,423	$12,457	$1,298,816
Major Product Group:
Ignition, emission control, fuel and safety related system products	$786,514	$—	$8,956	$795,470
Wire and cable	151,422	—	(275)	151,147
Compressors	—	206,697	1,434	208,131
Other climate control parts	—	141,726	2,342	144,068
Total	$937,936	$348,423	$12,457	$1,298,816
Major Sales Channel:
Aftermarket	$702,473	$317,804	$12,457	$1,032,734
OE/OES	208,760	28,545	—	237,305
Export	26,703	2,074	—	28,777
Total	$937,936	$348,423	$12,457	$1,298,816

Year Ended December 31, 2020 (a)	Engine Management	Temperature Control	Other (b)	Total
Geographic Area:
United States	$738,521	$268,680	$—	$1,007,201
Canada	25,842	11,679	10,949	48,470
Europe	12,255	351	—	12,606
Mexico	19,336	271	—	19,607
Asia	35,079	165	—	35,244
Other foreign	4,652	808	—	5,460
Total	$835,685	$281,954	$10,949	$1,128,588
Major Product Group:
Ignition, emission control, fuel and safety related system products	$691,722	$—	$8,172	$699,894
Wire and cable	143,963	—	159	144,122
Compressors	—	163,071	812	163,883
Other climate control parts	—	118,883	1,806	120,689
Total	$835,685	$281,954	$10,949	$1,128,588
Major Sales Channel:
Aftermarket	$674,744	$263,690	$10,949	$949,383
OE/OES	142,072	17,096	—	159,168
Export	18,869	1,168	—	20,037
Total	$835,685	$281,954	$10,949	$1,128,588

(a)	Segment net sales include intersegment sales in our Engine Management and Temperature Control segments.

(b)
Other consists of the elimination of intersegment sales from our Engine Management and Temperature Control segments as well as sales from our Canadian business unit that does not meet the criteria of a reportable operating segment.  Intersegment wire and cable sales for the years ended December 31, 2022 and 2021 exceeded third party sales from our Canadian business unit.

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

23. Commitments and Contingencies

Total rent expense for the three years ended December 31, 2022 was as follows (in thousands):

	Total	Real Estate	Other
2022 (1)	$14,135	$11,385	$2,750
2021 (1)	12,065	9,500	2,565
2020	11,669	8,290	3,379

(1)
Includes expenses of approximately $2.7 million and $2 million for the years ended December 31, 2022 and 2021, respectively, related to non-lease components such as maintenance, property taxes, etc., and operating lease expense for leases with an initial term of 12 months or less, which is not material.

For our operating lease minimal rental payments that we are obligated to make, see Note 7, “Leases.”

Warranties

We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product.  As of December 31, 2022 and 2021, we have accrued $19.7 million and $17.5 million, respectively, for estimated product warranty claims included in accrued customer returns. The accrued product warranty costs are based primarily on historical experience of actual warranty claims. Warranty expense for each of the years 2022, 2021 and 2020 were $112.5 million, $91.9 million and $87.1 million, respectively.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table provides the changes in our product warranties:

	December 31,
	2022	2021
	(In thousands)
Balance, beginning of period	$17,463	$17,663
Liabilities accrued for current year sales	112,477	91,908
Settlements of warranty claims	(110,273)	(92,108)
Balance, end of period	$19,667	$17,463

Letters of Credit

At December 31, 2022, we had outstanding letters of credit with certain vendors aggregating approximately $2.4 million.  These letters of credit are being maintained as security for reimbursements to insurance companies and as security to the landlord of our administrative offices in Long Island City, New York.  The contract amount of the letters of credit is a reasonable estimate of their value as the value for each is fixed over the life of the commitment.

Change of Control Arrangements

We have a change in control arrangement with one key officer. In the event of a change of control (as defined in the agreement), the executive will receive severance payments and certain other benefits as provided in his agreement.

Asbestos

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying statement of operations.  When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001, and the amounts paid for settlements, awards of asbestos-related damages, and defense of such claims.  At December 31, 2022, approximately 1,530 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through December 31, 2022, the amounts paid for settled claims and awards of asbestos-related damages, including interest, were approximately $64.6 million.  We do not have insurance coverage for the indemnity and defense costs associated with the claims we face.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In accordance with our policy to perform an annual actuarial evaluation in the third quarter of each year, an actuarial study was performed as of August 31, 2022. The results of the August 31, 2022 study included an estimate of our undiscounted liability for settlement payments and awards of asbestos-related damages, excluding legal costs, ranging from $68.8 million to $111.6 million for the period through 2065. The change from the prior year study, which was as of August 31, 2021, was a $7.9 million increase for the low end of the range and a $11.4 million increase for the high end of the range.  The increase in the estimated undiscounted liability from the prior year study at both the low end and high end of the range reflects our actual experience, our historical data and certain assumptions with respect to events that may occur in the future.

Based upon the results of the August 31, 2022 actuarial study, in September 2022 we increased our asbestos liability to $68.8 million, the low end of the range, and recorded an incremental pre-tax provision of $18.5 million in earnings (loss) from discontinued operations in the accompanying statement of operations.  Future legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operations in the accompanying statement of operations, are estimated, according to the August 31, 2022 study, to range from $53.2 million to $105.7 million for the period through 2065.  Total operating cash outflows related to discontinued operations, which include settlements, awards of asbestos-related damages and legal costs, net of taxes, were $12 million, $8.8 million and $16.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, as part of this Report we have furnished a report regarding our internal control over financial reporting as of December 31, 2022. The report is under the caption “Management’s Report on Internal Control Over Financial Reporting” in “Item 8. Financial Statements and Supplementary Data,” which report in included herein.

(c)	Attestation Report of Independent Registered Public Accounting Firm.

KPMG LLP, our independent registered public accounting firm, has issued an opinion as to the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. The opinion is under the caption “Report of Independent Registered Public Accounting Firm−Internal Control Over Financial Reporting” in “Item 8. Financial Statements and Supplementary Data” for this attestation report, which is included herein.

(d)	Changes in Internal Control Over Financial Reporting.

During the quarter ended December 31, 2022 and subsequent to that date, we have not made changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this Item is incorporated herein by reference to the information in our Definitive Proxy Statement to be filed with the SEC in connection with our 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”) set forth under the captions “Proposal No. 1 - Election of Directors,”  “Management Information,” and “Corporate Governance.”

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

The information required by this Item is incorporated herein by reference to the information in our 2023 Proxy Statement set forth under captions “Corporate Governance,” “Compensation Discussion & Analysis,” “Executive Compensation and Related Information” and “Report of the Compensation and Management Development Committee.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information in our 2023 Proxy Statement set forth under the captions “Executive Compensation and Related Information” and “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information in our 2023 Proxy Statement set forth under the captions “Corporate Governance” and “Executive Compensation and Related Information.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent registered public accounting firm is KMPG LLP, New York, New York (PCAOB ID 185).  All other information required by this Item is incorporated herein by reference to the information in our 2023 Proxy Statement set forth under the captions “Audit and Non-Audit Fees.”

Index
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	The Index to Consolidated Financial Statements of the Registrant under Item 8 of this Report is incorporated herein by reference as the list of Financial Statements required as part of this Report.

	(2)	The following financial schedule and related report for the years 2022, 2021 and 2020 is submitted herewith:

		Schedule II - Valuation and Qualifying Accounts

		All other schedules are omitted because they are not required, not applicable or the information is included in the financial statements or notes thereto.

	(3)	Exhibits.

		The exhibit list in the Exhibit Index is incorporated by reference as the list of exhibits required as part of this Report.

ITEM 16.	FORM 10-K SUMMARY

None.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number

3.1	Restated By-Laws, dated as of December 15, 2022 (incorporated by reference to the Company's Current Report on Form 8-K filed as of December 21, 2022).

3.2	Restated Certificate of Incorporation, filed as of August 1, 1990 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2017).

3.3
Certificate of Amendment of the Certificate of Incorporation, filed as of February 27, 1996 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2017).

10.1
Amended and Restated Employee Stock Ownership Plan and Trust of Standard Motor Products, Inc., dated as of December 21, 2018 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2021).

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

10.7	Amended and Restated Supplemental Executive Retirement Plan, dated as of December 31, 2010 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.8
Amendment to Severance Compensation Agreement, dated as of March 8, 2011, between Standard Motor Products, Inc. and James Burke (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.9
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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number

10.10
Standard Motor Products, Inc. Amended and Restated 2016 Omnibus Incentive Plan and forms of related award agreements (incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-256362) filed as of May 21, 2021).

10.11
First Amendment to Credit Agreement, dated as of December 10, 2018, among Standard Motor Products, Inc. and SMP Motor Products Ltd., as borrowers, JPMorgan Chase Bank, N.A., as agent and lender, and the other lenders thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed as of December 13, 2018).

10.12
Second Amendment to Credit Agreement, dated as of March 4, 2022, among Standard Motor Products, Inc., SMP Motor Products Ltd. and Trumpet Holdings, Inc., as borrowers, JPMorgan Chase Bank, N.A., as agent and lender, and the other lenders thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed as of March 10, 2022).

10.13
Credit Agreement, dated as of June 1, 2022, among Standard Motor Products, Inc., as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents, J.P. Morgan Securities LLC, as Sustainability Structuring Agent, JPMorgan Chase Bank, N.A., as Sole Bookrunner, JPMorgan Chase Bank, N.A., BofA Securities, Inc. and Wells Fargo Securities, LLC, as Joint Lead Arrangers, and the lenders named therein (incorporated by reference to the Company’s Current Report on Form 8-K filed as of June 2, 2022).

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
February 22, 2023

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

February 22, 2023	/s/ Eric P. Sills
Eric P. Sills
Chief Executive Officer and President
(Principal Executive Officer)

February 22, 2023	/s/ Nathan R. Iles
Nathan R. Iles
Chief Financial Officer
(Principal Financial and Accounting Officer)

February 22, 2023	/s/ James J. Burke
James J. Burke
Chief Operating Officer

February 22, 2023	/s/ Lawrence I. Sills
Lawrence I. Sills, Director

February 22, 2023	/s/ Alejandro C. Capparelli
Alejandro C. Capparelli, Director

Index
February 22, 2023	/s/ Pamela Forbes Lieberman
Pamela Forbes Lieberman, Director

February 22, 2023	/s/ Patrick S. McClymont
Patrick S. McClymont, Director

February 22, 2023	/s/ Joseph W. McDonnell
Joseph W. McDonnell, Director

February 22, 2023	/s/ Alisa C. Norris
Alisa C. Norris, Director

February 22, 2023	/s/ Pamela S. Puryear, Ph.D.
Pamela S. Puryear, Director

February 22, 2023	/s/ William H. Turner
William H. Turner, Director

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

Schedule II ‑ Valuation and Qualifying Accounts

Years ended December 31, 2022, 2021 and 2020

		Additions

Description	Balance at beginning of year	Charged to costs and expenses		Other	Deductions	Balance at end of year

Year ended December 31, 2022:
Allowance for expected credit losses	$4,815,000	$6,242,000	(1)	$—	$6,928,000	$4,129,000
Allowance for discounts	1,355,000	13,456,000		—	13,565,000	1,246,000
	$6,170,000	$19,698,000		$—	$20,493,000	$5,375,000

Allowance for sales returns	$42,412,000	$152,985,000		$—	$158,228,000	$37,169,000

Year ended December 31, 2021:
Allowance for expected credit losses	$4,406,000	$450,000		$—	$41,000	$4,815,000
Allowance for discounts	1,416,000	13,827,000		—	13,888,000	1,355,000
	$5,822,000	$14,277,000		$—	$13,929,000	$6,170,000

Allowance for sales returns	$40,982,000	$129,964,000		$—	$128,534,000	$42,412,000

Year ended December 31, 2020:
Allowance for expected credit losses	$4,244,000	$392,000		$—	$230,000	$4,406,000
Allowance for discounts	968,000	11,488,000		—	11,040,000	1,416,000
	$5,212,000	$11,880,000		$—	$11,270,000	$5,822,000

Allowance for sales returns	$35,240,000	$135,448,000		$—	$129,706,000	$40,982,000

(1)	Includes a $7 million charge relating to one of our customers that filed a petition for bankruptcy in January 2023.