Form 10-Q
period 2023-03-31
STANDARD MOTOR PRODUCTS, INC.
filed 2023-05-03
CIK 93389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2023

or

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
Yes ☐     No ☑

As of the close of business on April 28, 2023, there were 21,670,631 outstanding shares of the registrant’s Common Stock, par value $2.00 per share.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

Index
PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(In thousands, except share and per share data)	2023	2022
	(Unaudited)
Net sales	$328,028	$322,831
Cost of sales	236,761	232,991
Gross profit	91,267	89,840
Selling, general and administrative expenses	69,633	62,884
Restructuring and integration expenses	912	41
Other income, net	24	—
Operating income	20,746	26,915
Other non-operating income, net	225	1,449
Interest expense	3,862	805
Earnings from continuing operations before income taxes	17,109	27,559
Provision for income taxes	4,372	7,005
Earnings from continuing operations	12,737	20,554
Loss from discontinued operations, net of income taxes	(780)	(1,116)
Net earnings	11,957	19,438
Net earnings (loss) attributable to noncontrolling interest	39	(8)
Net earnings attributable to SMP (a)	$11,918	$19,446

Net earnings attributable to SMP
Earnings from continuing operations	$12,698	$20,562
Discontinued operations	(780)	(1,116)
Total	$11,918	$19,446

Per share data attributable to SMP
Net earnings per common share – Basic:
Earnings from continuing operations	$0.59	$0.94
Discontinued operations	(0.04)	(0.06)
Net earnings per common share – Basic	$0.55	$0.88

Net earnings per common share – Diluted:
Earnings from continuing operations	$0.57	$0.91
Discontinued operations	(0.03)	(0.04)
Net earnings per common share – Diluted	$0.54	$0.87

Dividend declared per share	$0.29	$0.27

Average number of common shares	21,609,618	21,978,507
Average number of common shares and dilutive common shares	22,097,750	22,477,819

(a) Throughout this Form 10-Q, “SMP” refers to Standard Motor Products, Inc. and subsidiaries.

See accompanying notes to consolidated financial statements (unaudited).

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(In thousands)	2023	2022
	(Unaudited)

Net earnings	$11,957	$19,438
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,820	(638)
Derivative instruments	(1,377)	—
Pension and postretirement plans	(3)	(5)
Total other comprehensive income (loss), net of tax	1,440	(643)
Total comprehensive income	13,397	18,795
Comprehensive income (loss) attributable to noncontrolling interest, net of tax:
Net earnings (loss)	39	(8)
Foreign currency translation adjustments	(29)	3
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	10	(5)
Comprehensive income attributable to SMP	$13,387	$18,800

See accompanying notes to consolidated financial statements (unaudited).

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,196	$21,150
Accounts receivable, less allowances for discounts and expected credit losses of $5,816 and $5,375 in 2023 and 2022, respectively	210,801	167,638
Inventories	522,039	528,715
Unreturned customer inventories	20,626	19,695
Prepaid expenses and other current assets	26,192	25,241
Total current assets	803,854	762,439

Property, plant and equipment, net of accumulated depreciation of $244,392 and $239,176 for 2023 and 2022, respectively	107,123	107,148
Operating lease right-of-use assets	74,291	49,838
Goodwill	132,289	132,087
Other intangibles, net	98,389	100,504
Deferred income taxes	33,893	33,658
Investments in unconsolidated affiliates	42,719	41,745
Other assets	27,462	27,510
Total assets	$1,320,020	$1,254,929

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of revolving credit facility	$52,600	$50,000
Current portion of term loan and other debt	5,014	5,031
Accounts payable	94,372	89,247
Sundry payables and accrued expenses	42,041	49,990
Accrued customer returns	42,153	37,169
Accrued core liability	21,319	22,952
Accrued rebates	39,657	37,381
Payroll and commissions	24,268	31,361
Total current liabilities	321,424	323,131

Long-term debt	215,487	184,589
Noncurrent operating lease liabilities	65,319	40,709
Other accrued liabilities	24,298	22,157
Accrued asbestos liabilities	60,820	63,305
Total liabilities	687,348	633,891
Commitments and contingencies

Stockholders’ equity:
Common stock – par value $2.00 per share:
Authorized – 30,000,000 shares; issued 23,936,036 shares	47,872	47,872
Capital in excess of par value	106,675	105,615
Retained earnings	569,899	564,242
Accumulated other comprehensive income	(11,001)	(12,470)
Treasury stock – at cost (2,265,530 shares and 2,350,377 shares in 2023 and 2022, respectively)	(91,801)	(95,239)
Total SMP stockholders’ equity	621,644	610,020
Noncontrolling interest	11,028	11,018
Total stockholders’ equity	632,672	621,038
Total liabilities and stockholders’ equity	$1,320,020	$1,254,929

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Three Months Ended March 31,
	2023	2022
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$11,957	$19,438
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	7,082	6,952
Amortization of deferred financing cost	124	67
Increase to allowance for expected credit losses	388	200
Increase to inventory reserves	962	1,188
Equity income from joint ventures	(154)	(939)
Employee Stock Ownership Plan allocation	742	574
Stock-based compensation	1,532	1,980
Decrease in deferred income taxes	213	188
Loss on discontinued operations, net of tax	780	1,116
Change in assets and liabilities:
Increase in accounts receivable	(42,617)	(44,706)
(Increase) decrease in inventories	6,195	(67,662)
Decrease in prepaid expenses and other current assets	1,165	2,171
Increase in accounts payable	4,809	1,942
Decrease in sundry payables and accrued expenses	(10,656)	(21,226)
Net changes in other assets and liabilities	(2,964)	(5,245)
Net cash used in operating activities	(20,442)	(103,962)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,363)	(6,449)
Other investing activities	13	—
Net cash used in investing activities	(4,350)	(6,449)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of term loan	(1,250)	—
Net borrowings under revolving credit facilities	34,750	120,152
Net borrowings (repayment) of other debt and lease obligations	(22)	188
Purchase of treasury stock	—	(6,517)
Increase in overdraft balances	125	444
Dividends paid	(6,261)	(5,935)
Net cash provided by financing activities	27,342	108,332
Effect of exchange rate changes on cash	496	323
Net increase (decrease) in cash and cash equivalents	3,046	(1,756)
CASH AND CASH EQUIVALENTS at beginning of period	21,150	21,755
CASH AND CASH EQUIVALENTS at end of period	$24,196	$19,999

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,970	$644
Income taxes	$3,163	$3,793

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2023
(Unaudited)

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total SMP	Non- Controlling Interest	Total
Balance at December 31, 2022	$47,872	$105,615	$564,242	$(12,470)	$(95,239)	$610,020	$11,018	$621,038
Net earnings (loss)	—	—	11,918	—	—	11,918	39	11,957
Other comprehensive income (loss), net of tax	—	—	—	1,469	—	1,469	(29)	1,440
Cash dividends paid	—	—	(6,261)	—	—	(6,261)	—	(6,261)
Stock-based compensation	—	1,044	—	—	488	1,532	—	1,532
Employee Stock Ownership Plan	—	16	—	—	2,950	2,966	—	2,966
Balance at March 31, 2023	$47,872	$106,675	$569,899	$(11,001)	$(91,801)	$621,644	$11,028	$632,672

Three Months Ended March 31, 2022
(Unaudited)

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total SMP	Non- Controlling Interest	Total
Balance at December 31, 2021	$47,872	$105,377	$532,319	$(8,169)	$(75,819)	$601,580	$11,047	$612,627
Net earnings (loss)	—	—	19,446	—	—	19,446	(8)	19,438
Other comprehensive income (loss), net of tax	—	—	—	(646)	—	(646)	3	(643)
Cash dividends paid	—	—	(5,935)	—	—	(5,935)	—	(5,935)
Purchase of treasury stock	—	—	—	—	(6,850)	(6,850)	—	(6,850)
Stock-based compensation	—	1,860	—	—	120	1,980	—	1,980
Employee Stock Ownership Plan	—	369	—	—	1,927	2,296	—	2,296
Balance at March 31, 2022	$47,872	$107,606	$545,830	$(8,815)	$(80,622)	$611,871	$11,042	$622,913

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Basis of Presentation

Standard Motor Products, Inc. and its subsidiaries (referred to hereinafter in these notes to the consolidated financial statements as “we,” “us,” “our,” “SMP,” or the “Company”) is a leading manufacturer and distributor of premium replacement parts in the automotive aftermarket, and custom-engineered solutions for vehicle control and thermal management categories in diversified end markets.  We sell our products primarily to automotive aftermarket retailers, warehouse distributors, original equipment manufacturers and original equipment service part operations in the United States, Canada, Europe, Asia, Mexico and other Latin American countries.

The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.  The unaudited consolidated financial statements include our accounts and all domestic and international companies in which we have more than a 50% equity ownership, except in instances where the minority shareholder maintains substantive participating rights, in which case we follow the equity method of accounting.  In instances where we have more than a 50% equity ownership and the minority shareholder does not maintain substantive participating rights, our consolidated financial statements include the accounts of the company on a consolidated basis with its net income and equity reported at amounts attributable to both our equity position and that of the noncontrolling interest.  Investments in unconsolidated affiliates are accounted for on the equity method, as we do not have a controlling financial interest but have the ability to exercise significant influence.  All significant inter-company items have been eliminated.

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

Reclassification

Certain prior period amounts in the accompanying consolidated financial statements and related notes have been reclassified to conform to the 2023 presentation.

Reportable Segments

Beginning on January 1, 2023, we reorganized our business into three operating segments – Engineered Solutions, Vehicle Control and Temperature Control. The new operating segment structure provides clarity regarding the unique dynamics and margin profiles of the markets served by each segment, better aligns our operating segments with our strategic focus on diversification, and provides greater transparency into our positioning to capture growth opportunities in the future.  Prior period segment results have been reclassified to conform to our operating segment reorganization. For additional information related to our segment reorganization, see Note 7, “Goodwill and Acquired Intangible Assets,” Note 16, “Industry Segments,” and Note 17, “Net Sales.”

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Note 2.  Summary of Significant Accounting Policies

The preparation of consolidated annual and quarterly financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods.  We have made a number of estimates and assumptions in the preparation of these consolidated financial statements.  We can give no assurance that actual results will not differ from those estimates.  Although we do not believe that there is a reasonable likelihood that there will be a material change in the future estimates, or in the assumptions that we use in calculating the estimates, the uncertain future effects, if any, of disruptions in the supply chain, Russia’s invasion of the Ukraine and resultant sanctions imposed by the U.S. and other governments, the geo-political impact of U.S. relations with China, future increases in interest rates, inflation, macroeconomic uncertainty, and other unforeseen changes in the industry, or business, could materially impact the estimates, and may have a material adverse effect on our business, financial condition and results of operations.  Some of the more significant estimates include allowances for expected credit losses, cash discounts, valuation of inventory, valuation of long-lived assets, goodwill and other intangible assets, depreciation and amortization of long-lived assets, product liability exposures, asbestos, environmental and litigation matters, valuation of deferred tax assets, share based compensation and sales returns and other allowances.

There have been no material changes to our critical accounting policies and estimates from the information provided in Note 1 of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022.

Recently Issued Accounting Pronouncements

Standards not yet adopted as of March 31, 2023

There are no recently issued accounting pronouncements not yet been adopted as of March 31, 2023 that could have a material impact on our financial statements.

Note 3.  Business Acquisitions and Investments

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
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
2022 Business Acquisitions

Acquisition of Capital Stock of Kade Trading GmbH (“Kade”)

In October 2022, we acquired 100% of the capital stock of Kade Trading GmbH (“Kade”) headquartered in Glinde, Germany for Euros 2.7 million (approximately $2.7 million), inclusive of closing balance sheet adjustments, plus a Euros 0.5 million (approximately $0.5 million) earn-out based upon Kade’s performance in 2024 and 2025.  Kade is a supplier across Europe of mobile temperature control components to commercial vehicle, passenger car and specialty equipment markets and has been a distributor of products from our joint ventures including electric compressors, hose assemblies and receiver dryers, with annual sales of approximately $6 million. The acquired Kade business, reported as part of our Engineered Solutions segment, was paid for with cash.

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

Incremental revenues from the acquired Kade business included in our consolidated statement of operations for the three months ended March 31, 2023 were $1.7 million.

Note 4.  Restructuring and Integration Expenses

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2022	$1,521	$—	$1,521
Restructuring and integration costs:
Amounts provided for during 2023 (1)	840	72	912
Cash payments	(321)	(48)	(369)
Foreign currency exchange rate changes	(27)	—	(27)
Exit activity liability at March 31, 2023	$2,013	$24	$2,037

(1)
Restructuring and integration expenses incurred during the three months ended March 31, 2023 consist of $0.3 million in our Vehicle Control segment, $0.5 million in our Temperature Control segment and $0.1 million in our Engineered Solutions segment.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Restructuring Costs

Cost Reduction Initiative

During the fourth quarter of 2022, to further our ongoing efforts to improve operating efficiencies and reduce costs, we announced plans for a reduction in our sales force, and initiated plans to relocate certain product lines from our Independence, Kansas manufacturing facility and from our St. Thomas, Canada manufacturing facility to our manufacturing facilities in Reynosa, Mexico.

Restructuring expenses related to the Cost Reduction Initiative of approximately $0.9 million were incurred during the three months ended March 31, 2023 consisting of (1) expenses of approximately $0.8 million of employee severance related to our product line relocations, and (2) expenses of approximately $0.1 million related to the relocation of machinery and equipment to our manufacturing facilities in Reynosa, Mexico.  Cash payments made of approximately $0.4 million during the three months ended March 31, 2023 consisted primarily of severance payments related to the sales force reduction.  Additional restructuring costs related to the initiative, and expected to be incurred, are approximately $1.9 million.  We anticipate that the Cost Reduction Initiative will be completed by the end of 2023.

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

Pursuant to these agreements, we sold $170.9 million and $155.7 million of receivables during the three months ended March 31, 2023 and 2022, respectively.  Receivables presented at financial institutions and not yet collected as of March 31, 2023 were approximately $2.6 million and remained in our accounts receivable balance as of that date. There were no receivables presented at financial institutions and not yet collected as of December 31, 2022. All receivables sold were reflected as a reduction of accounts receivable in the consolidated balance sheet at the time of sale.  A charge in the amount of $9 million and $3.5 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months ended March 31, 2023 and 2022, respectively.

To the extent that these arrangements are terminated, our financial condition, results of operations, cash flows and liquidity could be adversely affected by extended payment terms, or delays or failures in collecting trade accounts receivable. The utility of the supply chain financing arrangements also depends upon a benchmark reference rate for the purpose of determining the discount rate applicable to each arrangement. If the benchmark reference rate increases significantly, we may be negatively impacted as we may not be able to pass these added costs on to our customers, which could have a material and adverse effect upon our financial condition, results of operations and cash flows.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Note 6.  Inventories

Inventories, which are stated at the lower of cost (determined by means of the first-in, first-out method) and net realizable value, consist of the following:

	March 31, 2023	December 31, 2022
	(In thousands)

Finished goods	$313,636	$324,362
Work in process	15,403	14,099
Raw materials	193,000	190,254
Subtotal	522,039	528,715
Unreturned customer inventories	20,626	19,695
Total inventories	$542,665	$548,410

Note 7.  Goodwill and Acquired Intangible Assets

Goodwill

In connection with our operating segment reorganization, we reassessed our reporting units and reallocated goodwill from the reporting units that existed prior to the change to the new reporting units, using a relative fair value allocation approach similar to that used when a portion of a reporting unit is to be disposed of.  We performed goodwill impairment tests as of January 1, 2023 on both the reporting units in place prior to the change and the new reporting units, and concluded that the estimated fair values of each of the reporting units exceeded their respective carrying amounts and, therefore, no impairment charge was necessary.

Acquired Intangible Assets

Acquired identifiable intangible assets consist of the following:

	March 31, 2023	December 31, 2022
	(In thousands)
Customer relationships	$159,447	$158,717
Patents, developed technology and intellectual property	14,123	14,123
Trademarks and trade names	8,880	8,880
Non-compete agreements	3,291	3,282
Supply agreements	800	800
Leaseholds	160	160
Total acquired intangible assets	186,701	185,962
Less accumulated amortization (1)	(89,683)	(86,945)
Net acquired intangible assets	$97,018	$99,017

(1)	Applies to all intangible assets, except for trademarks and trade names totaling $2.6 million, which has an indefinite useful life and, as such, is not being amortized.

Total amortization expense for acquired intangible assets was $2.2 million and $2.1 million for the three months ended March 31, 2023 and 2022, respectively.  Based on the current estimated useful lives assigned to our intangible assets, amortization expense is estimated to be $6.3 million for the remainder of 2023, $8.5 million in 2024, $8.4 million in 2025, $8.4 million in 2026 and $62.8 million in the aggregate for the years 2027 through 2041.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 8.  Leases

Quantitative Lease Disclosures

We have operating and finance leases for our manufacturing facilities, warehouses, office space, automobiles, and certain equipment.  Our leases have remaining lease terms of up to eleven years, some of which may include one or more five-year renewal options. We have not included any of the renewal options in our operating lease payments as we concluded that it is not reasonably certain that we will exercise any of these renewal options. Leases with an initial term of twelve months or less are not recorded on the balance sheet.  Operating lease expense is recognized on a straight-line basis over the lease term.  Finance leases are not material.

The following tables provide quantitative disclosures related to our operating leases and includes all operating leases acquired from the date of acquisition (in thousands):

Balance Sheet Information	March 31, 2023	December 31, 2022
Assets
Operating lease right-of-use assets	$74,291	$49,838

Liabilities
Sundry payables and accrued expenses	$10,806	$10,763
Noncurrent operating lease liabilities	65,319	40,709
Total operating lease liabilities	$76,125	$51,472
Weighted Average Remaining Lease Term
Operating leases	8.5 Years	7 Years
Weighted Average Discount Rate
Operating leases	4.3%	3.7%

	Three Months Ended
Expense and Cash Flow Information	March 31,
Lease Expense	2023	2022
Operating lease expense (a)	$3,109	$2,830

Supplemental Cash Flow Information
Cash paid for the amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,834	$2,760
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases (b)	$29,092	$3,866

(a)
Excludes expenses of approximately $0.7 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively, related to non-lease components such as maintenance, property taxes, etc., and operating lease expense for leases with an initial term of 12 months or less, which is not material.

(b)	Includes $27.8 million of right-of-use assets related to the lease modification and extension for our distribution center and office in Lewisville, Texas during the three months ended March 31, 2023.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Minimum Lease Payments

At March 31, 2023, we are obligated to make minimum lease payments through 2034, under operating leases, which are as follows (in thousands):

2023	$8,158
2024	12,383
2025	10,627
2026	9,517
2027	8,740
Thereafter	44,780
Total lease payments	$94,205
Less: Interest	(18,080)
Present value of lease liabilities	$76,125

Note 9.  Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	March 31, 2023	December 31, 2022
	(In thousands)
Credit facility – term loan due 2027	$96,250	$97,500
Credit facility – revolver due 2027	176,750	142,000
Other	101	120
Total debt	$273,101	$239,620

Current maturities of debt	$57,614	$55,031
Long-term debt	215,487	184,589
Total debt	$273,101	$239,620

Term Loan and Revolving Credit Facility

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

Outstanding borrowings at March 31, 2023 under the Credit Agreement were $273 million, consisting of current borrowings of $57.6 million and long-term debt of $215.4 million; while outstanding borrowings at December 31, 2022 were $239.5 million, consisting of current borrowings of $55 million and long-term debt of $184.5 million.  Letters of credit outstanding under the Credit Agreement were $2.4 million at both March 31, 2023 and December 31, 2022.

At March 31, 2023, the weighted average interest rate under our Credit Agreement was 5.6%, which consisted of $273 million in borrowings under Term SOFR, adjusted for the impact of the interest rate swap agreement on $100 million of borrowings.  At December 31, 2022, the weighted average interest rate under our Credit Agreement was 5.2%, which consisted of $237 million in borrowings at 5.2% under Term SOFR, adjusted for the impact of the interest rate swap agreement on $100 million of borrowings, and an alternative base rate borrowing of $2.5 million at 8%.  During the three months ended March 31, 2023, our average daily alternative base rate loan balance was $0.3 million, compared to a balance of $2.6 million for the three months ended March 31, 2022 and a balance of $5.6 million for the year ended December 31, 2022.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Polish Overdraft Facility

In October 2022, our Polish subsidiary, SMP Poland sp. z.o.o., amended its overdraft facility with HSBC Continental Europe (Spolka Akcyjna) Oddzial w Polsce to provide for borrowings under the facility in Euros and U.S. Dollars. Under the amended terms, the overdraft facility provides for borrowings of up to Zloty 30 million (approximately $7 million) if borrowings are solely in Zloty, or up to 85% of the Zloty 30 million limit (approximately $5.9 million) if borrowings are in Euros and/or U.S. Dollars. The overdraft facility has an initial maturity date in December 2022, with automatic three-month renewals until June 2027, subject to cancellation by either party, at its sole discretion, at least 30 days prior to the commencement of the three-month renewal period. Borrowings under the amended overdraft facility will bear interest at a rate equal to (1) the one month Warsaw Interbank Offered Rate (“WIBOR”) + 1.5% for borrowings in Polish Zloty, (2) the one month Euro Interbank Offered Rate (“EURIBOR”) + 1.5% for  borrowings in Euros, and (3) the Mid-Point of the Fed Target Range + 1.75% for borrowings in U.S Dollars.  Borrowings under the overdraft facility are guaranteed by Standard Motor Products, Inc., the ultimate parent company.  There were no borrowings outstanding under the overdraft facility at both March 31, 2023 and December 31, 2022.

Maturities of Debt

As of March 31, 2023, maturities of debt through 2027, assuming no prepayments, are as follows (in thousands):

	Revolving Credit Facility	Term Loan Facility	Polish Overdraft Facility and Other Debt	Total
Remainder of 2023	$—	$3,750	$14	$3,764
2024	—	5,000	87	5,087
2025	—	5,000	—	5,000
2026	—	7,500	—	7,500
2027	176,750	75,000	—	251,750
Total	$176,750	$96,250	$101	$273,101
Less: current maturities	(52,600)	(5,000)	(14)	(57,614)
Long-term debt	$124,150	$91,250	$87	$215,487

Deferred Financing Costs

We have deferred financing costs of approximately $2 million and $2.1 million as of March 31, 2023 and December 31, 2022, respectively.  Deferred financing costs are related to our term loan and revolving credit facilities. Deferred financing costs as of March 31, 2023, assuming no prepayments, are being amortized in the amounts of $0.3 million for the remainder of 2023, $0.5 million in 2024, $0.5 million in 2025, $0.5 million in 2026 and $0.2 million in 2027.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 10.  Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income by Component (in thousands)

	Three Months Ended March 31, 2023
	Foreign Currency Translation	Unrecognized Postretirement Benefit Costs (Credit)	Unrealized derivative gains (losses)		Total
Balance at December 31, 2022 attributable to SMP	$(16,330)	$37	$3,823		$(12,470)
Other comprehensive income before reclassifications	2,849	—	(1,039)	(1)	1,810
Amounts reclassified from accumulated other comprehensive income	—	(3)	(338)		(341)
Other comprehensive income, net	2,849	(3)	(1,377)		1,469
Balance at March 31, 2023 attributable to SMP	$(13,481)	$34	$2,446		$(11,001)

(1)
Consists of the unrecognized loss relating to the change in fair value of the cash flow interest rate hedge of $1.9 million ($1.4 million, net of tax), net of cash settlements of  $0.5 million ($0.3 million, net of tax) in the three month ended March 31, 2023.

Reclassifications Out of Accumulated Other Comprehensive Income (in thousands)

Three Months Ended
Details About Accumulated Other Comprehensive Income Components	March 31, 2023
Derivative cash flow hedge:
Unrecognized gain (loss) (1)	$(456)
Postretirement Benefit Plans:
Unrecognized gain (loss) (2)	(6)
Total before income tax	(462)
Income tax expense (benefit)	(121)
Total reclassifications attributable to SMP	$(341)

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

Our restricted and performance-based share activity was as follows for the three months ended March 31, 2023:

	Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2022	880,829	$31.79
Granted	—	—
Vested	(12,047)	32.37
Forfeited	(1,000)	40.12
Balance at March 31, 2023	867,782	$31.81

We recorded compensation expense related to restricted shares and performance-based shares of $1.5 million ($1.1 million, net of tax) and $2 million ($1.5 million, net of tax) for the three months ended March 31, 2023 and 2022, respectively. The unamortized compensation expense related to our restricted and performance-based shares was $12.8 million at March 31, 2023, and is expected to be recognized as they vest over a weighted average period of 4.1 years and 0.08 years for employees and directors, respectively.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 12.  Employee Benefits

We provide certain medical and dental care benefits to 14 former U.S. union employees. The postretirement medical and dental benefit obligation to the former union employees as of March 31, 2023, and the related net periodic benefit cost for the plan for the three months ended March 31, 2023 and 2022 were not material.

We maintain a defined contribution Supplemental Executive Retirement Plan for key employees.  Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees.  In March 2023, we made company contributions to the plan of $0.8 million related to calendar year 2022.

We also have an Employee Stock Ownership Plan and Trust for employees who are not covered by a collective bargaining agreement.  In connection therewith, we maintain an employee benefits trust to which we contribute shares of treasury stock.  We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under the plan. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released.  The trustees will vote the shares in accordance with their fiduciary duties.  During the three months ended March 31, 2023, we contributed to the trust an additional 72,800 shares from our treasury and released 72,800 shares from the trust leaving 200 shares remaining in the trust as of March 31, 2023.

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

In June 2022, we entered into a seven year interest rate swap agreement with a notional amount of $100 million that is to mature in May 2029.  The interest rate swap agreement has been designated as a cash flow hedge of interest payments on $100 million of borrowings under our Credit Agreement. Under the terms of the swap agreement, we will receive monthly variable interest payments based on one month Term SOFR and will pay interest based upon a fixed rate of 2.683% per annum, adjusted upward for the credit spread adjustment in the Credit Agreement of 0.10% and the loan margin in the Credit Agreement of 1.50% at March 31, 2023.

The fair value of the interest rate swap agreement as of March 31, 2023 and December 31, 2022 was an asset of $3.3 million and $5.2 million, respectively, which has been deferred and recorded in accumulated other comprehensive income, net of income taxes, in our consolidated balance sheet. When the interest expense on the underlying borrowing is recognized, the deferred gain/loss in accumulated other comprehensive income is recorded in earnings as interest expense in the consolidated statements of operations. We perform quarterly hedge effectiveness assessments and anticipate that the interest rate swap will be highly effective throughout its term.

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

The following is a summary of the estimated fair values, carrying amounts, and classification under the fair value hierarchy of our financial instruments at March 31, 2023 and December 31, 2022 (in thousands):

		March 31, 2023		December 31, 2022
	Fair Value Hierarchy	Fair Value	Carrying Amount	Fair Value	Carrying Amount

Cash and cash equivalents	LEVEL 1	$24,196	$24,196	$21,150	$21,150
Deferred compensation	LEVEL 1	22,410	22,410	20,190	20,190
Short term borrowings	LEVEL 1	57,614	57,614	55,031	55,031
Long-term debt	LEVEL 1	215,487	215,487	184,589	184,589
Cash flow interest rate swap	LEVEL 2	3,311	3,311	5,174	5,174

The carrying value of cash and cash equivalents approximates fair value due to the short maturity of those investments.  The fair value of the underlying assets held by the deferred compensation plan are based on the quoted market prices of the underlying funds which are held by registered investment companies. The carrying value of our variable rate short-term borrowings and long-term debt under our credit facilities approximates fair value as the variable interest rates in the facilities reflect current market rates. The fair value of our cash flow interest rate swap obtained from two independent third parties, is based upon market quotes, and represents the net amount required to terminate the interest rate swap, taking into consideration market rates and counterparty credit risk.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Note 15. Earnings Per Share

The following are reconciliations of the net earnings attributable to SMP and the shares used in calculating basic and dilutive net earnings per common share (in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Net Earnings Attributable to SMP -
Earnings from continuing operations	$12,698	$20,562
Loss from discontinued operations	(780)	(1,116)
Net earnings attributable to SMP	$11,918	$19,446

Basic Net Earnings Per Common Share Attributable to SMP -
Earnings from continuing operations per common share	$0.59	$0.94
Loss from discontinued operations per common share	(0.04)	(0.06)
Net earnings per common share attributable to SMP	$0.55	$0.88

Weighted average common shares outstanding	21,610	21,979

Diluted Net Earnings Per Common Share Attributable to SMP -
Earnings from continuing operations per common share	$0.57	$0.91
Loss from discontinued operations per common share	(0.03)	(0.04)
Net earnings per common share attributable to SMP	$0.54	$0.87

Weighted average common shares outstanding	21,610	21,979
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock and performance-based stock	488	499
Weighted average common shares outstanding – Diluted	22,098	22,478

The shares listed below were not included in the computation of diluted net earnings per common share attributable to SMP because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):

	Three Months Ended March 31,
	2023	2022
Restricted and performance-based shares	298	259

Note 16. Industry Segments

Beginning on January 1, 2023, we reorganized our business into three operating segments – Engineered Solutions, Vehicle Control and Temperature Control. The new operating segment structure provides clarity regarding the unique dynamics and margin profiles of the markets served by each segment, better aligns our operating segments with our strategic focus on diversification, and provides greater transparency into our positioning to capture growth opportunities in the future.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Engineered Solutions is a new operating segment created by carving out all non-aftermarket business from our prior Engine Management and Temperature Control operating segments.  Our Engineered Solutions segment supplies custom-engineered solutions to vehicle and equipment manufacturers in highly diversified global end-markets such as commercial and light vehicles, construction, agriculture, power sports and marine.

Vehicle Control is the new name for our Engine Management operating segment.  It includes our core aftermarket business after carving out all non-aftermarket business to our Engineered Solutions operating segment.  The Vehicle Control operating segment includes sales from ignition, emissions, and fuel delivery, electrical and safety, and wire sets and other product categories.

Temperature Control is our ongoing operating segment, after the carve out of all non-aftermarket business to our Engineered Solutions operating segment, that derives its sales from air conditioning system components and other thermal product categories.  Our Temperature Control operating segment is poised to benefit from the broader adoption of air conditioning and other thermal systems.

The following tables show our net sales and operating income for each reportable operating segment (in thousands):

	Three Months Ended March 31,
	2023	2022
Net Sales (a)
Vehicle Control	$184,577	$177,264
Temperature Control	72,406	73,058
Engineered Solutions	71,045	72,509
Other	—	—
Consolidated	$328,028	$322,831

Operating Income (Loss)
Vehicle Control	$17,375	$20,344
Temperature Control	2,084	4,162
Engineered Solutions	5,647	6,288
Other	(4,360)	(3,879)
Consolidated	$20,746	$26,915

(a)	There are no intersegment sales among our Vehicle Control, Temperature Control and Engineered Solutions operating segments.

For the disaggregation of our net sales from contracts with customers by major product group and geographic area within each of our operating segments, see Note 17, “Net Sales.”

Note 17. Net Sales

Disaggregation of Net Sales

We disaggregate our net sales from contracts with customers by major product group and geographic area within each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our net sales are affected by economic factors.

Major Product Group

The Vehicle Control operating segment generates its revenues from core aftermarket sales of ignition, emissions, and fuel delivery, electrical and safety, and wire sets and other product categories.  The Temperature Control operating segment generates its revenue from aftermarket sales of air conditioning system components and other thermal products.  The Engineered Solutions operating segment generates revenues from custom-engineered products to vehicle and equipment manufacturers in highly diversified global end-markets such as commercial and light vehicles, construction, agriculture, power sports and marine.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
The following table summarizes consolidated net sales by major product group within each operating segment for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Vehicle Control
Engine Management (Ignition, Emissions and Fuel Delivery)	$116,083	$109,149
Electrical and Safety	51,804	52,257
Wire Sets and Other	16,690	15,858
Total Vehicle Control	184,577	177,264

Temperature Control
AC System Components	45,752	47,374
Other Thermal Components	26,654	25,684
Total Temperature Control	72,406	73,058

Engineered Solutions
Commercial Vehicle	19,857	21,451
Construction/Agriculture	12,795	10,984
Light Vehicle	22,966	26,075
All Other	15,427	13,999
Total Engineered Solutions	71,045	72,509

Other	—	—

Total	$328,028	$322,831

Geographic Area

We sell our line of products primarily in the United States, with additional sales in Canada, Mexico, Europe, Asia and Latin America.  Sales are attributed to countries based upon the location of the customer.  Our sales are substantially denominated in U.S. dollars.

The following tables provide disaggregation of net sales information by geographic area within each operating segment for the three months ended March 31, 2023 and 2022 (in thousands):

Three months ended March 31, 2023	Vehicle Control	Temperature Control	Engineered Solutions	Other	Total
Geographic Area:
United States	$166,412	$69,571	$44,206	$—	$280,189
Canada	8,330	2,755	5,238	—	16,323
Europe	198	—	15,084	—	15,282
Mexico	8,587	—	1,768	—	10,355
Asia	62	20	4,054	—	4,136
Other foreign	988	60	695	—	1,743
Total	$184,577	$72,406	$71,045	$—	$328,028

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Three months ended March 31, 2022	Vehicle Control	Temperature Control	Engineered Solutions	Other	Total
Geographic Area:
United States	$161,071	$69,312	$46,889	$—	$277,272
Canada	8,708	3,499	3,502	—	15,709
Europe	192	15	11,330	—	11,537
Mexico	6,083	84	1,624	—	7,791
Asia	80	22	8,401	—	8,503
Other foreign	1,130	126	763	—	2,019
Total	$177,264	$73,058	$72,509	$—	$322,831

Note 18. Commitments and Contingencies

Asbestos

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying statement of operations.  When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001, and the amounts paid for settlements, awards of asbestos-related damages, and defense of such claims.  At March 31, 2023, approximately 1,485 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through March 31, 2023, the amounts paid for settled claims and awards of asbestos-related damages, including interest, were approximately $67 million.  We do not have insurance coverage for the indemnity and defense costs associated with the claims we face.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Based upon the results of the August 31, 2022 actuarial study, in September 2022 we increased our asbestos liability to $68.8 million, the low end of the range, and recorded an incremental pre-tax provision of $18.5 million in earnings (loss) from discontinued operations in the accompanying statement of operations.  Future legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operations in the accompanying statement of operations, are estimated, according to the August 31, 2022 study, to range from $53.2 million to $105.7 million for the period through 2065.  Total operating cash outflows related to discontinued operations, which include settlements, awards of asbestos-related damages and legal costs, net of taxes, were $2.6 million and $5 million for the three months ended March 31, 2023 and 2022, respectively.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Warranties

We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time of the product depending on the nature of the product.  As of March 31, 2023 and 2022, we have accrued  $20.6 million and $20.7 million, respectively, for estimated product warranty claims included in accrued customer returns. The accrued product warranty costs are based primarily on historical experience of actual warranty claims.

The following table provides the changes in our product warranties (in thousands):

	Three Months Ended March 31,
	2023	2022

Balance, beginning of period	$19,667	$17,463
Liabilities accrued for current year sales	25,793	22,626
Settlements of warranty claims	(24,860)	(19,378)
Balance, end of period	$20,600	$20,711

Index
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements in this Report are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects,” “strategies” and similar expressions. These statements represent our expectations based on current information and assumptions and are inherently subject to risks and uncertainties.  Our actual results could differ materially from those which are anticipated or projected as a result of certain risks and uncertainties, including, but not limited to, changes or loss in business relationships with our major customers and in the timing, size and continuation of our customers’ programs; changes in our supply chain financing arrangements, such as changes in terms, termination of contracts and/or the impact of rising interest rates; the ability of our customers to achieve their projected sales; competitive product and pricing pressures; increases in production or material costs, including procurement costs resulting from higher tariffs, and inflationary cost increases in raw materials, labor and transportation, that cannot be recouped in product pricing; the performance of the aftermarket, non-aftermarket, industrial equipment and original equipment markets; changes in the product mix and distribution channel mix; economic and market conditions; successful integration of acquired businesses; our ability to achieve benefits from our cost savings initiatives; product liability and environmental matters (including, without limitation, those related to asbestos-related contingent liabilities and remediation costs at certain properties); the effects of a widespread public health crisis, including the coronavirus (COVID-19) pandemic; the effects of disruptions in the supply chain; Russia’s invasion of the Ukraine and resultant sanctions imposed by the U.S. and other governments; the geo-political impact of U.S. relations with China; climate-related risks, such as physical and transition risks; as well as other risks and uncertainties, such as those described under Risk Factors, Quantitative and Qualitative Disclosures About Market Risk and those detailed herein and from time to time in the filings of the Company with the SEC. Forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. In addition, historical information should not be considered as an indicator of future performance.  The following discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, included elsewhere in this Report.

Overview

With over 100 years in business, we are a leader in the industries we serve and a trusted partner for all of our stakeholders.  We manufacture and distribute premium replacement parts for our customers in the automotive aftermarket, while providing customized solutions for vehicle control and thermal management products in diversified end markets represented by our Engineered Solutions segment.  We are a global manufacturer with over 6,000 employees (inclusive of temporary and joint venture employees) across nearly 39 manufacturing, distribution and engineering facilities and offices located in North America, Europe and Asia.  We sell our products primarily to automotive aftermarket retailers, warehouse distributors, original equipment manufacturers and original equipment service part operations in the United States, Canada, Europe, Asia, Mexico and other Latin American countries.

Beginning on January 1, 2023, we reorganized our business into three operating segments – Engineered Solutions, Vehicle Control and Temperature Control.

Engineered Solutions is a new operating segment created by carving out all non-aftermarket business from our prior Engine Management and Temperature Control operating segments, which will now solely reflect parts sales to aftermarket channels.  Our Engineered Solutions segment supplies custom-engineered solutions to vehicle and equipment manufacturers in highly diversified global end-markets such as commercial and light vehicles, construction, agriculture, power sports and marine, and is expected to provide a platform for growth.  Segment offerings include product categories from both of our legacy operating segments, and offer a broad array of conventional and future-oriented technologies, including those that are specific to vehicle electrification as well as those that are powertrain-neutral.

Index
Vehicle Control is the new name for our Engine Management operating segment.  It includes our core aftermarket business after carving out of all non-aftermarket business to our Engineered Solutions operating segment.  The Vehicle Control segment includes sales from three new major product groups – (1) Ignition, Emissions & Fuel Delivery, which includes the traditional internal combustion engine (ICE) dependent categories; (2) Electrical & Safety, which includes powertrain neutral vehicle technologies such as electrical switches/relays, safety related products such as anti-lock brake and vehicle speed sensors, tire pressure monitoring, park assist sensors, and advanced driver assistance components; and (3) Wire Sets & Other, which includes spark plug wire sets and other related products, and are product categories we have noted to be in secular decline based upon product life cycle.

Our Temperature Control operating segment remains substantially unchanged, as only a small portion of its business moved to Engineered Solutions, and this legacy aftermarket business segment is poised to benefit from the broader adoption of air conditioning and other thermal systems.  Those systems will provide passenger comfort regardless of the vehicles’ powertrain, and are being developed to cool batteries and other products used on electric vehicles.  Segment offerings include sales from thermal products in the aftermarket business under two major product groups – (1) AC System Components, which includes compressors, connecting lines, heat exchangers, and expansion devices; and (2) Other Thermal Components, which includes parts that provide engine, transmission, electric drive motor, and battery temperature management.

The reorganization of our operating segments provides clarity regarding the unique dynamics and margin profiles of the markets served by each segment, better aligns with our strategic focus on diversification, and provides greater transparency into how we are positioned to capture growth opportunities of the future.

The following table summarizes the reorganization of our operating segments, and provides a comparison of our operating segments during 2022 and in 2023:

Operating Segments as of 2022	Operating Segments in 2023

Engine Management:	Vehicle Control (Aftermarket):
Engine Management (Ignition,
Ignition, Emissions, Fuel & Safety	Emissions & Fuel Delivery)
Wire and Cable	Electrical & Safety
Wire Sets & Other

Temperature Control:	Temperature Control (Aftermarket):
Compressors	AC System Components
Other Climate Control Parts	Other Thermal Components

Engineered Solutions (non-Aftermarket):
Commercial Vehicle
Light Vehicle
Construction & Agriculture
All Other

Index
Overview of Financial Performance

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto. This discussion summarizes the significant factors affecting our results of operations and the financial condition of our business during the three months ended March 31, 2023 and 2022.

	Three Months Ended
	March 31,
(In thousands, except per share data)	2023	2022

Net sales	$328,028	$322,831
Gross profit	91,267	89,840
Gross profit %	27.8%	27.8%
Operating income	20,746	26,915
Operating income %	6.3%	8.3%
Earnings from continuing operations before income taxes	17,109	27,559
Provision for income taxes	4,372	7,005
Earnings from continuing operations	12,737	20,554
Loss from discontinued operations, net of income taxes	(780)	(1,116)
Net earnings	11,957	19,438
Net earnings (loss) attributable to noncontrolling interest	39	(8)
Net earnings attributable to SMP	11,918	19,446
Per share data attributable to SMP – Diluted:
Earnings from continuing operations	$0.57	$0.91
Discontinued operations	(0.03)	(0.04)
Net earnings per common share	$0.54	$0.87

Consolidated net sales for the three months ended March 31, 2023 were $328 million, an increase of $5.2 million, or 1.6%, compared to net sales of $322.8 million in the same period in 2022.  Net sales in our Vehicle Control operating segment increased $7.3 million, or 4.1%, while net sales in both our Temperature Control and Engineered Solutions operating segments declined slightly when compared to the comparable period in the prior year.

The increase in net sales in our Vehicle Control operating segment reflects the continued strength in the demand of our Engine Management (Ignition, Emissions and Fuel Delivery) aftermarket product line and the impact of increased pricing.  The increase in net sales in the Vehicle Control segment in the first quarter of 2023 is in line with our expected growth rate of low single digits in the automotive aftermarket.

Net sales in both our Temperature Control and Engineered Solutions operating segments declined slightly when compared to the comparable period in the prior year.  Temperature Control’s net sales for the first quarter of 2023 reflect the impact of the timing of pre-season customer orders in 2023, and are in line with the strong pre-season customer orders of the first quarter of 2022 when sales were up 30% and customers replenished their prior year inventory levels.  Overall, full year results at Temperature Control will be dependent upon summer weather conditions and customer inventory levels.  Engineered Solutions’ net sales decreased slightly year-over-year due to a change in one customer’s production schedule however, we continue to be optimistic about the long-term growth potential of the complementary markets served in our newly created Engineered Solutions operating segment.

Gross margins as a percentage of net sales were flat at 27.8% in both the first quarter of 2023 and 2022. Gross margins in the first three months of 2023 reflect the positive impact of higher net sales and increased pricing, which were offset by lower fixed cost absorption due to lower production levels than those achieved in the same period in 2022, as we continued to work down our inventory levels, and continued inflationary cost increases in certain raw materials, labor and transportation expense.  While we anticipate continued margin pressure resulting from inflationary headwinds, we believe that our annual cost initiatives coupled with our ability to pass through higher prices to our customers should help to offset much of this impact to our margins.

Index
Operating margin as a percentage of net sales for the three months ended March 31, 2023 was 6.3% as compared to 8.3% for the same period in 2022.  Included in our operating margin were selling, general and administrative expenses (“SG&A”) of $69.6 million, or 21.2% of net sales for the three months ended March 31, 2023 compared to $62.9 million, or 19.5% of net sales, for the same period in 2022. The $6.7 million increase in SG&A expenses in the first quarter of 2023 as compared to the first quarter of 2022 is principally due to (1) higher interest rate related costs of $5.5 million incurred in our supply chain financing arrangements, and (2) higher distribution and freight costs related to higher sales.

Overall, our core automotive aftermarket business remains strong, and we continue to be optimistic about the long term growth potential of the complementary markets we serve in our newly created Engineered Solutions operating segment.

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

Index
We have made significant strides with respect to our ESG initiatives, building awareness of the environmental impact of our operations, and challenging ourselves to reduce our impact by reducing our usage of energy and water, reducing our generation of waste, increasing our recycling efforts and reducing our greenhouse gas emissions (“GHG”), with the ambition of achieving net-zero GHG emissions by 2050.  With each year, we intend to further our commitment to improving our environmental stewardship and finding ways to give back to our communities. Additional information on our ESG initiatives can be found on our corporate website at ir.smpcorp.com under “Environmental & Social Responsibility” (including our most recent sustainability report) and at smpcares.smpcorp.com.  Information on our corporate websites regarding our ESG initiatives are referenced for general information only and are not incorporated by reference in this Report.

Interim Results of Operations

Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022

Sales.  Consolidated net sales for the three months ended March 31, 2023 were $328 million, an increase of $5.2 million, or 1.6%, compared to $322.8 million in the same period of 2022, with the majority of our net sales to customers located in the United States.  Net sales in our Vehicle Control operating segment increased $7.3 million, or 4.1%, while net sales in both our Temperature Control and Engineered Solutions operating segments declined slightly when compared to the comparable period in the prior year.

The following table summarizes consolidated net sales by segment and by major product group within each segment for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Vehicle Control
Engine Management (Ignition, Emissions and Fuel Delivery)	$116,083	$109,149
Electrical and Safety	51,804	52,257
Wire Sets and Other	16,690	15,858
Total Vehicle Control	184,577	177,264

Temperature Control
AC System Components	45,752	47,374
Other Thermal Components	26,654	25,684
Total Temperature Control	72,406	73,058

Engineered Solutions
Commercial Vehicle	19,857	21,451
Construction/Agriculture	12,795	10,984
Light Vehicle	22,966	26,075
All Other	15,427	13,999
Total Engineered Solutions	71,045	72,509

Other	—	—

Total	$328,028	$322,831

Vehicle Control’s net sales for the three months ended March 31, 2023 increased $7.3 million, or 4.1%, to $184.6 million compared to $177.3 million in the same period of 2022.  Net sales in the engine management (ignition, emissions, and fuel delivery) product group for the three months ended March 31, 2023 were $116.1 million, an increase of $7 million, or 6.4%, compared to $109.1 million in the same period of 2022.  Net sales in the electrical and safety product group for the three months ended March 31, 2023 were $51.8 million, a decrease of $0.5 million, or 1%, compared to $52.3 million in the three months ended March 31, 2022.  Net sales in the wire sets and other product group for the three months ended March 31, 2023 were $16.7 million, an increase of $0.8 million, or 5.2%, compared to $15.9 million in the three months ended March 31, 2022.  Demand in the Vehicle Control aftermarket segment remains relatively strong and our net sales performance in the first quarter of 2023 is in line with our expected growth rate of low single digits in the automotive aftermarket.

Index
Temperature Control’s net sales for the three months ended March 31, 2023 were essentially flat at $72.4 million compared to $73.1 million in the same period of 2022.  Net sales in the AC systems components product group for the three months ended March 31, 2023 were $45.8 million, a decrease of $1.6 million, or 3.4%, compared to $47.4 million in the same period of 2022.  Net sales in the other thermal components product group for the three months ended March 31, 2023 were $26.7 million, an increase of $1 million, or 3.8%, compared to $25.7 million in the three months ended March 31, 2022.  Temperature Control’s net sales for the first quarter of 2023 reflect the impact of the timing of pre-season customer orders in 2023, and are in line with the strong pre-season customer orders of the first quarter of 2022 when sales were up 30% and customers replenished their prior year inventory levels.  Overall, full year results at Temperature Control will be dependent upon summer weather conditions and customer inventory levels.

Engineered Solutions’ net sales for the three months ended March 31, 2023 decreased $1.5 million, or 2%, to $71 million compared to $72.5 million in the same period of 2022.  Net sales in the commercial vehicle product group for the three months ended March 31, 2023 were $19.9 million, a decrease of $1.6 million, or 7.4%, compared to $21.5 million in the same period of 2022.  Net sales in the construction and agriculture product group for the three months ended March 31, 2023 were $12.8 million, an increase of $1.8 million, or 16.4%, when compared to $11 million in the three months ended March 31, 2022.  Net sales in the light vehicle product group for the three months ended March 31, 2023 were $23 million, a decrease of $3.1 million, or 11.9%, when compared to $26.1 million in the three months ended March 31, 2022.  Net sales in the all other product group for the three months ended March 31, 2023 were $15.4 million, an increase of $1.4 million, or 10%, when compared to $14 million in the three months ended March 31, 2022.  Although Engineered Solutions net sales decreased slightly year-over-year due to a change in one customer’s production schedule however, we continue to be optimistic about the long-term growth potential of the complementary markets served in our newly created Engineered Solutions operating segment.

Gross Margins.  Gross margins, as a percentage of consolidated net sales, were flat at 27.8% in both the first quarter of 2023 and 2022.  The following table summarizes gross margins by segment for the three months ended March 31, 2023 and 2022, respectively (in thousands):

Three Months Ended March 31,	Vehicle Control	Temperature Control	Engineered Solutions	Other	Total
2023
Net sales	$184,577	$72,406	$71,045	$—	$328,028
Gross margins	58,472	19,155	13,640	—	91,267
Gross margin percentage	31.7%	26.5%	19.2%	—	27.8%

2022
Net sales	$177,264	$73,058	$72,509	$—	$322,831
Gross margins	55,424	19,488	14,928	—	89,840
Gross margin percentage	31.3%	26.7%	20.6%	—	27.8%

Compared to the first three months of 2022, gross margins at Vehicle Control increased 0.4 percentage points from 31.3% to 31.7%. Gross margins at Temperature Control decreased 0.2 percentage points from 26.7% to 26.5%, and gross margins at Engineered Solutions decreased 1.4 percentage points from 20.6% to 19.2%.  Engineered Solutions gross margin as a percentage of sales is lower than that achieved in our Vehicle Control and Temperature Control aftermarket segments due to the different business profile with lower gross margins but comparable operating margins.

Gross margins in the first three months of 2023 reflect the positive impact of higher net sales and increased pricing, which were offset by lower fixed cost absorption due to lower production levels than those achieved in the same period in 2022, as we continued to work down our inventory levels, and continued inflationary cost increases in certain raw materials, labor and transportation expense.  While we anticipate continued margin pressure resulting from inflationary headwinds, we believe that our annual cost initiatives coupled with our ability to pass through higher prices to our customers should help to offset much of this impact to our margins.

Index
Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) increased to $69.6 million, or 21.2% of consolidated net sales, in the first quarter of 2023, as compared to $62.9 million, or 19.5% of consolidated net sales in the first quarter of 2022. The $6.7 million increase in SG&A expenses in the first quarter of 2023 as compared to the first quarter of 2022 is principally due to (1) higher interest rate related costs of $5.5 million incurred in our supply chain financing arrangements, and (2) higher distribution and freight costs related to higher sales.  Excluding the impact of the incremental interest rate costs incurred in our supply chain financing arrangements, SG&A expenses in the first quarter of 2023 were 19.5% of consolidated net sales, matching the percentage in the comparable prior year period.

Restructuring and Integration Expenses.  Restructuring and integration expenses were $0.9 million in first three months of 2023 compared to $41,000 in the same period of 2022.  Restructuring and integration expenses incurred in the first three months of 2023 relate to product line relocations from our Independence, Kansas manufacturing facility and from our St. Thomas, Canada manufacturing facility to our manufacturing facilities in Reynosa, Mexico, as part of our Cost Reduction Initiative announced during the fourth quarter of 2022.  Total restructuring expenses incurred during the three months ended March 31, 2023 related to the initiative of $0.9 million consisted of (1) expenses of approximately $0.8 million consisting of employee severance related to our product line relocations, and (2) expenses of approximately $0.1 million related to the relocation of machinery and equipment to our manufacturing facilities in Reynosa, Mexico.  Additional restructuring costs related to the initiative, and expected to be incurred, are approximately $1.9 million.  We anticipate that the Cost Reduction Initiative will be completed by the end of 2023.

Operating Income.  Operating income was $20.7 million, or 6.3% of consolidated net sales, in the first quarter of 2023 compared to $26.9 million, or 8.3% of consolidated net sales, in the first quarter of 2022.  The year-over-year decrease in operating income of $6.2 million is primarily the result of the impact of higher interest rate related costs of $5.5 million incurred in our supply chain financing arrangements included in SG&A expenses offset, in part, by higher consolidated net sales.

Other Non-Operating Income (Expense), Net.  Other non-operating income, net was $0.2 million in the first quarter of 2023, compared to other non-operating income, net of $1.4 million in the first quarter of 2022.  The year-over-year decrease in other non-operating income (expense), net results from the decrease in year-over-year equity income from our joint ventures, due in part to lower production related to inventory reduction plans, and the unfavorable impact of changes in foreign currency exchange rates.

Interest Expense.  Interest expense increased to $3.9 million in the first quarter of 2023 compared to $0.8 million in the same period of 2022.  The year-over-year increase in interest expense reflects the impact of higher year-over-year average interest rates on our credit facilities, and the impact of higher average outstanding borrowings in the first quarter of 2023 when compared to the first quarter of 2022.

Income Tax Provision.  The income tax provision in the first quarter of 2023 was $4.4 million at an effective tax rate of 25.6% compared to $7 million at an effective tax rate of 25.4% for the same period in 2022.  The effective tax rate was essentially flat year-over-year.

Loss from Discontinued Operations.  During the first quarter of 2023 and 2022, the loss from discontinued operations, net of tax was $0.8 million and $1.1 million, respectively.  The loss from discontinued operations, net of tax, reflects legal expenses associated with our asbestos-related liability.  As discussed more fully in Note 18, “Commitments and Contingencies” in the notes to our consolidated financial statements (unaudited), we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Index
Net Earnings (Loss) Attributable to Noncontrolling Interest.  Net earnings (loss) attributable to noncontrolling interest relates to our 70% ownership in a joint venture in Hong Kong, with operations in Shanghai and Wuxi, China (“Trombetta Asia, Ltd.”).  Net earnings attributable to the noncontrolling interest of $39,000 during the three months ended March 31, 2023 and the net loss attributable to the noncontrolling interest of $8,000 during the three months ended March 31, 2022 represents 30% of the net earnings (loss) of Trombetta Asia, Ltd.

Restructuring and Integration Programs

For a detailed discussion on the restructuring and integration costs, see Note 4, “Restructuring and Integration Expenses,” of the notes to our consolidated financial statements (unaudited).

Liquidity and Capital Resources

Operating Activities. During the first three months of 2023, cash used in operating activities was $20.4 million compared to $104 million in the same period of 2022.  The decrease in cash used in operating activities resulted primarily from the smaller year-over-year increase in accounts receivable, the decrease in inventories compared to an increase in inventories in the prior year, the larger year-over-year increase in accounts payable, and the smaller year-over-year decrease in sundry payables and accrued expenses, partially offset by the decrease in net earnings, and the smaller year-over-year decrease in prepaid expenses and other current assets.

Net earnings during the first quarter of 2023 were $12 million compared to $19.4 million in the first quarter of 2022.  During the first three months of 2023, (1) the increase in accounts receivable was $42.6 million compared to the year-over-year increase in accounts receivable of $44.7 million in 2022; (2) the decrease in inventories was $6.2 million compared to the year-over-year increase in inventories of $67.7 million in 2022; (3) the increase in accounts payable was $4.8 million compared to the year-over-year increase in accounts payable of $1.9 million in 2022; (4) the decrease in prepaid expenses and other current assets was $1.2 million compared to the year-over-year decrease in prepaid expenses and other current assets of $2.2 million in 2022; and (5) the decrease in sundry payables and accrued expenses was $10.7 million compared to the year-over-year decrease in sundry payables of $21.2 million in 2022.  The $66.7 million increase in inventories during the first quarter of 2022 reflects actions taken to meet continued strong customer demand, the timing of inventory purchases at our Temperature Control segment in anticipation of the upcoming summer selling season, and to serve as a hedge against the continuing disruptions in the supply chain.  Inventories during the first quarter of 2023 decreased $6.2 million, as we continue to actively manage our working capital to maximize our operating cash flow.  We anticipate further inventory decreases during 2023 as we reach more normalized inventory levels.

Investing Activities.  Cash used in investing activities was $4.4 million in the first three months of 2023 compared to $6.4 million in the same period of 2022.  Investing activities during the first three months of 2023 and 2022 consisted of capital expenditures of $4.4 million and $6.4 million, respectively.

Financing Activities.  Cash provided by financing activities was $27.3 million in the first three months of 2023 as compared to $108.3 million in the same period of 2022.  During the first three months of 2023, (1) we increased borrowings under our Credit Agreement by $33.5 million; and (2) we paid dividends of $6.3 million.  Cash provided by borrowings under our Credit Agreement in the three months ended March 31, 2023 was used to fund our operating activities, investing activities, and pay dividends.

During the first three months of 2022, (1) we increased borrowings under our revolving credit facility by $120.2 million, (2) we made cash payments for the repurchase of shares of our common stock of $6.5 million; and (2) we paid dividends of $5.9 million.  Cash provided by borrowings under our revolving credit facility in the three months ended March 31, 2022 was used to fund our operating activities, investing activities, purchase shares of our common stock, and pay dividends.

Dividends of $6.3 million and $5.9 million were paid in 2023 and 2022, respectively.  In February 2023, our Board of Directors voted to increase our quarterly dividend from $0.27 per share in 2022 to $0.29 per share in 2023.

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

Outstanding borrowings at March 31, 2023 under the Credit Agreement were $273 million, consisting of current borrowings of $57.6 million and long-term debt of $215.4 million; while outstanding borrowings at December 31, 2022 were $239.5 million, consisting of current borrowings of $55 million and long-term debt of $184.5 million.  Letters of credit outstanding under the Credit Agreement were $2.4 million at both March 31, 2023 and December 31, 2022.

Index
At March 31, 2023, the weighted average interest rate under our Credit Agreement was 5.6%, which consisted of $273 million in borrowings under Term SOFR, adjusted for the impact of the interest rate swap agreement on $100 million of borrowings.  At December 31, 2022, the weighted average interest rate under our Credit Agreement was 5.2%, which consisted of $237 million in borrowings at 5.2% under Term SOFR, adjusted for the impact of the interest rate swap agreement on $100 million of borrowings, and an alternative base rate borrowing of $2.5 million at 8%.  During the three months ended March 31, 2023, our average daily alternative base rate loan balance was $0.3 million, compared to a balance of $2.6 million for the three months ended March 31, 2022 and a balance of $5.6 million for the year ended December 31, 2022.

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

In October 2022, our Polish subsidiary, SMP Poland sp. z.o.o., amended its overdraft facility with HSBC Continental Europe (Spolka Akcyjna) Oddzial w Polsce to provide for borrowings under the facility in Euros and U.S. Dollars. Under the amended terms, the overdraft facility provides for borrowings of up to Zloty 30 million (approximately $7 million) if borrowings are solely in Zloty, or up to 85% of the Zloty 30 million limit (approximately $5.9 million) if borrowings are in Euros and/or U.S. Dollars. The overdraft facility has an initial maturity date in December 2022, with automatic three-month renewals until June 2027, subject to cancellation by either party, at its sole discretion, at least 30 days prior to the commencement of the three-month renewal period. Borrowings under the amended overdraft facility will bear interest at a rate equal to (1) the one month Warsaw Interbank Offered Rate (“WIBOR”) + 1.5% for borrowings in Polish Zloty, (2) the one month Euro Interbank Offered Rate (“EURIBOR”) + 1.5% for  borrowings in Euros, and (3) the Mid-Point of the Fed Target Range + 1.75% for borrowings in U.S Dollars. Borrowings under the overdraft facility are guaranteed by Standard Motor Products, Inc., the ultimate parent company.  There were no borrowings outstanding under the overdraft facility at both March 31, 2023 and December 31, 2022.

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

Pursuant to these agreements, we sold $170.9 million and $155.7 million of receivables during the three months ended March 31, 2023 and 2022, respectively.  Receivables presented at financial institutions and not yet collected as of March 31, 2023 were approximately $2.6 million and remained in our accounts receivable balance as of that date.  There were no receivables presented at financial institutions and not yet collected as of December 31, 2022. All receivables sold were reflected as a reduction of accounts receivable in the consolidated balance sheet at the time of sale.  A charge in the amount of $9 million and $3.5 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months ended March 31, 2023 and 2022, respectively.

To the extent that these arrangements are terminated, our financial condition, results of operations, cash flows and liquidity could be adversely affected by extended payment terms, or delays or failures in collecting trade accounts receivable.  The utility of the supply chain financing arrangements also depends upon a benchmark reference rate for the purpose of determining the discount rate applicable to each arrangement.  If the benchmark reference rate increases significantly, we may be negatively impacted as we may not be able to pass these added costs on to our customers, which could have a material and adverse effect upon our financial condition, results of operations and cash flows.

Index
In July 2022, our Board of Directors authorized the purchase of up to $30 million of our common stock under a stock repurchase program.  Stock will be purchased from time to time in the open market, or through private transactions, as market conditions warrant. To date, there have been no repurchases of our common stock under the program.

Material Cash Commitments

Material cash commitments as of March 31, 2023 consist of required cash payments to service our outstanding borrowings of $273 million under our Credit Agreement with JPMorgan Chase Bank, N.A., as agent, the future minimum cash requirements of $94.2 million through 2034 under operating leases, and future cash payments relating to our restructuring activities of $2 million.  All of our other cash commitments as of March 31, 2023 are not material.  For additional information related to our material cash commitments, see Note 4, “Restructuring and Integration Expenses”, Note 8, “Leases,” and Note 9, “Credit Facilities and Long-Term Debt,” in the notes to our consolidated financial statements (unaudited).

We anticipate that our cash flow from operations, available cash, and available borrowings under our Credit Agreement will be adequate to meet our future liquidity needs for at least the next twelve months.  Significant assumptions underlie this belief, including, among other things, that we will be able to mitigate the future impact, if any, of disruptions in the supply chain caused, Russia’s invasion of the Ukraine and resultant sanctions imposed by the U.S. and other governments, the geo-political impact of U.S. relations with China, future increases in interest rates, and significant inflationary cost increases in raw materials, labor and transportation that we are unable to pass through our customers, macroeconomic uncertainty, and that there will be no material adverse developments in our business, liquidity or capital requirements.  If material adverse developments were to occur in any of these areas, there can be no assurance that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our Credit Agreement in amounts sufficient to enable us to pay the principal and interest on our indebtedness, or to fund our other liquidity needs.  In addition, if we default on any of our indebtedness, or breach any financial covenant in our Credit Agreement, our business could be adversely affected.

For further information regarding the risks in our business, refer to Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022.

Critical Accounting Policies and Estimates

We have identified the accounting policies and estimates surrounding the “Valuation of Long-Lived and Intangible Assets and Goodwill,” and “Asbestos Litigation” as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to these policies and estimates on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies and estimates affect our reported and expected financial results. There have been no material changes to these and other accounting policies and estimates from the information provided in Note 1 of the Notes to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022.

You should be aware that preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. We can give no assurances that actual results will not differ from those estimates.  Although we do not believe that there is a reasonable likelihood that there will be a material change in the future estimates, or in the assumptions that we use in calculating the estimates, the uncertain future effects, if any, of the disruptions in the supply chain, Russia’s invasion of the Ukraine and resultant sanctions imposed by the U.S. and other governments, the geo-political impact of U.S. relations with China, future increases in interest rates, inflation, macroeconomic uncertainty, and other unforeseen changes in the industry, or business, could materially impact the estimates, and may have a material adverse effect on our business, financial condition and results of operations.

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

Exchange Rate Risk

We have exchange rate exposure, primarily, with respect to the Canadian Dollar, the Euro, the British Pound, the Polish Zloty, the Hungarian Forint, the Mexican Peso, the Taiwan Dollar, the Chinese Yuan Renminbi and the Hong Kong Dollar.  As of March 31, 2023 and December 31, 2022, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore, the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows.  This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the incremental effect of such a change on our foreign currency denominated revenues.

Interest Rate Risk

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To reduce our market risk for changes in interest rates on our variable rate borrowings, and to manage a portion of our exposure to changes in interest rates, we occasionally enter into interest rate swap agreements.

In June 2022, we entered into a seven year interest rate swap agreement with a notional amount of $100 million that is to mature in May 2029.  The interest rate swap agreement has been designated as a cash flow hedge of interest payments on $100 million of borrowings under our Credit Agreement. Under the terms of the swap agreement, we will receive monthly variable interest payments based on one month Term SOFR and will pay interest based upon a fixed rate of 2.683% per annum, adjusted upward for the credit spread adjustment in the Credit Agreement of 0.10% and the loan margin in the Credit Agreement of 1.50% at March 31, 2023.

As of March 31, 2023, we had $273 million of outstanding borrowings under our Credit Agreement, of which $173 million bears interest at variable rates of interest and $100 million bears interest at fixed rates, after consideration of the interest rate swap agreement entered into in June 2022.  Additionally, we invest our excess cash in highly liquid short-term investments. Based upon our current level of borrowings under our facilities and our excess cash, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate may have an approximate $1.5 million annualized negative impact on our earnings or cash flows.

Index
In addition, we are party to several supply chain financing arrangements, in which we may sell certain of our customers’ trade accounts receivable to such customers’ financial institutions.  We sell our undivided interests in certain of these receivables at our discretion when we determine that the cost of these arrangements is less than the cost of servicing our receivables with existing debt.  During the three months ended March 31, 2023, we sold $170.9 million of receivables.  Depending upon the level of sales of receivables pursuant these agreements, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the margin rate may have an approximate $1.7 million negative impact on our earnings or cash flows based upon receivables sold in the three months ended March 31, 2023.  The charge related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations.

Other than the aforementioned, there have been no significant changes to the information presented in Item 7A (Market Risk) of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

During the quarter ended March 31, 2023, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  We review, document and test our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control – Integrated Framework.  We may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts may lead to various changes in our internal control over financial reporting.

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

STANDARD MOTOR PRODUCTS, INC.
(Registrant)

Date: May 3, 2023	/s/ Nathan R. Iles
Nathan R. Iles
Chief Financial Officer
(Principal Financial and
Accounting Officer)