Form 10-Q
period 2023-06-30
STANDARD MOTOR PRODUCTS, INC.
filed 2023-08-02
CIK 93389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2023

or

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
Yes ☐     No ☑

As of the close of business on July 28, 2023, there were 21,725,967 outstanding shares of the registrant’s Common Stock, par value $2.00 per share.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

Index
PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Net sales	$353,075	$359,412	$681,103	$682,243
Cost of sales	251,806	263,061	488,567	496,052
Gross profit	101,269	96,351	192,536	186,191
Selling, general and administrative expenses	73,843	68,468	143,476	131,352
Restructuring and integration expenses	294	3	1,206	44
Other income, net	46	13	70	13
Operating income	27,178	27,893	47,924	54,808
Other non-operating income, net	802	1,927	1,027	3,376
Interest expense	3,283	1,821	7,145	2,626
Earnings from continuing operations before taxes	24,697	27,999	41,806	55,558
Provision for income taxes	6,289	7,122	10,661	14,127
Earnings from continuing operations	18,408	20,877	31,145	41,431
Loss from discontinued operations, net of income taxes	(9,221)	(1,666)	(10,001)	(2,782)
Net earnings	9,187	19,211	21,144	38,649
Net earnings attributable to noncontrolling interest	50	85	89	77
Net earnings attributable to SMP (a)	$9,137	$19,126	$21,055	$38,572

Net earnings attributable to SMP
Earnings from continuing operations	$18,358	$20,792	$31,056	$41,354
Discontinued operations	(9,221)	(1,666)	(10,001)	(2,782)
Total	$9,137	$19,126	$21,055	$38,572

Per share data attributable to SMP
Net earnings per common share – Basic:
Earnings from continuing operations	$0.85	$0.96	$1.43	$1.89
Discontinued operations	(0.43)	(0.08)	(0.46)	(0.13)
Net earnings per common share – Basic	$0.42	$0.88	$0.97	$1.76

Net earnings per common share – Diluted:
Earnings from continuing operations	$0.83	$0.93	$1.40	$1.85
Discontinued operations	(0.42)	(0.07)	(0.45)	(0.13)
Net earnings per common share – Diluted	$0.41	$0.86	$0.95	$1.72

Dividend declared per share	$0.29	$0.27	$0.58	$0.54

Average number of common shares	21,689,067	21,757,998	21,649,562	21,867,644
Average number of common shares and dilutive common shares	22,183,489	22,255,642	22,139,708	22,372,702

(a) Throughout this Form 10Q, “SMP” refers to Standard Motor Products, Inc. and subsidiaries.

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
	(Unaudited)		(Unaudited)

Net earnings	$9,187	$19,211	$21,144	$38,649
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,166	(6,528)	3,986	(7,166)
Derivative instruments	1,831	105	454	105
Pension and postretirement plans	(4)	(4)	(7)	(9)
Total other comprehensive income, net of tax	2,993	(6,427)	4,433	(7,070)
Total Comprehensive income	12,180	12,784	25,577	31,579
Comprehensive income (loss) attributable to noncontrolling interest, net of tax:
Net earnings	50	85	89	77
Foreign currency translation adjustments	(81)	(64)	(110)	(61)
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	(31)	21	(21)	16
Comprehensive income attributable to SMP	$12,211	$12,763	$25,598	$31,563

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,019	$21,150
Accounts receivable, less allowances for discounts and expected credit losses of $5,757 and $5,375 for 2023 and 2022, respectively	218,105	167,638
Inventories	499,134	528,715
Unreturned customer inventories	19,722	19,695
Prepaid expenses and other current assets	27,903	25,241
Total current assets	787,883	762,439

Property, plant and equipment, net of accumulated depreciation of $250,382 and $239,176 for 2023 and 2022, respectively	107,590	107,148
Operating lease right-of-use assets	73,093	49,838
Goodwill	132,391	132,087
Other intangibles, net	96,291	100,504
Deferred income taxes	33,905	33,658
Investments in unconsolidated affiliates	41,557	41,745
Other assets	29,435	27,510
Total assets	$1,302,145	$1,254,929

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of revolving credit facility	$53,700	$50,000
Current portion of term loan and other debt	5,028	5,031
Accounts payable	94,657	89,247
Sundry payables and accrued expenses	59,126	49,990
Accrued customer returns	43,664	37,169
Accrued core liability	20,187	22,952
Accrued rebates	43,781	37,381
Payroll and commissions	28,346	31,361
Total current liabilities	348,489	323,131

Long-term debt	164,488	184,589
Noncurrent operating lease liabilities	64,271	40,709
Other accrued liabilities	24,917	22,157
Accrued asbestos liabilities	59,565	63,305
Total liabilities	661,730	633,891
Commitments and contingencies
Stockholders’ equity:
Common stock – par value $2.00 per share:
Authorized – 30,000,000 shares; issued 23,936,036 shares	47,872	47,872
Capital in excess of par value	106,529	105,615
Retained earnings	572,753	564,242
Accumulated other comprehensive income	(7,927)	(12,470)
Treasury stock – at cost (2,210,069 shares and 2,350,377 shares in 2023 and 2022, respectively)	(89,554)	(95,239)
Total SMP stockholders’ equity	629,673	610,020
Noncontrolling interest	10,742	11,018
Total stockholders’ equity	640,415	621,038
Total liabilities and stockholders’ equity	$1,302,145	$1,254,929

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Six Months Ended June 30,
	2023	2022
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$21,144	$38,649
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	14,129	13,893
Amortization of deferred financing cost	248	164
Increase (decrease) to allowance for expected credit losses	204	(253)
Increase to inventory reserves	1,600	2,959
Equity income from joint ventures	(943)	(2,524)
Employee stock ownership plan allocation	1,483	1,148
Stock-based compensation	3,633	4,465
(Increase) decrease in deferred income taxes	(390)	2,090
Loss on discontinued operations, net of tax	10,001	2,782
Change in assets and liabilities:
Increase in accounts receivable	(48,271)	(49,659)
(Increase) decrease in inventories	30,924	(87,744)
Increase in prepaid expenses and other current assets	(468)	(7,102)
Increase in accounts payable	4,323	1,591
Increase (decrease) in sundry payables and accrued expenses	2,776	(5,020)
Net change in other assets and liabilities	(1,023)	(10,772)
Net cash provided by (used in) operating activities	39,370	(95,333)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,507)	(13,203)
Other investing activities	66	—
Net cash used in investing activities	(9,441)	(13,203)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under the term loan	—	100,000
Repayments of term loan	(2,500)	—
Net borrowings (repayments) under revolving credit facilities	(14,000)	39,202
Net borrowings (repayments) of other debt and lease obligations	(47)	117
Purchase of treasury stock	—	(25,605)
Payments of debt issuance costs	—	(2,128)
Increase in overdraft balances	258	1,903
Dividends paid	(12,544)	(11,822)
Dividends paid to noncontrolling interest	(255)	—
Net cash provided by (used in) financing activities	(29,088)	101,667
Effect of exchange rate changes on cash	1,028	(700)
Net increase (decrease) in cash and cash equivalents	1,869	(7,569)
CASH AND CASH EQUIVALENTS at beginning of period	21,150	21,755
CASH AND CASH EQUIVALENTS at end of period	$23,019	$14,186

Supplemental disclosure of cash flow information: Cash paid during the period for:
Interest	$7,694	$2,219
Income taxes	$9,356	$18,897

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended June 30, 2023
(Unaudited)

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total SMP	Non- Controlling Interest	Total
Balance at March 31, 2023	$47,872	$106,675	$569,899	$(11,001)	$(91,801)	$621,644	$11,028	$632,672
Net earnings	—	—	9,137	—	—	9,137	50	9,187
Other comprehensive income, net of tax	—	—	—	3,074	—	3,074	(81)	2,993
Cash dividends paid	—	—	(6,283)	—	—	(6,283)	—	(6,283)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(255)	(255)
Stock-based compensation	—	(146)	—	—	2,247	2,101	—	2,101
Balance at June 30, 2023	$47,872	$106,529	$572,753	$(7,927)	$(89,554)	$629,673	$10,742	$640,415

Three Months Ended June 30, 2022
(Unaudited)

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total SMP	Non- Controlling Interest	Total
Balance at March 31, 2022	$47,872	$107,606	$545,830	$(8,815)	$(80,622)	$611,871	$11,042	$622,913
Net earnings	—	—	19,126	—	—	19,126	85	19,211
Other comprehensive income, net of tax	—	—	—	(6,363)	—	(6,363)	(64)	(6,427)
Cash dividends paid	—	—	(5,887)	—	—	(5,887)	—	(5,887)
Purchase of treasury stock	—	—	—	—	(19,646)	(19,646)	—	(19,646)
Stock-based compensation	—	1,511	—	—	974	2,485	—	2,485
Balance at June 30, 2022	$47,872	$109,117	$559,069	$(15,178)	$(99,294)	$601,586	$11,063	$612,649

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2023
(Unaudited)

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total SMP	Non- Controlling Interest	Total
Balance at December 31, 2022	$47,872	$105,615	$564,242	$(12,470)	$(95,239)	$610,020	$11,018	$621,038
Net earnings	—	—	21,055	—	—	21,055	89	21,144
Other comprehensive income, net of tax	—	—	—	4,543	—	4,543	(110)	4,433
Cash dividends paid	—	—	(12,544)	—	—	(12,544)	—	(12,544)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(255)	(255)
Stock-based compensation	—	898	—	—	2,735	3,633	—	3,633
Employee Stock Ownership Plan	—	16	—	—	2,950	2,966	—	2,966
Balance at June 30, 2023	$47,872	$106,529	$572,753	$(7,927)	$(89,554)	$629,673	$10,742	$640,415

Six Months Ended June 30, 2022
(Unaudited)

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total SMP	Non- Controlling Interest	Total
Balance at December 31, 2021	$47,872	$105,377	$532,319	$(8,169)	$(75,819)	$601,580	$11,047	$612,627
Net earnings	—	—	38,572	—	—	38,572	77	38,649
Other comprehensive income, net of tax	—	—	—	(7,009)	—	(7,009)	(61)	(7,070)
Cash dividends paid	—	—	(11,822)	—	—	(11,822)	—	(11,822)
Purchase of treasury stock	—	—	—	—	(26,496)	(26,496)	—	(26,496)
Stock-based compensation	—	3,371	—	—	1,094	4,465	—	4,465
Employee Stock Ownership Plan	—	369	—	—	1,927	2,296	—	2,296
Balance at June 30, 2022	$47,872	$109,117	$559,069	$(15,178)	$(99,294)	$601,586	$11,063	$612,649

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

Recently Issued Accounting Pronouncements

Standards that are not yet adopted as of June 30, 2023

There are no recently issued accounting pronouncements that have not been adopted as of June 30, 2023 that could have a material impact on our financial statements.

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

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
2022 Business Acquisitions

Acquisition of Capital Stock of Kade Trading GmbH (“Kade”)

In October 2022, we acquired 100% of the capital stock of Kade Trading GmbH (“Kade”) headquartered in Glinde, Germany for Euros 2.7 million (approximately $2.7 million) plus a Euros 0.5 million (approximately $0.5 million) earn-out based upon Kade’s performance in 2024 and 2025.  Kade is a supplier across Europe of mobile temperature control components to commercial vehicle, passenger car and specialty equipment markets and has been a distributor of products from our joint ventures including electric compressors, hose assemblies and receiver dryers, with annual sales of approximately $6 million. The acquired Kade business, reported as part of our Engineered Solutions segment, was paid for with cash.

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

Incremental revenues from the acquired Kade business included in our consolidated statement of operations for the three months and six months ended June 30, 2023 were $1.7 million and $3.4 million, respectively.

Note 4.   Restructuring and Integration Expenses

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of June 30, 2023 and December 31, 2022 and for the six months ended June 30, 2023, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2022	$1,521	$—	$1,521
Restructuring and integration costs:
Amounts provided for during 2023 (1)	969	237	1,206
Cash payments	(800)	(237)	(1,037)
Foreign currency exchange rate changes	20	—	20
Exit activity liability at June 30, 2023	$1,710	$—	$1,710

(1)
Restructuring and integration expenses incurred during the six months ended June 30, 2023 consist of $0.4 million in our Vehicle Control segment, $0.7 million in our Temperature Control segment and $0.1 million in our Engineered Solutions segment.

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

Restructuring expenses related to the Cost Reduction Initiative of approximately $1.2 million were incurred during the six months ended June 30, 2023 consisting of (1) expenses of approximately $1 million of employee severance and bonuses related to our product line relocations, and (2) expenses of approximately $0.2 million related to the relocation of machinery and equipment to our manufacturing facilities in Reynosa, Mexico.  Cash payments made of approximately $1 million during the six months ended June 30, 2023 consisted primarily of severance payments related to the sales force reduction.  Additional restructuring costs related to the initiative, and expected to be incurred, are approximately $1.6 million.  We anticipate that the Cost Reduction Initiative will be completed by the end of 2023.

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

Pursuant to these agreements, we sold $211.6 million and $382.5 million of receivables during the three months and six months ended June 30, 2023, respectively, and $218.4 million and $374.1 million for the comparable periods in 2022.  Receivables presented at financial institutions and not yet collected as of June 30, 2023 were approximately $10.7 million and remained in our accounts receivable balance as of that date. There were no receivables presented at financial institutions and not yet collected as of December 31, 2022. All receivables sold were reflected as a reduction of accounts receivable in the consolidated balance sheet at the time of sale.  A charge in the amount of $12.4 million and $21.5 million related to the sale of receivables was included in selling, general and administrative expense in our consolidated statements of operations for the three months and six months ended June 30, 2023, respectively, and $7.7 million and $11.2 million for the comparable periods in 2022.

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

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Note 6.   Inventories

Inventories, which are stated at the lower of cost (determined by means of the first-in, first-out method) and net realizable value, consist of the following:

	June 30, 2023	December 31, 2022
	(In thousands)
Finished goods	$300,430	$324,362
Work in process	16,126	14,099
Raw materials	182,578	190,254
Subtotal	499,134	528,715
Unreturned customer inventories	19,722	19,695
Total inventories	$518,856	$548,410

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

Acquired Intangible Assets

Acquired identifiable intangible assets consist of the following:

	June 30, 2023	December 31, 2022
	(In thousands)

Customer relationships	$159,448	$158,717
Patents, developed technology and intellectual property	14,123	14,123
Trademarks and trade names	8,880	8,880
Non-compete agreements	3,291	3,282
Supply agreements	800	800
Leaseholds	160	160
Total acquired intangible assets	186,702	185,962
Less accumulated amortization (1)	(91,756)	(86,945)
Net acquired intangible assets	$94,946	$99,017

(1)	Applies to all intangible assets, except for trademarks and trade names totaling $2.6 million, which have indefinite useful lives and, as such, are not being amortized.

Total amortization expense for acquired intangible assets was $2.1 million and $4.3 million for the three months and six months ended June 30, 2023, respectively, and $2.2 million and $4.3 million for the comparable periods in 2022.  Based on the current estimated useful lives assigned to our intangible assets, amortization expense is estimated to be $4.2 million for the remainder of 2023, $8.4 million in 2024, $8.4 million in 2025, $8.4 million in 2026 and $62.9 million in the aggregate for the years 2027 through 2041.

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

The following tables provide quantitative disclosures related to our operating leases and include all operating leases acquired from the date of acquisition (in thousands):

Balance Sheet Information	June 30, 2023	December 31, 2022
Assets
Operating lease right-of-use assets	$73,093	$49,838

Liabilities
Sundry payables and accrued expenses	$11,883	$10,763
Noncurrent operating lease liabilities	64,271	40,709
Total operating lease liabilities	$76,154	$51,472

Weighted Average Remaining Lease Term
Operating leases	8.3 Years	7 Years

Weighted Average Discount Rate
Operating leases	4.4%	3.7%

Expense and Cash Flow Information	Three Months Ended June 30,
	2023	2022
Lease Expense
Operating lease expense (a)	$3,776	$2,711

	Six Months Ended June 30,
	2023	2022
Lease Expense
Operating lease expense (a)	$6,885	$5,541

Supplemental Cash Flow Information
Cash paid for the amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,476	$5,397
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases (b)	$30,830	$4,458

(a)
Excludes expenses of approximately $0.4 million and $1.1 million for the three and six months ended June 30, 2023, respectively, and approximately $0.7 million and $1.1 million for the comparable periods in 2022, respectively, related to non-lease components such as maintenance, property taxes, etc., and operating lease expense for leases with an initial term of 12 months or less, which is not material.

(b)	Includes $27.8 million of right-of-use assets related to the lease modification and extension for our distribution center and office in Lewisville, Texas during the six months ended June 30, 2023.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Minimum Lease Payments

At June 30, 2023, we are obligated to make minimum lease payments through 2034, under operating leases, which are as follows (in thousands):

2023	$5,861
2024	12,899
2025	11,194
2026	9,892
2027	8,867
Thereafter	44,929
Total lease payments	$93,642
Less: Interest	(17,488)
Present value of lease liabilities	$76,154

In May 2023, we signed a lease for a new distribution facility in Shawnee, Kansas with a commencement date of July 1, 2023, and a lease termination date of November 30, 2033.  The lease covers a building of 574,932 square feet.  Base rent is approximately $3 million per annum beginning on December 1, 2023 increasing 3% per annum each year thereafter, plus approximately $0.5 million for taxes and maintenance commencing on July 1, 2023.  The expected right-of-use asset related to the lease is approximately $26.1 million.  Balance sheet lease accounting and rent expense will be recorded beginning on July 1, 2023, the lease commencement date.

Note 9.   Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	June 30, 2023	December 31, 2022
	(In thousands)
Credit facility – term loan due 2027	$95,000	$97,500
Credit facility – revolver due 2027	128,000	142,000
Other	216	120
Total debt	$223,216	$239,620

Current maturities of debt	$58,728	$55,031
Long-term debt	164,488	184,589
Total debt	$223,216	$239,620

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

Outstanding borrowings at June 30, 2023 under the Credit Agreement were $223 million, consisting of current borrowings of $58.7 million and long-term debt of $164.3 million; while outstanding borrowings at December 31, 2022 were $239.5 million, consisting of current borrowings of $55 million and long-term debt of $184.5 million.  Letters of credit outstanding under the Credit Agreement were $2.4 million at both June 30, 2023 and December 31, 2022.

At June 30, 2023, the weighted average interest rate under our Credit Agreement was 5.6%, which consisted of $223 million in borrowings under Term SOFR, adjusted for the impact of the interest rate swap agreement on $100 million of borrowings.  At December 31, 2022, the weighted average interest rate under our Credit Agreement was 5.2%, which consisted of $237 million in borrowings at 5.2% under Term SOFR, adjusted for the impact of the interest rate swap agreement on $100 million of borrowings, and an alternative base rate borrowing of $2.5 million at 8%.  During the six months ended June 30, 2023, our average daily alternative base rate loan balance was $0.2 million, compared to a balance of $10.8 million for the six months ended June 30, 2022 and a balance of $5.6 million for the year ended December 31, 2022.

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

Polish Overdraft Facility

In October 2022, our Polish subsidiary, SMP Poland sp. z.o.o., amended its overdraft facility with HSBC Continental Europe (Spolka Akcyjna) Oddzial w Polsce to provide for borrowings under the facility in Euros and U.S. Dollars. Under the amended terms, the overdraft facility provides for borrowings of up to Zloty 30 million (approximately $7.3 million) if borrowings are solely in Zloty, or up to 85% of the Zloty 30 million limit (approximately $6.2 million) if borrowings are in Euros and/or U.S. Dollars. The overdraft facility has an initial maturity date in December 2022, with automatic three-month renewals until June 2027, subject to cancellation by either party, at its sole discretion, at least 30 days prior to the commencement of the three-month renewal period. Borrowings under the amended overdraft facility will bear interest at a rate equal to (1) the one month Warsaw Interbank Offered Rate (“WIBOR”) + 1.5% for borrowings in Polish Zloty, (2) the one month Euro Interbank Offered Rate (“EURIBOR”) + 1.5% for borrowings in Euros, and (3) the Mid-Point of the Fed Target Range + 1.75% for borrowings in U.S. Dollars.  Borrowings under the overdraft facility are guaranteed by Standard Motor Products, Inc., the ultimate parent company.  There were no borrowings outstanding under the overdraft facility at both June 30, 2023 and December 31, 2022.

Maturities of Debt

As of June 30, 2023, maturities of debt through 2027, assuming no prepayments, are as follows (in thousands):

	Revolving Credit Facility	Term Loan Facility	Polish Overdraft Facility and Other Debt	Total
Remainder of 2023	$—	$2,500	$14	$2,514
2024	—	5,000	28	5,028
2025	—	5,000	30	5,030
2026	—	7,500	46	7,546
2027	128,000	75,000	98	203,098
Total	$128,000	$95,000	$216	$223,216
Less: current maturities	(53,700)	(5,000)	(28)	(58,728)
Long-term debt	$74,300	$90,000	$188	$164,488

Deferred Financing Costs

We have deferred financing costs of approximately $1.8 million and $2.1 million as of June 30, 2023 and December 31, 2022, respectively.  Deferred financing costs are related to our term loan and revolving credit facilities. Deferred financing costs as of June 30, 2023, assuming no prepayments, are being amortized in the amounts of $0.2 million for the remainder of 2023, $0.5 million in 2024, $0.5 million in 2025, $0.5 million in 2026 and $0.1 million in 2027.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 10.  Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income by Component (in thousands)

	Three Months Ended June 30, 2023
	Foreign Currency Translation	Unrecognized Postretirement Benefit Costs (Credit)	Unrealized derivative gains (losses)		Total
Balance at March 31, 2023 attributable to SMP	$(13,481)	$34	$2,446		$(11,001)
Other comprehensive income before reclassifications	1,247	—	2,262	(1)	3,509
Amounts reclassified from accumulated other comprehensive income	—	(4)	(431)		(435)
Other comprehensive income, net	1,247	(4)	1,831		3,074
Balance at June 30, 2023 attributable to SMP	$(12,234)	$30	$4,277		$(7,927)

	Six Months Ended June 30, 2023
	Foreign Currency Translation	Unrecognized Postretirement Benefit Costs (Credit)	Unrealized derivative gains (losses)		Total
Balance at December 31, 2022 attributable to SMP	$(16,330)	$37	$3,823		$(12,470)
Other comprehensive income before reclassifications	4,096	—	1,223	(1)	5,319
Amounts reclassified from accumulated other comprehensive income	—	(7)	(769)		(776)
Other comprehensive income, net	4,096	(7)	454		4,543
Balance at June 30, 2023 attributable to SMP	$(12,234)	$30	$4,277		$(7,927)

(1)
Consists of the unrecognized gain relating to the change in fair value of the cash flow interest rate hedge of $3.1 million ($2.3 million, net of tax) and $1.6 million ($1.2 million, net of tax) in the three months and six months ended June 30, 2023, respectively, net of cash settlements payments of $0.6 million ($0.4 million, net of tax) and $1 million ($0.8 million, net of tax) in the three months and six months ended June 30, 2023, respectively.

Reclassifications Out of Accumulated Other Comprehensive Income (in thousands)

	Three Months Ended	Six Months Ended
Details About Accumulated Other Comprehensive Income Components	June 30, 2023	June 30, 2023
Derivative cash flow hedge:
Unrecognized gain (loss) (1)	$(583)	$(1,039)
Postretirement Benefit Plans:
Unrecognized gain (loss) (2)	(5)	(11)
Total before income tax	(588)	(1,050)
Income tax expense	(153)	(274)
Total reclassifications attributable to SMP	$(435)	$(776)

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

Our restricted and performance-based share activity was as follows for the six months ended June 30, 2023:

	Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2022	880,829	$31.79
Granted	6,000	31.63
Vested	(56,978)	32.37
Forfeited	(3,875)	40.12
Balance at June 30, 2023	825,976	$31.76

We recorded compensation expense related to restricted shares and performance-based shares of $3.2 million ($2.4 million, net of tax) and $3.9 million ($2.9 million, net of tax) for the six months ended June 30, 2023 and 2022, respectively. The unamortized compensation expense related to our restricted and performance-based shares was $11.2 million at June 30, 2023, and is expected to be recognized as they vest over a weighted average period of 4 years and 0.83 years for employees and directors, respectively.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Note 12.  Employee Benefits

We provide certain medical and dental care benefits to 14 former U.S. union employees. The postretirement medical and dental benefit obligation to the former union employees as of June 30, 2023, and the related net periodic benefit cost for the plan for the three and six months ended June 30, 2023 and 2022 were not material.

We maintain a defined contribution Supplemental Executive Retirement Plan for key employees.  Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees.  In March 2023, we made company contributions to the plan of $0.8 million related to calendar year 2022.

We also have an Employee Stock Ownership Plan for employees who are not covered by a collective bargaining agreement.  In connection therewith, we maintain an employee benefits trust to which we contribute shares of treasury stock.  We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under the plan. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released.  The trustees will vote the shares in accordance with their fiduciary duties.  During the six months ended June 30, 2023, we contributed to the trust an additional 72,800 shares from our treasury and released 72,800 shares from the trust leaving 200 shares remaining in the trust as of June 30, 2023.

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

In June 2022, we entered into a seven year interest rate swap agreement with a notional amount of $100 million that is to mature in May 2029.  The interest rate swap agreement has been designated as a cash flow hedge of interest payments on $100 million of borrowings under our Credit Agreement. Under the terms of the swap agreement, we will receive monthly variable interest payments based on one month Term SOFR and will pay interest based upon a fixed rate of 2.683% per annum, adjusted upward for the credit spread adjustment in the Credit Agreement of 0.10% and the loan margin in the Credit Agreement of 1.50% at June 30, 2023.

The fair value of the interest rate swap agreement as of June 30, 2023 and December 31, 2022 was an asset of $5.8 million and $5.2 million, respectively, which has been deferred and recorded in accumulated other comprehensive income, net of income taxes, in our consolidated balance sheet. When the interest expense on the underlying borrowing is recognized, the deferred gain/loss in accumulated other comprehensive income is recorded in earnings as interest expense in the consolidated statements of operations. We plan to perform quarterly hedge effectiveness assessments and anticipate that the interest rate swap will be highly effective throughout its term.

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

The following is a summary of the estimated fair values, carrying amounts, and classification under the fair value hierarchy of our financial instruments at June 30, 2023 and December 31, 2022 (in thousands):

		June 30, 2023		December 31, 2022
	Fair Value Hierarchy	Fair Value	Carrying Amount	Fair Value	Carrying Amount

Cash and cash equivalents	LEVEL 1	$23,019	$23,019	$21,150	$21,150
Deferred compensation	LEVEL 1	23,104	23,104	20,190	20,190
Short term borrowings	LEVEL 1	58,728	58,728	55,031	55,031
Long-term debt	LEVEL 1	164,488	164,488	184,589	184,589
Cash flow interest rate swap	LEVEL 2	5,786	5,786	5,174	5,174

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

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Note 15.  Earnings Per Share

The following are reconciliations of the net earnings attributable to SMP and the shares used in calculating basic and dilutive net earnings per common share attributable to SMP (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Earnings Attributable to SMP -
Earnings from continuing operations	$18,358	$20,792	$31,056	$41,354
Loss from discontinued operations	(9,221)	(1,666)	(10,001)	(2,782)
Net earnings attributable to SMP	$9,137	$19,126	$21,055	$38,572

Basic Net Earnings Per Common Share Attributable to SMP -
Earnings from continuing operations per common share	$0.85	$0.96	$1.43	$1.89
Loss from discontinued operations per common share	(0.43)	(0.08)	(0.46)	(0.13)
Net earnings per common share attributable to SMP	$0.42	$0.88	$0.97	$1.76

Weighted average common shares outstanding	21,689	21,758	21,650	21,868

Diluted Net Earnings Per Common Share Attributable to SMP -
Earnings from continuing operations per common share	$0.83	$0.93	$1.40	$1.85
Loss from discontinued operations per common share	(0.42)	(0.07)	(0.45)	(0.13)
Net earnings per common share attributable to SMP	$0.41	$0.86	$0.95	$1.72

Weighted average common shares outstanding	21,689	21,758	21,650	21,868
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock and performance-based stock	494	498	490	505
Weighted average common shares outstanding – Diluted	22,183	22,256	22,140	22,373

The shares listed below were not included in the computation of diluted net earnings per common share attributable to SMP because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Restricted and performance-based shares	273	268	286	262

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

The following tables show our net sales and operating income for each reportable operating segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net Sales (a)
Vehicle Control	$183,789	$185,771	$368,366	$363,035
Temperature Control	97,074	105,637	169,480	178,695
Engineered Solutions	72,212	68,004	143,257	140,513
Other	—	—	—	—
Consolidated	$353,075	$359,412	$681,103	$682,243

Operating Income
Vehicle Control	$19,273	$16,059	$36,648	$36,403
Temperature Control	5,800	10,523	7,884	14,685
Engineered Solutions	6,163	5,109	11,810	11,397
Other	(4,058)	(3,798)	(8,418)	(7,677)
Consolidated	$27,178	$27,893	$47,924	$54,808

(a)	There are no intersegment sales among our Vehicle Control, Temperature Control and Engineered Solutions operating segments.

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
The following table summarizes consolidated net sales by major product group within each operating segment for the three months and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Vehicle Control
Engine Management (Ignition, Emissions and Fuel Delivery)	$113,589	$111,581	$229,672	$220,730
Electrical and Safety	52,867	57,054	104,671	109,311
Wire Sets and Other	17,333	17,136	34,023	32,994
Total Vehicle Control	183,789	185,771	368,366	363,035

Temperature Control
AC System Components	74,449	81,608	120,201	128,982
Other Thermal Components	22,625	24,029	49,279	49,713
Total Temperature Control	97,074	105,637	169,480	178,695

Engineered Solutions
Commercial Vehicle	26,742	19,503	46,599	40,954
Construction/Agriculture	8,103	11,222	20,898	22,206
Light Vehicle	23,548	23,039	46,514	49,114
All Other	13,819	14,240	29,246	28,239
Total Engineered Solutions	72,212	68,004	143,257	140,513

Other	—	—	—	—

Total	$353,075	$359,412	$681,103	$682,243

Geographic Area

We sell our line of products primarily in the United States, with additional sales in Canada, Mexico, Europe, Asia and Latin America.  Sales are attributed to countries based upon the location of the customer.  Our sales are substantially denominated in U.S. dollars.

The following tables provide disaggregation of net sales information by geographic area within each operating segment for the three months and six months ended June 30, 2023 and 2022 (in thousands):

Three months ended June 30, 2023	Vehicle Control	Temperature Control	Engineered Solutions	Other	Total
Geographic Area:
United States	$165,198	$92,099	$44,565	$—	$301,862
Canada	8,834	4,926	6,126	—	19,886
Europe	248	—	14,914	—	15,162
Mexico	8,179	18	2,038	—	10,235
Asia	88	—	4,273	—	4,361
Other foreign	1,242	31	296	—	1,569
Total	$183,789	$97,074	$72,212	$—	$353,075

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Three months ended June 30, 2022	Vehicle Control	Temperature Control	Engineered Solutions	Other	Total
Geographic Area:
United States	$171,083	$101,204	$50,311	$—	$322,598
Canada	7,205	4,089	3,943	—	15,237
Europe	176	20	10,251	—	10,447
Mexico	6,000	105	666	—	6,771
Asia	78	21	2,565	—	2,664
Other foreign	1,229	198	268	—	1,695
Total	$185,771	$105,637	$68,004	$—	$359,412

Six months ended June 30, 2023	Vehicle Control	Temperature Control	Engineered Solutions	Other	Total
Geographic Area:
United States	$331,610	$161,670	$88,771	$—	$582,051
Canada	17,164	7,681	11,364	—	36,209
Europe	446	—	29,998	—	30,444
Mexico	16,766	18	3,806	—	20,590
Asia	150	20	8,327	—	8,497
Other foreign	2,230	91	991	—	3,312
Total	$368,366	$169,480	$143,257	$—	$681,103

Six months ended June 30, 2022	Vehicle Control	Temperature Control	Engineered Solutions	Other	Total
Geographic Area:
United States	$332,154	$170,516	$97,200	$—	$599,870
Canada	15,913	7,588	7,445	—	30,946
Europe	368	35	21,581	—	21,984
Mexico	12,083	189	2,290	—	14,562
Asia	158	43	10,966	—	11,167
Other foreign	2,359	324	1,031	—	3,714
Total	$363,035	$178,695	$140,513	$—	$682,243

Note 18.  Commitments and Contingencies

Asbestos

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying statement of operations.  When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001, and the amounts paid for settlements, awards of asbestos-related damages, and defense of such claims. At June 30, 2023, approximately 1,465 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through June 30, 2023, the amounts paid for settled claims and awards of asbestos-related damages, including interest, were approximately $68.3 million.  We do not have insurance coverage for the indemnity and defense costs associated with the claims we face.

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
In accordance with our policy to perform an annual actuarial evaluation in the third quarter of each year, an actuarial study was performed as of August 31, 2022.  The results of the August 31, 2022 study included an estimate of our undiscounted liability for settlement payments and awards of asbestos-related damages, excluding legal costs, ranging from $68.8 million to $111.6 million for the period through 2065.  The change from the prior year study, which was as of August 31,2021, was a $7.9 million increase for the low end of the range and an $11.4 million increase for the high end of the range.  The increase in the estimated undiscounted liability from the prior year study at both the low end and high end of the range reflects our actual experience, our historical data and certain assumptions with respect to events that may occur in the future.

Based upon the results of the August 31, 2022 actuarial study, in September 2022 we increased our asbestos liability to $68.8 million, the low end of the range, and recorded an incremental pre-tax provision of $18.5 million in earnings (loss) from discontinued operations in the accompanying statement of operations.  Future legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operations in the accompanying statement of operations, are estimated, according to the August 31, 2022 study, to range from $53.2 million to $105.7 million for the period through 2065.  Total operating cash outflows related to discontinued operations, which include settlements, awards of asbestos-related damages and legal costs, net of taxes, were $4.5 million and $9.5 million for the six months ended June 30, 2023 and 2022, respectively.

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

Other Litigation

In connection with the aforementioned former brake business, we were subject to a legal proceeding alleging a breach of contract claim of the related purchase agreement.  On May 11, 2023, we were found liable for approximately $11 million.  Although it is expected that the Court will finalize its judgment by the end of the third quarter of 2023, we recorded a pre-tax provision of $11 million in earnings (loss) from discontinued operations in the accompanying statement of operations in the second quarter of 2023.

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Warranties

We generally warrant our products against certain manufacturing and other defects.  These product warranties are provided for specific periods of time of the product depending on the nature of the product.  As of June 30, 2023 and 2022, we have accrued $23.6 million and $23.8 million, respectively, for estimated product warranty claims included in accrued customer returns.  The accrued product warranty costs are based primarily on historical experience of actual warranty claims.

The following table provides the changes in our product warranties (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Balance, beginning of period	$20,600	$20,711	$19,667	$17,463
Liabilities accrued for current year sales	30,047	30,295	55,840	52,921
Settlements of warranty claims	(27,061)	(27,240)	(51,921)	(46,618)
Balance, end of period	$23,586	$23,766	$23,586	$23,766

Index
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following table summarizes the reorganization of our operating segments, and provides a comparison of our operating segments during 2022 and in 2023:

Operating Segments as of 2022	Operating Segments in 2023
Engine Management:	Vehicle Control (Aftermarket):
Ignition, Emissions, Fuel & Safety	Engine Management (Ignition, Emissions & Fuel Delivery)
Wire and Cable	Electrical & Safety
Wire Sets & Other

Temperature Control:	Temperature Control (Aftermarket):
Compressors	AC System Components
Other Climate Control Parts	Other Thermal Components

Engineered Solutions (non-Aftermarket):
Commercial Vehicle
Light Vehicle
Construction & Agriculture
All Other

Index
Overview of Financial Performance

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto. This discussion summarizes the significant factors affecting our results of operations and the financial condition of our business during the three months ended June 30, 2023 and 2022.

	Three Months Ended
	June 30,
(In thousands, except per share data)	2023	2022

Net sales	$353,075	$359,412
Gross profit	101,269	96,351
Gross profit %	28.7%	26.8%
Operating income	27,178	27,893
Operating income %	7.7%	7.8%
Earnings from continuing operations before income taxes	24,697	27,999
Provision for income taxes	6,289	7,122
Earnings from continuing operations	18,408	20,877
Loss from discontinued operations, net of income taxes	(9,221)	(1,666)
Net earnings	9,187	19,211
Net earnings (loss) attributable to noncontrolling interest	50	85
Net earnings attributable to SMP	9,137	19,126
Per share data attributable to SMP – Diluted:
Earnings from continuing operations	$0.83	$0.93
Discontinued operations	(0.42)	(0.07)
Net earnings per common share	$0.41	$0.86

Consolidated net sales for the three months ended June 30, 2023 were $353.1 million, a decrease of $6.3 million, or 1.8%, compared to net sales of $359.4 million in the same period in 2022.  Net sales decreased in our Vehicle Control and Temperature Control operating segments, while net sales in our Engineered Solutions operating segment increased when compared to the comparable period in the prior year.

The decrease in net sales in our Vehicle Control segment primarily reflects the impact of lower sales to a customer that filed for bankruptcy in the first quarter of the year; while Temperature Control’s net sales for the second quarter of 2023 reflects the impact of a rainy spring and early summer season across key markets, and thus impacted the timing of early season customer orders in 2023, which were lower than the strong customer orders of the second quarter of 2022 when sales were up 6.4% and customers replenished their prior year inventory levels.  Net sales in our Engineered Solutions segment showed year-over-year improvement driven by increased pricing and new business wins, and we continue to be optimistic about the long-term growth potential of the complementary markets served in our newly created Engineered Solutions operating segment.

Gross margins as a percentage of net sales increased to 28.7% in the second quarter of 2023 compared to 26.8% in the second quarter of 2022.  The gross margin percentages in both our Vehicle Control and Engineered Solutions segments increased year-over-year, while the gross margin percentage decreased in our Temperature Control segment.  The overall consolidated gross margin percentage increase reflects the impact of increased pricing and operating performance, which more than offset the lower fixed cost absorption due to lower production levels as we work down our inventory balances, the lower sales volumes in Temperature Control, the weakening of the U.S. dollar on our international operations and the negative impact from the different margin profile in Engineered Solutions.  Although all of our operating segments were negatively impacted by ongoing inflationary cost increases in certain raw materials, labor and transportation expenses, we anticipate that our annual cost savings initiatives and ability to pass through higher prices to our customers should continue offset much of the impact on our gross margins.

Index
Operating margin as a percentage of net sales for the three months ended June 30, 2023 was essentially flat at 7.7% as compared to 7.8% for the same period in 2022.  Included in our operating margin were selling, general and administrative expenses (“SG&A”) of $73.8 million, or 20.9% of net sales for the three months ended June 30, 2023 compared to $68.5 million, or 19% of net sales, for the same period in 2022. The $5.3 million increase in SG&A expenses in the second quarter of 2023 as compared to the second quarter of 2022 is principally due to higher interest rate related costs of $4.8 million incurred in our supply chain financing arrangements.  Excluding the impact of the incremental interest rate costs incurred in our supply chain financing arrangements, SG&A expenses in the second quarter of 2023 were 19.6% of consolidated net sales, slightly higher than the percentage in the comparable prior year period.

Overall, we remain optimistic for the balance of the year.  Our sales team continues to explore new sales opportunities, we remain optimistic about the long-term potential growth opportunities in our Engineered Solutions segment, our cost savings programs remain on track and we are confident that our focus on cash flow will result in generating significant operating cash flow for the balance of 2023.

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

Impact of Global Supply Chain Disruption and Inflation

Disruptions in the global economy have impeded global supply chains, resulted in longer lead times and delays in procuring component parts and raw materials, and resulted in inflationary cost increases in certain raw materials, labor and transportation.  In response to the global supply chain volatility and inflationary cost increases, we have taken, and continue to take, several actions to mitigate the impact by working closely with our suppliers and customers to minimize any potential adverse impacts on our business, including implementing cost savings initiatives and the pass through of higher costs to our customers in the form of price increases, and maintaining inventory at levels to minimize potential disruptions from out-of-stock raw materials and components to ensure higher fill rates with our customers.  We believe that we have also benefited from our geographically diversified manufacturing footprint and our strategy to bring more product manufacturing in-house, especially with respect to product availability and fill rates.  We expect these inflationary trends to continue for some time, and while we believe that we will be able to somewhat offset the impact, there can be no assurances that unforeseen future events in the global supply chain affecting the availability of materials and components, and/or increasing commodity pricing, will not have an adverse effect on our business, financial condition and results of operations.

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

Index
We have made significant strides with respect to our ESG initiatives, building awareness of the environmental impact of our operations, and challenging ourselves to reduce our impact by reducing our usage of energy and water, reducing our generation of waste, increasing our recycling efforts and reducing our greenhouse gas emissions (“GHG”), with the ambition of achieving net-zero total Scope 1 and Scope 2 GHG emissions by 2050.  With each year, we intend to further our commitment to improving our environmental stewardship and finding ways to give back to our communities. Additional information on our ESG initiatives can be found on our corporate website at ir.smpcorp.com under “Environmental & Social Responsibility” (including our most recent sustainability report) and at smpcares.smpcorp.com.  Information on our corporate websites regarding our ESG initiatives are referenced for general information only and are not incorporated by reference in this Report.

Interim Results of Operations

Comparison of the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022

Sales.  Consolidated net sales for the three months ended June 30, 2023 were $353.1 million, a decrease of $6.3 million, or 1.8%, compared to $359.4 million in the same period of 2022, with the majority of our net sales to customers located in the United States.  Net sales decreased in our Vehicle Control and Temperature Control operating segments, while net sales in our Engineered Solutions operating segment increased when compared to the comparable period in the prior year.

The following table summarizes consolidated net sales by segment and by major product group within each segment for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended
	June 30,
	2023	2022
Vehicle Control
Engine Management (Ignition, Emissions and Fuel Delivery)	$113,589	$111,581
Electrical and Safety	52,867	57,054
Wire Sets and Other	17,333	17,136
Total Vehicle Control	183,789	185,771

Temperature Control
AC System Components	74,449	81,608
Other Thermal Components	22,625	24,029
Total Temperature Control	97,074	105,637

Engineered Solutions
Commercial Vehicle	26,742	19,503
Construction/Agriculture	8,103	11,222
Light Vehicle	23,548	23,039
All Other	13,819	14,240
Total Engineered Solutions	72,212	68,004

Other	—	—

Total	$353,075	$359,412

Vehicle Control’s net sales for the three months ended June 30, 2023 decreased slightly to $183.8 million compared to $185.8 million in the same period of 2022.  Net sales in the electrical and safety product group for the three months ended June 30, 2023 decreased year-over-year; while net sales increased slightly in the engine management (ignition, emissions, and fuel delivery) product group and remained essentially flat in the wire sets and other product group when compared to the three months ended June 30, 2022.  The decrease in net sales in our Vehicle Control operating segment primarily reflects lower sales to a customer that filed for bankruptcy in the first quarter of the year.

Index
Temperature Control’s net sales for the three months ended June 30, 2023 decreased $8.5 million, or 8.1%, to $97.1 million compared to $105.6 million in the same period of 2022.  Net sales declined in each of the AC systems components and other thermal components product groups for the three months ended June 30, 2023 when compared to the comparable period in the prior year.  Temperature Control’s net sales for the second quarter of 2023 reflects the impact of a rainy spring and early summer season across key markets, and thus impacted the timing of early season customer orders in 2023, which were lower than the strong customer orders of the second quarter of 2022 when sales were up 6.4% and customers replenished their prior year inventory levels.  Overall, full year results at Temperature Control will be dependent upon summer weather conditions and customer inventory levels.

Engineered Solutions’ net sales for the three months ended June 30, 2023 increased $4.2 million, or 6.2%, to $72.2 million compared to $68 million in the same period of 2022.  Net sales increased in the each of the commercial vehicle and light vehicle product groups for the three months ended June 30, 2023 when compared to the three month ended June 30, 2022; while net sales in the construction and agriculture, and all other product groups declined year-over-year.  Overall, net sales in our Engineered Solutions operating segment showed year-over-year improvement driven by increased pricing and new business wins, and we continue to be optimistic about the long-term growth potential of the complementary markets served in our newly created Engineered Solutions operating segment.

Gross Margins.  Gross margins, as a percentage of consolidated net sales, increased to 28.7% in the second quarter of 2023, compared to 26.8% in the second quarter of 2022.  The following table summarizes gross margins by segment for the three months ended June 30, 2023 and 2022, respectively (in thousands):

Three Months Ended June 30,	Vehicle Control	Temperature Control	Engineered Solutions	Other	Total
2023
Net sales	$183,789	$97,074	$72,212	$—	$353,075
Gross margins	60,109	26,512	14,648	—	101,269
Gross margin percentage	32.7%	27.3%	20.3%	—	28.7%

2022
Net sales	$185,771	$105,637	$68,004	$—	$359,412
Gross margins	53,728	29,315	13,308	—	96,351
Gross margin percentage	28.9%	27.8%	19.6%	—	26.8%

Compared to the second quarter of 2022, gross margins at Vehicle Control increased 3.8 percentage points from 28.9% to 32.7%. Gross margins at Temperature Control decreased 0.5 percentage points from 27.8% to 27.3%, and gross margins at Engineered Solutions increased 0.7 percentage points from 19.6% to 20.3%.

The gross margin percentage increase in our Vehicle Control operating segment reflects the positive impact of increased pricing and operating performance, which more than offset higher material and labor costs, as well as the lower fixed cost absorption due to lower production levels than those achieved in the same period in 2022.  The gross margin percentage decrease in our Temperature Control operating segment reflects the impact of lower sales volumes; while the gross margin percentage increase at our Engineered Solutions operating segment is driven primarily by higher sales and increased pricing, which more than offset the negative impact of customer sales mix.  All of our operating segments were negatively impacted by the ongoing inflationary cost increases in certain raw materials, labor and transportation expenses.  While we anticipate continued margin pressure resulting from inflationary headwinds, we believe that our annual cost savings initiatives coupled with our ability to pass through higher prices to our customers should help to offset much of this impact to our gross margins.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) were $73.8 million, or 20.9% of consolidated net sales, in the second quarter of 2023, as compared to $68.5 million, or 19% of consolidated net sales, in the second quarter of 2022.  The $5.3 million increase in SG&A expenses as compared to the second quarter of 2022 is principally due to higher interest rate related costs of $4.8 million incurred in our supply chain financing arrangements.  Excluding the impact of the incremental interest rate costs incurred in our supply chain financing arrangements, SG&A expenses in the second quarter of 2023 were 19.6% of consolidated net sales, slightly higher than the percentage in the comparable prior year period, primarily due to lower sales volume.

Index
Restructuring and Integration Expenses.  Restructuring and integration expenses were $0.3 million for the three months ended June 30, 2023.  Restructuring and integration expenses incurred in the second quarter of 2023 relate to product line relocations from our Independence, Kansas manufacturing facility and from our St. Thomas, Canada manufacturing facility to our manufacturing facilities in Reynosa, Mexico, as part of our Cost Reduction Initiative announced during the fourth quarter of 2022.  Total restructuring expenses incurred during the three months ended June 30, 2023 related to the initiative of $0.3 million consisted of (1) expenses of approximately $0.1 million consisting of employee severance and bonuses related to our product line relocations, and (2) expenses of approximately $0.2 million related to the relocation of machinery and equipment to our manufacturing facilities in Reynosa, Mexico.  Additional restructuring costs related to the initiative, and expected to be incurred, are approximately $1.6 million.  We anticipate that the Cost Reduction Initiative will be completed by the end of 2023.

Operating Income.  Operating income was $27.2 million, or 7.7% of consolidated net sales, in the second quarter of 2023, compared to $27.9 million, or 7.8% of consolidated net sales, in the second quarter of 2022.  The year-over-year decrease in operating income of $0.7 million is primarily the result of the impact of lower operating income in the Temperature Control segment stemming from lower net sales, and higher interest rate related costs of $4.8 million incurred in our supply chain financing arrangements included in SG&A expenses offset, in part, by higher gross margins as a percentage of sales in the Vehicle Control and Engineered Solutions segments.

Other Non-Operating Income (Expense), Net.  Other non-operating income, net was $0.8 million in the second quarter of 2023, compared to $1.9 million in the second quarter of 2022.  The year-over-year decrease in other non-operating income (expense), net results from the decrease in year-over-year equity income from our joint ventures, due in part to lower production related to inventory reduction plans, and the unfavorable impact of changes in foreign currency exchange rates.

Interest Expense.  Interest expense increased to $3.3 million in the second quarter of 2023, compared to $1.8 million in the second quarter of 2022.  The year-over-year increase in interest expense reflects the impact of higher year-over-year average interest rates on our credit facilities offset, in part, by the impact of slightly lower average outstanding borrowings in the second quarter of 2023 when compared to the second quarter of 2022.

Income Tax Provision.  The income tax provision in the second quarter of 2023 was $6.3 million at an effective tax rate of 25.5% compared to $7.1 million at an effective tax rate of 25.4% for the same period in 2022.  The effective tax rate was essentially flat year-over-year.

Loss from Discontinued Operations.  Loss from discontinued operations, net of income tax, reflects legal expenses and other costs associated with our asbestos-related liability.  During the second quarter of 2023 and 2022, the loss from discontinued operations, net of tax was $9.2 million and $1.7 million, respectively. The loss from discontinued operations includes an $11 million pre-tax provision in the second quarter of 2023 which arose from the May 11, 2023 court ruling in a breach of contract claim in connection with a legal proceeding with a third party; and legal and other administrative expenses, before taxes, of $1.5 million and $2.3 million in the second quarter of 2023 and 2022, respectively.  As discussed more fully in Note 18, “Commitments and Contingencies” in the notes to our consolidated financial statements (unaudited), we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Net Earnings Attributable to Noncontrolling Interest.  Net earnings (loss) attributable to noncontrolling interest relates to our 70% ownership in a joint venture in Hong Kong, with operations in Shanghai and Wuxi, China (“Trombetta Asia, Ltd.”).  Net earnings attributable to the noncontrolling interest of $50,000 and $85,000 during the three months ended June 30, 2023 and 2022, respectively, represents 30% of the net earnings of Trombetta Asia, Ltd.

Index
Comparison of the Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022

Sales.  Consolidated net sales for the six months ended June 30, 2023 were $681.1 million, a slight decrease of $1.1 million, compared to $682.2 million in the same period of 2022, with the majority of our net sales to customers in the United States.  Net sales decreased in our Temperature Control operating segment, while net sales in our Vehicle Control and Engineered Solutions operating segments increased when compared to the comparable period in the prior year.

The following table summarizes consolidated net sales by segment and by major product group within each segment for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended
	June 30,
	2023	2022
Vehicle Control
Engine Management (Ignition, Emissions and Fuel Delivery)	$229,672	$220,730
Electrical and Safety	104,671	109,311
Wire Sets and Other	34,023	32,994
Total Vehicle Control	368,366	363,035

Temperature Control
AC System Components	120,201	128,982
Other Thermal Components	49,279	49,713
Total Temperature Control	169,480	178,695

Engineered Solutions
Commercial Vehicle	46,599	40,954
Construction/Agriculture	20,898	22,206
Light Vehicle	46,514	49,114
All Other	29,246	28,239
Total Engineered Solutions	143,257	140,513

Other	—	—

Total	$681,103	$682,243

Vehicle Control’s net sales for the six months ended June 30, 2023 increased $5.4 million, or 1.5%, to $368.4 million compared to $363 million in the same period of 2022.  Net sales in the electrical and safety, and wire sets and other product groups for the six months ended June 30, 2023 increased year-over-year; while net sales in the electrical and safety product group decreased in the six months ended June 30, 2023 when compared to the comparable period in the prior year.  Overall, the increase in net sales in our Vehicle Control operating segment reflects the positive impact of increased pricing and the $7.3 million increase in net sales in the first quarter of 2023, offset in part, by lower sales to a customer that filed for bankruptcy in the first quarter of the year.

Temperature Control’s net sales for the six months ended June 30, 2023 decreased $9.2 million, or 5.2%, to $169.5 million compared to $178.7 million in the same period of 2022.  Net sales declined in the AC systems components product group for the six months ended June 30, 2023 when compared to the comparable period in the prior year; while net sales in the other thermal components product group was essentially flat year-over-year.  Temperature Control’s net sales for the first six months of 2023 reflect the impact of a rainy spring and early summer season across key markets, and thus impacted the timing of early season customer orders in 2023, which were lower than the strong customer orders of the comparable period of 2022 when sales were up 14.7% and customers replenished their prior year inventory levels.  Overall, full year results at Temperature Control will be dependent upon summer weather conditions and customer inventory levels.

Index
Engineered Solutions’ net sales for the six months ended June 30, 2023 increased $2.8 million, or 2%, to $143.3 million compared to $140.5 million in the same period of 2022.  Net sales increased in the each of the commercial vehicle and all other product groups for the six months ended June 30, 2023 when compared to the six months ended June 30, 2022; while net sales in the construction and agriculture, and light vehicle product groups declined year-over-year.  Overall, net sales in our Engineered Solutions operating segment showed a year-over-year improvement driven by increased pricing and new business wins, and we continue to be optimistic about the long-term growth potential of the complementary markets served in our newly created Engineered Solutions operating segment.

Gross Margins.  Gross margins, as a percentage of consolidated net sales, increased to 28.3% in the first six months of 2023, compared to 27.3% during the same period in 2022.  The following table summarizes gross margins by segment for the six months ended June 30, 2023 and 2022, respectively (in thousands):

Six Months Ended June 30,	Vehicle Control	Temperature Control	Engineered Solutions	Other	Total
2023
Net sales	$368,366	$169,480	$143,257	$—	$681,103
Gross margins	118,581	45,667	28,288	—	192,536
Gross margin percentage	32.2%	26.9%	19.7%	—	28.3%

2022
Net sales	$363,035	$178,695	$140,513	$—	$682,243
Gross margins	109,152	48,803	28,236	—	186,191
Gross margin percentage	30.1%	27.3%	20.1%	—	27.3%

Compared to the first six months of 2022, gross margins at Vehicle Control increased 2.1 percentage points from 30.1% to 32.2%. Gross margins at Temperature Control decreased 0.4 percentage points from 27.3% to 26.9%, and gross margins at Engineered Solutions decreased 0.4 percentage points from 20.1% to 19.7%.

The gross margin percentage increase in our Vehicle Control operating segment reflects the positive impact of increased pricing and operating performance, which more offset increases in material and labor costs, as well as the lower fixed cost absorption due to lower production levels than those achieved in the same period in 2022.  The gross margin percentage decrease in our Temperature Control operating segment reflects the impact of lower sales volumes; while the gross margin percentage decrease at our Engineered Solutions operating segment is primarily driven by the negative impact of customer sales mix.  All of our operating segments were negatively impacted by the ongoing inflationary cost increases in certain raw materials, labor and transportation expenses.  While we anticipate continued margin pressure resulting from inflationary headwinds, we believe that our annual cost savings initiatives coupled with our ability to pass through higher prices to our customers should help to offset much of this impact to our gross margins.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) were $143.5 million, or 21.1% of consolidated net sales, in the first six months of 2023, as compared to $131.4 million, or 19.3% of consolidated net sales in the first six months of 2022.  The $12.1 million increase in SG&A expenses as compared to the first six months of 2022 is principally due to (1) higher interest rate related costs of $10.3 million incurred in our supply chain financing arrangements, and (2) higher distribution costs.  Excluding the impact of the incremental interest rate costs incurred in our supply chain financing arrangements, SG&A expenses in the six months of 2023 were 19.6% of consolidated net sales, slightly higher than the percentage in the comparable prior year period.

Restructuring and Integration Expenses.  Restructuring and integration expenses were $1.2 million in six months ended June 30, 2023 compared to $44,000 in the comparable period of 2022.  Restructuring and integration expenses incurred in the first six months of 2023 relate to product line relocations from our Independence, Kansas manufacturing facility and from our St. Thomas, Canada manufacturing facility to our manufacturing facilities in Reynosa, Mexico, as part of our Cost Reduction Initiative announced during the fourth quarter of 2022.  Total restructuring expenses incurred during the six months ended June 30, 2023 related to the initiative of $1.2 million consisted of (1) expenses of approximately $1 million consisting of employee severance and bonuses related to our product line relocations, and (2) expenses of approximately $0.2 million related to the relocation of machinery and equipment to our manufacturing facilities in Reynosa, Mexico.  Additional restructuring costs related to the initiative and expected to be incurred, are approximately $1.6 million.  We anticipate that the Cost Reduction Initiative will be completed by the end of 2023.

Index
Operating Income.  Operating income was $47.9 million, or 7% of consolidated net sales, in the six months ended June 30, 2023, compared to $54.8 million, or 8% of consolidated net sales, in the six months ended June 30, 2022.  The year-over-year decrease in operating income of $6.9 million is primarily the result of the impact of lower operating income in the Temperature Control segment stemming from lower net sales, and higher interest rate related costs of $10.3 million incurred in our supply chain financing arrangements included in SG&A expenses offset, in part, by higher gross margins as a percentage of net sales in the Vehicle Control and Engineered Solutions segments.

Other Non-Operating Income (Expense), Net.  Other non-operating income, net was $1 million in the first six months of 2023, compared to $3.4 million in the first six months of 2022.  The year-over-year decrease in other non-operating income (expense), net results from the decrease in year-over-year equity income from our joint ventures, due in part to lower production related to inventory reduction plans, and the unfavorable impact of changes in foreign currency exchange rates.

Interest Expense.  Interest expense increased to $7.1 million in the first six months of 2023, compared to $2.6 million for the same period in 2022.  The year-over-year increase in interest expense reflects the impact of higher year-over-year average interest rates on our credit facilities, and the impact of higher average outstanding borrowings in the first half of 2023 when compared to the first half of 2022.

Income Tax Provision.  The income tax provision for the six months ended June 30, 2023 was $10.7 million at an effective tax rate of 25.5%, compared to $14.1 million at an effective tax rate of 25.4% for the same period in 2022. The effective tax rate was essentially flat year-over-year.

Loss from Discontinued Operations.  Loss from discontinued operations, net of income tax, reflects legal expenses and other costs associated with our asbestos-related liability.  During the first six months of 2023 and 2022, the loss from discontinued operations, net of tax was $10 million and $2.8 million, respectively.  The loss from discontinued operations includes an $11 million pre-tax provision in the second quarter of 2023 which arose from the May 11, 2023 court ruling in a breach of contract claim in connection with a legal proceeding with a third party; and legal and other administrative expenses, before taxes, of $2.5 million and $3.8 million in the first six months of 2023 and 2022, respectively.  As discussed more fully in Note 18, “Commitments and Contingencies” in the notes to our consolidated financial statements (unaudited), we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Net Earnings Attributable to Noncontrolling Interest.  Net earnings (loss) attributable to noncontrolling interest relates to our 70% ownership in a joint venture in Hong Kong, with operations in Shanghai and Wuxi, China (“Trombetta Asia, Ltd.”).  Net earnings attributable to the noncontrolling interest of $89,000 and $77,000 during the six months ended June 30, 2023 and 2022, respectively, represents 30% of the net earnings of Trombetta Asia, Ltd.

Restructuring and Integration Programs

For a detailed discussion on the restructuring and integration costs, see Note 4, “Restructuring and Integration Expenses,” of the notes to our consolidated financial statements (unaudited).

Index
Liquidity and Capital Resources

Our primary cash requirements include working capital, capital expenditures, regular quarterly dividends, stock repurchases, principal and interest payments on indebtedness and acquisitions. The following table summarizes our primary sources of funds including ongoing net cash flows from operating activities and availability under our Credit Agreement.

	June 30,		December 31,
(In thousands)	2023	2022	2022

Operating cash flows	$39,370	$(95,333)
Total debt	$223,216	$267,454	$239,620
Cash	23,019	14,186	21,150
Net debt	$200,197	$253,268	$218,470
Remaining borrowing capacity	$269,631	$232,933	$255,631
Total liquidity	292,650	247,119	276,781

Operating Activities. During the first six months of 2023, cash provided by operating activities was $39.4 million compared to cash used in operating activities of $95.3 million in the same period of 2022. The increase in cash provided by operating activities resulted primarily from the smaller year-over-year increase in accounts receivable, the decrease in inventories compared to an increase in inventories in the prior year, the larger year-over-year increase in accounts payable, the smaller year-over-year increase  in prepaid expenses and other current assets, and the increase in sundry payables and accrued expenses compared to a decrease in sundry payables and accrued expenses in the prior year offset, in part, by the decrease in net earnings.

Net earnings during the first six months of 2023 were $21.1 million compared to $38.6 million in the first six months of 2022.  During the first six months of 2023, (1) the increase in accounts receivable was $48.3 million compared to the year-over-year increase in accounts receivable of $49.7 million in 2022; (2) the decrease in inventories was $30.9 million compared to the year-over-year increase in inventories of $87.7 million in 2022; (3) the increase in accounts payable was $4.3 million compared to the year-over-year increase in accounts payable of $1.6 million in 2022; (4) the increase in prepaid expenses and other current assets was $0.5 million compared to the year-over-year increase in prepaid expenses and other current assets of $7.1 million in 2022; and (5) the increase in sundry payables and accrued expenses was $2.8 million compared to the year-over-year decrease in sundry payables and accrued expenses of $5 million in 2022.

During the second quarter and first six months of 2023, we actively managed our working capital generating operating cash flow of $59.8 million and $39.4 million, respectively, reducing our inventory to more normalized levels.  We anticipate further inventory decreases during 2023 as we continue to actively manage our working capital to maximize our operating cash flow.

Investing Activities.  Cash used in investing activities was $9.4 million in the first six months of 2023, compared to $13.2 million in the same period of 2022.  Investing activities during the first six months of 2023 and 2022 consisted of capital expenditures of $9.5 million and $13.2 million, respectively.

Financing Activities.  Cash used in financing activities was $29.1 million in the first six months of 2023 as compared to cash provided by financing activities of $101.7 million in the same period of 2022. During the first six months of 2023, we (1) reduced our borrowings under our Credit Agreement by $16.5 million; and (2) paid dividends of $12.5 million. Cash provided by our operating activities was used to reduce our borrowings under our Credit Agreement, fund our investing activities and pay dividends.

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

Index
Dividends of $12.5 million and $11.8 million were paid in 2023 and 2022, respectively.  In February 2023, our Board of Directors voted to increase our quarterly dividend from $0.27 per share in 2022 to $0.29 per share in 2023.

Liquidity.

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

Index
Outstanding borrowings at June 30, 2023 under the Credit Agreement were $223 million, consisting of current borrowings of $58.7 million and long-term debt of $164.3 million; while outstanding borrowings at December 31, 2022 were $239.5 million, consisting of current borrowings of $55 million and long-term debt of $184.5 million.  Letters of credit outstanding under the Credit Agreement were $2.4 million at both June 30, 2023 and December 31, 2022.

At June 30, 2023, the weighted average interest rate under our Credit Agreement was 5.6%, which consisted of $223 million in borrowings under Term SOFR, adjusted for the impact of the interest rate swap agreement on $100 million of borrowings.  At December 31, 2022, the weighted average interest rate under our Credit Agreement was 5.2%, which consisted of $237 million in borrowings at 5.2% under Term SOFR, adjusted for the impact of the interest rate swap agreement on $100 million of borrowings, and an alternative base rate borrowing of $2.5 million at 8%.  During the six months ended June 30, 2023, our average daily alternative base rate loan balance was $0.2 million, compared to a balance of $10.8 million for the six months ended June 30, 2022 and a balance of $5.6 million for the year ended December 31, 2022.

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

In October 2022, our Polish subsidiary, SMP Poland sp. z.o.o., amended its overdraft facility with HSBC Continental Europe (Spolka Akcyjna) Oddzial w Polsce to provide for borrowings under the facility in Euros and U.S. Dollars. Under the amended terms, the overdraft facility provides for borrowings of up to Zloty 30 million (approximately $7.3 million) if borrowings are solely in Zloty, or up to 85% of the Zloty 30 million limit (approximately $6.2 million) if borrowings are in Euros and/or U.S. Dollars. The overdraft facility has an initial maturity date in December 2022, with automatic three-month renewals until June 2027, subject to cancellation by either party, at its sole discretion, at least 30 days prior to the commencement of the three-month renewal period. Borrowings under the amended overdraft facility will bear interest at a rate equal to (1) the one month Warsaw Interbank Offered Rate (“WIBOR”) + 1.5% for borrowings in Polish Zloty, (2) the one month Euro Interbank Offered Rate (“EURIBOR”) + 1.5% for borrowings in Euros, and (3) the Mid-Point of the Fed Target Range + 1.75% for borrowings in U.S. Dollars.  Borrowings under the overdraft facility are guaranteed by Standard Motor Products, Inc., the ultimate parent company.  There were no borrowings outstanding under the overdraft facility at both June 30, 2023 and December 31, 2022.

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

Pursuant to these agreements, we sold $211.6 million and $382.5 million of receivables during the three months and six months ended June 30, 2023, respectively, and $218.4 million and $374.1 million for the comparable periods in 2022.  Receivables presented at financial institutions and not yet collected as of June 30, 2023 were approximately $10.7 million and remained in our accounts receivable balance as of that date.  There were no receivables presented at financial institutions and not yet collected as of December 31, 2022.  All receivables sold were reflected as a reduction of accounts receivable in the consolidated balance sheet at the time of sale.  A charge in the amount of $12.4 million and $21.5 million related to the sale of receivables was included in selling, general and administrative expense in our consolidated statements of operations for the three months and six months ended June 30, 2023, respectively, and $7.7 million and $11.2 million for the comparable periods in 2022.

Index
To the extent that these arrangements are terminated, our financial condition, results of operations, cash flows and liquidity could be adversely affected by extended payment terms, or delays or failures in collecting trade accounts receivables.  The utility of the supply chain financing arrangements also depends upon a benchmark reference rate for the purpose of determining the discount rate applicable to each arrangement.  If the benchmark reference rate increases significantly, we may be negatively impacted as we may not be able to pass these added costs on to our customers, which could have a material and adverse effect upon our financial condition, results of operations and cash flows.

In July 2022, our Board of Directors authorized the purchase of up to $30 million of our common stock under a stock repurchase program.  Stock will be purchased from time to time in the open market, or through private transactions, as market conditions warrant. To date, there have been no repurchases of our common stock under the program.

Material Cash Commitments

Material cash commitments as of June 30, 2023 consist of required cash payments to service our outstanding borrowings of $223 million under our Credit Agreement with JPMorgan Chase Bank, N.A., as agent, the future minimum cash requirements of $93.6 million through 2034 under operating leases,  and future cash payments relating to our restructuring activities of $1.7 million.  All of our other cash commitments as of June 30, 2023 are not material.  For additional information related to our material cash commitments, see Note 4, “Restructuring and Integration Expenses”, Note 8, “Leases,” and Note 9, “Credit Facilities and Long-Term Debt,” in the notes to our consolidated financial statements (unaudited).

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

Index
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

Exchange Rate Risk

We have exchange rate exposure primarily with respect to the Canadian Dollar, the Euro, the British Pound, the Polish Zloty, the Hungarian Forint, the Mexican Peso, the Taiwan Dollar, the Chinese Yuan Renminbi and the Hong Kong Dollar.  As of June 30, 2023 and December 31, 2022, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore, the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the incremental effect of such a change on our foreign currency denominated revenues.

Interest Rate Risk

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To reduce our market risk to changes in interest rates on our variable rate borrowings, and to manage a portion of our exposure to changes in interest rates, we occasionally enter into interest rate swap agreements.

In June 2022, we entered into a seven year interest rate swap agreement with a notional amount of $100 million that is to mature in May 2029.  The interest rate swap agreement has been designated as a cash flow hedge of interest payments on $100 million of borrowings under our Credit Agreement. Under the terms of the swap agreement, we will receive monthly variable interest payments based on one month Term SOFR and will pay interest based upon a fixed rate of 2.683% per annum, adjusted upward for the credit spread adjustment in the Credit Agreement of 0.10% and the loan margin in the Credit Agreement of 1.50% at June 30, 2023.

As of June 30, 2023, we had approximately $223 million of outstanding borrowings under our Credit Agreement, of which approximately $123 million bears interest at variable rates of interest and $100 million bears interest at fixed rates, after consideration of the interest rate swap agreement entered into in June 2022.  Additionally, we invest our excess cash in highly liquid short-term investments. Based upon our current level of borrowings under our facilities and our excess cash, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate may have an approximate $1 million annualized negative impact on our earnings or cash flows.

Index
In addition, we are party to several supply chain financing arrangements, in which we may sell certain of our customers’ trade accounts receivable to such customers’ financial institutions.  We sell our undivided interests in certain of these receivables at our discretion when we determine that the cost of these arrangements is less than the cost of servicing our receivables with existing debt.  During the three months and six months ended June 30, 2023, we sold $211.6 million and $382.5 million of receivables, respectively.  Depending upon the level of sales of receivables pursuant these agreements, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the margin rate may have an approximate $2.1 million and $3.8 million negative impact on our earnings or cash flows during the three months and six months ended June 30, 2023, respectively.  The charge related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations.

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

(b)          Changes in Internal Control Over Financial Reporting.

During the quarter ended June 30, 2023, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  We review, document and test our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control – Integrated Framework.  We may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts may lead to various changes in our internal control over financial reporting.

Index
PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information required by this Item is incorporated herein by reference to the information set forth in Item 1, “Consolidated Financial Statements” of this Report under the caption “Asbestos” appearing in Note 18, “Commitments and Contingencies,” of the notes to our consolidated financial statements (unaudited).

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

STANDARD MOTOR PRODUCTS, INC.
(Registrant)

Date: August 2, 2023	/s/ Nathan R. Iles
Nathan R. Iles
Chief Financial Officer
(Principal Financial and
Accounting Officer)