Form 10-Q
period 2023-09-30
STANDARD MOTOR PRODUCTS, INC.
filed 2023-10-27
CIK 93389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2023

or

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
Yes ☐     No ☑

As of the close of business on October 24, 2023, there were 21,729,292 outstanding shares of the registrant’s Common Stock, par value $2.00 per share.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
INDEX
PART I - FINANCIAL INFORMATION

Index
PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Net sales	$386,413	$381,373	$1,067,516	$1,063,616
Cost of sales	271,653	274,589	760,220	770,641
Gross profit	114,760	106,784	307,296	292,975
Selling, general and administrative expenses	79,781	73,199	223,257	204,551
Restructuring and integration expenses	177	—	1,383	44
Other income, net	4	30	74	43
Operating income	34,806	33,615	82,730	88,423
Other non-operating income, net	1,732	1,513	2,759	4,889
Interest expense	3,621	3,656	10,766	6,282
Earnings from continuing operations before taxes	32,917	31,472	74,723	87,030
Provision for income taxes	7,995	8,280	18,656	22,407
Earnings from continuing operations	24,922	23,192	56,067	64,623
Loss from discontinued operations, net of income taxes	(18,200)	(14,294)	(28,201)	(17,076)
Net earnings	6,722	8,898	27,866	47,547
Net earnings attributable to noncontrolling interest	63	52	152	129
Net earnings attributable to SMP (a)	$6,659	$8,846	$27,714	$47,418

Net earnings attributable to SMP
Earnings from continuing operations	$24,859	$23,140	$55,915	$64,494
Discontinued operations	(18,200)	(14,294)	(28,201)	(17,076)
Total	$6,659	$8,846	$27,714	$47,418

Per share data attributable to SMP
Net earnings per common share – Basic:
Earnings from continuing operations	$1.14	$1.08	$2.58	$2.97
Discontinued operations	(0.83)	(0.67)	(1.30)	(0.79)
Net earnings per common share – Basic	$0.31	$0.41	$1.28	$2.18

Net earnings per common share – Diluted:
Earnings from continuing operations	$1.12	$1.06	$2.52	$2.91
Discontinued operations	(0.82)	(0.66)	(1.27)	(0.77)
Net earnings per common share – Diluted	$0.30	$0.40	$1.25	$2.14

Dividend declared per share	$0.29	$0.27	$0.87	$0.81

Average number of common shares	21,727,119	21,427,393	21,675,699	21,719,281
Average number of common shares and dilutive common shares	22,253,723	21,847,602	22,198,131	22,153,348

(a) Throughout this Form 10Q, “SMP” refers to Standard Motor Products, Inc. and subsidiaries.

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
	(Unaudited)		(Unaudited)

Net earnings	$6,722	$8,898	$27,866	$47,547
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3,950)	(8,279)	36	(15,445)
Derivative instruments	1,708	4,199	2,162	4,304
Pension and postretirement plans	(3)	(2)	(10)	(11)
Total other comprehensive income, net of tax	(2,245)	(4,082)	2,188	(11,152)
Total Comprehensive income	4,477	4,816	30,054	36,395
Comprehensive income (loss) attributable to noncontrolling interest, net of tax:
Net earnings	63	52	152	129
Foreign currency translation adjustments	47	(115)	(63)	(176)
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	110	(63)	89	(47)
Comprehensive income attributable to SMP	$4,367	$4,879	$29,965	$36,442

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,485	$21,150
Accounts receivable, less allowances for discounts and expected credit losses of $5,872 and $5,375 for 2023 and 2022, respectively	208,053	167,638
Inventories	479,788	528,715
Unreturned customer inventories	21,847	19,695
Prepaid expenses and other current assets	24,240	25,241
Total current assets	762,413	762,439

Property, plant and equipment, net of accumulated depreciation of $252,614 and $239,176 for 2023 and 2022, respectively	113,012	107,148
Operating lease right-of-use assets	99,067	49,838
Goodwill	134,382	132,087
Other intangibles, net	94,324	100,504
Deferred income taxes	36,455	33,658
Investments in unconsolidated affiliates	22,909	41,745
Other assets	37,368	27,510
Total assets	$1,299,930	$1,254,929

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of revolving credit facility	$47,400	$50,000
Current portion of term loan and other debt	5,026	5,031
Accounts payable	103,237	89,247
Sundry payables and accrued expenses	71,298	49,990
Accrued customer returns	48,556	37,169
Accrued core liability	19,778	22,952
Accrued rebates	46,329	37,381
Payroll and commissions	31,718	31,361
Total current liabilities	373,342	323,131

Long-term debt	95,170	184,589
Noncurrent operating lease liabilities	88,186	40,709
Other accrued liabilities	23,797	22,157
Accrued asbestos liabilities	73,962	63,305
Total liabilities	654,457	633,891
Commitments and contingencies
Stockholders’ equity:
Common stock – par value $2.00 per share:
Authorized – 30,000,000 shares; issued 23,936,036 shares	47,872	47,872
Capital in excess of par value	108,058	105,615
Retained earnings	573,110	564,242
Accumulated other comprehensive income	(10,219)	(12,470)
Treasury stock – at cost (2,208,069 shares and 2,350,377 shares in 2023 and 2022, respectively)	(89,473)	(95,239)
Total SMP stockholders’ equity	629,348	610,020
Noncontrolling interest	16,125	11,018
Total stockholders’ equity	645,473	621,038
Total liabilities and stockholders’ equity	$1,299,930	$1,254,929

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Nine Months Ended September 30,
	2023	2022
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$27,866	$47,547
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	21,461	20,895
Amortization of deferred financing cost	370	294
Increase (decrease) to allowance for expected credit losses	333	(561)
Increase to inventory reserves	2,010	4,354
Equity income from joint ventures	(2,181)	(3,553)
Employee stock ownership plan allocation	2,225	1,722
Stock-based compensation	5,243	6,327
(Increase) decrease in deferred income taxes	(3,299)	245
Loss on discontinued operations, net of tax	28,201	17,076
Change in assets and liabilities:
(Increase) in accounts receivable	(38,850)	(51,887)
(Increase) decrease in inventories	54,286	(75,300)
(Increase) decrease in prepaid expenses and other current assets	2,916	(6,270)
Increase (decrease) in accounts payable	15,852	(31,844)
Increase in sundry payables and accrued expenses	12,345	3,807
Net change in other assets and liabilities	4,115	(8,327)
Net cash provided by (used in) operating activities	132,893	(75,475)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of and investment in businesses	(3,954)	—
Cash acquired in step acquisition	6,779	—
Capital expenditures	(17,977)	(19,499)
Other investing activities	95	12
Net cash used in investing activities	(15,057)	(19,487)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under the term loan	—	100,000
Repayments of term loan	(3,750)	(1,250)
Net borrowings (repayments) under revolving credit facilities	(88,350)	44,452
Net repayments of other debt and lease obligations	(49)	(1,745)
Purchase of treasury stock	—	(29,656)
Payments of debt issuance costs	—	(2,128)
Increase (decrease) in overdraft balances	253	(54)
Dividends paid	(18,846)	(17,602)
Dividends paid to noncontrolling interest	(255)	—
Net cash provided by (used in) financing activities	(110,997)	92,017
Effect of exchange rate changes on cash	496	(1,285)
Net increase (decrease) in cash and cash equivalents	7,335	(4,230)
CASH AND CASH EQUIVALENTS at beginning of period	21,150	21,755
CASH AND CASH EQUIVALENTS at end of period	$28,485	$17,525

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11,749	$5,828
Income taxes	$11,352	$21,837

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended September 30, 2023
(Unaudited)

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total SMP	Non- Controlling Interest	Total
Balance at June 30, 2023	$47,872	$106,529	$572,753	$(7,927)	$(89,554)	$629,673	$10,742	$640,415
Noncontrolling interest in step acquisition	—	—	—	—	—	—	5,273	5,273
Net earnings	—	—	6,659	—	—	6,659	63	6,722
Other comprehensive income, net of tax	—	—	—	(2,292)	—	(2,292)	47	(2,245)
Cash dividends paid	—	—	(6,302)	—	—	(6,302)	—	(6,302)
Stock-based compensation	—	1,529	—	—	81	1,610	—	1,610
Balance at September 30, 2023	$47,872	$108,058	$573,110	$(10,219)	$(89,473)	$629,348	$16,125	$645,473

Three Months Ended September 30, 2022
(Unaudited)

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total SMP	Non- Controlling Interest	Total
Balance at June 30, 2022	$47,872	$109,117	$559,069	$(15,178)	$(99,294)	$601,586	$11,063	$612,649
Net earnings	—	—	8,846	—	—	8,846	52	8,898
Other comprehensive income, net of tax	—	—	—	(3,967)	—	(3,967)	(115)	(4,082)
Cash dividends paid	—	—	(5,780)	—	—	(5,780)	—	(5,780)
Purchase of treasury stock	—	—	—	—	(3,160)	(3,160)	—	(3,160)
Stock-based compensation	—	(4,706)	—	—	6,568	1,862	—	1,862
Balance at September 30, 2022	$47,872	$104,411	$562,135	$(19,145)	$(95,886)	$599,387	$11,000	$610,387

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2023
(Unaudited)

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total SMP	Non- Controlling Interest	Total
Balance at December 31, 2022	$47,872	$105,615	$564,242	$(12,470)	$(95,239)	$610,020	$11,018	$621,038
Noncontrolling interest in step acquisition	—	—	—	—	—	—	5,273	5,273
Net earnings	—	—	27,714	—	—	27,714	152	27,866
Other comprehensive income, net of tax	—	—	—	2,251	—	2,251	(63)	2,188
Cash dividends paid	—	—	(18,846)	—	—	(18,846)	—	(18,846)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(255)	(255)
Stock-based compensation	—	2,427	—	—	2,816	5,243	—	5,243
Employee Stock Ownership Plan	—	16	—	—	2,950	2,966	—	2,966
Balance at September 30, 2023	$47,872	$108,058	$573,110	$(10,219)	$(89,473)	$629,348	$16,125	$645,473

Nine Months Ended September 30, 2022
(Unaudited)

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total SMP	Non- Controlling Interest	Total
Balance at December 31, 2021	$47,872	$105,377	$532,319	$(8,169)	$(75,819)	$601,580	$11,047	$612,627
Net earnings	—	—	47,418	—	—	47,418	129	47,547
Other comprehensive income, net of tax	—	—	—	(10,976)	—	(10,976)	(176)	(11,152)
Cash dividends paid	—	—	(17,602)	—	—	(17,602)	—	(17,602)
Purchase of treasury stock	—	—	—	—	(29,656)	(29,656)	—	(29,656)
Stock-based compensation	—	(1,335)	—	—	7,662	6,327	—	6,327
Employee Stock Ownership Plan	—	369	—	—	1,927	2,296	—	2,296
Balance at September 30, 2022	$47,872	$104,411	$562,135	$(19,145)	$(95,886)	$599,387	$11,000	$610,387

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

Recently Issued Accounting Pronouncements

Standards that are not yet adopted as of September 30, 2023

There are no recently issued accounting pronouncements that have not been adopted as of September 30, 2023 that could have a material impact on our financial statements.

Note 3.   Business Acquisitions and Investments

2023 Increase in Equity Investment

Investment in Foshan GWO YNG SMP Vehicle Climate Control & Cooling Products Co. Ltd.

In April 2014, we formed Foshan GWO YNG SMP Vehicle Climate Control & Cooling Products Co. Ltd. (“Gwo Yng”), a 50/50 joint venture with Gwo Yng Enterprise Co., Ltd., a China-based manufacturer of air conditioner accumulators, filter driers, hose assemblies and switches.  We acquired our 50% interest in the joint venture for approximately $14 million.  In March 2018, we acquired an additional 15% equity interest in the joint venture for RMB 26,475,583 (approximately $4.2 million), thereby increasing our equity interest in the joint venture to 65%.  While we increased our equity interest in the joint venture to 65%, the minority shareholder maintained substantive participating rights that allowed it to participate in certain significant financial and operating decisions that occur in the ordinary course of business.  As a result, we continued to account for our investment in the joint venture under the equity method of accounting.

In July 2023, we acquired an additional 15% equity interest in the joint venture for RMB 27,378,290 (approximately $4 million), thereby increasing our equity interest in Gwo Yng to 80%.  In connection with the transaction, we amended and restated the charter documents of Gwo Yng to remove all minority shareholder substantive participating rights, giving SMP control of Gwo Yng.  As a result, as of the closing date of the transaction, Gwo Yng will be accounted for as a business combination achieved in stages (“a step acquisition”).  Accordingly, commencing on the closing of the transaction, we will report the results of Gwo Yng on a consolidated basis with the minority ownership interest reported as a noncontrolling interest.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
The following table summarizes the allocation of the total step acquisition purchase consideration to the identifiable assets acquired and liabilities assumed based on their fair values (in thousands):

Total purchase consideration (1)		$21,725
Assets acquired and liabilities assumed:
Cash and cash equivalents	$6,779
Receivables	5,912
Inventory	5,945
Other current assets	528
Property, plant and equipment, net	2,924
Operating lease right-of-use assets	4,372
Intangible assets (2)	532
Goodwill	2,208
Long term investments and other assets	7,257
Current liabilities	(6,004)
Noncurrent operating lease liabilities	(3,455)
Subtotal		26,998
Fair value of acquired noncontrolling interest		(5,273)
Total purchase consideration allocated to net assets acquired		$21,725

(1)	Total purchase consideration is the sum of the fair value of the previously held equity investment interest in Gwo Yng of $17.7 million and the cash paid of $4 million for the acquisition of the additional 15% equity ownership interest.
(2)	Intangible assets consists of customer relationships of $0.4 million and capitalized software of $0.1 million.

Intangible assets of $0.4 million consisting of customer relationships will be amortized on a straight-line basis over the estimated useful life of 10 years.  Goodwill of $2.2 million was allocated to the Temperature Control and Engineered Solutions segments in the amounts of $1.7 million and $0.5 million, respectively.  The goodwill reflects relationships, business specific knowledge and the replacement cost of an assembled workforce associated with personal reputations.

Revenues from Gwo Yng included in our consolidated statement of operations from the closing date of our 15% equity increase in July 2023 through September 30, 2023 were not material.

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

Incremental revenues from the acquired Kade business included in our consolidated statement of operations for the three months and nine months ended September 30, 2023 were $1.6 million and $5 million, respectively.

Note 4.   Restructuring and Integration Expenses

The aggregate liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of September 30, 2023 and December 31, 2022 and for the nine months ended September 30, 2023, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2022	$1,521	$—	$1,521
Restructuring and integration costs:
Amounts provided for during 2023 (1)	1,056	327	1,383
Cash payments	(1,285)	(327)	(1,612)
Foreign currency exchange rate changes	(5)	—	(5)
Exit activity liability at September 30, 2023	$1,287	$—	$1,287

(1)
Restructuring and integration expenses incurred during the nine months ended September 30, 2023 consist of $0.5 million in our Vehicle Control segment, $0.8 million in our Temperature Control segment and $0.1 million in our Engineered Solutions segment.

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

Restructuring expenses related to the Cost Reduction Initiative of approximately $1.4 million were incurred during the nine months ended September 30, 2023 consisting of (1) expenses of approximately $1.1 million of employee severance and bonuses related to our product line relocations, and (2) expenses of approximately $0.3 million related to the relocation of machinery and equipment to our manufacturing facilities in Reynosa, Mexico.  Cash payments made of approximately $1.6 million during the nine months ended September 30, 2023 consisted primarily of employee severance and bonus payments related to our product line relocations and sales force reduction.  Additional restructuring costs related to the initiative, and expected to be incurred, are approximately $0.5 million.  We anticipate that the Cost Reduction Initiative will be substantially completed by the end of 2023.

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

Pursuant to these agreements, we sold $260.4 million and $643 million of receivables during the three months and nine months ended September 30, 2023, respectively, and $236.3 million and $610.4 million for the comparable periods in 2022.  Receivables presented at financial institutions and not yet collected as of September 30, 2023 were approximately $12.6 million and remained in our accounts receivable balance as of that date. There were no receivables presented at financial institutions and not yet collected as of December 31, 2022. All receivables sold were reflected as a reduction of accounts receivable in the consolidated balance sheet at the time of sale.  A charge in the amount of $14.6 million and $36.1 million related to the sale of receivables was included in selling, general and administrative expense in our consolidated statements of operations for the three months and nine months ended September 30, 2023, respectively, and $10.6 million and $21.8 million for the comparable periods in 2022.

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
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Note 6.   Inventories

Inventories, which are stated at the lower of cost (determined by means of the first-in, first-out method) and net realizable value, consist of the following:

	September 30, 2023	December 31, 2022
	(In thousands)
Finished goods	$283,002	$324,362
Work in process	15,274	14,099
Raw materials	181,512	190,254
Subtotal	479,788	528,715
Unreturned customer inventories	21,847	19,695
Total inventories	$501,635	$548,410

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

Acquired Intangible Assets

Acquired identifiable intangible assets consist of the following:

	September 30, 2023	December 31, 2022
	(In thousands)

Customer relationships	$159,805	$158,717
Patents, developed technology and intellectual property	14,123	14,123
Trademarks and trade names	8,880	8,880
Non-compete agreements	3,291	3,282
Supply agreements	800	800
Leaseholds	160	160
Total acquired intangible assets	187,059	185,962
Less accumulated amortization (1)	(94,016)	(86,945)
Net acquired intangible assets	$93,043	$99,017

(1)	Applies to all intangible assets, except for trademarks and trade names totaling $2.6 million, which have indefinite useful lives and, as such, are not being amortized.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Total amortization expense for acquired intangible assets was $2.1 million and $6.4 million for each of the three months and nine months ended September 30, 2023 and 2022, respectively. Based on the current estimated useful lives assigned to our intangible assets, amortization expense is estimated to be $2.1 million for the remainder of 2023, $8.5 million in 2024, $8.5 million in 2025, $8.5 million in 2026 and $62.8 million in the aggregate for the years 2027 through 2041.

For information related to identified intangible assets acquired in the Gwo Yng step acquisition and Kade acquisition, see Note 3, “Business Acquisitions and Investments,” of the notes to our consolidated financial statements.

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

The following tables provide quantitative disclosures related to our operating leases and include all operating leases acquired from the date of acquisition (in thousands):

Balance Sheet Information	September 30, 2023	December 31, 2022
Assets
Operating lease right-of-use assets	$99,067	$49,838

Liabilities
Sundry payables and accrued expenses	$15,819	$10,763
Noncurrent operating lease liabilities	88,186	40,709
Total operating lease liabilities	$104,005	$51,472

Weighted Average Remaining Lease Term
Operating leases	8.5 Years	7 Years

Weighted Average Discount Rate
Operating leases	4.7%	3.7%

Expense and Cash Flow Information	Three Months Ended September 30,
	2023	2022
Lease Expense
Operating lease expense (a)	$4,762	$2,817

	Nine Months Ended September 30,
	2023	2022
Lease Expense
Operating lease expense (a)	$11,647	$8,358

Supplemental Cash Flow Information
Cash paid for the amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,212	$8,188
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases (b)	$61,929	$26,206

(a)
Excludes expenses of approximately $1.3 million and $2.6 million for the three and nine months ended September 30, 2023, respectively, and approximately $0.8 million and $1.9 million for the comparable periods in 2022, respectively, related to non-lease components such as maintenance, property taxes, etc., and operating lease expense for leases with an initial term of 12 months or less, which is not material.

(b)
Includes $27.8 million of right-of-use assets related to the lease modification and extension for our distribution center and office in Lewisville, Texas; $26.1 million of right-of-use assets related to the new distribution center in Shawnee, Kansas; and $4.4 million of right-of-use assets obtained in Gwo Yng step-acquisition during the nine months ended September 30, 2023.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Minimum Lease Payments

At September 30, 2023, we are obligated to make minimum lease payments through 2034, under operating leases, which are as follows (in thousands):

2023	$3,697
2024	16,850
2025	15,257
2026	14,021
2027	12,982
Thereafter	66,854
Total lease payments	$129,661
Less: Interest	(25,656)
Present value of lease liabilities	$104,005

Note 9.   Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	September 30, 2023	December 31, 2022
	(In thousands)
Credit facility – term loan due 2027	$93,750	$97,500
Credit facility – revolver due 2027	53,650	142,000
Other	196	120
Total debt	$147,596	$239,620

Current maturities of debt	$52,426	$55,031
Long-term debt	95,170	184,589
Total debt	$147,596	$239,620

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

Term loan and revolver facility borrowings in U.S. Dollars bear interest, at the Company’s election, at a rate per annum equal to Term SOFR plus 0.10% plus an applicable margin, or an alternate base rate plus an applicable margin, where the alternate base rate is the greater of the prime rate, the federal funds effective rate plus 0.50%, and one-month Term SOFR plus 0.10% plus 1.00%. Term loan borrowings were made at one-month Term SOFR. The applicable margin for the term benchmark borrowings ranges from 1.0% to 2.0%, and the applicable margin for alternate base rate borrowings ranges from 0% to 1.0%, in each case, based on the total net leverage ratio of the Company and its restricted subsidiaries.  The Company may select interest periods of one, three or nine months for Term SOFR borrowings.  Interest is payable at the end of the selected interest period, but no less frequently than quarterly.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Outstanding borrowings at September 30, 2023 under the Credit Agreement were $147.4 million, consisting of current borrowings of $52.4 million and long-term debt of $95 million; while outstanding borrowings at December 31, 2022 were $239.5 million, consisting of current borrowings of $55 million and long-term debt of $184.5 million.  Letters of credit outstanding under the Credit Agreement were $2.4 million at both September 30, 2023 and December 31, 2022.

At September 30, 2023, the weighted average interest rate under our Credit Agreement was 5.2%, which consisted of $146 million in borrowings at 5.1% under Term SOFR, adjusted for the impact of the interest rate swap agreement on $100 million of borrowings, and an alternative base rate borrowing of $1.4 million at 9%.  At December 31, 2022, the weighted average interest rate under our Credit Agreement was 5.2%, which consisted of $237 million in borrowings at 5.2% under Term SOFR, adjusted for the impact of the interest rate swap agreement on $100 million of borrowings, and an alternative base rate borrowing of $2.5 million at 8%.  During the nine months ended September 30, 2023, our average daily alternative base rate loan balance was $0.1 million, compared to a balance of $7.5 million for the nine months ended September 30, 2022 and a balance of $5.6 million for the year ended December 31, 2022.

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

Polish Overdraft Facility

In October 2022, our Polish subsidiary, SMP Poland sp. z.o.o., amended its overdraft facility with HSBC Continental Europe (Spolka Akcyjna) Oddzial w Polsce to provide for borrowings under the facility in Euros and U.S. Dollars. Under the amended terms, the overdraft facility provides for borrowings of up to Zloty 30 million (approximately $6.9 million) if borrowings are solely in Zloty, or up to 85% of the Zloty 30 million limit (approximately $5.8 million) if borrowings are in Euros and/or U.S. Dollars. The overdraft facility has an initial maturity date in December 2022, with automatic three-month renewals until June 2027, subject to cancellation by either party, at its sole discretion, at least 30 days prior to the commencement of the three-month renewal period. Borrowings under the amended overdraft facility will bear interest at a rate equal to (1) the one month Warsaw Interbank Offered Rate (“WIBOR”) + 1.5% for borrowings in Polish Zloty, (2) the one month Euro Interbank Offered Rate (“EURIBOR”) + 1.5% for borrowings in Euros, and (3) the Mid-Point of the Fed Target Range + 1.75% for borrowings in U.S. Dollars.  Borrowings under the overdraft facility are guaranteed by Standard Motor Products, Inc., the ultimate parent company.  There were no borrowings outstanding under the overdraft facility at both September 30, 2023 and December 31, 2022.

Maturities of Debt

As of September 30, 2023, maturities of debt through 2027, assuming no prepayments, are as follows (in thousands):

	Revolving Credit Facility	Term Loan Facility	Polish Overdraft Facility and Other Debt	Total
Remainder of 2023	$—	$1,250	$7	$1,257
2024	—	5,000	25	5,025
2025	—	5,000	28	5,028
2026	—	7,500	44	7,544
2027	53,650	75,000	92	128,742
Total	$53,650	$93,750	$196	$147,596
Less: current maturities	(47,400)	(5,000)	(26)	(52,426)
Long-term debt	$6,250	$88,750	$170	$95,170

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Deferred Financing Costs

We have deferred financing costs of approximately $1.7 million and $2.1 million as of September 30, 2023 and December 31, 2022, respectively.  Deferred financing costs are related to our term loan and revolving credit facilities. Deferred financing costs as of September 30, 2023, assuming no prepayments, are being amortized in the amounts of $0.1 million for the remainder of 2023, $0.5 million in 2024, $0.5 million in 2025, $0.5 million in 2026 and $0.1 million in 2027.

Note 10.  Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income by Component (in thousands)

	Three Months Ended September 30, 2023
	Foreign Currency Translation	Unrecognized Postretirement Benefit Costs (Credit)	Unrealized derivative gains (losses)		Total
Balance at June 30, 2023 attributable to SMP	$(12,234)	$30	$4,277		$(7,927)
Other comprehensive income before reclassifications	(3,997)	—	2,194	(1)	(1,803)
Amounts reclassified from accumulated other comprehensive income	—	(3)	(486)		(489)
Other comprehensive income, net	(3,997)	(3)	1,708		(2,292)
Balance at September 30, 2023 attributable to SMP	$(16,231)	$27	$5,985		$(10,219)

	Nine Months Ended September 30, 2023
	Foreign Currency Translation	Unrecognized Postretirement Benefit Costs (Credit)	Unrealized derivative gains (losses)		Total
Balance at December 31, 2022 attributable to SMP	$(16,330)	$37	$3,823		$(12,470)
Other comprehensive income before reclassifications	99	—	3,417	(1)	3,516
Amounts reclassified from accumulated other comprehensive income	—	(10)	(1,255)		(1,265)
Other comprehensive income, net	99	(10)	2,162		2,251
Balance at September 30, 2023 attributable to SMP	$(16,231)	$27	$5,985		$(10,219)

(1)
Consists of the unrecognized gain relating to the change in fair value of the cash flow interest rate hedge of $2.3 million ($1.7 million, net of tax) and $3 million ($2.2 million, net of tax) in the three months and nine months ended September 30, 2023, respectively, plus cash receipts of $0.6 million ($0.5 million, net of tax) and $1.7 million ($1.2 million, net of tax) in the three months and nine months ended September 30, 2023, respectively.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Reclassifications Out of Accumulated Other Comprehensive Income (in thousands)

	Three Months Ended	Nine Months Ended
Details About Accumulated Other Comprehensive Income Components	September 30, 2023	September 30, 2023
Derivative cash flow hedge:
Unrecognized gain (loss) (1)	$(657)	$(1,696)
Postretirement Benefit Plans:
Unrecognized gain (loss) (2)	(5)	(16)
Total before income tax	(662)	(1,712)
Income tax expense	(173)	(447)
Total reclassifications attributable to SMP	$(489)	$(1,265)

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

Our restricted and performance-based share activity was as follows for the nine months ended September 30, 2023:

	Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2022	880,829	$31.79
Granted	6,000	31.63
Vested	(58,978)	32.49
Forfeited	(5,200)	36.63
Balance at September 30, 2023	822,651	$31.74

We recorded compensation expense related to restricted shares and performance-based shares of $4.9 million ($3.7 million, net of tax) and $5.7 million ($4.2 million, net of tax) for the nine months ended September 30, 2023 and 2022, respectively. The unamortized compensation expense related to our restricted and performance-based shares was $9.6 million at September 30, 2023, and is expected to be recognized as they vest over a weighted average period of 3.79 years and 0.58 years for employees and directors, respectively.

Note 12.  Employee Benefits

We provide certain medical and dental care benefits to 14 former U.S. union employees. The postretirement medical and dental benefit obligation to the former union employees as of September 30, 2023, and the related net periodic benefit cost for the plan for the three and nine months ended September 30, 2023 and 2022 were not material.

We maintain a defined contribution Supplemental Executive Retirement Plan for key employees.  Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees.  In March 2023, we made company contributions to the plan of $0.8 million related to calendar year 2022.

We also have an Employee Stock Ownership Plan for employees who are not covered by a collective bargaining agreement.  In connection therewith, we maintain an employee benefits trust to which we contribute shares of treasury stock.  We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under the plan. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released.  The trustees will vote the shares in accordance with their fiduciary duties.  During the nine months ended September 30, 2023, we contributed to the trust an additional 72,800 shares from our treasury and released 72,800 shares from the trust leaving 200 shares remaining in the trust as of September 30, 2023.

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

In June 2022, we entered into a seven year interest rate swap agreement with a notional amount of $100 million that is to mature in May 2029.  The interest rate swap agreement has been designated as a cash flow hedge of interest payments on $100 million of borrowings under our Credit Agreement. Under the terms of the swap agreement, we will receive monthly variable interest payments based on one month Term SOFR and will pay interest based upon a fixed rate of 2.683% per annum, adjusted upward for the credit spread adjustment in the Credit Agreement of 0.10% and the loan margin in the Credit Agreement of 1.50% at September 30, 2023.

The fair value of the interest rate swap agreement as of September 30, 2023 and December 31, 2022 was an asset of $8.1 million and $5.2 million, respectively, which has been deferred and recorded in accumulated other comprehensive income, net of income taxes, in our consolidated balance sheet. When the interest expense on the underlying borrowing is recognized, the deferred gain/loss in accumulated other comprehensive income is recorded in earnings as interest expense in the consolidated statements of operations. We plan to perform quarterly hedge effectiveness assessments, and anticipate that the interest rate swap will be highly effective throughout its term.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
The following is a summary of the estimated fair values, carrying amounts, and classification under the fair value hierarchy of our financial instruments at September 30, 2023 and December 31, 2022 (in thousands):

		September 30, 2023		December 31, 2022
	Fair Value Hierarchy	Fair Value	Carrying Amount	Fair Value	Carrying Amount

Cash and cash equivalents (a)	LEVEL 1/2	$28,485	$28,485	$21,150	$21,150
Deferred compensation	LEVEL 1	22,088	22,088	20,190	20,190
Short term borrowings	LEVEL 1	52,426	52,426	55,031	55,031
Long-term debt	LEVEL 1	95,170	95,170	184,589	184,589
Cash flow interest rate swap	LEVEL 2	8,102	8,102	5,174	5,174
Long-term investments	LEVEL 2	7,048	7,048	—	—

(a)
As of September 30, 2023 cash and cash equivalents consist of cash of $25.5 million and cash equivalents of $3 million, which are classified as Level 1 and Level 2, respectively, under the fair value hierarchy. Cash and cash equivalents at December 31, 2022 consists solely of cash of $21.2 million, which is classified as Level 1 under the fair value hierarchy.

Cash equivalents consist of certificates of deposit with original maturities of 3 months, or less. These securities are accounted for as held-to-maturity and recorded at amortized cost, which approximates their fair values at September 30, 2023. The fair value of the underlying assets held by the deferred compensation plan are based on the quoted market prices of the underlying funds which are held by registered investment companies. The carrying value of our variable rate short-term borrowings and long-term debt under our credit facilities approximates fair value as the variable interest rates in the facilities reflect current market rates. The fair value of our cash flow interest rate swap agreement is obtained from an independent third party, is based upon market quotes, and represents the net amount required to terminate the interest rate swap, taking into consideration market rates and counterparty credit risk. Long-term investments consist of certificates of deposit with original maturities in excess of 3 months. These securities are accounted for as held-to-maturity and recorded at amortized cost, which approximates their fair values at September 30, 2023.

Note 15.  Earnings Per Share

The following are reconciliations of the net earnings attributable to SMP and the shares used in calculating basic and dilutive net earnings per common share attributable to SMP (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Earnings Attributable to SMP -
Earnings from continuing operations	$24,859	$23,140	$55,915	$64,494
Loss from discontinued operations	(18,200)	(14,294)	(28,201)	(17,076)
Net earnings attributable to SMP	$6,659	$8,846	$27,714	$47,418

Basic Net Earnings Per Common Share Attributable to SMP -
Earnings from continuing operations per common share	$1.14	$1.08	$2.58	$2.97
Loss from discontinued operations per common share	(0.83)	(0.67)	(1.30)	(0.79)
Net earnings per common share attributable to SMP	$0.31	$0.41	$1.28	$2.18

Weighted average common shares outstanding	21,727	21,427	21,676	21,719

Diluted Net Earnings Per Common Share Attributable to SMP -
Earnings from continuing operations per common share	$1.12	$1.06	$2.52	$2.91
Loss from discontinued operations per common share	(0.82)	(0.66)	(1.27)	(0.77)
Net earnings per common share attributable to SMP	$0.30	$0.40	$1.25	$2.14

Weighted average common shares outstanding	21,727	21,427	21,676	21,719
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock and performance-based stock	527	421	522	434
Weighted average common shares outstanding – Diluted	22,254	21,848	22,198	22,153

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
The shares listed below were not included in the computation of diluted net earnings per common share attributable to SMP because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Restricted and performance-based shares	242	299	273	281

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
The following tables show our net sales and operating income for each reportable operating segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net Sales (a)
Vehicle Control	$190,937	$197,699	$559,303	$560,734
Temperature Control	123,643	117,421	293,123	296,116
Engineered Solutions	71,833	66,253	215,090	206,766
Other	—	—	—	—
Consolidated	$386,413	$381,373	$1,067,516	$1,063,616

Operating Income
Vehicle Control	$18,071	$21,151	$54,719	$57,554
Temperature Control	13,054	13,389	20,938	28,074
Engineered Solutions	7,254	3,302	19,064	14,699
Other	(3,573)	(4,227)	(11,991)	(11,904)
Consolidated	$34,806	$33,615	$82,730	$88,423

(b)	There are no intersegment sales among our Vehicle Control, Temperature Control and Engineered Solutions operating segments.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
The following table summarizes consolidated net sales by major product group within each operating segment for the three months and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Vehicle Control
Engine Management (Ignition, Emissions and Fuel Delivery)	$113,188	$117,750	$342,860	$338,480
Electrical and Safety	62,049	63,867	166,720	173,178
Wire Sets and Other	15,700	16,082	49,723	49,076
Total Vehicle Control	190,937	197,699	559,303	560,734

Temperature Control
AC System Components	96,794	90,341	216,995	219,323
Other Thermal Components	26,849	27,080	76,128	76,793
Total Temperature Control	123,643	117,421	293,123	296,116

Engineered Solutions
Commercial Vehicle	16,253	19,299	62,852	60,253
Construction/Agriculture	13,643	10,971	34,541	33,177
Light Vehicle	24,667	21,409	71,181	70,523
All Other	17,270	14,574	46,516	42,813
Total Engineered Solutions	71,833	66,253	215,090	206,766

Other	—	—	—	—

Total	$386,413	$381,373	$1,067,516	$1,063,616

Geographic Area

We sell our line of products primarily in the United States, with additional sales in Canada, Mexico, Europe, Asia and Latin America.  Sales are attributed to countries based upon the location of the customer.  Our sales are substantially denominated in U.S. dollars.

The following tables provide disaggregation of net sales information by geographic area within each operating segment for the three months and nine months ended September 30, 2023 and 2022 (in thousands):

Three months ended September 30, 2023	Vehicle Control	Temperature Control	Engineered Solutions	Other	Total
Geographic Area:
United States	$171,188	$116,684	$41,835	$—	$329,707
Canada	9,440	6,501	8,586	—	24,527
Europe	174	—	14,971	—	15,145
Mexico	8,968	29	1,311	—	10,308
Asia	132	367	4,416	—	4,915
Other foreign	1,035	62	714	—	1,811
Total	$190,937	$123,643	$71,833	$—	$386,413

Three months ended September 30, 2022	Vehicle Control	Temperature Control	Engineered Solutions	Other	Total
Geographic Area:
United States	$180,323	$112,387	$47,628	$—	$340,338
Canada	10,342	4,763	5,105	—	20,210
Europe	94	9	9,304	—	9,407
Mexico	6,154	114	1,109	—	7,377
Asia	56	—	2,432	—	2,488
Other foreign	730	148	675	—	1,553
Total	$197,699	$117,421	$66,253	$—	$381,373

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Nine months ended September 30, 2023	Vehicle Control	Temperature Control	Engineered Solutions	Other	Total
Geographic Area:
United States	$502,798	$278,354	$130,606	$—	$911,758
Canada	26,604	14,182	19,950	—	60,736
Europe	620	—	44,969	—	45,589
Mexico	25,734	47	5,117	—	30,898
Asia	282	387	12,743	—	13,412
Other foreign	3,265	153	1,705	—	5,123
Total	$559,303	$293,123	$215,090	$—	$1,067,516

Nine months ended September 30, 2022	Vehicle Control	Temperature Control	Engineered Solutions	Other	Total
Geographic Area:
United States	$512,477	$282,903	$144,828	$—	$940,208
Canada	26,255	12,351	12,550	—	51,156
Europe	462	44	30,885	—	31,391
Mexico	18,237	303	3,399	—	21,939
Asia	214	43	13,398	—	13,655
Other foreign	3,089	472	1,706	—	5,267
Total	$560,734	$296,116	$206,766	$—	$1,063,616

Note 18.  Commitments and Contingencies

Asbestos

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying statement of operations.  When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001, and the amounts paid for settlements, awards of asbestos-related damages, and defense of such claims. At September 30, 2023, approximately 1,430 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through September 30, 2023, the amounts paid for settled claims and awards of asbestos-related damages, including interest, were approximately $72.7 million.  We do not have insurance coverage for the indemnity and defense costs associated with the claims we face.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
In accordance with our policy to perform an annual actuarial evaluation in the third quarter of each year, an actuarial study was performed as of August 31, 2023.  The results of the August 31, 2023 study included an estimate of our undiscounted liability for settlement payments and awards of asbestos-related damages, excluding legal costs, ranging from $84 million to $135.3 million for the period through 2065.  The change from the prior year study, which was as of August 31,2022, was a $15.2 million increase for the low end of the range and a $23.7 million increase for the high end of the range.  The increase in the estimated undiscounted liability from the prior year study at both the low end and high end of the range reflects our actual experience, our historical data and certain assumptions with respect to events that may occur in the future.

Based upon the results of the August 31, 2023 actuarial study, in September 2023 we increased our asbestos liability to $84 million, the low end of the range, and recorded an incremental pre-tax provision of $23.8 million in earnings (loss) from discontinued operations in the accompanying statement of operations.  Future legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operations in the accompanying statement of operations, are estimated, according to the August 31, 2023 study, to range from $53.1 million to $105.2 million for the period through 2065.  Total operating cash outflows related to discontinued operations, which include settlements, awards of asbestos-related damages and legal costs, net of taxes, were $8.7 million and $11 million for the nine months ended September 30, 2023 and 2022, respectively.

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

Other Litigation

In connection with the aforementioned former brake business, we were subject to a legal proceeding alleging a breach of contract claim of the related purchase agreement.  In May 2023, we were found liable for approximately $11 million and, as such, in the second quarter of 2023 we recorded a pre-tax provision of such amount in earnings (loss) from discontinued operations in the accompanying statement of operations.  However, in August 2023, we reached a final settlement of the legal proceeding, in which we reduced our liability to $10.5 million.  In connection therewith, we reduced the pre-tax provision to $10.5 million and recorded a $0.5 million credit in earnings (loss) from discontinued operations in the accompanying statement of operations.  Payment of such claim was made in early October 2023.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Warranties

We generally warrant our products against certain manufacturing and other defects.  These product warranties are provided for specific periods of time of the product depending on the nature of the product.  As of September 30, 2023 and 2022, we have accrued $23.5 million and $30 million, respectively, for estimated product warranty claims included in accrued customer returns.  The accrued product warranty costs are based primarily on historical experience of actual warranty claims.

The following table provides the changes in our product warranties (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Balance, beginning of period	$23,586	$23,766	$19,667	$17,463
Liabilities accrued for current year sales	36,844	35,450	92,684	88,371
Settlements of warranty claims	(36,905)	(29,235)	(88,826)	(75,853)
Balance, end of period	$23,525	$29,981	$23,525	$29,981

Index
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

With over 100 years in business, we are a leader in the industries we serve and a trusted partner for all of our stakeholders.  We manufacture and distribute premium replacement parts for our customers in the automotive aftermarket, and custom-engineered solutions for vehicle control and thermal management products in diversified end markets represented by our Engineered Solutions segment.  We are a global manufacturer with over 6,000 employees (inclusive of temporary and joint venture employees) across 40 manufacturing, distribution and engineering facilities and offices located in North America, Europe and Asia.  We sell our products primarily to automotive aftermarket retailers, warehouse distributors, original equipment manufacturers and original equipment service part operations in the United States, Canada, Europe, Asia, Mexico and other Latin American countries.

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

Index
Vehicle Control is the new name for our Engine Management operating segment.  It includes our core aftermarket business after carving out all non-aftermarket business, which moved to our Engineered Solutions operating segment.  The Vehicle Control segment includes sales from three new major product groups – (1) Ignition, Emissions & Fuel Delivery, which includes the traditional internal combustion engine (ICE) dependent categories; (2) Electrical & Safety, which includes powertrain-neutral vehicle technologies such as electrical switches/relays, safety related products such as anti-lock brake and vehicle speed sensors, tire pressure monitoring, park assist sensors, and advanced driver assistance components; and (3) Wire Sets & Other, which includes spark plug wire sets and other related products, and are product categories we have noted to be in secular decline based upon product life cycle.

Our Temperature Control operating segment remains substantially unchanged, as only a small portion of its business moved to Engineered Solutions, and this legacy aftermarket business segment is poised to benefit from the broader adoption of more complex air conditioning and other thermal systems.  These systems will provide passenger comfort regardless of the vehicles’ powertrain, and are being developed to cool batteries and other products used on electric vehicles.  Segment offerings include sales from thermal products in the aftermarket business under two major product groups – (1) AC System Components, which includes compressors, connecting lines, heat exchangers, and expansion devices; and (2) Other Thermal Components, which includes parts that provide engine, transmission, electric drive motor, and battery temperature management.

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

Engineered Solutions (non-Aftermarket):
Commercial Vehicle
Light Vehicle
Construction & Agriculture
All Other

Index
Overview of Financial Performance

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto. This discussion summarizes the significant factors affecting our results of operations and the financial condition of our business during the three months ended September 30, 2023 and 2022.

	Three Months Ended
	September 30,
(In thousands, except per share data)	2023	2022

Net sales	$386,413	$381,373
Gross profit	114,760	106,784
Gross profit %	29.7%	28%
Operating income	34,806	33,615
Operating income %	9.0%	8.8%
Earnings from continuing operations before income taxes	32,917	31,472
Provision for income taxes	7,995	8,280
Earnings from continuing operations	24,922	23,192
Loss from discontinued operations, net of income taxes	(18,200)	(14,294)
Net earnings	6,722	8,898
Net earnings attributable to noncontrolling interest	63	52
Net earnings attributable to SMP	6,659	8,846
Per share data attributable to SMP – Diluted:
Earnings from continuing operations	$1.12	$1.06
Discontinued operations	(0.82)	(0.66)
Net earnings per common share	$0.30	$0.40

Consolidated net sales for the three months ended September 30, 2023 were $386.4 million, an increase of $5 million, or 1.3%, compared to net sales of $381.4 million in the same period in 2022.  Net sales increased in our Temperature Control and Engineered Solutions operating segments, while net sales in our Vehicle Control operating segment decreased when compared to the comparable period in the prior year.

Vehicle Control’s net sales for the three months ended September 30, 2023 decreased $6.8 million, or 3.4%, to $190.9 million; while Temperature Control’s net sales increased $6.2 million, or 5.3%, to $123.6 million.  The decrease in net sales in our Vehicle Control segment reflects the impact of lower sales to a customer that filed for bankruptcy in the first quarter of 2023, as well as the negative impact in 2023 of customer pipeline orders in the third quarter of 2022 that did not recur in the third quarter of 2023.  Net sales in our Temperature Control segment increased in the third quarter of 2023 as compared to the comparable period in 2022 reflecting the impact of the timing of customer orders.  Customer orders in the first half of 2023 were lower than orders in the same period of 2022, resulting from lower customer demand caused by a rainy spring and cool early summer temperatures across key markets.  As summer temperatures increased, customer demand increased significantly in the third quarter of 2023 resulting in strong third quarter 2023 sales.

Net sales in our Engineered Solutions segment for the three months ended September 30, 2023 increased $5.5 million, or 8.4%, to $71.8 million.  The year-over-year improvement reflects the impact of strong demand and new business wins, and we continue to be optimistic about the long-term growth potential of the complementary markets served in our newly created Engineered Solutions operating segment.

Gross margins as a percentage of net sales increased to 29.7% in the third quarter of 2023 compared to 28% in the third quarter of 2022.  The gross margin percentages increased year-over-year in each of our Vehicle Control, Temperature Control and Engineered Solutions operating segments.  Overall, the consolidated gross margin percentage increase reflects the impact of increased pricing, improved operating performance, higher sales volumes in Temperature Control, and favorable sales mix in Engineered Solutions, which more than offset the lower fixed cost absorption due to lower production levels as we work down our inventory balances, and the weakening of the U.S. dollar on our international operations.  Although all of our operating segments were negatively impacted by ongoing inflationary cost increases in certain raw materials, labor and transportation expenses, we anticipate that our annual cost savings initiatives and ability to pass through higher prices to our customers should continue to offset much of the impact on our gross margins.

Index
Operating margin as a percentage of net sales for the three months ended September 30, 2023 increased slightly to 9% when compared to 8.8% for the same period in 2022.  Included in our operating margin were selling, general and administrative expenses (“SG&A”) of $79.8 million, or 20.6% of net sales for the three months ended September 30, 2023 compared to $73.2 million, or 19.2% of net sales, for the same period in 2022. The $6.6 million increase in SG&A expenses in the third quarter of 2023 as compared to the third quarter of 2022 is principally due to higher interest rate related costs of $4 million incurred in our supply chain financing arrangements.  Excluding the impact of the incremental interest rate costs incurred in our supply chain financing arrangements, SG&A expenses in the third quarter of 2023 were 19.6% of consolidated net sales, slightly higher than the percentage in the comparable prior year period.

Overall, our core automotive aftermarket business remains strong, and we continue to be optimistic about the long-term growth potential of the complementary markets served in our Engineered Solutions operating segment.

New Distribution Facility in Shawnee, Kansas

In May 2023, we signed a lease for a new distribution facility in Shawnee, Kansas with a lease commencement date of July 1, 2023.  The new facility will expand our total distribution network square footage to meet our growing demands in the automotive aftermarket industry.  The new 575,000 square foot facility will replace our current 363,000 square foot facility in Edwardsville, Kansas, and integrate state-of-the-art technologies to deliver improved logistics capabilities, operational efficiencies, as well as enhanced employee, customer and supplier experiences.  The new facility is located just five miles away from our Edwardsville facility, enabling us to retain our existing workforce avoiding the additional costs of hiring and training.  The facility will have a phased opening beginning in early 2025.  We will incur additional costs in 2023 and 2024 during the phase-in period while we operate the two facilities.

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

We have made significant strides with respect to our ESG initiatives, building awareness of the environmental impact of our operations, and challenging ourselves to reduce our impact by reducing our usage of energy and water, reducing our generation of waste, increasing our recycling efforts and reducing our greenhouse gas emissions (“GHG”), with the ambition of achieving net-zero total Scope 1 and Scope 2 GHG emissions by 2050.  With each year, we intend to further our commitment to improving our environmental stewardship and finding ways to give back to our communities. Additional information on our ESG initiatives can be found on our corporate website at smpcorp.com under “Sustainability” (including our most recent sustainability report) and at smpcares.smpcorp.com.  Information on our corporate websites regarding our ESG initiatives are referenced for general information only and are not incorporated by reference in this Report.

Index
Interim Results of Operations

Comparison of the Three Months Ended September 30, 2023 to the Three Months Ended September 30, 2022

Sales.  Consolidated net sales for the three months ended September 30, 2023 were $386.4 million, an increase of $5 million, or 1.3%, compared to $381.4 million in the same period of 2022, with the majority of our net sales to customers located in the United States.  Net sales increased in our Temperature Control and Engineered Solutions operating segments, while net sales in our Vehicle Control operating segment decreased when compared to the comparable period in the prior year.

The following table summarizes consolidated net sales by segment and by major product group within each segment for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended
	September 30,
	2023	2022
Vehicle Control
Engine Management (Ignition, Emissions and Fuel Delivery)	$113,188	$117,750
Electrical and Safety	62,049	63,867
Wire Sets and Other	15,700	16,082
Total Vehicle Control	190,937	197,699

Temperature Control
AC System Components	96,794	90,341
Other Thermal Components	26,849	27,080
Total Temperature Control	123,643	117,421

Engineered Solutions
Commercial Vehicle	16,253	19,299
Construction/Agriculture	13,643	10,971
Light Vehicle	24,667	21,409
All Other	17,270	14,574
Total Engineered Solutions	71,833	66,253

Other	—	—

Total	$386,413	$381,373

Vehicle Control’s net sales for the three months ended September 30, 2023 decreased $6.8 million, or 3.4%, to $190.9 million compared to $197.7 million in the same period of 2022.  The decrease in net sales in our Vehicle Control operating segment reflects the impact of lower sales to a customer that filed for bankruptcy in the first quarter of 2023, as well as the negative impact in 2023 of customer pipeline orders in the third quarter of 2022 that did not recur in the third quarter of 2023.

Temperature Control’s net sales for the three months ended September 30, 2023 increased $6.2 million, or 5.3%, to $123.6 million compared to $117.4 million in the same period of 2022.  The increase in net sales in our Temperature Control segment reflects the impact of the timing of customer orders.  Customer orders in the first half of 2023 were lower than orders in the same period of 2022, resulting from lower customer demand caused by a rainy spring and cool early summer temperatures across key markets.  As summer temperatures increased, customer demand increased significantly in the third quarter of 2023 resulting in strong third quarter 2023 sales.  Overall, full year results at Temperature Control is dependent upon ongoing weather conditions and customer inventory levels.

Engineered Solutions’ net sales for the three months ended September 30, 2023 increased $5.5 million, or 8.4%, to $71.8 million compared to $66.3 million in the same period of 2022.  Overall, net sales in our Engineered Solutions operating segment showed year-over-year improvement driven by strong demand and new business wins, and we continue to be optimistic about the long-term growth potential of the complementary markets served in our newly created Engineered Solutions operating segment.

Index
Gross Margins.  Gross margins, as a percentage of consolidated net sales, increased to 29.7% in the third quarter of 2023, compared to 28% in the third quarter of 2022.  The following table summarizes gross margins by segment for the three months ended September 30, 2023 and 2022, respectively (in thousands):

Three Months Ended September 30,	Vehicle Control	Temperature Control	Engineered Solutions	Other	Total
2023
Net sales	$190,937	$123,643	$71,833	$—	$386,413
Gross margins	60,865	37,785	16,110	—	114,760
Gross margin percentage	31.9%	30.6%	22.4%	—	29.7%

2022
Net sales	$197,699	$117,421	$66,253	$—	$381,373
Gross margins	60,350	35,105	11,329	—	106,784
Gross margin percentage	30.5%	29.9%	17.1%	—	28%

Compared to the third quarter of 2022, gross margins at Vehicle Control increased 1.4 percentage points from 30.5% to 31.9%. Gross margins at Temperature Control increased 0.7 percentage points from 29.9% to 30.6%, and gross margins at Engineered Solutions increased 5.3 percentage points from 17.1% to 22.4%.

The gross margin percentage increase in our Vehicle Control operating segment reflects the positive impact of increased pricing and operating performance, which more than offset higher material and labor costs, as well as the lower fixed cost absorption due to lower production levels than those achieved in the same period in 2022.  The gross margin percentage increase in our Temperature Control operating segment reflects the impact of increased pricing and higher sales volumes; while the gross margin percentage increase at our Engineered Solutions operating segment is driven primarily by favorable customer sales mix and increased pricing.  All of our operating segments were negatively impacted by the ongoing inflationary cost increases in certain raw materials, labor and transportation expenses.  While we anticipate continued margin pressure resulting from inflationary headwinds, we believe that our annual cost savings initiatives coupled with our ability to pass through higher prices to our customers should help to offset much of this impact to our gross margins.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) were $79.8 million, or 20.6% of consolidated net sales, in the third quarter of 2023, as compared to $73.2 million, or 19.2% of consolidated net sales, in the third quarter of 2022.  The $6.6 million increase in SG&A expenses as compared to the third quarter of 2022 is principally due to (1) higher interest rate related costs of $4 million incurred in our supply chain financing arrangements, and (2) higher distribution costs.  Excluding the impact of the incremental interest rate costs incurred in our supply chain financing arrangements, SG&A expenses in the third quarter of 2023 were 19.6% of consolidated net sales, slightly higher than the percentage in the comparable prior year period, primarily due to lower sales volume.

Restructuring and Integration Expenses.  Restructuring and integration expenses were $0.2 million for the three months ended September 30, 2023.  Restructuring and integration expenses incurred in the third quarter of 2023 relate to product line relocations from our Independence, Kansas manufacturing facility and from our St. Thomas, Canada manufacturing facility to our manufacturing facilities in Reynosa, Mexico, as part of our Cost Reduction Initiative announced during the fourth quarter of 2022.  Total restructuring expenses incurred during the three months ended September 30, 2023 related to the initiative of $0.2 million consisted of (1) expenses of approximately $0.1 million consisting of employee severance and bonuses related to our product line relocations, and (2) expenses of approximately $0.1 million related to the relocation of machinery and equipment to our manufacturing facilities in Reynosa, Mexico.  Additional restructuring costs related to the initiative, and expected to be incurred, are approximately $0.5 million.  We anticipate that the Cost Reduction Initiative will be substantially completed by the end of 2023.

Index
Operating Income.  Operating income was $34.8 million, or 9% of consolidated net sales, in the third quarter of 2023, compared to $33.6 million, or 8.8% of consolidated net sales, in the third quarter of 2022.  The year-over-year increase in operating income of $1.2 million is the result of higher net sales and gross margins as a percentage of sales offset, in part, by higher SG&A expenses, consisting primarily of higher interest rate related costs of $4 million incurred in our supply chain financing arrangements, and slightly higher restructuring and integration expenses.

Other Non-Operating Income (Expense), Net.  Other non-operating income, net was $1.7 million in the third quarter of 2023, compared to $1.5 million in the third quarter of 2022.  The year-over-year increase in other non-operating income, net results from the increase in year-over-year equity income from our Foshan FGD SMP Automotive Compressor Co., Ltd. (“FGD”) joint venture, which more than offset the lower year-over-year equity income achieved in our joint ventures other than FGD.  The decline in equity income from our joint ventures other than FGD is due, in part, to lower production levels related to inventory reduction plans, and the impact of our acquisition of an additional 15% equity interest in Gwo Yng.  Commencing in July 2023, on the date of our 15% increase equity interest, the financial results of Gwo Yng were no longer accounted for under the equity method of accounting.  Instead, Gwo Yng’s financial results were reported on a consolidated basis, resulting in lower joint venture equity income.

Interest Expense.  Interest expense is essentially flat at $3.6 million in the third quarter of 2023, compared to $3.7 million in the third quarter of 2022.  Interest expense reflects the impact of higher year-over-year average interest rates on our credit facilities offset by the impact of lower average outstanding borrowings in the third quarter of 2023 when compared to the third quarter of 2022.

Income Tax Provision.  The income tax provision in the third quarter of 2023 was $8 million at an effective tax rate of 24.3% compared to $8.3 million at an effective tax rate of 26.3% for the same period in 2022.  The lower effective tax rate in the third quarter of 2023 compared to the comparable period in 2022 results primarily from the income tax provision impact in 2022 related to the exercise of restricted stock.  The exercise of annual restricted stock grants will occur in the fourth quarter of 2023 rather than in the third quarter as was the case in 2022.

Loss from Discontinued Operations.  Loss from discontinued operations, net of income tax, during the third quarter of 2023 and 2022, reflects information contained in the actuarial studies performed as of August 31, 2023 and 2022, other information available and considered by us, and legal expenses associated with our asbestos related liability.  During the third quarter of 2023 and 2022, the loss from discontinued operations, net of tax was $18.2 million and $14.3 million, respectively. The loss from discontinued operations for the third quarter of 2023 and 2022 includes (1) a $23.8 million and $18.5 million pre-tax provision, respectively, to increase our indemnity liability in line with the August 31, 2023 and 2022 actuarial studies; (2) legal and other administrative expenses, before taxes, of $1.3 million and $0.8 million in the third quarter of 2023 and 2022, respectively, and; (3) a $0.5 million credit, before taxes, in the third quarter of 2023 related the final settlement of a breach of contract legal proceeding.  As discussed more fully in Note 18, “Commitments and Contingencies” in the notes to our consolidated financial statements (unaudited), we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Net Earnings Attributable to Noncontrolling Interest.  Net earnings (loss) attributable to noncontrolling interest relates to the minority shareholders’ interest in our 70% owned joint venture in Hong Kong, with operations in Shanghai and Wuxi, China (“Trombetta Asia, Ltd.”) and, in our 80% ownership in Gwo Yng, commencing in July 2023 upon the completion of our step acquisition.  Net earnings attributable to the noncontrolling interest was $63,000 and $52,000 during the three months ended September 30, 2023 and 2022, respectively.  For additional information on the Gwo Yng step acquisition, see Note 3, “Business Acquisitions and Investments,” in the notes to our consolidated financial statements (unaudited).

Index
Comparison of the Nine Months Ended September 30, 2023 to the Nine Months Ended September 30, 2022

Sales.  Consolidated net sales for the nine months ended September 30, 2023 were $1,067.5 million, an increase of $3.9 million, compared to $1,063.6 million in the same period of 2022, with the majority of our net sales to customers in the United States.  Net sales increased in our Engineered Solutions operating segment, while net sales in our Vehicle Control and Temperature Control operating segments decreased when compared to the comparable period in the prior year.

The following table summarizes consolidated net sales by segment and by major product group within each segment for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended
	September 30,
	2023	2022
Vehicle Control
Engine Management (Ignition, Emissions and Fuel Delivery)	$342,860	$338,480
Electrical and Safety	166,720	173,178
Wire Sets and Other	49,723	49,076
Total Vehicle Control	559,303	560,734

Temperature Control
AC System Components	216,995	219,323
Other Thermal Components	76,128	76,793
Total Temperature Control	293,123	296,116

Engineered Solutions
Commercial Vehicle	62,852	60,253
Construction/Agriculture	34,541	33,177
Light Vehicle	71,181	70,523
All Other	46,516	42,813
Total Engineered Solutions	215,090	206,766

Other	—	—

Total	$1,067,516	$1,063,616

Vehicle Control’s net sales for the nine months ended September 30, 2023 decreased slightly to $559.3 million compared to $560.7 million in the same period of 2022.  Overall, the decrease in net sales in our Vehicle Control operating segment reflects the impact of lower sales to a customer that filed for bankruptcy in the first quarter of 2023, as well as the negative impact in 2023 of customer pipeline orders that occurred in the third quarter of 2022 that did not recur in the third quarter of 2023.

Temperature Control’s net sales for the nine months ended September 30, 2023 decreased slightly to $293.1 million compared to $296.1 million in the same period of 2022.  The lower year-over-year Temperature Control net sales reflects the impact of a slow start to the season caused by a rainy spring and cool early summer temperatures across key markets which negatively impacted first and second quarter 2023 net sales.  After the slow start to the season, demand increased significantly in the third quarter of 2023 as summer temperatures increased. The result was strong third quarter 2023 net sales, which somewhat offset the lower year-over-year first half 2023 results.  Overall, full year results at Temperature Control is dependent upon ongoing weather conditions and customer inventory levels.

Engineered Solutions’ net sales for the nine months ended September 30, 2023 increased $8.3 million, or 4%, to $215.1 million compared to $206.8 million in the same period of 2022.  Overall, net sales in our Engineered Solutions operating segment showed a year-over-year improvement driven by strong demand and new business wins, and we continue to be optimistic about the long-term growth potential of the complementary markets served in our newly created Engineered Solutions operating segment.

Index
Gross Margins.  Gross margins, as a percentage of consolidated net sales, increased to 28.8% in the first nine months of 2023, compared to 27.5% during the same period in 2022.  The following table summarizes gross margins by segment for the nine months ended September 30, 2023 and 2022, respectively (in thousands):

Nine Months Ended September 30,	Vehicle Control	Temperature Control	Engineered Solutions	Other	Total
2023
Net sales	$559,303	$293,123	$215,090	$—	$1,067,516
Gross margins	179,446	83,452	44,398	—	307,296
Gross margin percentage	32.1%	28.5%	20.6%	—	28.8%

2022
Net sales	$560,734	$296,116	$206,766	$—	$1,063,616
Gross margins	169,502	83,908	39,565	—	292,975
Gross margin percentage	30.2%	28.3%	19.1%	—	27.5%

Compared to the first nine months of 2022, gross margins at Vehicle Control increased 1.9 percentage points from 30.2% to 32.1%. Gross margins at Temperature Control increased 0.2 percentage points from 28.3% to 28.5%, and gross margins at Engineered Solutions increased 1.5 percentage points from 19.1% to 20.6%.

The gross margin percentage increase in our Vehicle Control operating segment reflects the positive impact of increased pricing and operating performance, which more than offset increases in material and labor costs, as well as the lower fixed cost absorption due to lower production levels than those achieved in the same period in 2022.  The gross margin percentage increase in our Temperature Control operating segment reflects the impact increased pricing and the higher sales volumes in the third quarter of 2023; while the gross margin percentage increase at our Engineered Solutions operating segment is driven primarily by favorable customer sales mix and increased pricing.  All of our operating segments were negatively impacted by the ongoing inflationary cost increases in certain raw materials, labor and transportation expenses.  While we anticipate continued margin pressure resulting from inflationary headwinds, we believe that our annual cost savings initiatives coupled with our ability to pass through higher prices to our customers should help to offset much of this impact to our gross margins.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) were $223.3 million, or 20.9% of consolidated net sales, in the first nine months of 2023, as compared to $204.6 million, or 19.2% of consolidated net sales in the first nine months of 2022.  The $18.7 million increase in SG&A expenses as compared to the first nine months of 2022 is principally due to (1) higher interest rate related costs of $14.3 million incurred in our supply chain financing arrangements, and (2) higher distribution costs.  Excluding the impact of the incremental interest rate costs incurred in our supply chain financing arrangements, SG&A expenses in the nine months of 2023 were 19.6% of consolidated net sales, slightly higher than the percentage in the comparable prior year period.

Restructuring and Integration Expenses.  Restructuring and integration expenses were $1.4 million in nine months ended September 30, 2023 compared to $44,000 in the comparable period of 2022.  Restructuring and integration expenses incurred in the first nine months of 2023 relate to product line relocations from our Independence, Kansas manufacturing facility and from our St. Thomas, Canada manufacturing facility to our manufacturing facilities in Reynosa, Mexico, as part of our Cost Reduction Initiative announced during the fourth quarter of 2022.  Total restructuring expenses incurred during the nine months ended September 30, 2023 related to the initiative of $1.4 million consisted of (1) expenses of approximately $1.1 million consisting of employee severance and bonuses related to our product line relocations, and (2) expenses of approximately $0.3 million related to the relocation of machinery and equipment to our manufacturing facilities in Reynosa, Mexico.  Additional restructuring costs related to the initiative and expected to be incurred, are approximately $0.5 million.  We anticipate that the Cost Reduction Initiative will be substantially completed by the end of 2023.

Index
Operating Income.  Operating income was $82.7 million, or 7.7% of consolidated net sales, in the nine months ended September 30, 2023, compared to $88.4 million, or 8.3% of consolidated net sales, in the nine months ended September 30, 2022.  The year-over-year decrease in operating income of $5.7 million is the result of higher SG&A expenses, consisting primarily of higher interest rate related costs of $14.3 million incurred in our supply chain financing arrangements, and higher restructuring and integration expenses offset, in part, by higher net sales and gross margins as a percentage of sales.

Other Non-Operating Income (Expense), Net.  Other non-operating income, net was $2.8 million in the first nine months of 2023, compared to $4.9 million in the first nine months of 2022.  The year-over-year decrease in other non-operating income, net results from the decrease in year-over-year equity income from our joint ventures, and the unfavorable impact of changes in foreign currency exchange rates.  The decline in equity income from our joint ventures is due, in part, to lower production levels related to inventory reduction plans, and the impact of our acquisition of an additional 15% equity interest in Gwo Yng.  Commencing in July 2023, on the date of our 15% increase equity interest, the financial results of Gwo Yng were no longer accounted for under the equity method of accounting.  Instead, Gwo Yng’s financial results were reported on a consolidated basis, resulting in lower joint venture equity income.

Interest Expense.  Interest expense increased to $10.8 million in the first nine months of 2023, compared to $6.3 million for the same period in 2022.  The year-over-year increase in interest expense reflects the impact of higher year-over-year average interest rates on our credit facilities when compared to the first nine months of 2022.

Income Tax Provision.  The income tax provision for the nine months ended September 30, 2023 was $18.7 million at an effective tax rate of 25%, compared to $22.4 million at an effective tax rate of 25.7% for the same period in 2022.  The lower effective tax rate in the nine months ended September 30, 2023 compared to the comparable period in 2022 results primarily from the income tax provision impact in 2022 related to the exercise of restricted stock in the third quarter of 2022.  The exercise of annual restricted stock grants will occur in the fourth quarter of 2023 rather than in the third quarter as was the case in 2022.

Loss from Discontinued Operations.  Loss from discontinued operations, net of income tax, during the nine months ended September 30, 2023 and 2022, reflects information contained in the actuarial studies performed as of August 31, 2023 and 2022, other information available and considered by us, and legal expenses associated with our asbestos related liability.  During the first nine months of 2023 and 2022, the loss from discontinued operations, net of tax was $28.2 million and $17.1 million, respectively.  The loss from discontinued operations for the nine months ended September 30, 2023 and 2022 includes (1) a $23.8 million and $18.5 million pre-tax provision, respectively, to increase our indemnity liability in line with the August 31, 2023 and 2022 actuarial studies; (2) legal and other administrative expenses, before taxes, of $3.8 million and $4.6 million for the nine months ended September 30, 2023 and 2022, respectively, and; (3) a $10.5 million pre-tax provision for the nine months ended September 30, 2023 related to a breach of contract legal proceeding.  As discussed more fully in Note 18, “Commitments and Contingencies” in the notes to our consolidated financial statements (unaudited), we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Net Earnings Attributable to Noncontrolling Interest.  Net earnings (loss) attributable to noncontrolling interest relates to the minority shareholders’ interest in our 70% owned joint venture in Hong Kong, with operations in Shanghai and Wuxi, China (“Trombetta Asia, Ltd.”) and, in our 80% ownership in Gwo Yng, commencing in July 2023 upon the completion of our step acquisition.  Net earnings attributable to the noncontrolling interest was $152,000 and $129,000 during the nine months ended September 30, 2023 and 2022, respectively.  For additional information on the Gwo Yng step acquisition, see Note 3, “Business Acquisitions and Investments,” in the notes to our consolidated financial statements (unaudited).

Index
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

	September 30,		December 31,
(In thousands)	2023	2022	2022

Operating cash flows	$132,893	$(75,475)
Total debt	$147,596	$269,536	$239,620
Cash and cash equivalents	28,485	17,525	21,150
Net debt	$119,111	$252,011	$218,470
Remaining borrowing capacity	$343,981	$227,881	$255,631
Total liquidity	372,466	245,406	276,781

Operating Activities. During the first nine months of 2023, cash provided by operating activities was $132.9 million compared to cash used in operating activities of $75.5 million in the same period of 2022. The increase in cash provided by operating activities resulted primarily from the smaller year-over-year increase in accounts receivable, the decrease in inventories compared to an increase in inventories in the prior year, the increase in accounts payable compared to a decrease in accounts payable in the prior year, the decrease in prepaid expenses and other current assets compared to an increase in prepaid expenses and other current assets in the prior year, and the larger year-over-year increase in sundry payables and accrued expenses offset, in part, by the decrease in net earnings.

Net earnings during the first nine months of 2023 were $27.9 million compared to $47.5 million in the first nine months of 2022.  During the first nine months of 2023, (1) the increase in accounts receivable was $38.9 million compared to the year-over-year increase in accounts receivable of $51.9 million in 2022; (2) the decrease in inventories was $54.3 million compared to the year-over-year increase in inventories of $75.3 million in 2022; (3) the increase in accounts payable was $15.9 million compared to the year-over-year decrease in accounts payable of $31.8 million in 2022; (4) the decrease in prepaid expenses and other current assets was $2.9 million compared to the year-over-year increase in prepaid expenses and other current assets of $6.3 million in 2022; and (5) the increase in sundry payables and accrued expenses was $12.3 million compared to the year-over-year increase in sundry payables and accrued expenses of $3.8 million in 2022.

During the third quarter and first nine months of 2023, we generated operating cash flow of $93.5 million and $132.9 million, respectively, by reducing our inventory to more normalized levels while actively managing our accounts receivable and accounts payable.  We will continue to manage our working capital to maximize our operating cash flow.

Investing Activities.  Cash used in investing activities was $15.1 million in the first nine months of 2023, compared to $19.5 million in the same period of 2022.  Investing activities during the first nine months of 2023 consisted of (1) the payment of $4 million for our acquisition of an additional 15% equity interest in Foshan GWO YNG SMP Vehicle Climate Control & Cooling Products Co., Ltd. (“Gwo Yng”) and (2) capital expenditures of $18 million offset, in part, by cash acquired of $6.8 million in the Gwo Yng step acquisition.  Investing activities during the first nine months of 2022 consisted of capital expenditures of $19.5 million.

Index
Financing Activities.  Cash used in financing activities was $111 million in the first nine months of 2023 as compared to cash provided by financing activities of $92 million in the same period of 2022. During the first nine months of 2023, we (1) reduced our borrowings under our Credit Agreement by $92.1 million; and (2) paid dividends of $18.8 million.  Cash provided by our operating activities was used to reduce our borrowings under our Credit Agreement, fund our investing activities and pay dividends.

In June 2022, we entered into a new credit agreement with JPMorgan Chase Bank, N.A., as agent. The new credit agreement provides for a $500 million credit facility comprised of a $100 million term loan facility and a $400 million revolving credit facility.  During the first nine months of 2022, we (1) increased our borrowings under our credit facilities by $143.2 million; (2) repaid $1.7 million of other debt and lease obligations: (3) made cash payments of $2.1 million for debt issuance costs in connection with our refinancing; (4) made cash payments for the repurchase of shares of our common stock of $29.7 million; and (5) paid dividends of $17.6 million.  Cash provided by borrowings under our credit facilities were used to fund our operating activities, investing activities, payment of debt issuance costs, purchase shares of our common stock and pay dividends.

Dividends of $18.8 million and $17.6 million were paid in 2023 and 2022, respectively.  In February 2023, our Board of Directors voted to increase our quarterly dividend from $0.27 per share in 2022 to $0.29 per share in 2023.

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

Index
Term loan and revolver facility borrowings in U.S. Dollars bear interest, at the Company’s election, at a rate per annum equal to Term SOFR plus 0.10% plus an applicable margin, or an alternate base rate plus an applicable margin, where the alternate base rate is the greater of the prime rate, the federal funds effective rate plus 0.50%, and one-month Term SOFR plus 0.10% plus 1.00%. Term loan borrowings were made at one-month Term SOFR.  The applicable margin for the term benchmark borrowings ranges from 1.0% to 2.0%, and the applicable margin for alternate base rate borrowings ranges from 0% to 1.0%, in each case, based on the total net leverage ratio of the Company and its restricted subsidiaries.  The Company may select interest periods of one, three or nine months for Term SOFR borrowings.  Interest is payable at the end of the selected interest period, but no less frequently than quarterly.
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

Outstanding borrowings at September 30, 2023 under the Credit Agreement were $147.4 million, consisting of current borrowings of $52.4 million and long-term debt of $95 million; while outstanding borrowings at December 31, 2022 were $239.5 million, consisting of current borrowings of $55 million and long-term debt of $184.5 million.  Letters of credit outstanding under the Credit Agreement were $2.4 million at both September 30, 2023 and December 31, 2022.

At September 30, 2023, the weighted average interest rate under our Credit Agreement was 5.2%, which consisted of $146 million in borrowings at 5.1% under Term SOFR, adjusted for the impact of the interest rate swap agreement on $100 million of borrowings, and an alternative base rate borrowing of $1.4 million at 9%.  At December 31, 2022, the weighted average interest rate under our Credit Agreement was 5.2%, which consisted of $237 million in borrowings at 5.2% under Term SOFR, adjusted for the impact of the interest rate swap agreement on $100 million of borrowings, and an alternative base rate borrowing of $2.5 million at 8%.  During the nine months ended September 30, 2023, our average daily alternative base rate loan balance was $0.1 million, compared to a balance of $7.5 million for the nine months ended September 30, 2022 and a balance of $5.6 million for the year ended December 31, 2022.

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

In October 2022, our Polish subsidiary, SMP Poland sp. z.o.o., amended its overdraft facility with HSBC Continental Europe (Spolka Akcyjna) Oddzial w Polsce to provide for borrowings under the facility in Euros and U.S. Dollars. Under the amended terms, the overdraft facility provides for borrowings of up to Zloty 30 million (approximately $6.9 million) if borrowings are solely in Zloty, or up to 85% of the Zloty 30 million limit (approximately $5.8 million) if borrowings are in Euros and/or U.S. Dollars. The overdraft facility has an initial maturity date in December 2022, with automatic three-month renewals until June 2027, subject to cancellation by either party, at its sole discretion, at least 30 days prior to the commencement of the three-month renewal period. Borrowings under the amended overdraft facility will bear interest at a rate equal to (1) the one month Warsaw Interbank Offered Rate (“WIBOR”) + 1.5% for borrowings in Polish Zloty, (2) the one month Euro Interbank Offered Rate (“EURIBOR”) + 1.5% for  borrowings in Euros, and (3) the Mid-Point of the Fed Target Range + 1.75% for borrowings in U.S. Dollars.  Borrowings under the overdraft facility are guaranteed by Standard Motor Products, Inc., the ultimate parent company.  There were no borrowings outstanding under the overdraft facility at both September 30, 2023 and December 31, 2022.

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

Index
Pursuant to these agreements, we sold $260.4 million and $643 million of receivables during the three months and nine months ended September 30, 2023, respectively, and $236.3 million and $610.4 million for the comparable periods in 2022.  Receivables presented at financial institutions and not yet collected as of September 30, 2023 were approximately $12.6 million and remained in our accounts receivable balance as of that date.  There were no receivables presented at financial institutions and not yet collected as of December 31, 2022.  All receivables sold were reflected as a reduction of accounts receivable in the consolidated balance sheet at the time of sale.  A charge in the amount of $14.6 million and $36.1 million related to the sale of receivables was included in selling, general and administrative expense in our consolidated statements of operations for the three months and nine months ended September 30, 2023, respectively, and $10.6 million and $21.8 million for the comparable periods in 2022.

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

Material Cash Commitments

Material cash commitments as of September 30, 2023 consist of required cash payments to service our outstanding borrowings of $147.4 million under our Credit Agreement with JPMorgan Chase Bank, N.A., as agent, and the future minimum cash requirements of $129.7 million through 2034 under operating leases.  All of our other cash commitments as of September 30, 2023 are not material.  For additional information related to our material cash commitments, see Note 8, “Leases,” and Note 9, “Credit Facilities and Long-Term Debt,” in the notes to our consolidated financial statements (unaudited).

We anticipate that our cash flow from operations, available cash, and available borrowings under our Credit Agreement will be adequate to meet our future liquidity needs for at least the next twelve months.  Significant assumptions underlie this belief, including, among other things, that we will be able to mitigate the future impact, if any, of disruptions in the supply chain, Russia’s invasion of the Ukraine and resultant sanctions imposed by the U.S. and other governments, the geo-political impact of U.S. relations with China, future increases in interest rates, and significant inflationary cost increases in raw materials, labor and transportation that we are unable to pass through our customers, macroeconomic uncertainty, and that there will be no material adverse developments in our business, liquidity or capital requirements.  If material adverse developments were to occur in any of these areas, there can be no assurance that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our Credit Agreement in amounts sufficient to enable us to pay the principal and interest on our indebtedness, or to fund our other liquidity needs.  In addition, if we default on any of our indebtedness, or breach any financial covenant in our Credit Agreement, our business could be adversely affected.

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

Exchange Rate Risk

We have exchange rate exposure primarily with respect to the Canadian Dollar, the Euro, the British Pound, the Polish Zloty, the Hungarian Forint, the Mexican Peso, the Taiwan Dollar, the Chinese Yuan Renminbi and the Hong Kong Dollar.  As of September 30, 2023 and December 31, 2022, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore, the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the incremental effect of such a change on our foreign currency denominated revenues.

Interest Rate Risk

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To reduce our market risk to changes in interest rates on our variable rate borrowings, and to manage a portion of our exposure to changes in interest rates, we occasionally enter into interest rate swap agreements.

In June 2022, we entered into a seven year interest rate swap agreement with a notional amount of $100 million that is to mature in May 2029.  The interest rate swap agreement has been designated as a cash flow hedge of interest payments on $100 million of borrowings under our Credit Agreement. Under the terms of the swap agreement, we will receive monthly variable interest payments based on one month Term SOFR and will pay interest based upon a fixed rate of 2.683% per annum, adjusted upward for the credit spread adjustment in the Credit Agreement of 0.10% and the loan margin in the Credit Agreement of 1.50% at September 30, 2023.

Index
As of September 30, 2023, we had approximately $147.4 million of outstanding borrowings under our Credit Agreement, of which approximately $47.4 million bears interest at variable rates of interest and $100 million bears interest at fixed rates, after consideration of the interest rate swap agreement entered into in June 2022.  Additionally, we invest our excess cash in highly liquid short-term investments. Based upon our current level of borrowings under our facilities and our excess cash, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate may have an approximate $0.2 million annualized negative impact on our earnings or cash flows.

In addition, we are party to several supply chain financing arrangements, in which we may sell certain of our customers’ trade accounts receivable to such customers’ financial institutions.  We sell our undivided interests in certain of these receivables at our discretion when we determine that the cost of these arrangements is less than the cost of servicing our receivables with existing debt.  During the three months and nine months ended September 30, 2023, we sold $260.4 million and $643 million of receivables, respectively.  Depending upon the level of sales of receivables pursuant these agreements, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the margin rate may have an approximate $2.6 million and $6.4 million negative impact on our earnings or cash flows during the three months and nine months ended September 30, 2023, respectively.  The charge related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations.

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

During the quarter ended September 30, 2023, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  We review, document and test our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control – Integrated Framework.  We may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts may lead to various changes in our internal control over financial reporting.

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

STANDARD MOTOR PRODUCTS, INC.
(Registrant)

Date: October 27, 2023	/s/ Nathan R. Iles
Nathan R. Iles
Chief Financial Officer
(Principal Financial and
Accounting Officer)