Form 10-K
period 2023-12-31
STANDARD MOTOR PRODUCTS, INC.
filed 2024-02-22
CIK 93389

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.      ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☑

The aggregate market value of the voting common stock based on the closing price on the New York Stock Exchange on June 30, 2023 (the last business day of registrant’s most recently completed second fiscal quarter) of $37.52 per share held by non-affiliates of the registrant was $737,570,524.  For purposes of the foregoing calculation only, all directors and officers have been deemed to be affiliates, but the registrant disclaims that any of such are affiliates.

As of February 20, 2024, there were 21,918,729 outstanding shares of the registrant’s common stock, par value $2.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report is incorporated herein by reference from the registrant’s definitive proxy statement relating to its annual meeting of stockholders to be held on May 16, 2024.

STANDARD MOTOR PRODUCTS, INC.

Index
PART I

In this Annual Report on Form 10-K, “Standard Motor Products,” “we,” “us,” “our,” “SMP,” and the “Company” refer to Standard Motor Products, Inc. and its subsidiaries, unless the context requires otherwise.  This Report, including the documents incorporated herein by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Forward-looking statements in this Report are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects,” “strategies” and similar expressions. These statements represent our expectations based on current information and assumptions and are inherently subject to risks and uncertainties.  Our actual results could differ materially from those which are anticipated or projected as a result of certain risks and uncertainties, including, but not limited to, changes or loss in business relationships with our major customers and in the timing, size and continuation of our customers’ programs; changes in our supply chain financing arrangements, such as changes in terms, termination of contracts and/or the impact of rising interest rates; the ability of our customers to achieve their projected sales; competitive product and pricing pressures; increases in production or material costs, including procurement costs resulting from higher tariffs, and inflationary cost increases in raw materials, labor and transportation, that cannot be recouped in product pricing; the performance of the automotive aftermarket and/or other end-markets that we supply; changes in the product mix and distribution channel mix; economic and market conditions; successful integration of acquired businesses; our ability to achieve benefits from our cost savings initiatives; product liability matters (including, without limitation, those related to asbestos-related contingent liabilities); the effects of disruptions in the supply chain caused by geopolitical risks; as well as other risks and uncertainties, such as those described under Risk Factors, Quantitative and Qualitative Disclosures About Market Risk and those detailed herein and from time to time in the filings of the Company with the SEC. Forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. In addition, historical information should not be considered as an indicator of future performance.

ITEM 1.	BUSINESS

Overview

We are a leading manufacturer and distributor of premium replacement parts in the automotive aftermarket and a custom-engineered solutions provider to vehicle and equipment manufacturers in diverse non-aftermarket end markets.  Our automotive aftermarket business is comprised of two segments, Vehicle Control and Temperature Control, while our Engineered Solutions Segment offers a broad array of conventional and future-oriented technologies in markets for commercial and light vehicles, construction, agriculture, power sports, marine, hydraulics and lawn and garden.  We sell our products primarily to retailers, warehouse distributors, original equipment manufacturers and original equipment service part operations in the United States, Canada, Europe, Asia, Mexico and other Latin America countries.

Beginning in the first quarter of 2023, we reorganized our business into three operating segments – Vehicle Control, Temperature Control and Engineered Solutions. This operating segment structure better aligns our operations with our strategic focus on diversifying our business, provides greater transparency into our positioning to capture opportunities for growth in the future, and provides clarity regarding the unique dynamics and margin profiles of the markets served by each segment.

Index
Our Vehicle Control Segment services our core automotive aftermarket customers through its offering of premium replacement parts within the following major product groups:

(1)
Engine Management, which includes components for the ignition, emissions and fuel delivery systems of vehicles utilizing an internal combustion engine. Product categories include air injection and induction components, air management valves, regulators and solenoids, exhaust gas recirculation (EGR) components, fuel injectors and related components, fuel valves, ignition coils, connectors and sockets, modules, pumps, relays and fuses, starting and charging system parts, and vapor and purge components.

(2)
Electrical & Safety, which includes components for the electrical and safety systems of vehicles, and are powertrain neutral vehicle technologies.  Product categories include electrical switches and actuators, chassis and drivetrain sensors such as anti-lock brake and vehicle speed sensors, fluid level sensors, pressure sensors such as tire pressure monitoring, temperature sensors, and sensors for advanced driver assistance systems (ADAS), along with battery cables, pigtails, sockets and a wide range of electrical wire, terminals, connectors, and tools for servicing a vehicle’s electrical system.

(3)
Wire Sets & Other, which includes spark plug wire sets, coil on plug boots and accessories servicing vehicle’s ignition system.  Certain product categories within this group are in secular decline based upon product life cycle.

Many Vehicle Control systems use on-board computers to monitor inputs from sensing devices located throughout the vehicle.  As the complexity of these systems continues to develop and proliferate, we expect to benefit from increased demand for our sensors, switches, actuators, valves, solenoids and related parts, which are designed to function with these systems.

We also expect to benefit from government regulations regarding vehicle safety and emissions. For example, we believe emissions laws and fuel economy regulations have had a positive impact on sales of our ignition, emissions control and fuel delivery parts since vehicles not meeting emissions inspection standards may require repairs utilizing parts sold by us. Similarly, as government-mandated safety devices, such as anti-lock braking systems and ADAS, proliferate with new vehicle production, we anticipate increased replacement opportunities for many of our products such as ABS sensors, TPMS sensors, traction control products and ADAS replacement parts.

Our Temperature Control Segment also services our core automotive aftermarket customers through its offering of premium replacement parts within the following major product groups:

(1)	AC System Components, which includes compressors, air conditioning repair kits, connecting lines, heat exchangers, and expansion devices.

(2)	Other Thermal Components, which includes parts that provide engine, transmission, electric drive motor, and battery temperature management.

We believe our Temperature Control Segment is poised to benefit from the broader adoption of more complex air conditioning systems that will provide passenger comfort regardless of the vehicle’s powertrain.  For example, in addition to cabin comfort, powertrains such as electric vehicles will require cooling systems for the batteries, electronics, motors and other applications.

Index
The Engineered Solutions Segment services our vehicle and equipment manufacturing customers across diverse global end markets, including on-highway and off-highway applications such as commercial and light vehicles, construction, agriculture, power sports, marine, hydraulics and lawn and garden, through an offering of custom-engineered solutions within the following product categories:

(1)	Thermal Management Products, which are designed to control the operating temperature of HVAC, battery and heat exchange systems, such as electrical compressors, fans, motors and pumps.

(2)	Sensors, covering applications in speed, position, temperature, pressure, level and particulate matter, among others.

(3)	Switches, covering applications in electrical performance, position, temperature, pressure, tilt and fluid levels, among others.

(4)	Power Distribution, covering applications in power switching, industrial solenoids, and voltage regulators.

(5)	Electrification & Electronics, which includes controller area network (CAN) devices, CAN bus wiring and splitting devices, and electronic controls, transmitters and components.

(6)
Injection & Fuel Delivery, covering an extensive array of applications in transportation, such as gasoline, diesel and alternative fuels, such as compressed natural gas, liquefied natural gas, liquefied petroleum gas, and hydrogen.

(7)	Ignition & Emissions, which includes wire, ignition coils and positive crankcase ventilation valves.

(8)	Clamping Devices, covering automotive and industrial applications.

Our Business Strategy

Our Corporate Mission is to be a leading global supplier of parts and services to diverse end markets for the vehicles of yesterday, today and tomorrow, while leveraging our heritage of integrity and respect for all of our stakeholders.

We sell our products in the automotive aftermarket primarily to retailers and warehouse distributors, who buy directly from us and sell directly to jobber stores, professional technicians and to individual consumers who perform “do-it-yourself” repairs on their personal vehicles.  We believe that our value proposition is a key competitive advantage in maintaining our position as a strategic partner to our customers and a leader in the automotive aftermarket.

In the automotive aftermarket, our mission is to be the best full-line, full-service supplier of premium Vehicle Control and Temperature Control products.

Our Aftermarket Value Proposition

■ Premium Quality Products	■ Premium Brands	■ Full-Line Coverage	■ Supply Chain Excellence
■ Field Sales Support	■ Marketing Support	■ World-Class Training	■ Basic Manufacturing

Premium Quality Products.

We offer professional grade products intended to fit, form and function to standards that meet or exceed the original equipment (“OE”) product it replaces.  Our products undergo rigorous product qualification, testing our products against exacting specifications and performance criteria.  In some cases, we have successfully identified and implemented improvements in the durability of our products through the evaluation and analysis of OE product failures in the field.

Index
Premium Brands.

We believe that our brands are a key component of our value proposition, and serve to distinguish our premium products from those of our competitors.  We market and distribute our products under our own brands, such as:

Vehicle Control

Temperature Control

We also distribute our products to customers for resale under private labels and the following co-labels:

Vehicle Control

In some cases, we have developed our product offering and brand strategies to support our customers’ initiatives to market a tiered product assortment designed to satisfy end-user preferences for quality and value.  We believe that this alignment makes us an invaluable business partner to our customers.

Full-Line Coverage.

Our product offering is designed to ensure our automotive aftermarket customers have the parts they need to maintain, service and repair the wide range of vehicles in operation. We offer a full line of critical components for most years, makes, models and engine sizes.  Our product offering is a reflection of the vehicles in operation, the adoption rates of new vehicle technologies by original equipment manufacturers, the number of miles driven, and the failure rates of parts in service.  We continuously look to expand our coverage through the addition of late-model applications in existing product categories as well as new product categories in response to evolving vehicle technologies, or that otherwise complement our existing offering and have potential for high growth.

We focus on expanding our product coverage in advanced powertrain technologies, including start and stop technology, cylinder deactivation, variable valve timing, turbochargers, electronic throttle bodies, diesel exhaust emissions control, gasoline direct injection, active grill shutters; electrification, such as battery cooling fans, drive battery charging cables and adapters, and electric coolant pumps; and safety related categories, such as anti-lock brake, vehicle speed sensors, tire pressure monitoring, park assist sensors and advanced driver assistance components, including blind spot detection sensors, cruise control distance sensors, lane departure sensor cameras and park assist backup cameras.

In December 2023, we offered over 79,000 total stock keeping units (SKUs) to the automotive aftermarket. Approximately 2,600 of these SKUs were newly introduced in 2023, of which more than half were powertrain neutral vehicle technologies, such as cruise control distance sensors, park assist cameras and electronic parking brake actuators.

Index
Our Vehicle Control offering includes more than seventy product categories for hybrid electric vehicles. We are committed to strategically expanding our product offerings for electric and hybrid vehicles to service this important segment.

Supply Chain Excellence.

Product availability, including order turn-around time and fill rates, are critical measures of performance in the automotive aftermarket, and we partner with our suppliers and customers, to implement focused initiatives designed to achieve high levels of performance against these key metrics. For example, we manage forecasting responsibilities for our major retail customers, and provide twelve month projections to our suppliers to assist in their raw material and capacity planning to ensure continuity of supply.

In 2023, we announced plans to open a new distribution center in Shawnee, Kansas.  The new facility, which is expected to have a phased opening beginning in 2024 and be fully operational in early 2025, will expand our total distribution network square footage to meet our growing demands in the automotive aftermarket, and integrate state-of-the-art technologies to deliver improved logistics capabilities, operational efficiencies, as well as enhanced employee, customer and supplier experiences. The new Shawnee, Kansas distribution facility will also bring our Vehicle Control products geographically closer to our Midwest and West Coast customers, reducing transportation lead-time, and will ultimately provide disaster recovery capabilities for automotive aftermarket products across our divisions.

Field Sales Support.

We believe our technically-trained salesforce is a key competitive advantage.  Our field sales support focuses on educating parts professionals (e.g., customer team members) and professional technicians in highly technical product categories. Our customers depend on our sales personnel as a reliable source for technical information and to assist with sales to their customers (e.g., jobber stores, professional technicians and individual consumers performing “do-it-yourself” repairs).  We direct a significant portion of our sales efforts to our customers’ customers to generate demand for our products.  The structure of our salesforce facilitates these efforts, enabling us to implement our sales and marketing programs uniformly throughout the distribution channel.

Marketing Support.

We support our customers with superior value-added services such as data-driven category management based on vehicles in operation, sophisticated parts catalogs, available online and through our mobile application, and technical support, including selection, assortment and application support for all of our products.  We also grant our customers royalty-free licenses to use certain intellectual property rights to advertise, market and sell our products.  The licenses primarily cover vehicle application data, which is used to identify the parts necessary to service any particular vehicle make, model, year and/or engine size, product information data, including product interchanges, part numbers, attributes, high resolution images and videos, dimensions, specifications and other technical descriptions of parts and components.

World-Class Training.

We generate demand for our products through our technical training program, which offers training seminars to professional automotive technicians.  Our training program is accredited by the National Institute for Automotive Service Excellence (ASE) Training Managers Council.  Our seminars are taught by ASE certified instructors, and are available in-person and online through webinars and on-demand seminars.  Our seminars cover approximately 150 different topics, offered in both English and Spanish.  Through our training program, we typically teach approximately 60,000 technicians annually how to diagnose and repair vehicles equipped with complex systems related to our products, and we have approximately 16,000 technicians and 7,000 of our customers’ store employees and sales team members who are registered to participate in such sessions through our online platform.

Index
Basic Manufacturing.

We are committed to expanding our design, engineering and manufacturing capabilities, and vertically integrating production processes to bring more manufacturing in-house.  We engineer, tool and manufacture many of the products we offer for sale and the components used in their assembly.  We believe this level of vertical integration, in combination with our manufacturing footprint in low cost regions, is a key competitive advantage in terms of the quality, cost and availability of our products.

Examples of vertically integrated processes:
➢ plastic molding operations	➢ automated electronics assembly
➢ stamping and machining operations	➢ design and fabrication of processing and test equipment
➢ wire extrusion	➢ teardown, diagnostics and rebuilding of remanufactured air conditioning compressors, diesel injectors and diesel pumps

As of December 31, 2023, all of our principal manufacturing facilities maintained quality management systems that were ISO 9001 and/or TS 16949 certified, and ten of our principal manufacturing and distribution facilities maintained environmental management systems that were ISO 14001 certified.

Our manufacturing footprint is geographically diverse with a greater presence in North America and Europe compared to many of our peers.  We leverage our footprint to improve our cost position by locating labor-intensive processes within our low-cost plants, and by investing in automation and undertaking continuous improvement and expansion initiatives in our domestic facilities.

Our Engineered Solutions Value Proposition

We seek to leverage our extensive portfolio of adaptable products and strategically positioned global network of resources to deliver custom-engineered solutions for vehicle control and thermal management categories to the diversified end markets we supply.

Our Engineered Solutions products are sold primarily to original equipment manufacturers and their tier suppliers, system integrators, and original equipment service part operations.  Our customers use our products in serial production and as service and replacement parts.

We believe our global network of resources, including our engineering capabilities, advanced quality systems, manufacturing, distribution and technical sales expertise, combined with our customizable solutions for vehicle control and thermal management categories, is a key competitive advantage.  Our focus on vehicle control and thermal management categories leverages the legacy and leadership position of our automotive aftermarket business to provide a platform for future growth in diverse non-aftermarket end markets.  We drive growth in this segment by developing new customer relationships, cross-selling to existing customers, introducing new products to new and existing customers, and increasing content per unit.  Our growth strategy is long-term, and we do not expect growth to be linear given the lengthy nature of design engineering and validation and the period of time between the awarding of new business and the start of production, often which occurs 1-2 years after business is awarded.

We believe our automotive aftermarket business benefits from our Engineered Solutions business through accelerated future product development; systems, processes and quality enhancements; the technical insights of its original equipment customers; its global footprint; and synergistic mergers and acquisitions.

Index
We distribute our Engineered Solutions products under the following trade names:

Engineered Solutions

Strategic Acquisitions

We selectively pursue strategic acquisitions that strengthen our position in the markets we supply or that diversify our business in target markets or geographies.  Among other considerations, we seek acquisitions that align with our core competencies; enhance our existing design, engineering and manufacturing capabilities; and vertically integrate key technologies, products and processes.

For information on recent acquisitions and investments, see Note 2 “Business Acquisitions and Investments” of the Notes to Consolidated Financial Statements in Item 8 of this Report.

Industry Trends

The automotive aftermarket is a mature industry that tends to be influenced by trends such as the number of vehicles on the road, the average age of vehicles on the road, and the total number of miles driven per year.  Weather extremes like unseasonably hot or cool temperatures in the summer can also have an impact on automotive aftermarket product demand.

In the diverse non-aftermarket end markets we supply, such as commercial and light vehicles, construction, agriculture, power sports and others, other economic factors such as the level of new vehicle sales and production rates, which more recently have been impacted by disruptions in the global supply chain and labor, tend to have a more direct impact.

Our Customers

In the automotive aftermarket, our customers are many of the largest national and regional retailers and distributors, such as: Advance Auto Parts; Auto Value and Bumper to Bumper (Aftermarket Auto Parts Alliance); Automotive Distribution Network; AutoZone; Canadian Tire; Federated Auto Parts; Genuine Parts Company and National Automotive Parts Association; O’Reilly Auto Parts; The Automotive Parts Services Group or The Group; The National Pronto Association; and Uni-Select.

Engineered Solutions customers are many of the largest original equipment manufacturers and their tier suppliers, system integrators, and original equipment service part operations, such as:  Bombardier; Carquest: Caterpillar; CNH; Daimler Truck; Eberspacher; Ford; General Motors; Harley-Davidson; IVECO; John Deere; Mobile Climate Control; Polaris; Scania; Volvo/Mack Truck; and Woodward.

Our three largest individual customers accounted for approximately 59% of our consolidated net sales in 2023.  During 2023, O’Reilly Auto Parts, AutoZone and NAPA accounted for 29%, 16%, and 14% of our consolidated net sales, respectively.

Competition

Our business operates in highly competitive markets, and we face substantial competition in all of the markets that we supply.

Index
In the automotive aftermarket, we compete primarily on the basis of product quality, availability (including order turn-around time and fill rate), coverage and price, and value-added services.  Our primary competitors are full-line suppliers, short- or value-line suppliers, tier suppliers and service part operations of original equipment manufacturers, including car dealerships, and the direct import programs of certain retailers.

In our Engineered Solutions segment, we compete on the basis of product quality, price and availability (including order turn-around time and fill rate), technical expertise (including product design, development and innovation), and lean process improvements.  Our primary competitors are global and regional tier suppliers of original equipment manufacturers.

We believe we differentiate ourselves from our competition through the execution of our value proposition, discussed further above.  In addition, in the automotive aftermarket, we offer a variety of strategic customer discounts, allowances and incentives to increase the sale of our products.  For example, we offer cash discounts for paying invoices in accordance with the specified discounted terms of the invoice.  We also offer rebates and discounts to customers as advertising and sales force allowances, and allowances for warranty and overstock returns are also provided.  These discounts, allowances and incentives are a common practice in the automotive aftermarket, and we intend to continue offering them in response to competitive pressures and to strategically support growth in sales of our products.

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

Working Capital and Inventory Management

We maintain an inventory management system that is designed to reduce inventory requirements, and enhance our ability to compete on the basis of product availability (including order turn-around time and fill rate) and product coverage.  We seek continuous improvements in this system to improve inventory deployment, enhance collaboration with customers on forecasts and inventory assortments, and further integrate our supply chain with both our customers and suppliers.  We also utilize a pack‑to‑order distribution system, which permits us to retain slow moving items in a bulk storage state until a related order is received.  This system reduces the volume of a given part in inventory.

We face inventory management issues in our automotive Aftermarket business as a result of overstock returns.  We permit our automotive Aftermarket customers to return new, undamaged products within customer-specific limits (which are generally limited to a specified percentage of their annual purchases from us) in the event that they have overstocked their inventories.  We accrue for overstock returns as a percentage of sales after giving consideration to recent returns history.  In addition, as discussed further above under the heading “Seasonality”, the seasonality of our Temperature Control Segment requires that we increase our inventory during the winter season in preparation of the summer selling season.

As such, our profitability and working capital requirements are seasonal due to our sales mix of Temperature Control products.  Our working capital requirements typically peak near the end of the second quarter, as the inventory build‑up of air conditioning products is converted to sales, and payments on the receivables associated with such sales have yet to be received.  These increased working capital requirements are funded by borrowings from our revolving credit facility in our Credit Agreement.

Index
Suppliers

We source materials through a global network of suppliers to ensure a consistent, high quality and low cost supply of materials and key components for our product lines.  As a result of the breadth of our product offering, we are not dependent on any single raw material. Irrespective, disruptions in the global economy have impeded global supply chains, resulting in inflationary cost increases in certain raw materials, labor and transportation, in longer lead times, delays in procuring component parts and raw materials, and in prior year inventory increases, which are subsequently being worked down.  In response to the global supply chain volatility and inflationary cost increases, we have taken, and continue to take, several actions to mitigate the impact by working closely with our suppliers and customers to minimize any potential adverse impacts on our business, including implementing cost savings initiatives and the pass through of higher costs to our customers in the form of price increases.

The principal raw materials purchased by us consist of brass, electronic components, fabricated copper (primarily in the form of magnet and insulated cable), steel magnets, laminations, tubes and shafts, stamped steel parts, stainless steel coils and rods, aluminum coils, fittings, rods, cast aluminum parts, lead, steel roller bearings, rubber molding compound, thermo‑set and thermo plastic molding powders, and chemicals.

Additionally, we use components and cores (used parts) in our remanufacturing processes for air conditioning compressors, diesel injectors, and diesel pumps.  We obtain cores from exchanges with customers who return cores subsequent to purchasing remanufactured products, and from a network of core brokers who sell cores.  In addition, we acquire certain materials by purchasing products that are resold into the market, particularly by OEM sources and other domestic and foreign suppliers.

We expect to have an adequate supply of primary raw materials and cores necessary to meet our needs; however, there always are risks and uncertainties with respect to the supply of raw materials and components that could impact their availability in sufficient quantities and at cost effective prices to meet our needs.

Sustainability

We support and seek continuous improvement in the pursuit of environmental, social and corporate governance practices that embody our culture and what we believe it means to be a good corporate citizen.

Our Culture

Our Company was founded in 1919 on the values of integrity, common decency and respect for others.  These values are embodied in our Code of Ethics, which has been adopted by the Board of Directors of the Company to serve as a statement of principles to guide our decision-making and reinforce our commitment to these values in all aspects of our business.  These values also serve as the foundation for our continued focus on many important sustainability issues.

Environmental Stewardship

We have made significant strides with respect to our sustainability initiatives, building awareness of the environmental impact of our operations, and challenging ourselves to reduce our impact by reducing our usage of energy and water, reducing our generation of waste, increasing our recycling efforts and reducing our Scope 1 and Scope 2 greenhouse gas emissions. Additionally, we believe our product offering contributes to a greener car parc through several key product categories that are critical components in automotive systems designed to improve fuel economy and reduce harmful emissions, such as fuel injectors, exhaust gas recirculation valves, sensors and tubes, and evaporative emission control system components. We also bring to market alternative energy products, which utilize cleaner burning fuels or are designed for electric or hybrid electric vehicles, and we remanufacture key categories within our product portfolio, such as air conditioning compressors, diesel injectors and diesel pumps, through processes that save energy and reduce waste.

Human Capital

As of December 31, 2023, we employed approximately 5,200 people, with 2,100 people in the United States and 3,100 people in Mexico, Canada, Poland, the U.K., Germany, Hungary, China and Hong Kong. Of the 5,200 people employed, approximately 2,600 people are production employees.  We operate primarily in non‑union facilities and have binding labor agreements with employees at other unionized facilities.  We have approximately 75 production employees in Edwardsville, Kansas, who will eventually migrate to our new Shawnee, KS facility, who are covered by a contract with The International Union, United Automobile, Aerospace and Agricultural Implement Workers of America that expires in August 2026.  We also have approximately 1,200 employees in Mexico who are covered under union agreements negotiated at various intervals.  For clarification, the employee numbers described above exclude the employees of our joint venture operations.  We believe our facilities are in labor markets with ready access to adequate numbers of skilled and unskilled workers, and our relations with our union and non‑union employees are good.

Index
Diversity, Equity, Inclusion, and Belonging.  We strive to hire, retain and advance a diverse workforce that reflects the communities that we serve. Our recent efforts have been focused in three areas: inspiring innovation through an inclusive and diverse culture; expanding our efforts to recruit and hire world-class diverse talent; and identifying strategic partners to accelerate our inclusion and diversity programs.

Health, Safety and Wellness.  We are committed to the health, safety and wellness of our employees.  We strive to eliminate workplace incidents, risks and hazards. Our health and wellness programs support our employees’ physical and mental health by providing tools and resources to encourage healthy behaviors and provide peace of mind in circumstances that may require time away from work.

Compensation and Benefits.  We provide competitive compensation and benefits programs that meet the needs of our employees.  In addition to wages and salaries, these programs include annual cash bonuses, stock awards, a 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, fertility benefits, family care resources, tuition reimbursement, LGBTQ+ inclusive benefits, mental health resources and employee assistance programs.

Talent Development.  We invest significant resources to develop the talent of our high potential employees.  We deliver employee workshops and mentoring programs, numerous training opportunities, provide rotational assignment opportunities, offer continuous learning and development, and implement methodologies to manage performance, provide feedback and develop talent opportunities, all designed to provide employees with the resources they need to help achieve their career goals and build management skills.  Our annual review process encourages manager and employee conversations throughout the year to enhance growth and development.

Employee satisfaction and engagement are important elements in our talent retention strategy. From time to time, we conduct employee engagement surveys to identify areas where we can enhance our talent retention strategy and employee satisfaction, including fostering a more inclusive and equitable environment. We utilize the results from these engagement surveys to better provide employees with the tools, resources and support that they need to succeed and grow in their SMP careers.

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

Governance

Our commitment to sustainability is spearheaded by our Board of Directors. Specifically, our Nominating and Corporate Governance Committee established a sustainability steering committee among our executive officers including our Chief Executive Officer & President, Chief Legal Officer & Secretary, Chief Human Resources Officer, and Senior Vice President of North American Operations. This sustainability steering committee is tasked with developing specific strategies to ensure that our company-wide operations adhere to our corporate governance values and advance our sustainability objectives globally.  The multidisciplinary approach of our steering committee allows it to leverage our expertise in operations, engineering, supply chain, human capital management, finance, legal and other fields to push our sustainability initiatives ahead from all angles.

Index
Continued Commitment

With each year, we intend to further our commitment to sustainability initiatives, improving our environmental stewardship, finding ways to give back to our communities, and enhancing the diversity and inclusion of our workforce while offering opportunities for development.  Information on our sustainability initiatives can be found in our most current sustainability report and on our corporate website at ir.smpcorp.com under “Environmental & Social Responsibility” and at smpcares.smpcorp.com.  Information in our sustainability report and on our corporate websites regarding our sustainability initiatives are referenced for general information only and are not incorporated by reference in this Report.

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

Our three largest individual customers accounted for approximately 59% of our consolidated net sales in 2023.  During 2023, O’Reilly Auto Parts, AutoZone and NAPA accounted for 29%, 16% and 14% of our consolidated net sales, respectively. The loss of one or more of these customers or, a significant reduction in purchases of our products from any one of them could have a materially adverse impact on our business, financial condition and results of operations.  In addition, any consolidation among our key customers may further increase our customer concentration risk.

In our automotive aftermarket business, we do not typically enter into long-term agreements with any of our customers.  Instead, we enter into a number of purchase order commitments with our aftermarket customers, based on their current or projected needs.  We have in the past, and may in the future, lose customers or lose a particular product line of a customer due to the highly competitive conditions in the automotive aftermarket industry, including pricing pressures, consolidation of customers, customer initiatives to buy direct from foreign suppliers and/or to pursue a private brand strategy, or other business considerations.  A decision by any significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to materially decrease the amount of products purchased from us, to change their manner of doing business with us, or to stop doing business with us, including a decision to source products directly from a low cost region such as Asia, could have a material adverse effect on our business, financial condition and results of operations.  Because our sales are concentrated, and the markets in which we operate are very competitive, we are under ongoing pressure from our customers to offer lower prices, extend payment terms, increase marketing allowances and other terms more favorable to these customers.  These customer demands have put continued pressure on our operating margins and profitability, resulted in periodic contract renegotiation to provide more favorable prices and terms to these customers, and significantly increased our working capital needs.

Index
Our industry is highly competitive, and our success depends on our ability to compete with suppliers of automotive products, some of which may have substantially greater financial, marketing and other resources than we do.

The automotive industry is highly competitive, and our success depends on our ability to compete with domestic and international suppliers of automotive products. In the automotive aftermarket, we compete primarily with full-line suppliers, short- or value-line suppliers, tier suppliers and service part operations of original equipment manufacturers, including car dealerships, and the direct import programs of certain retailers. In the diverse non-aftermarket end markets we supply, we compete primarily with global and regional tier suppliers of original equipment manufacturers. Some of our competitors may have larger customer bases and significantly greater financial, technical and marketing resources than we do.  These factors may allow our competitors to:

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

Historically, our operating results have fluctuated by quarter, with the greatest sales occurring in the second and third quarters of the year and revenues generally being recognized at the time of shipment. It is in these quarters that demand for our temperature control products is typically the highest.

The demand for our temperature control products during the second and third quarters of the year may vary significantly with the summer weather and customer inventories.  As such, our working capital requirements typically peak near the end of the second quarter, as the inventory build‑up of air conditioning products is converted to sales, and payments on the receivables associated with such sales have yet to be received.  These increased working capital requirements are funded by borrowing from our revolving credit facility in our Credit Agreement.

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

Our products are required to meet rigorous standards imposed by our customers and our industry. Many of our products carry a warranty ranging from a 90-day limited warranty to a lifetime limited warranty, which generally covers defects in materials or workmanship, and conformance to agreed upon specifications. In the event that our products fail to conform to these warranties, the affected products may be subject to warranty returns and/or product recalls. Although we maintain a comprehensive quality control program, we cannot give any assurance that our products will not suffer from defects or other deficiencies or that we will not experience material warranty returns or product recalls in the future.

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

In our automotive aftermarket business, we permit overstock returns of inventory that may be either new or non-defective or non-obsolete but that we believe we can re-sell. Customers are generally limited to returning overstocked inventory according to a specified percentage of their annual purchases from us. In addition, a customer’s annual allowance cannot be carried forward to the upcoming year.

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

At December 31, 2023, 1,390 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through December 31, 2023, the amounts paid for settled claims and awards of asbestos-related damages, including interest, were approximately $74.6 million.  A substantial increase in the number of new claims, or increased settlement payments, or awards of asbestos-related damages, could have a material adverse effect on our business, financial condition and results of operations.

In accordance with our policy to perform an annual actuarial evaluation in the third quarter of each year, an actuarial study was performed as of August 31, 2023.  Based upon the results of the August 31, 2023 actuarial study, and all other available information to us, we increased our asbestos liability to the low end of the range, and recorded an incremental pre-tax provision of $23.8 million in earnings (loss) from discontinued operations in the accompanying statement of operations.  The results of the August 31, 2023 study included an estimate of our undiscounted liability for settlement payments and awards of asbestos-related damages, excluding legal costs, ranging from $84 million to $135.3 million for the period through 2065.  Future legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operations in the accompanying statement of operations, are estimated, according to the August 31, 2023 study, to range from $53.1 million to $105.2 million for the period through 2065.

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

In addition, our business and operations could be materially adversely affected in the event of other serious disruptions at these facilities due to fire, electrical blackouts, power losses, telecommunications failures, wars, terrorist attack or similar events.  Any of these occurrences could impair our ability to adequately manufacture or supply our customers due to all or a significant portion of our equipment or inventory being damaged.  If our existing manufacturing or distribution facilities become incapable of producing and supplying products for any reason, we may not be able to satisfy our customers’ requirements and we may lose revenue and incur significant costs and expenses that may not be recoverable through our business interruption insurance.

Disruptions in the supply of raw materials, manufactured components, or equipment could materially and adversely affect our operations and cause us to incur significant cost increases.

We source various types of raw materials, finished goods, equipment, and component parts from suppliers as part of a global supply chain, and we may be materially and adversely affected by the failure of those suppliers to perform as expected.  Although we have had an adequate supply of purchased supplier raw materials, finished goods, equipment and component parts, disruptions in the global economy have impeded global supply chains, resulting in longer lead times and delays in procuring component parts and raw materials, and inflationary cost increases in certain raw materials, labor and transportation.  In response to the global supply chain volatility and inflationary cost increases, we have taken, and continue to take, several actions to mitigate the impact by working closely with our suppliers and customers to minimize any potential adverse impacts on our business, including initiating cost savings initiatives and the pass through of higher costs to our customers.  We cannot assure that unforeseen future events in the global supply chain affecting the availability of materials and components, and/or increasing commodity pricing, will not have a material adverse effect on our business, financial condition and results of operations.

Additionally, supplier non-performance may consist of delivery delays or failures caused by production issues or delivery of non-conforming products.  Our suppliers’ ability to supply products to us is also subject to a number of risks, including the availability and cost of raw materials, the destruction of their facilities, work stoppages, cybersecurity incidents affecting their information systems or other limitations on their business operations, which could be caused by any number of factors, such as labor disruptions, financial distress, severe weather conditions and natural disasters, social unrest, economic and political instability, and public health crises, including the occurrence of a contagious disease or illness, such as the COVID-19 pandemic, war, terrorism or other catastrophic events.  In addition, our failure to promptly pay, or order sufficient quantities of inventory from our suppliers may increase the cost of products we purchase or may lead to suppliers refusing to sell products to us at all.  Our efforts to protect against and to minimize these risks may not always be effective.

Our Operations could be adversely affected by interruptions or breaches in the security of our computer and information systems.

We rely on information systems throughout our organization to conduct day-to-day business operations, including the management of our supply chain and our purchasing, receiving and distribution functions.  We also routinely use our information systems to send, receive, store, access and use sensitive data relating to our Company and its employees, customers, suppliers, and business partners, including intellectual property, proprietary business information, and other sensitive materials.  Additionally, we rely on our information systems to enable many of our employees to work remotely as a result of more recent policies and practices enacted by us.

Index
Despite security measures designed to prevent and mitigate the risk of cybersecurity incidents, our information systems, and the systems of our customers, suppliers and business partners, may be vulnerable to such incidents, including interruptions, outages, data breaches, phishing attacks, ransomware attacks, unauthorized access, attempts to hack into our network, and computer viruses.  Moreover, the technologies and techniques used to carry out cyber-attacks are continuously evolving, making it difficult to detect these changes or implement adequate measures in time to prevent or mitigate the impact of an attack. Due to the foregoing, though we have not experienced a material cybersecurity incident in 2023, we cannot guarantee that there will be no future cybersecurity incident that causes a material adverse effect on our information systems, or that of our customers, suppliers and other business partners.

In the event that our information systems, or the systems of our customers, suppliers or business partners, are subject to such incidents, we could experience errors, interruptions, delays, and/or the cessation of services in key portions of our information systems. If critical information systems fail or otherwise become unavailable, our ability to process orders, maintain proper inventory levels, collect accounts receivable and disburse funds could be adversely affected. The foregoing matters could also cause significant damage to our business reputation, affect our relationships with our business partners, lead to claims against us, and/or subject us to fines or other penalties assessed by governmental authorities. Additionally, we may be required to incur substantial costs to remediate the damage caused by these disruptions or protect us against future cybersecurity incidents. Depending on the nature and magnitude of these events, they could have a material and adverse effect on our business, financial condition or results of operations.

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

Our brands are a key component of our value proposition, and serve to distinguish our premium products from those of our competitors.  In our automotive aftermarket business, we believe that our success depends, in part, on maintaining and enhancing the value of our brands and executing our brand strategies, which are designed to drive end-user demand for our products and make us a valued business partner to our aftermarket customers through the support of their marketing initiatives.  A decline in the reputation of our brands as a result of events, such as deficiencies or defects in the design or manufacture of our products, or from legal proceedings, product recalls or warranty claims resulting from such deficiencies or defects, may harm our reputation as a manufacturer and distributor of premium automotive parts, reduce demand for our products and adversely affect our business.

Index
Our revenue and results of operations may suffer upon the bankruptcy, insolvency or other credit failure of a significant customer.

Most of our customers buy products from us on credit. We extend credit to customers and offer extended payment terms based upon competitive conditions in the marketplace and our assessment and analysis of creditworthiness. General economic conditions, competition and other factors may adversely affect the solvency or creditworthiness of our customers. Higher interest rates, inflationary cost increases in raw materials, labor and transportation and a general worsening of economic conditions have put financial pressure on many of our customers and may threaten certain customers’ ability to maintain liquidity sufficient to repay their obligations to us as they become due. The bankruptcy, insolvency or other credit failure of any customer that has a substantial amount owed to us could have a material adverse effect on our operating revenue and results of operations. We recorded a $7 million pre-tax charge in 2022 to reduce our outstanding accounts receivable balance from a customer that filed for bankruptcy in the first quarter of 2023 to our estimated recovery amount.

In our Engineered Solutions business, our supply agreements with our customers are generally requirements contracts, and a decline in the production requirements of any of our significant customers could adversely impact our revenues and profitability.

In our Engineered Solutions business, our customers generally agree to purchase their requirements for specific products, and we receive volume forecasts of their requirements, but not long-term firm volume commitments. Furthermore, our customers typically reserve the right to change, delay or cancel their orders for products, and we have limited recourse in such events.  Changes, delays or cancellations by a significant customer or by a number of customers could adversely impact our results of operations by reducing the volumes of products we manufacture and sell, by causing a delay in the recovery of expenditures for raw materials and component parts procured to satisfy such orders, or by reducing our asset utilization, resulting in lower profitability.

We also make key decisions based on our estimates of our customers’ requirements, including in planning our production schedules, raw material and component part purchases, personnel needs and other resource requirements. Changes in demand for our customers’ products would likely reduce our customers’ requirements and adversely impact our ability to accurately estimate their requirements in the future. Any significant decrease or delay in customer orders could have a material adverse effect on our business, financial condition and results of operations.

Our inability to attract or retain key employees may have an adverse effect on our business, financial condition and results of operations.

Our success is dependent upon our ability to attract, retain and motivate certain key employees, including our management and our skilled workforce of engineers, technically-trained salesforce employees and other qualified personnel.  Many of our key employees have many years of experience with our Company and would be difficult to replace without allotment of a significant amount of time for knowledge transfer.  Furthermore, although we believe our facilities are in labor markets with ready access to adequate numbers of skilled and unskilled workers, we compete with other businesses to fill many of our hourly positions in our distribution facilities, which historically have had high turnover rates, which can lead to increased training and retention costs, particularly in a competitive and shrinking labor market.  We cannot be certain that we will be able to continue to attract or retain our key employees, which could cause us to fail to execute our value proposition, fail to achieve operational efficiencies, and incur increased labor costs, which could have an adverse effect our business, financial condition and results of operations.

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

The utility of the supply chain financing arrangements also depends upon a benchmark reference rate for the purpose of determining the discount rate on the sale of the underlying trade accounts receivable.  If the benchmark reference rate increases significantly, we may be negatively impacted as we may not be able to pass these added costs on to our customers, which could have a material and adverse effect upon our financial condition, results of operations and cash flows.  Depending upon the level of sales of receivables pursuant these agreements, a hypothetical, instantaneous and unfavorable change of 100 basis points in the reference rate may have an approximate $8.3 million negative impact on our earnings or cash flows.

A significant increase in our indebtedness, or in interest rates, could negatively affect our financial condition, results of operations and cash flows.

We have a Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders. The Credit Agreement provides for a $500 million credit facility comprised of a $100 million term loan facility and a $400 million multi-currency revolving credit facility available in U.S. Dollars, Euros, Sterling, Swiss Francs, Canadian Dollars and other currencies as agreed to by the administrative agent and the lenders. As of December 31, 2023, our total outstanding indebtedness was $156.2 million, including outstanding borrowings under the Credit Agreement of $156 million, consisting of current borrowings of $5 million and long-term borrowings of $151 million.

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

Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our Credit Agreement will be adequate to meet our future liquidity needs for at least the next twelve months. Significant assumptions underlie this belief, including, among other things, that we will be able to mitigate the future impact, if any, of disruptions in global supply chains, which have resulted in longer lead times and delays in procuring component parts and raw materials, and significant inflationary cost increases in certain raw materials, labor and transportation, and that there will be no material adverse developments in our business, liquidity or capital requirements.  If we are unable to fund our operations through earnings or external financing, we will be forced to adopt an alternative strategy that may include actions such as:

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

We have significant goodwill and other intangible assets, and future impairment of these assets could have a material adverse impact on our financial condition and results of operations.

A significant portion of our long-term assets consists of goodwill and other intangible assets recorded as a result of past acquisitions. We do not amortize goodwill and certain other intangible assets having indefinite lives, but rather test them for impairment on an annual basis or in interim periods if an event occurs or circumstances change that may indicate the fair value is below its carrying amount. The process of evaluating the potential impairment of goodwill and other intangible assets requires significant judgement, specifically with respect to applying assumptions and estimates to the analysis of identifiable intangibles and long‑lived asset impairment including projecting revenues, interest rates, tax rates and the cost of capital.  Many of the factors used in assessing fair value are outside our control and it is reasonably likely that assumptions and estimates will change in future periods.  These changes could result in impairment charges against our goodwill and other intangible assets. In the event that we determine that our goodwill or other intangible assets are impaired, we may be required to record a significant charge to earnings that could adversely affect our financial condition and results of operations.

Risks Related to External Factors

We conduct our manufacturing and distribution operations on a worldwide basis and are subject to risks associated with doing business outside the United States.

We have manufacturing and distribution facilities in many countries, including Canada, Mexico, Poland, Germany and Hungary, as well as joint-ventures in China.  There are a number of risks associated with doing business internationally, including: (a) exposure to local economic and political conditions; (b) social unrest such as risks of terrorism or other hostilities; (c) currency exchange rate fluctuations and currency controls; (d) the effect of potential changes in U.S. trade policy and international trade agreements; and (e) the potential for shortages of trained labor.

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

The nature of our operations exposes us to the risk of claims with respect to such matters, and we can give no assurance that violations of such laws have not occurred or will not occur or that material costs or liabilities will not be incurred in connection with such claims.  We are currently monitoring our environmental remediation efforts at one of our facilities and our reserve balance related to the environmental clean-up at this facility is $1.4 million at December 31, 2023.  The environmental testing and any remediation costs at such facility may be covered by several insurance policies, although we can give no assurance that our insurance will cover any environmental remediation claims.  We also maintain insurance to cover our existing U.S. and Canadian facilities. We can give no assurance that the future cost of compliance with existing environmental laws and the liability for known environmental claims pursuant to such environmental laws will not give rise to additional significant expenditures or liabilities that would be material to us. In addition, future events, such as new information, changes in existing environmental laws or their interpretation, and more vigorous enforcement policies of federal, state or local regulatory agencies, may have a material adverse effect on our business, financial condition and results of operations.

Our future performance may be materially adversely affected by changes in technologies and improvements in the quality of new vehicle parts.

If we do not respond appropriately to changes in automotive technologies, such as the adoption of new technologies and systems to make traditional, internal-combustion-engine vehicles more efficient, or the adoption of electric or hybrid electric vehicle architectures, we could experience less demand for our products thereby causing a decline in our results of operations or deterioration in our business and financial condition, and we may have a material adverse effect on our long-term performance.

In addition, the size of the automotive aftermarket depends, in part, upon the growth in number of vehicles on the road, increase in average vehicle age, change in total miles driven per year, new or modified environmental and vehicle safety regulations, including fuel economy and emissions reduction standards, increase in pricing of new cars and new car quality and related warranties.  The automotive aftermarket has been negatively impacted by the fact that the quality of more recent automotive vehicles and their component parts (and related warranties) has improved, thereby lengthening the repair cycle.  Generally, if parts last longer, there will be less demand for our aftermarket products and the average useful life of automotive parts has been steadily increasing in recent years due to innovations in products and technology.  In addition, the introduction by original equipment manufacturers of increased warranty and maintenance initiatives has the potential to decrease the demand for our aftermarket products.  When proper maintenance and repair procedures are followed, newer air conditioning (A/C) systems in particular are less prone to leak resulting in fewer A/C system repairs.  These factors could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

Index
ITEM 1C.	CYBERSECURITY

Cybersecurity Risk Management and Strategy

We maintain an enterprise-wide approach to risk management through which we identify, manage and mitigate significant risks, including those related to our information systems.  Our cybersecurity risk management program, which applies to our global operations, focuses on our people, processes and technology, and is designed to secure our information systems by preventing, detecting and responding to current and emerging cybersecurity threats.

Our employees are a key element of our cybersecurity risk management program.  All of our employees are required to adhere to our cybersecurity practices, and undertake routine training to raise awareness and reinforce safe practices.  Our training program includes bi-annual online training courses, group tabletop exercises, phishing and malicious email simulations, and information security bulletins.  We also maintain policies that govern, and provide specific guidance to employees regarding how they may use our information systems.

Another key element of our cybersecurity risk management program is our use of processes and technologies to create information security safeguards and controls, and target specific users or business needs.  Our processes and technologies include firewalls, email security software and encryption, endpoint detection and response, access controls, backup and recovery procedures, system patches and updates, vulnerability scanning, penetration testing by third party vendors, incident response procedures, and internal and external audits of our information systems.

Through these internal and external assessments, we continuously identify areas for remediation and opportunities to improve the security of our information systems, including by evaluating our program against industry standards and best practices, such as the Cybersecurity Framework established by the National Institute of Standards and Technology (NIST) and the CIS Critical Security Controls established by the Center for Internet Security. We also track key performance indicators that we believe are indicative of the effectiveness of our cybersecurity risk management program.

For additional information related to cybersecurity risks that could have a material and adverse effect on our business, financial condition or results of operations, see “Our operations could be adversely affected by interruptions or breaches in the security of our computer and information systems” in Item 1A of this Report.

Cybersecurity Governance

The Audit Committee of our Board of Directors oversees the adequacy and effectiveness of our internal controls, policies and procedures regarding cybersecurity, information security and data protection, and compliance with applicable laws and regulations concerning privacy. Our Chief Information Officer (“CIO”), in turn, is responsible for managing the Company’s cybersecurity risk management program and incident response procedures. On a quarterly basis, and more frequently as circumstances warrant, our CIO briefs the Audit Committee on our cybersecurity risks, our strategies for preventing, detecting, responding to and mitigating such risks, including the effectiveness of our incident response procedures, and our information security controls. Our CIO has extensive knowledge and expertise regarding our information systems and security, having served in a variety of senior information technology positions across our organization for more than thirty years, and as an executive officer of the Company since 2006.

Additionally, our CIO leads an incident response team (“IRT”), charged with the on-going management of our cybersecurity program. This team is responsible for the prevention, mitigation, detection and remediation of cybersecurity risks and incidents affecting our operations pursuant to our incident response procedures. The IRT is composed of information security professionals, who collectively bring decades of relevant information security and cybersecurity experience to their roles. In the event that a cybersecurity incident is detected, the IRT performs a multi-factor, risk-based assessment to determine the appropriate level of response. Depending upon the results of the assessment, including the nature and magnitude of the event, our incident response procedures provide for oversight and management of an incident by the IRT, under the direction of the CIO, or, in the event of escalation, under the direction of the executive officers of the Company, with reporting to and oversight by the Audit Committee.

Index
ITEM 2.	PROPERTIES

We maintain our executive offices in Long Island City, New York. The table below describes our principal facilities as of December 31, 2023.

Location	State or Country	Principal Business Activity	Approx. Square Feet	Owned or Expiration Date of Lease¹

		Vehicle Control
Bialystok	Poland	Manufacturing	154,800	2027
Disputanta	VA	Distribution	411,000	Owned
Edwardsville	KS	Distribution	363,500	Owned
Ft. Lauderdale	FL	Distribution	23,300	Owned
Ft. Lauderdale	FL	Distribution	30,000	Owned
Greenville[2]	SC	Manufacturing	184,500	Owned
Independence[2]	KS	Manufacturing	337,400	Owned
Long Island City	NY	Administration	75,800	2033
McAllen	TX	Distribution	120,300	2027
Mishawaka[2]	IN	Manufacturing	153,100	Owned
Reynosa[2]	Mexico	Manufacturing	175,000	2025
Reynosa[2]	Mexico	Manufacturing	153,000	2031
Shawnee[3]	KS	Distribution	574,700	2033

		Temperature Control
Foshan City	China	Manufacturing	361,500	2028
Lewisville	TX	Administration and Distribution	415,000	2034
Reynosa[2]	Mexico	Manufacturing	82,000	2026
Reynosa[2]	Mexico	Manufacturing	117,500	2026
Reynosa	Mexico	Manufacturing	111,800	2024
St. Thomas	Canada	Manufacturing	42,500	Owned

		Engineered Solutions
Kirchheim-Teck	Germany	Distribution	27,500	2031
Pécel	Hungary	Manufacturing	59,500	Owned
Milwaukee	WI	Manufacturing	84,000	2028
Sheboygan Falls	WI	Manufacturing	22,500	2025
Tijuana	Mexico	Distribution	13,800	2026
Tijuana	Mexico	Manufacturing	30,400	2026
Wuxi	China	Manufacturing	27,600	2029
		Other
Mississauga	Canada	Administration and Distribution	82,400	2028
Irving	TX	Training Center	13,400	2027

1 It is our intention to extend the leases that are set to expire in 2024.
2 These facilities are also utilized by the Engineered Solutions operating segment.
3 This facility is expected to have a phased opening beginning in 2024 and be fully operational in early 2025, and once operational, it will also be utilized by the Temperature Control and Engineered Solutions operating segments.

Index
ITEM 3.	LEGAL PROCEEDINGS

The information required by this Item is incorporated herein by reference to the information set forth in Item 8, “Financial Statements and Supplementary Data” of this Report under the caption “Asbestos” appearing in Note 23, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements in Item 8 of this Report.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades publicly on the New York Stock Exchange (“NYSE”) under the trading symbol “SMP.”  The last reported sale price of our common stock on the NYSE on February 20, 2024 was $40.23 per share.  As of February 20, 2024, there were 497 holders of record of our common stock.

Dividends are declared and paid on the common stock at the discretion of our Board of Directors (the “Board”) and depend on our profitability, financial condition, capital needs, future prospects, and other factors deemed relevant by our Board.  Our Credit Agreement permits dividends and distributions by us provided specific conditions are met.  For information related to our Credit Agreement, see Note 11, “Credit Facilities and Long-Term Debt,” of the Notes to Consolidated Financial Statements in Item 8 of this Report.

There have been no unregistered offerings of our common stock during the fourth quarter of 2023.

Index
Stock Performance Graph

The following graph compares the five year cumulative total return on the Company’s Common Stock to the total returns on the Standard & Poor’s 500 Stock Index and the S&P 1500 Auto Parts & Equipment Index, which is a combination of automotive parts and equipment companies within the S&P 400, the S&P 500 and the S&P 600.  The graph shows the change in value of a $100 investment in the Company’s Common Stock and each of the above indices on December 31, 2018 and the reinvestment of all dividends. The comparisons in this table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Company’s Common Stock or the referenced indices.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Standard Motor Products, Inc.
S&P 500 Index
S&P Composite 1500 Auto Parts & Equipment Index

	SMP	S&P 500	S&P 1500 Auto Parts & Equipment Index
2018	100	100	100
2019	112	131	133
2020	86	156	164
2021	114	200	201
2022	78	164	136
2023	92	207	145

* Source: S&P Capital IQ

Index
ITEM 6.	(RESERVED)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Financial Performance

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto. This discussion summarizes the significant factors affecting our results of operations and the financial condition of our business during each of the fiscal years in the three-year period ended December 31, 2023.

	December 31,
(In thousands, except per share data)	2023	2022	2021

Net sales	$1,358,272	$1,371,815	$1,298,816
Gross profit	388,826	382,539	376,931
Gross profit %	28.6%	27.9%	29%
Operating income	92,677	104,135	128,999
Operating income %	6.8%	7.6%	9.9%
Earnings from continuing operations before income taxes	81,716	98,332	130,465
Provision for income taxes	18,368	25,206	31,044
Earnings from continuing operations	63,348	73,126	99,421
Loss from discontinued operations, net of income taxes	(28,996)	(17,691)	(8,467)
Net earnings	34,352	55,435	90,954
Net earnings attributable to noncontrolling interest	204	84	68
Net earnings attributable to SMP	34,148	55,351	90,886
Per share data attributable to SMP – Diluted:
Earnings from continuing operations	$2.85	$3.30	$4.39
Discontinued operations	(1.31)	(0.80)	(0.37)
Net earnings per common share	$1.54	$2.50	$4.02

Consolidated net sales for 2023 were $1,358.3 million, a decrease of $13.5 million, or 1% compared to net sales of $1,371.8 million in 2022; while consolidated net sales for 2022 increased $73 million, or 5.6%, compared to net sales of $1,298.8 million in 2021.  Consolidated net sales decreased in our Vehicle Control and Temperature Control operating segments, while net sales in our Engineered Solutions operating segment increased when compared to the comparable period in the prior year.

Our net sales performance in 2023 reflects the impact of multiple factors including:

•
lower sales in our Vehicle Control operating segment reflecting the impact of lower sales to a customer that filed for bankruptcy in the first quarter, as well as the negative impact of lower customer pipeline orders and softer fourth quarter sales,

•
lower sales in our Temperature Control operating segment reflecting the impact of a slow start to the season caused by a rainy spring and cool early summer temperatures across key markets. Although customer demand and net sales increased significantly in the third quarter of 2023 as summer temperatures increased, the strong third quarter 2023 net sales were not enough to offset the slow start to the season, and

•
strong demand and new business wins in our Engineered Solutions operating segment with continued optimism about the long-term growth potential of the complementary markets served in this newly created segment.

Index
Gross margins as a percentage of net sales in 2023 was 28.6% as compared to 27.9% in 2022.  The gross margin percentages in 2023 increased year-over-year in each of our Vehicle Control, Temperature Control and Engineered Solutions operating segments.  Overall, the gross margin increase as a percentage of sales in 2023 reflects the positive impact of increased pricing, improved operating performance, and the favorable customer sales mix in Engineered Solutions, which more than offset ongoing inflationary increases in certain raw materials, labor and transportation costs, as well as the lower fixed cost absorption due to lower production levels than those achieved in 2022 as we worked down inventory levels, and the weakening of the U.S. dollar on our international operations.  While we anticipate continued margin pressure resulting from inflationary headwinds, we believe that our annual cost savings initiatives coupled with our ability to pass through higher prices to our customers should help to offset much of this impact to our gross margins.

Operating margin as a percentage of net sales in 2023 was 6.8% as compared to 7.6% in 2022.  Included in our operating margin were selling, general and administrative expenses (“SG&A”) of $293.6 million, or 21.6% of net sales in 2023, $276.6 million, or 20.2% of net sales in 2022, and $247.5 million, or 19.1% of net sales in 2021.  The higher SG&A expenses in 2023 is principally due to the impact of (1) higher interest rate related costs of $14 million incurred in our supply chain financing arrangements and (2) higher distribution costs, all of which more than offset the positive 2023 comparative impact of the $7 million charge recorded in 2022 to reduce our outstanding accounts receivable balance from a customer that filed for bankruptcy in the first quarter of 2023 to our estimated recoverable amount.  Excluding the impact of the incremental interest rate costs incurred in our supply chain financing arrangements, SG&A expenses in the year ended December 31, 2023 were 20.6% of consolidated net sales, just slightly higher than the percentage in the comparable prior year period.

Overall, our core automotive aftermarket business remains strong, and we continue to be optimistic about the long-term growth potential of the complementary markets served in our Engineered Solutions operating segment.

New Distribution Facility in Shawnee, Kansas

In May 2023, we signed a lease for a new distribution facility in Shawnee, Kansas with a lease commencement date of July 1, 2023.  The new facility will expand our total distribution network square footage to meet our growing demands in the automotive aftermarket industry.  The new 575,000 square foot facility will replace our current 363,000 square foot facility in Edwardsville, Kansas, and integrate state-of-the-art technologies to deliver improved logistics capabilities, operational efficiencies, as well as enhanced employee, customer and supplier experiences.  The new facility is located just five miles away from our Edwardsville facility, enabling us to retain our existing workforce avoiding the additional costs of hiring and training. The facility will have a phased opening beginning in 2024 and be fully operational in early 2025.  We will incur additional costs in 2023 and 2024 during the phase-in period while we operate the two facilities.

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

Comparison of Results of Operations For Fiscal Years 2023 and 2022

Sales.  Consolidated net sales for 2023 were $1,358.3 million, a decrease of $13.5 million, or 1%, compared to $1,371.8 million in the same period of 2022, with the majority of our net sales to customers located in the United States.  Consolidated net sales decreased in our Vehicle Control and Temperature Control operating segments, while net sales in our Engineered Solutions operating segment increased when compared to the comparable period in the prior year.

The following table summarizes consolidated net sales by segment and by major product group within each segment for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Vehicle Control
Engine Management (Ignition, Emissions and Fuel Delivery)	$450,180	$454,571
Electrical and Safety	221,782	230,487
Wire Sets and Other	65,970	65,513
Total Vehicle Control	737,932	750,571

Temperature Control
AC System Components	237,756	245,484
Other Thermal Components	99,998	105,753
Total Temperature Control	337,754	351,237

Engineered Solutions
Commercial Vehicle	83,025	80,275
Construction/Agriculture	43,402	42,385
Light Vehicle	92,759	91,533
All Other	63,400	55,814
Total Engineered Solutions	282,586	270,007

Other	—	—

Total	$1,358,272	$1,371,815

Vehicle Control’s net sales for the year ended December 31, 2023 decreased $12.7 million, or 1.7%, to $737.9 million compared to $750.6 million in the same period of 2022.  The decrease in net sales in our Vehicle Control operating segment reflects the impact of lower sales to a customer that filed for bankruptcy in the first quarter of 2023, as well as the negative impact of lower customer pipeline orders in 2023 and softer fourth quarter sales.

Index
Temperature Control’s net sales for the year ended December 31, 2023 decreased $13.4 million, or 3.8%, to $337.8 million compared to $351.2 million in the same period of 2022.  The lower year-over-year Temperature Control net sales reflects the impact of a slow start to the season caused by a rainy spring and cool early summer temperatures across key markets which negatively impacted first and second quarter 2023 net sales.  After the slow start to the season, demand increased significantly in the third quarter of 2023 as summer temperatures increased.  The result was strong third quarter 2023 net sales, which was not enough to offset the slow start to the season. Demand for our Temperature Control products may vary significantly with summer weather conditions and customer inventory levels.

Engineered Solutions’ net sales for the year ended December 31, 2023 increased $12.6 million, or 4.7%, to $282.6 million compared to $270 million in the same period of 2022.  Overall, net sales in our Engineered Solutions operating segment showed year-over-year improvement driven by strong demand and new business wins, and we continue to be optimistic about the long-term growth potential of the complementary markets served in our newly created Engineered Solutions operating segment.

Gross Margins.  Gross margins, as a percentage of consolidated net sales, increased to 28.6% for 2023, compared to 27.9% for 2022.  The following table summarizes gross margins by segment for the years ended December 31, 2023 and 2022, respectively (in thousands):

Year Ended December 31,	Vehicle Control	Temperature Control	Engineered Solutions	Other	Total
2023
Net sales	$737,932	$337,754	$282,586	$—	$1,358,272
Gross margins	238,215	95,827	54,784	—	388,826
Gross margin percentage	32.3%	28.4%	19.4%	—	28.6%

2022
Net sales	$750,571	$351,237	$270,007	$—	$1,371,815
Gross margins	232,267	98,913	51,359	—	382,539
Gross margin percentage	30.9%	28.2%	19%	—	27.9%

Compared to 2022, gross margins at Vehicle Control increased 1.4 percentage points from 30.9% to 32.3%. Gross margins at Temperature Control increased 0.2 percentage points from 28.2% to 28.4%, and gross margins at Engineered Solutions increased 0.4 percentage points from 19% to 19.4%.

The gross margin percentage increase in our Vehicle Control operating segment reflects the positive impact of increased pricing and operating performance, which more than offset increases in material and labor costs, as well as the lower fixed cost absorption due to lower production levels than those achieved in the same period in 2022.  The gross margin percentage increase in our Temperature Control operating segment reflects the impact increased pricing and operating performance; while the gross margin percentage increase at our Engineered Solutions operating segment is driven primarily by favorable customer sales mix and increased pricing.  All of our operating segments were negatively impacted by the ongoing inflationary cost increases in certain raw materials, labor and transportation expenses.  While we anticipate continued margin pressure resulting from inflationary headwinds, we believe that our annual cost savings initiatives coupled with our ability to pass through higher prices to our customers should help to offset much of this impact to our gross margins.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) increased to $293.6 million, or 21.6% of consolidated net sales in 2023, as compared to $276.6 million, or 20.2% of consolidated net sales in 2022.  The $17 million increase in SG&A expenses as compared to 2022 is principally due to the impact of (1) higher interest related costs of $14 million incurred in our supply chain financing arrangements and (2) higher distribution cost, all of which more than offset the positive 2023 comparative impact of the $7 million charge recorded in 2022 to reduce our outstanding accounts receivable balance from one of our customers that filed a petition for bankruptcy in January 2023 to our estimated recovery amount.  Excluding the impact of the incremental interest rate costs incurred in our supply chain financing arrangements, SG&A expenses in 2023 were 20.6% of consolidated net sales, slightly higher than the percentage in the comparable prior year period.

Index
Restructuring and Integration Expenses.  Restructuring and integration expenses were $2.6 million in 2023 compared to restructuring and integration expenses of $1.9 million in 2022.  Restructuring and integration expenses in 2023 consists of (1) the $2.5 million of costs incurred in our 2022 cost reduction initiative, and (2) the $0.1 million increase in environmental cleanup costs for ongoing remediation in connection with the prior closure of our manufacturing operations at our Long Island City, New York location; while 2022 expenses consists of (1) costs of $1.5 million incurred in our 2022 cost reduction initiative, (2) relocation expenses of $0.2 million of certain inventory, machinery, and equipment acquired in our 2021 soot sensor acquisition to our facilities in Independence, Kansas and Bialystok, Poland, and (3) the $0.2 million increase in environmental cleanup costs for ongoing remediation in connection with the prior closure of our manufacturing operations at our Long Island City, New York location.

During the fourth quarter of 2022, to further our ongoing efforts to improve operating efficiencies and reduce costs, we announced plans for a reduction in our sales force, and initiated plans to relocate certain product lines from our Independence, Kansas manufacturing facility and from our St. Thomas, Canada manufacturing facility to our manufacturing facilities in Reynosa, Mexico.  Total restructuring and integration expenses related to the initiative were $2.5 million and $1.5 million 2023 and 2022, respectively.  Expenses related to the initiative for the year ended December 31, 2023 consist of (1) expenses of approximately $0.7 million related to a further sales force reduction, (2) expenses of $1.3 million of employee severance and bonuses related to our product line relocations, and (3) expenses of $0.5 million related to the relocation of machinery and equipment to our manufacturing facilities in Reynosa, Mexico.  Expenses related to the initiative for the year ended December 31, 2022 consist of (1) expenses of $0.9 million related to our sales force reduction, and (2) expenses of $0.6 million consisting of employee severance related to our product line relocations.  Additional restructuring costs related to the initiative, and expected to be incurred, are approximately $0.5 million.  We anticipate that the Cost Reduction Initiative will be completed by the end of the second quarter of 2024.

Operating Income.  Operating income was $92.7 million, or 6.8%, of consolidated net sales in 2023, compared to $104.1 million, or 7.6%, of consolidated net sales in 2022.  The year-over-year decrease in operating income of $11.4 million is the result of lower net sales, higher SG&A expenses, consisting primarily of higher interest rate related costs of $14 million incurred in our supply chain financing arrangements, and higher restructuring and integration expenses offset, in part, by higher gross margins as a percentage of sales.

Other Non-Operating Income (Expense), Net.  Other non-operating income, net was $2.3 million in 2023, compared to $4.8 million in 2022.  The year-over-year decrease in other non-operating income, net results from the decrease in year-over-year equity income from our joint ventures, and the unfavorable impact of changes in foreign currency exchange rates.  The decline in equity income from our joint ventures is due, in part, to lower production levels related to inventory reduction plans, and the impact of our acquisition of an additional 15% equity interest in Gwo Yng.  Commencing in July 2023, on the date of our 15% increase in equity interest, the financial results of Gwo Yng were no longer accounted for under the equity method of accounting.  Instead, Gwo Yng’s financial results were reported on a consolidated basis, resulting in lower joint venture equity income.

Interest Expense.  Interest expense increased to $13.3 million in 2023, compared to $10.6 million in 2022.  The year-over-year increase in interest expense reflects the impact of higher year-over-year average interest rates on our credit facilities when compared to 2022, which more than offset the impact of lower average outstanding balances.

Income Tax Provision.  The income tax provision for 2023 was $18.4 million at an effective tax rate of 22.5%, compared to $25.2 million at an effective tax rate of 25.6% in 2022.  The lower effective tax rate in 2023 compared to 2022 reflects the impact of lower state and local income taxes due to changes in state laws, rates and filing methodologies, changes in foreign and domestic mix, and the effective rate impact of lower year-over-year pre-tax income.

Index
Loss From Discontinued Operations.  Loss from discontinued operations, net of income tax, reflects information contained in the actuarial studies performed as of August 31, 2023 and 2022, as well as other information available and considered by us, and legal expenses and other costs associated with our asbestos-related liability.  During the years ended December 31, 2023 and 2022, we recorded a net loss of $29 million and $17.7 million from discontinued operations, respectively.  The loss from discontinued operations for the year ended December 31, 2023 and 2022 includes (1) a $23.8 million and $18.5 million pre-tax provision, respectively, to increase our indemnity liability in line with the 2023 and 2022 actuarial studies; (2) legal and other miscellaneous expenses, before taxes, of $4.9 million and $5.4 million for 2023 and 2022, respectively, and (3) a $10.5 million pre-tax provision in 2023 related to a breach of contract legal proceeding.  As discussed more fully in Note 23 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements in Item 8 of this Report, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Net Earnings Attributable to Noncontrolling Interest.  Net earnings attributable to noncontrolling interest relates to the minority shareholders’ interest in our 70% owned joint venture in Hong Kong, with operations in Shanghai and Wuxi, China (“Trombetta Asia, Ltd.”) and, in our 80% ownership in Gwo Yng, commencing in July 2023 upon the completion of our step acquisition. Net earnings attributable to the noncontrolling interest were $204,000 and $84,000 during the years ended December 31, 2023 and 2022, respectively. For additional information on the Gwo Yng step acquisition, see Note 2, “Business Acquisitions and Investments,” in the notes to our consolidated financial statements (unaudited).

Comparison of Results of Operations For Fiscal Years 2022 and 2021

Sales.  Consolidated net sales for 2022 were $1,371.8 million, an increase of $73 million, or 5.6%, compared to $1,298.8 million in the same period of 2022, with the majority of our net sales to customers located in the United States.  Consolidated net sales increased across all of our operating segments, when compared to the comparable period in the prior year.

The following table summarizes consolidated net sales by segment and by major product group within each segment for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Vehicle Control
Engine Management (Ignition, Emissions and Fuel Delivery)	$454,571	$444,196
Electrical and Safety	230,487	224,520
Wire Sets and Other	65,513	68,715
Total Vehicle Control	750,571	737,431

Temperature Control
AC System Components	245,484	231,466
Other Thermal Components	105,753	92,614
Total Temperature Control	351,237	324,080

Engineered Solutions
Commercial Vehicle	80,275	76,066
Construction/Agriculture	42,385	33,220
Light Vehicle	91,533	86,440
All Other	55,814	41,579
Total Engineered Solutions	270,007	237,305

Other	—	—

Total	$1,371,815	$1,298,816

Vehicle Control’s net sales for the year ended December 31, 2022 increased $13.2 million, or 1.8%, to $750.6 million compared to $737.4 million in the same period of 2021.  The increase in net sales in our Vehicle Control operating segment reflects the impact of strong customer demand and price increases implemented in 2022, which were implemented to pass through inflationary increases in raw materials, distribution and labor costs.

Index
Temperature Control’s net sales for the year ended December 31, 2022 increased $27.1 million, or 8.4%, to $351.2 million compared to $324.1 million in the same period of 2021.  The increase in net sales in our Temperature Control segment reflects the impact of continued strong customer demand, with the elevated demand we saw in 2021 holding firm, fueled by record heat across the country in 2022 and the replenishment of customer inventory levels after very warm summer conditions in 2021, and the impact of price increases, which were implemented to pass through inflationary increases in raw materials, distribution and labor costs.  Demand for our Temperature Control products may vary significantly with summer weather conditions and customer inventory levels.

Engineered Solutions’ net sales for the year ended December 31, 2022 increased $32.7 million, or 13.8%, to $270 million compared to $237.3 million in the same period of 2021.  The increase in net sales in our Engineered Solutions operating segment reflects the impact of the positive contribution of incremental sales from our soot sensor, Trombetta and Stabil acquisitions of $44.6 million.  Compared to the year ended December 31, 2021, excluding the incremental net sales from the acquisitions, Engineered Solutions net sales decreased $11.9 million, or 5%.

Gross Margins.  Gross margins, as a percentage of consolidated net sales, decreased to 27.9% for 2022, compared to 29% for 2021.  The following table summarizes gross margins by segment for the years ended December 31, 2022 and 2021, respectively (in thousands):

Year Ended December 31,	Vehicle Control	Temperature Control	Engineered Solutions	Other	Total
2022
Net sales	$750,571	$351,237	$270,007	$—	$1,371,815
Gross margins	232,267	98,913	51,359	—	382,539
Gross margin percentage	30.9%	28.2%	19%	—	27.9%

2021
Net sales	$737,431	$324,080	$237,305	$—	$1,298,816
Gross margins	238,790	91,738	46,403	—	376,931
Gross margin percentage	32.4%	28.3%	19.6%	—	29%

Compared to 2021, gross margins at Vehicle Control decreased 1.5 percentage points from 32.4% to 30.9%, gross margins at Temperature Control decreased 0.1 percentage points from 28.3% to 28.2%, and gross margins at Engineered Solutions decreased 1.6 percentage points from 19.6% to 19%.

The gross margin percentage decrease in Vehicle Control compared to the prior year reflects the impact of lower fixed cost absorption due to lower and more normalized production, inflationary cost increases in raw materials, labor and transportation, which were somewhat offset by increased pricing, and higher freight and related expenses resulting from higher inventory levels. The slight gross margin percentage decrease in Temperature Control compared to the prior year reflects the impact of inflationary cost increases in raw materials, labor and transportation, and higher freight and related expenses resulting from higher inventory levels, which were offset by seasonal volume, customer mix and increased pricing.  The gross margin percentage decrease in Engineered Solutions compared to the prior year reflects the impact of inflationary cost increases in raw materials, labor and transportation.  While we anticipate continued margin pressures across all of our segments resulting from inflationary cost increases, we believe that our annual cost initiatives, and our ability to pass through higher prices to our customers, will help to offset the impact of the inflationary increases on our margins.

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

Index
Restructuring and Integration Expenses.  Restructuring and integration expenses were $1.9 million in 2022 compared to restructuring and integration expenses of $0.4 million in 2021.  Restructuring and integration expenses incurred in 2022 of $1.9 million related to (1) severance costs of $0.9 million in connection with a reduction in our sales force, (2) expenses of $0.6 million consisting of employee severance costs related to our product line relocations from our Independence, Kansas manufacturing facility and from our St. Thomas, Canada manufacturing facility to our manufacturing facilities in Reynosa, Mexico, (3) relocation expenses of $0.2 million of certain inventory, machinery, and equipment acquired in our 2021 soot sensor acquisition to our facilities in Independence, Kansas and Bialystok, Poland, and (4) the $0.2 million increase in environmental cleanup costs for ongoing monitoring and remediation in connection with the prior closure of our manufacturing operations at our Long Island City, New York location.

Restructuring and integration expenses incurred in 2021 of $0.4 million related to the relocation of certain inventory, machinery, and equipment acquired in our 2021 soot sensor acquisition to our facilities in Independence, Kansas and Bialystok, Poland.  The soot sensor product line relocation has been completed.

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

	December 31,
(In thousands)	2023	2022

Operating cash flows	$144,260	$(27,533)
Total debt	$156,211	$239,620
Cash and cash equivalents	32,526	21,150
Net debt	$123,685	$218,470
Remaining borrowing capacity	$334,180	$255,631
Total liquidity	366,706	276,781

Operating Activities.  During 2023, cash provided by operating activities was $144.3 million compared to cash used in operating activities of $27.5 million in 2022.  The increase in cash provided by operating activities resulted primarily from the larger year-over-year decrease in accounts receivable, the decrease in inventories compared to an increase in inventories in the prior year, the increase in accounts payable compared to a decrease in accounts payable in the prior year, no change in prepaid expenses and other current assets compared to an increase in prepaid expenses and other current assets in the prior year, and the smaller year-over-year decrease in sundry payables and accrued expenses offset, in part, by the decrease in net earnings.

Net earnings during 2023 were $34.4 million compared to $55.4 million in 2022.  During 2023, (1) the decrease in accounts receivable was $8 million compared to the year-over-year decrease in accounts receivable of $6.9 million in 2022; (2) the decrease in inventories was $29.5 million compared to the year-over-year increase in inventories of $67.5 million in 2022; (3) the increase in accounts payable was $19.6 million compared to the year-over-year decrease in accounts payable of $48.6 million in 2022; (4) there was no change in prepaid expenses and other current assets compared to the year-over-year increase in prepaid expenses and other current assets of $5.5 million in 2022; and (5) the decrease in sundry payables and accrued expenses was $4.3 million compared to the year-over-year decrease in sundry payables and accrued expenses of $29.1 million in 2022.  During 2023, we generated operating cash flow of $144.3 million by reducing our inventory to more normalized levels while actively managing our accounts receivable and accounts payable.  We will continue to manage our working capital to maximize our operating cash flow.  Now that global supply chains have stabilized, allowing us to lower working capital in 2023, we expect cash flows from operations will return to historical levels in 2024.

Investing Activities.  Cash used in investing activities was $25.7 million in 2023 compared to $27.8 million in 2022.  Investing activities during 2023 consisted of (1) the payment of $4 million for our acquisition of an additional 15% equity interest in Foshan GWO YNG SMP Vehicle Climate Control & Cooling Products Co., Ltd. (“Gwo Yng”) and (2) capital expenditures of $28.6 million offset, in part, by cash acquired of $6.8 million in the Gwo Yng step acquisition.

Index
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

Financing Activities.  Cash used in financing activities was $109.6 million in 2023 compared to cash provided by financing activities of $55.5 million in 2022.  During 2023, we (1) reduced our borrowings under our Credit Agreement by $83.5 million; and (2) paid dividends of $25.2 million and $0.7 million to shareholders of our noncontrolling interests, respectively.  Cash provided by our operating activities was used to reduce our borrowings under our Credit Agreement, fund our investing activities and pay dividends.

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

Cash provided by financing activities was $55.5 million in 2022.  During 2022, we (1) increased our borrowings under our revolving credit facilities by $114.2 million; (2) reduced our borrowings under lease obligations and our Polish overdraft facility by $2.9 million; (3) made cash payments of $2.1 million for debt issuance costs in connection with our refinancing; (4) made cash payments for the repurchase of shares of our common stock of $29.7 million; and (5) paid dividends of $23.4 million.  Cash provided by borrowings under our credit facilities were used to fund our operating activities, investing activities, reduce our borrowings under lease obligations and our Polish overdraft facility, pay debt issuance costs in connection with the refinancing, purchase shares of our common stock and pay dividends.

Dividends of $25.2 million and $23.4 million were paid in 2023 and 2022, respectively.  Quarterly dividends were paid at a rate of $0.29 in 2023 and $0.27 in 2022.

Comparison of Liquidity and Capital Resources For Fiscal Years 2022 and 2021

For a detailed discussion of our Liquidity and Capital Resources comparison of fiscal year 2022 to fiscal year 2021, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Liquidity

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

Outstanding borrowings at December 31, 2023 under the Credit Agreement were $156 million, consisting of current borrowings of $5 million and long-term debt of $151 million; while outstanding borrowings at December 31, 2022 were $239.5 million, consisting of current borrowings of $55 million and long-term debt of $184.5 million.  Letters of credit outstanding under the Credit Agreement were $2.3 million and $2.4 million at December 31, 2023 and 2022, respectively.

At December 31, 2023, the weighted average interest rate under our Credit Agreement was 5%, which consisted of $156 million in borrowings at 5% under Term SOFR, adjusted for the impact of the interest rate swap agreement on $100 million of borrowings.  At December 31, 2022, the weighted average interest rate under our Credit Agreement was 5.2%, which consisted of $237 million in borrowings at 5.2% under Term SOFR, adjusted for the impact of the interest rate swap agreement on $100 million of borrowings, and an alternative base rate borrowing of $2.5 million at 8%.  During the year ended December 31, 2023, our average daily alternative base rate loan balance was $0.1 million, compared to a balance of $5.6 million for the year ended December 31, 2022.

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

Index
In November 2023, our Polish subsidiary, SMP Poland sp. z.o.o., further amended its overdraft facility with HSBC Continental Europe (Spolka Akcyjna) Oddzial w Polsce.  The overdraft facility, as amended, provides for borrowings under the facility in Euros and U.S. Dollars.  Under the amended terms, the overdraft facility provides for borrowings of up to Zloty 30 million (approximately $7.6 million) if borrowings are solely in Zloty, or up to 85% of the Zloty 30 million limit (approximately $6.5 million) if borrowings are in Euros and/or U.S. Dollars.  The overdraft facility has a maturity date in March 2024, with automatic three-month renewals until June 2027, subject to cancellation by either party, at its sole discretion, at least 30 days prior to the commencement of the three-month renewal period.  Borrowings under the amended overdraft facility will bear interest at a rate equal to (1) the one month Warsaw Interbank Offered Rate (“WIBOR”) + 1.0% for borrowings in Polish Zloty, (2) the one month Euro Interbank Offered Rate (“EURIBOR”) + 1.0% for borrowings in Euros, and (3) the Mid-Point of the Fed Target Range + 1.25% for borrowings in U.S Dollars.  Borrowings under the overdraft facility are guaranteed by Standard Motor Products, Inc., the ultimate parent company.  There were no borrowings outstanding under the overdraft facility at both December 31, 2023 and December 31, 2022.

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

Pursuant to these agreements, we sold $830.8 million and $813.7 million of receivables for the years ended December 31, 2023 and 2022, respectively. Receivables presented at financial institutions and not yet collected as of December 31, 2023 were $4.5 million and remained in our receivable balance as of that date. There were no receivables presented at financial institutions and not yet collected as of December 31, 2022.  All receivables sold were reflected as a reduction of accounts receivable in the consolidated balance sheet at the time of sale.  A charge in the amount of $46 million, $32 million and $11.5 million related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021, respectively.

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

In January 2023, one of our customers filed a petition for bankruptcy.  In connection with the bankruptcy filing, we evaluated our potential risk and exposure as related to our outstanding accounts receivable balance from the customer as of December 31, 2022, and estimated our anticipated recovery.  As a result of our evaluation, we recorded a $7 million pre-tax charge during the year ended December 31, 2022 to reduce our accounts receivable balance to our estimated recovery.  The $7 million pre-tax charge was included in selling, general and administrative expenses in our consolidated statement of operations.  The bankruptcy court proceedings have continued into 2023.  Although the courts have named us a “critical supplier,” the funds allocated to us have not yet been determined and, as such, we have not recorded an adjustment to the $7 million pre-tax charge previously recorded.

In March 2020, our Board of Directors authorized the purchase of up to $20 million of our common stock under a stock repurchase program.  Stock repurchases under this program during the year ended December 31, 2021 were 150,273 shares of our common stock at a total cost of $6.5 million thereby completing the 2020 Board of Directors authorization.

In February 2021, our Board of Directors authorized the purchase of up to an additional $20 million of our common stock under a stock repurchase program.  Stock repurchases under this program during the year ended December 31, 2021 were 464,992 shares of our common stock at a total cost of $20 million, thereby completing the February 2021 Board of Directors authorization.

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

Material Cash Commitments

Material cash commitments as of December 31, 2023 consist of required cash payments to service our outstanding borrowings of $156 million under our Credit Agreement with JPMorgan Chase Bank, N.A., as agent and the future minimum cash requirements of $131.7 million through 2034 under operating leases.  All of our other cash commitments as of December 31, 2023 are not material.  For additional information related to our material cash commitments, see Note 7, “Leases,” and Note 11, “Credit Facilities and Long-Term Debt,” of the Notes to Consolidated Financial Statements in Item 8 of this Report.

We anticipate that our cash flow from operations, available cash, and available borrowings under our Credit Agreement will be adequate to meet our future liquidity needs for at least the next twelve months.  Significant assumptions underlie this belief, including, among other things, that we will be able to mitigate the future impact, if any, of disruptions in the supply chain caused by geo-political risks, future increases in interest rates, and significant inflationary cost increases in raw materials, labor and transportation that we are unable to pass through our customers, macroeconomic uncertainty, and that there will be no material adverse developments in our business, liquidity or capital requirements.  If material adverse developments were to occur in any of these areas, there can be no assurance that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our Credit Agreement in amounts sufficient to enable us to pay the principal and interest on our indebtedness, or to fund our other liquidity needs.  In addition, if we default on any of our indebtedness, or breach any financial covenant in our Credit Agreement, our business could be adversely affected.

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

You should be aware that preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. We can give no assurances that actual results will not differ from those estimates.  Although we do not believe that there is a reasonable likelihood that there will be a material change in the future estimates, or in the assumptions that we use in calculating the estimates, the uncertain future effects, if any, of the disruptions in the supply chain caused by geo-political risks, future increases in interest rates, inflation, macroeconomic uncertainty, and other unforeseen changes in the industry, or business, could materially impact the estimates, and may have a material adverse effect on our business, financial condition and results of operations.

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

Exchange Rate Risk

We have exchange rate exposure, primarily, with respect to the Canadian Dollar, the Euro, the British Pound, the Polish Zloty, the Hungarian Forint, the Mexican Peso, the Taiwan Dollar, the Chinese Yuan Renminbi and the Hong Kong Dollar.  As of December 31, 2023 and December 31, 2022, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore, the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows.  This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the incremental effect of such a change on our foreign currency denominated revenues.

Interest Rate Risk

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To reduce our market risk for changes in interest rates on our variable rate borrowings, and to manage a portion of our exposure to changes in interest rates, we occasionally enter into interest rate swap agreements.

Index
In June 2022, we entered into a seven year interest rate swap agreement with a notional amount of $100 million that is to mature in May 2029.  The interest rate swap agreement has been designated as a cash flow hedge of interest payments on $100 million of borrowings under our Credit Agreement. Under the terms of the swap agreement, we will receive monthly variable interest payments based on one month Term SOFR and will pay interest based upon a fixed rate of 2.683% per annum, adjusted upward for the credit spread adjustment in the Credit Agreement of 0.10% and the loan margin in the Credit Agreement of 1.25% at December 31, 2023.

As of December 31, 2023, we had approximately $156 million of outstanding borrowings under our Credit Agreement, of which approximately $56 million bears interest at variable rates of interest and $100 million bears interest at fixed rates, after consideration of the interest rate swap agreement entered into in June 2022.  Additionally, we invest our excess cash in highly liquid short-term investments. Based upon our current level of borrowings under our Credit Agreement and our excess cash, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate may have an approximate $0.2 million annualized negative impact on our earnings or cash flows.

In addition, we are party to several supply chain financing arrangements, in which we may sell certain of our customers’ trade accounts receivable to such customers’ financial institutions.  We sell our undivided interests in certain of these receivables at our discretion when we determine that the cost of these arrangements is less than the cost of servicing our receivables with existing debt.  During the year ended December 31, 2023, we sold $830.8 million of receivables.  Depending upon the level of sales of receivables pursuant these agreements, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the margin rate may have an approximate $8.3 million negative impact on our earnings or cash flows.  The charge related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations.

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

We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control - Integrated Framework.  Based on our assessment using those criteria, we concluded that, as of December 31, 2023, our internal control over financial reporting is effective.

Our independent registered public accounting firm, KPMG LLP, has audited our consolidated financial statements as of and for the year ended December 31, 2023 and has also audited the effectiveness of our internal control over financial reporting as of December 31, 2023.  KPMG’s report appears on the following pages of this “Item 8. Financial Statements and Supplementary Data.”

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Standard Motor Products, Inc. and Subsidiaries:

Opinion on Internal Control Over Financial Reporting

We have audited Standard Motor Products, Inc and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement Schedule II, Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated February 22, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

New York, New York
February 22, 2024

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Standard Motor Products, Inc. and Subsidiaries:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Standard Motor Products, Inc. and Subsidiaries’ (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2023, and the related notes and financial statement Schedule II Valuation and Qualifying Accounts (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Asbestos liability and litigation

As discussed in Notes 1 and 23 to the consolidated financial statements, the Company is involved in asbestos litigation and has a potential asbestos liability. As of December 31, 2023, the accrued asbestos liability was $82 million.  The Company’s asbestos liability represents the low end of the actuarially determined range of the undiscounted liability for settlement payments and awards of asbestos related damages, excluding legal costs and any potential recovery from insurance carriers.

We identified the assessment of the asbestos liability recorded as a critical audit matter. This required subjective auditor judgment, due to the nature of the estimate and assumptions, including the applicability of those assumptions to the current facts and circumstances, as well as judgments about future events and uncertainties. Specialized skills were needed to evaluate the Company’s key assumptions. The key assumptions included future claim filings, closed with pay ratios, closed with pay lag patterns, settlement values, and large claims. Minor changes to these key assumptions could have had a significant effect on the Company’s assessment of the accrual for the asbestos liability.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the asbestos liability estimation process. This included controls related to the key assumptions and the claims data utilized in the process, and the potential need for an updated actuarial valuation. We evaluated the asbestos related legal cases settled during the year and the number of open cases as of year-end by reading letters received directly from the Company’s external and internal legal counsel. We tested a selection of claims data used in the actuarial model by comparing the selection items to underlying claims documentation. We involved an actuarial professional with specialized skills and knowledge, who assisted in evaluating (1) the future claim filings assumption by developing an independent expectation and comparing it against the Company’s future claim filing assumption, and (2) the closed with pay ratios, closed with pay lag patterns, settlement values, and large claims by comparing them to the Company’s historical experience.

/s/ KPMG LLP

We have served as the Company’s auditor since 2010.

New York, New York
February 22, 2024

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands, except share and per share data)
Net sales	$1,358,272	$1,371,815	$1,298,816
Cost of sales	969,446	989,276	921,885
Gross profit	388,826	382,539	376,931
Selling, general and administrative expenses	293,583	276,626	247,547
Restructuring and integration expenses	2,642	1,891	392
Other income, net	76	113	7
Operating income	92,677	104,135	128,999
Other non-operating income, net	2,326	4,814	3,494
Interest expense	13,287	10,617	2,028
Earnings from continuing operations before income taxes	81,716	98,332	130,465
Provision for income taxes	18,368	25,206	31,044
Earnings from continuing operations	63,348	73,126	99,421
Loss from discontinued operations, net of income tax benefit of $10,188, $6,216 and $2,975	(28,996)	(17,691)	(8,467)
Net earnings	34,352	55,435	90,954
Net earnings attributable to noncontrolling interest	204	84	68
Net earnings attributable to SMP (a)	$34,148	$55,351	$90,886

Net earnings attributable to SMP
Earnings from continuing operations	$63,144	$73,042	$99,353
Discontinued operations	(28,996)	(17,691)	(8,467)
Total	$34,148	$55,351	$90,886

Per share data attributable to SMP
Net earnings per common share – Basic:
Earnings from continuing operations	$2.91	$3.37	$4.49
Discontinued operations	(1.34)	(0.82)	(0.39)
Net earnings per common share – Basic	$1.57	$2.55	$4.10

Net earnings per common share – Diluted:
Earnings from continuing operations	$2.85	$3.30	$4.39
Discontinued operations	(1.31)	(0.80)	(0.37)
Net earnings per common share – Diluted	$1.54	$2.50	$4.02

Dividend declared per share	$1.16	$1.08	$1.00

Average number of common shares	21,716,177	21,683,719	22,147,479
Average number of common shares and dilutive common shares	22,161,341	22,139,981	22,616,456

(a)  Throughout this Form 10-K, “SMP” refers to Standard Motor Products, Inc. and subsidiaries.

See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Net earnings	$34,352	$55,435	$90,954
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7,447	(8,222)	(2,462)
Derivative instruments	(924)	3,823	—
Pension and postretirement plans	(13)	(15)	(16)
Total other comprehensive income (loss), net of tax	6,510	(4,414)	(2,478)
Total comprehensive income	40,862	51,021	88,476
Comprehensive income (loss) attributable to noncontrolling interest, net of tax:
Net earnings	204	84	68
Foreign currency translation adjustments	14	(113)	15
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	218	(29)	83
Comprehensive income attributable to SMP	$40,644	$51,050	$88,393

See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
	(Dollars in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,526	$21,150
Accounts receivable, less allowances for discounts and expected credit losses of $8,045 and $5,375 in 2023 and 2022, respectively	160,282	167,638
Inventories	507,075	528,715
Unreturned customer inventories	18,240	19,695
Prepaid expenses and other current assets	26,100	25,241
Total current assets	744,223	762,439

Property, plant and equipment, net	121,872	107,148
Operating lease right-of-use assets	100,065	49,838
Goodwill	134,729	132,087
Other intangibles, net	92,308	100,504
Deferred incomes taxes	40,533	33,658
Investments in unconsolidated affiliates	24,050	41,745
Other assets	35,267	27,510
Total assets	$1,293,047	$1,254,929
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of revolving credit facility	$—	$50,000
Current portion of term loan and other debt	5,029	5,031
Accounts payable	107,455	89,247
Sundry payables and accrued expenses	63,303	49,990
Accrued customer returns	38,238	37,169
Accrued core liability	18,399	22,952
Accrued rebates	42,278	37,381
Payroll and commissions	29,561	31,361
Total current liabilities	304,263	323,131

Long-term debt	151,182	184,589
Noncurrent operating lease liabilities	88,974	40,709
Other accrued liabilities	25,742	22,157
Accrued asbestos liabilities	72,013	63,305
Total liabilities	642,174	633,891
Commitments and contingencies

Stockholders’ equity:
Common Stock - par value $2.00 per share:
Authorized 30,000,000 shares, issued 23,936,036 shares	47,872	47,872
Capital in excess of par value	101,751	105,615
Retained earnings	573,226	564,242
Accumulated other comprehensive income	(5,974)	(12,470)
Treasury stock - at cost (2,018,982 shares and 2,350,377 shares in 2023 and 2022, respectively)	(81,811)	(95,239)
Total SMP stockholders’ equity	635,064	610,020
Noncontrolling interest	15,809	11,018
Total stockholders’ equity	650,873	621,038
Total liabilities and stockholders’ equity	$1,293,047	$1,254,929

See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$34,352	$55,435	$90,954
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	29,022	28,298	27,243
Amortization of deferred financing cost	491	421	228
Increase (decrease) to allowance for expected credit losses	2,943	(757)	451
Increase (decrease) to inventory reserves	3,068	6,035	(585)
Customer bankruptcy charge	—	7,002	—
Equity income from joint ventures	(2,070)	(3,464)	(3,295)
Employee Stock Ownership Plan allocation	2,966	2,296	2,513
Stock-based compensation	6,598	8,178	9,479
(Increase) in deferred income taxes	(6,952)	(713)	(1,801)
Increase in tax valuation allowance	674	1,068	466
Loss on discontinued operations, net of tax	28,996	17,691	8,467
Change in assets and liabilities:
Decrease in accounts receivable	7,965	6,916	28,464
(Increase) decrease in inventories	29,494	(67,495)	(107,609)
(Increase) in prepaid expenses and other current assets	(70)	(5,509)	(843)
Increase (decrease) in accounts payable	19,645	(48,604)	33,046
Increase (decrease) in sundry payables and accrued expenses	(4,284)	(29,089)	13,430
Net changes in other assets and liabilities	(8,578)	(5,242)	(15,044)
Net cash provided by (used in) operating activities	144,260	(27,533)	85,564

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and investments in businesses	(3,954)	(1,934)	(125,419)
Cash acquired in step acquisition	6,779	—	—
Capital expenditures	(28,633)	(25,956)	(25,875)
Other investing activities	108	73	45
Net cash used in investing activities	(25,700)	(27,817)	(151,249)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under term loan	—	100,000	—
Repayments of term loan	(5,000)	(2,500)	—
Net borrowings (repayments) under revolving credit facilities	(78,500)	16,702	115,298
Net borrowings (repayments) of other debt and lease obligations	(58)	(2,895)	3,048
Purchase of treasury stock	—	(29,656)	(26,862)
Payments of debt issuance costs	—	(2,128)	—
Increase (decrease) in overdraft balances	(189)	(595)	247
Dividends paid	(25,164)	(23,428)	(22,179)
Dividends paid to noncontrolling interest	(700)	—	(540)
Net cash provided by (used in) financing activities	(109,611)	55,500	69,012
Effect of exchange rate changes on cash	2,427	(755)	(1,060)
Net increase (decrease) in cash and cash equivalents	11,376	(605)	2,267
CASH AND CASH EQUIVALENTS at beginning of year	21,150	21,755	19,488
CASH AND CASH EQUIVALENTS at end of year	$32,526	$21,150	$21,755

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$14,597	$9,892	$1,721
Income taxes	$16,019	$25,015	$26,323

See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2023, 2022 and 2021

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total SMP	Non- controlling Interest	Total
(In thousands)
BALANCE AT DECEMBER 31, 2020	$47,872	$105,084	$463,612	$(5,676)	$(60,656)	$550,236	$—	$550,236
Noncontrolling interest in business acquired	—	—	—	—	—	—	11,504	11,504
Net earnings	—	—	90,886	—	—	90,886	68	90,954
Other comprehensive loss, net of tax	—	—	—	(2,493)	—	(2,493)	15	(2,478)
Cash dividends paid ($1.00 per share)	—	—	(22,179)	—	—	(22,179)	—	(22,179)
Purchase of treasury stock	—	—	—	—	(26,862)	(26,862)	—	(26,862)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(540)	(540)
Stock-based compensation	—	159	—	—	9,320	9,479	—	9,479
Employee Stock Ownership Plan	—	134	—	—	2,379	2,513	—	2,513

BALANCE AT DECEMBER 31, 2021	47,872	105,377	532,319	(8,169)	(75,819)	601,580	11,047	612,627
Net earnings	—	—	55,351	—	—	55,351	84	55,435
Other comprehensive loss, net of tax	—	—	—	(4,301)	—	(4,301)	(113)	(4,414)
Cash dividends paid ($1.08 per share)	—	—	(23,428)	—	—	(23,428)	—	(23,428)
Purchase of treasury stock	—	—	—	—	(29,656)	(29,656)	—	(29,656)
Stock-based compensation	—	(131)	—	—	8,309	8,178	—	8,178
Employee Stock Ownership Plan	—	369	—	—	1,927	2,296	—	2,296

BALANCE AT DECEMBER 31, 2022	47,872	105,615	564,242	(12,470)	(95,239)	610,020	11,018	621,038
Noncontrolling interest in step acquisition	—	—	—	—	—	—	5,273	5,273
Net earnings	—	—	34,148	—	—	34,148	204	34,352
Other comprehensive loss, net of tax	—	—	—	6,496	—	6,496	14	6,510
Cash dividends paid ($1.16 per share)	—	—	(25,164)	—	—	(25,164)	—	(25,164)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(700)	(700)
Stock-based compensation	—	(3,880)	—	—	10,478	6,598	—	6,598
Employee Stock Ownership Plan	—	16	—	—	2,950	2,966	—	2,966

BALANCE AT DECEMBER 31, 2023	$47,872	$101,751	$573,226	$(5,974)	$(81,811)	$635,064	$15,809	$650,873

See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Principles of Consolidation

Standard Motor Products, Inc. and its subsidiaries (referred to hereinafter in these notes to the consolidated financial statements as “we,” “us,” “our,” “SMP,” or the “Company”) is a leading manufacturer and distributor of premium replacement parts in the automotive aftermarket, and a custom-engineered solutions provider to vehicle and equipment manufacturers in diverse non-aftermarket end markets.  Our automotive aftermarket is comprised of two segments, Vehicle Control and Temperature Control, while our Engineered Solutions segment offers a broad array of conventional and future-oriented technologies in markets for commercial and light vehicles, construction, agriculture, power sports, marine, hydraulics and lawn and garden.  We sell our products primarily to retailers, warehouse distributors, original equipment manufacturers and original equipment service part operations in the United States, Canada, Europe, Asia, Mexico and other Latin American countries.

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

Use of Estimates

The preparation of consolidated annual and quarterly financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods.  We have made a number of estimates and assumptions in the preparation of these consolidated financial statements.  We can give no assurance that actual results will not differ from those estimates.  Although we do not believe that there is a reasonable likelihood that there will be a material change in the future estimates, or in the assumptions that we use in calculating the estimates, the uncertain future effects, if any, of disruptions in the supply chain caused by geo-political risks, future increases in interest rates, inflation, macroeconomic uncertainty, and other unforeseen changes in the industry, or business, could materially impact the estimates, and may have a material adverse effect on our business, financial condition and results of operations.  Some of the more significant estimates include allowances for expected credit losses, cash discounts, valuation of inventory, valuation of long-lived assets, goodwill and other intangible assets, depreciation and amortization of long-lived assets, product liability exposures, asbestos, environmental and litigation matters, valuation of deferred tax assets, share based compensation and sales returns and other allowances.

Reclassification

Certain prior period amounts in the accompanying consolidated financial statements and related notes have been reclassified to conform to the 2023 presentation.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Reportable Segments

Beginning on January 1, 2023, we reorganized our business into three operating segments – Vehicle Control, Temperature Control and Engineered Solutions. The new operating segment structure better aligns our operations with our strategic focus on diversifying our business, provides greater transparency into our positioning to capture opportunities for growth in the future, and provides clarity regarding the unique dynamics and margin profiles of the markets served by each segment.  Prior period segment results have been reclassified to conform to our operating segment reorganization.  For additional information related to our segment reorganization, see Note 8, “Goodwill and Acquired Intangible Assets,” Note 21, “Industry Segment and Geographic Data” and Note 22, “Net Sales.”

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

We also evaluate inventories on a regular basis to identify inventory on hand that may be obsolete or in excess of current and future projected market demand.  For inventory deemed to be obsolete, we provide a reserve on the full value of the inventory.  Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates our estimate of future demand.  Future projected demand requires management judgment and is based upon (a) our review of historical trends and (b) our estimate of projected customer specific buying patterns and trends in the industry and markets in which we do business.  Using rolling twelve month historical information, we estimate future demand on a continuous basis.  The historical volatility of such estimates has been minimal.  We maintain provisions for inventory reserves of $42.9 million and $42.5 million as of December 31, 2023 and 2022, respectively.

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

Operating lease ROU assets and operating lease liabilities are recognized at the lease commencement date based on the present value of the total lease payments over the lease term.  Our ROU assets represent the right to use an underlying leased asset over the existing lease term, and the corresponding lease liabilities represent our obligation to make lease payments arising from the lease agreement.  As most of our leases do not provide for an implicit rate, we use our incremental borrowing rate based on the information available when determining the present value of our lease payments.  Our lease terms may include options to terminate, or extend, our lease when it is reasonably certain that we will execute the option.  Lease agreements may contain lease and non-lease components, which are generally accounted for separately.  Operating lease expense is recognized on a straight-line basis over the lease term.

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Revenue Recognition

We derive our revenue primarily from vehicle aftermarket sales in our Vehicle Control and Temperature Control Segments, and non-aftermarket sales in our Engineered Solutions Segment. We recognize revenues when our performance obligation has been satisfied and the control of products has been transferred to a customer which typically occurs upon shipment.  Revenue is measured as the amount of consideration we expect to receive in exchange for the transfer of goods or providing services. The amount of consideration we receive and revenue we recognize depends on the marketing incentives, product warranty and overstock returns we offer to our customers.  For certain of our sales of remanufactured products, we also charge our customers a deposit for the return of a used core component which we can use in our future remanufacturing activities.  Such deposit is not recognized as revenue at the time of the sale but rather carried as a core liability.  At the same time, we estimate the core expected to be returned from the customer and record the estimated return as unreturned customer inventory.  The liability is extinguished when a core is actually returned to us, or at period end when we estimate and recognize revenue for the core deposits not expected to be returned.  We estimate and record provisions for cash discounts, quantity rebates, sales returns and warranties in the period the sale is recorded, based upon our prior experience and current trends.  Significant management judgments and estimates must be made and used in estimating sales returns and allowances relating to revenue recognized in any accounting period.

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Deferred Financing Costs

Deferred financing costs represent costs incurred in conjunction with our debt financing activities.  Deferred financing costs related to our term loan and revolving credit facilities are capitalized and amortized over the life of the related financing arrangement.  If the debt is retired early, the related unamortized deferred financing costs are written off in the period the debt is retired and are recorded in the statement of operations under the caption other non-operating income (expense), net.

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

The valuation allowance of $3.8 million as of December 31, 2023 is intended to provide for the uncertainty regarding the ultimate realization of our U.S. foreign tax credit carryovers.  Based on these considerations, we believe it is more likely than not that we will realize the benefit of the net deferred tax asset of $40.5 million as of December 31, 2023, which is net of the remaining valuation allowance.

Tax benefits are recognized for an uncertain tax position when, in management’s judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority.  For a tax position that meets the more-likely-than-not recognition threshold, the tax benefit is measured as the largest amount that is judged to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority.  The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances and when new information becomes available.  Such adjustments are recognized entirely in the period in which they are identified.  During the years ended December 31, 2023, 2022 and 2021, we did not establish a liability for uncertain tax positions.

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

In January 2023, one of our customers filed a petition for bankruptcy. In connection with the bankruptcy filing, we evaluated our potential risk and exposure as related to our outstanding accounts receivable balance from the customer as of December 31, 2022, and estimated our anticipated recovery. As a result of our evaluation, we recorded a $7 million pre-tax charge during the year ended December 31, 2022 to reduce our accounts receivable balance to our estimated recovery. The $7 million pre-tax charge was included in selling, general and administrative expenses in our consolidated statement of operations. The bankruptcy court proceedings have continued into 2023. Although the courts have named us a “critical supplier,” the funds allocated to us have not yet been determined and, as such, we have not recorded an adjustment to the $7 million pre-tax charge previously recorded.

For further information on net sales to our three largest customers and our concentration our customer risk, see Note 21, “Industry Segment and Geographic Data.”

Foreign Cash Balances

Substantially all of the cash and cash equivalents, including foreign cash balances, at December 31, 2023 and 2022 were uninsured. Foreign cash balances at December 31, 2023 and 2022 were $30.5 million and $18.5 million, respectively.

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Recently Issued Accounting Pronouncements

Standards that are not yet adopted as of December 31, 2023

Standard	Description	Effective date	Effects on the financial statements or other significant matters
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
ASU 2023-07 will improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an interim and annual basis.

ASU 2023-07 expands segment disclosures by requiring disclosure of (1) significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss; (2) the amount and description of the composition of other segment items to reconcile to segment profit and loss; and (3) the CODM’s title and position and how the CODM uses the reported segment measures to allocate resources.  Additionally, ASU 2023-07 requires interim disclosures of all reportable segment profit or loss and assets previously required annually by Topic 280.

The ASU is effective for the fiscal years beginning after December 15, 2023, which for us is December 31, 2024, and all subsequent interim periods, with full retrospective application required to all prior periods presented. Early adoption is permitted.

The new standard will require expanding our segment disclosure to include additional segment level information. We are currently evaluating the full impact of adopting ASU 2023-07 on our consolidated financial statements, disclosures, processes and controls. On an ongoing basis, we will continue to assess the impact of the new standard through our planned date of adoption of December 31, 2024.

ASU 2023-09, Income Taxes (Topic 270): Improvements to Income Tax Disclosures
ASU 2023-09 will improve transparency and decision making usefulness of income tax disclosures.

ASU 2023-09 will expand the annual required income effective tax rate reconciliation disclosures to include disclosure of (1) eight specific categories of rate reconciling items; (2) additional information for reconciling items that meet or exceed a quantitative threshold; and (3) expand the required disclosures to include reconciling percentages as well as reported amounts.  Additionally, the ASU 2023-09 will expand required interim and annual disclosures of income taxes paid to include the disaggregation by federal, state and foreign jurisdictions, with expanded disclosures required annually.

The ASU is effective for annual reporting periods beginning after December 15, 2024, which for us is January 1, 2025, with full retrospective application required to all prior periods presented. Early adoption is permitted.

The new standard will require expanding our interim and annual income tax disclosures in our financial statements. We are currently evaluating the full impact of adopting ASU 2023-09 on our consolidated financial statements, disclosures, processes and controls. On an ongoing basis, we will continue to assess the impact of the new standard through our planned date of adoption of March 31, 2025.

We have reviewed all other recently issued accounting pronouncements and concluded they were either not applicable or not expected to have a material impact on the Company’s consolidated financial statements.

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

In July 2023, we acquired an additional 15% equity interest in the joint venture for RMB 27,378,290 (approximately $4 million), thereby increasing our equity interest in Gwo Yng to 80%.  In connection with the transaction, we amended and restated the charter documents of Gwo Yng to remove all minority shareholder substantive participating rights, giving SMP control of Gwo Yng.  As a result, as of the closing date of the transaction, Gwo Yng was accounted for as a business combination achieved in stages (“a step acquisition”).  Accordingly, commencing on the closing of the transaction, we reported the results of Gwo Yng on a consolidated basis with the minority ownership interest reported as a noncontrolling interest.

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Intangible assets of $0.4 million consisting of customer relationships will be amortized on a straight-line basis over the estimated useful life of 10 years.  Goodwill of $2.2 million was allocated to the Temperature Control and Engineered Solutions segments in the amounts of $1.2 million and $1 million, respectively.  The goodwill reflects relationships, business specific knowledge and the replacement cost of an assembled workforce associated with personal reputations.

Revenues from Gwo Yng included in our consolidated statement of operations from the closing date of our 15% equity increase in July 2023 through December 31, 2023 were not material.

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

Incremental revenues from the acquired Kade business included in our consolidated statement of operations for the year ended December 31, 2023 were $5 million.

3. Restructuring and Integration Expenses

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of and for the years ended December 31, 2023 and 2022, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2021	$79	$—	$79
Restructuring and integration costs:
Amounts provided for during 2022 (1)	1,521	370	1,891
Cash payments	(16)	(144)	(160)
Reclassification of environmental and other liabilities	(63)	(226)	(289)
Exit activity liability at December 31, 2022	$1,521	$—	$1,521
Restructuring and integration costs:
Amounts provided for during 2023 (1) (2)	1,973	669	2,642
Cash payments	(1,803)	(577)	(2,380)
Reclassification of environmental liability	—	(92)	(92)
Foreign currency exchange rate changes	38	—	38
Exit activity liability at December 31, 2023	$1,729	$—	$1,729

(1)
Included in restructuring and integration costs in 2023 and 2022 is a $0.1 million and $0.2 million increase, respectively, in environmental cleanup costs related to ongoing monitoring and remediation in connection with the prior closure of our manufacturing operations at our Long Island City, New York location.  The environmental liability has been reclassed to accrued liabilities as of December 31, 2023 and 2022, respectively.

(2)
Restructuring and integration expenses incurred during the year ended December 31, 2023 consist of $1.3 million in our Vehicle Control segment, $1.1 million in our Temperature Control segment and $0.2 million in our Engineered Solutions segment.

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

Total restructuring expenses related to the initiative of approximately $2.5 million and $1.5 million were incurred during the years ended December 31, 2023 and 2022, respectively. Expenses for the year ended December 31, 2023 consist of (1) expenses of approximately $0.7 million related to a further sales force reduction, (2) expenses of approximately $1.3 million of employee severance and bonuses related to our product line relocations, and (3) expenses of approximately $0.5 million related to the relocation of machinery and equipment to our manufacturing facilities in Reynosa, Mexico.  Expenses for the year ended December 31, 2022 consist of (1) expenses of approximately $0.9 million related to our sales force reduction, and (2) expenses of approximately $0.6 million consisting of employee severance related to our product line relocations.  Cash payments made under the initiative were $2.4 million during the year ended December 31, 2023. Additional restructuring costs related to the initiative, and expected to be incurred, are approximately $0.5 million.  We anticipate that the Cost Reduction Initiative will be completed by the end of the second quarter of 2024.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Plant Rationalization Programs

The 2016 Plant Rationalization Program, which included the shutdown and sale of our Grapevine, Texas facility, and the 2017 Orlando Rationalization Program, which included the shutdown of our Orlando, Florida facility, have been completed.  Cash payments made of $16,000 during the year ended December 31, 2022 consist of severance payments to former employees terminated in connection with these programs. There is no remaining aggregate liability related to these programs as of December 31, 2022.

Integration Costs

Particulate Matter Sensor (“Soot Sensor”) Product Line Relocation

In connection with our acquisitions in March 2021 and November 2021 of certain soot sensor product lines from Stoneridge, Inc., we incurred certain integration expenses in connection with the relocation of certain inventory, machinery, and equipment from Stoneridge’s facilities in Lexington, Ohio and Tallinn, Estonia to our existing facilities in Independence, Kansas and Bialystok, Poland, respectively.  Integration expenses recognized and cash payments made of $144,000 during the year ended December 31, 2022 related to these relocation activities.The soot sensor product line relocation has been completed and there is no remaining aggregate liability related to the soot sensor product line relocation as of December 31, 2022.

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

Pursuant to these agreements, we sold $830.8 million and $813.7 million of receivables for the years ended December 31, 2023 and 2022, respectively. Receivables presented at financial institutions and not yet collected as of December 31, 2023 were $4.5 million and remained in our accounts receivable balance as of that date. There were no receivables presented at financial institutions and not yet collected as of December 31, 2022. All receivables sold were reflected as a reduction of accounts receivable in the consolidated balance sheet at the time of sale. A charge in the amount of $46 million, $32 million and $11.5 million related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. Inventories

	December 31,
	2023	2022
	(In thousands)
Finished goods	$302,557	$324,362
Work-in-process	18,503	14,099
Raw materials	186,015	190,254
Subtotal	507,075	528,715
Unreturned customer inventories	18,240	19,695
Total inventories	$525,315	$548,410

6. Property, Plant and Equipment

	December 31,
	2023	2022
	(In thousands)
Land, buildings and improvements	$45,710	$42,651
Machinery and equipment	177,337	166,149
Tools, dies and auxiliary equipment	73,494	67,017
Furniture and fixtures	33,212	32,084
Leasehold improvements	16,418	15,083
Construction-in-progress	35,357	23,340
Total property, plant and equipment	381,528	346,324
Less accumulated depreciation	259,656	239,176
Total property, plant and equipment, net	$121,872	$107,148

Depreciation expense was $19.7 million in 2023, $19 million in 2022 and $18.2 million in 2021.

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables provide quantitative disclosures related to our operating leases and includes all operating leases acquired from the date of the acquisition (in thousands):

Balance Sheet Information	December 31,
Assets	2023	2022
Operating lease right-of-use assets	$100,065	$49,838

Liabilities
Sundry payables and accrued expenses	$17,139	$10,763
Noncurrent operating lease liabilities	88,974	40,709
Total operating lease liabilities	$106,113	$51,472

Weighted Average Remaining Lease Term
Operating leases	8.3 Years	7 Years

Weighted Average Discount Rate
Operating leases	4.8%	3.7%

	Year Ended, December 31,
Expense and Cash Flow Information	2023	2022
Lease Expense
Operating lease expense (a)	$16,434	$11,411
Supplemental Cash Flow Information
Cash Paid for the amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,099	$11,293
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases (b)	$66,014	$31,064

(a)
Excludes expenses of approximately $3.3 million, $2.7 million and $2 million for the years ended December 31, 2023, 2022, and 2021, respectively, related to non-lease components such as maintenance, property taxes, etc., and operating lease expense for leases with an initial term of 12 months or less, which is not material.

(b)
During the year ended December 31, 2023 includes $27.8 million of right-of-use assets related to the lease modification and extension for our distribution center and office in Lewisville, Texas; $26.1 million of right-of-use assets related to the new distribution center in Shawnee, Kansas; $4.4 million of right-of-use assets obtained in Gwo Yng step-acquisition; and $3.7 million of right-of-use assets related to our Reynosa, Mexico lease renewal.

Minimum Lease Payments

At December 31, 2023, we are obligated to make minimum lease payments through 2034, under operating leases, which are as follows (in thousands):

2024	$17,607
2025	16,145
2026	14,814
2027	13,671
2028	11,415
Thereafter	58,059
Total lease payments	$131,711
Less: Interest	(25,598)
Present value of lease liabilities	$106,113

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
In connection with our operating segment reorganization, we reassessed our reporting units and reallocated goodwill from the reporting units that existed prior to the change to the new reporting units, using a relative fair value approach similar to that used when a portion of a reporting unit is to be disposed of. We performed goodwill impairment tests as of January 1, 2023 on both the reporting units in place prior to the change and the new reporting units, and concluded that the estimated fair values of each of the reporting units exceeded their respective carrying amounts and, therefore, no impairment charge was necessary.

We completed our annual impairment test of goodwill as of December 31, 2023. As of December 31, 2023, we performed a qualitative assessment of the likelihood of a goodwill impairment for the Vehicle Control, Temperature Control and Engineered Solutions reporting units. Based upon our qualitative assessment, we determined that it was not more likely than not that the fair value of the each of the Vehicle Control, Temperature Control and Engineered Solutions reporting units was less than their respective carrying amounts. As such, we concluded that the quantitative impairment test would not be required, and that there would be no required goodwill impairment charge as of December 31, 2023 at each of the reporting units. While we concluded that we did not have a goodwill impairment charge as of December 31, 2023, and we do not believe that future impairments are probable, we will need to maintain the current ongoing performance levels at each of the Vehicle Control, Temperature Control and Engineered Solutions reporting units in future periods to sustain their goodwill carrying values.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Changes in the carrying values of goodwill by operating segment during the years ended December 31, 2023 and 2022 are as follows (in thousands):

	Vehicle Control	Temperature Control	Engineered Solutions	Total
Balance as of December 31, 2021:
Goodwill	$129,318	$10,839	$29,983	$170,140
Accumulated impairment losses	(38,488)	—	—	(38,488)
	$90,830	$10,839	$29,983	$131,652
Activity in 2022
Acquisition of Kade	—	582	184	766
Foreign currency exchange rate change	(310)	53	(74)	(331)
Balance as of December 31, 2022:
Goodwill	129,008	11,474	30,093	170,575
Accumulated impairment losses	(38,488)	—	—	(38,488)
	$90,520	$11,474	$30,093	$132,087
Activity in 2023
Step acquisition of Gwo Yng	—	1,214	994	2,208
Foreign currency exchange rate change	286	42	106	434
Balance as of December 31, 2023:
Goodwill	129,294	12,730	31,193	173,217
Accumulated impairment losses	(38,488)	—	—	(38,488)
	$90,806	$12,730	$31,193	$134,729

Acquired Intangible Assets

Acquired identifiable intangible assets as of December 31, 2023 and 2022 consist of:

	December 31,
	2023	2022
	(In thousands)
Customer relationships	$159,641	$158,717
Patents, developed technology and intellectual property	14,123	14,123
Trademarks and trade names	8,880	8,880
Non-compete agreements	3,295	3,282
Supply agreements	800	800
Leaseholds	160	160
Total acquired intangible assets	186,899	185,962
Less accumulated amortization (1)	(95,681)	(86,945)
Net acquired intangible assets	$91,218	$99,017

(3)	Applies to all intangible assets, except for a related trademark/trade name totaling $2.6 million, which has an indefinite useful life and, as such, is not being amortized.

Total amortization expense for acquired intangible assets was $8.5 million for the year ended December 31, 2023, $8.6 million for the year ended December 31, 2022, and $8.7 million for the year ended December 31, 2021. Based on the current estimated useful lives assigned to our intangible assets, amortization expense is estimated to be $8.5 million for 2024, $8.5 million in 2025, $8.5 million in 2026, $8.4 million in 2027 and $54.7 million in the aggregate for the years 2028 through 2041.

For information related to identified intangible assets acquired in the Kade acquisition and Gwo Yng step acquisition, see Note 2, “Business Acquisitions and Investments,” of the notes to our consolidated financial statements.

Other Intangible Assets

Other intangible assets include computer software.  Computer software as of December 31, 2023 and 2022 totaled $19.1 million and $18.7 million, respectively.  Total accumulated computer software amortization as of December 31, 2023 and 2022 was $18 million and $17.2 million, respectively.  Computer software is amortized over its estimated useful life of 3 to 10 years. Amortization expense for computer software was $0.8 million, $0.7 million and $0.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. Investments in Unconsolidated Affiliates

	December 31,
	2023	2022
	(In thousands)
Foshan FGD SMP Automotive Compressor Co. Ltd	$18,426	$16,747
Foshan Che Yijia New Energy Technology Co., Ltd.	3,128	4,098
Orange Electronic Co. Ltd	2,496	2,490
Foshan GWO YNG SMP Vehicle Climate Control & Cooling Products Co. Ltd.	—	18,410
Total	$24,050	$41,745

Investment in Foshan FGD SMP Automotive Compressor Co. Ltd.

In November 2017, we formed Foshan FGD SMP Automotive Compressor Co., Ltd., a 50/50 joint venture with Foshan Guangdong Automotive Air Conditioning Co., Ltd. (“FGD”), a China-based manufacturer of automotive belt driven air conditioning compressors. We acquired our 50% interest in the joint venture for approximately $12.5 million.  We determined that due to a lack of a voting majority, and other qualitative factors, we do not control the operations of the joint venture and accordingly, our investment in the joint venture is accounted for under the equity method of accounting.  During the years ended December 31, 2023 and 2022, we made purchases from the joint venture of approximately $44.1 million and $43.5 million, respectively.

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

In December 2021, Standard Motor Products (Hong Kong), Ltd., (“SMP HK”), a subsidiary of Standard Motor Products, Inc., entered into an unsecured loan agreement with CYJ.  Under the terms of the loan agreement, CYJ shall have the right to borrow from SMP HK, as lender, up to an aggregate principal amount of $4 million, with interest calculated on the basis of simple interest of five percent (5%) per annum and a maturity date of November 30, 2023, subject to extension by SMP HK at its sole discretion. In September 2023, the loan agreement was extended through November 30, 2025. Outstanding borrowings under the loan agreement at December 31, 2023 were $4 million.

In October 2022, we acquired an additional 3.55% equity interest in CYJ for RMB 1.7 million (approximately $242,000), increasing our minority ownership interest in CYJ from an approximate interest of 29% to 33%. We will continue to account for our minority interest in CYJ using the equity method of accounting. During the years ended December 31, 2023 and 2022, purchases we made from CYJ were not material.

Investment in Orange Electronic Co. Ltd.

In January 2013, we acquired a minority interest in Orange Electronic Co., Ltd. (“Orange”) for $6.3 million.  Orange is a manufacturer of tire pressure monitoring system sensors and is located in Taiwan.  As of December 31, 2022, our minority interest in Orange of 19.4% is accounted for using the equity method of accounting as we have the ability to exercise significant influence. During the years ended December 31, 2023 and 2022, we made purchases from Orange of approximately $3.2 million and $4.5 million, respectively.

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
During the year ended December 31, 2023 and through the date of our step acquisition in July 2023, we made purchases from the joint venture of approximately $10.3 million.  Purchases made from the joint  venture approximated $16.2 million during the year ended December 13, 2022.
For additional information related to Gwo Yng, see Note 2, “Business Acquisitions and Investments,” of the notes to our consolidated financial statements.

10. Other Assets

	December 31,
	2023	2022
	(In thousands)
Deferred compensation	$23,893	$20,190
Long-term investments	7,468	—
Noncurrent portion of interest rate swap fair value	1,944	3,091
Deferred financing costs, net	1,125	1,603
Other	837	2,626
Total other assets, net	$35,267	$27,510

Deferred compensation consists of assets held in a nonqualified defined contribution pension plan as of December 31, 2023 and 2022, respectively.  Long term investments as of December 31, 2023 consist of certificates of deposit with original maturities in excess of twelve months.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	December 31,
	2023	2022
	(In thousands)
Credit facility – term loan due 2027	$92,500	$97,500
Credit facility – revolver due 2027	63,500	142,000
Other	211	120
Total debt	$156,211	$239,620

Current maturities of debt	$5,029	$55,031
Long-term debt	151,182	184,589
Total debt	$156,211	$239,620

Term Loan and Revolving Credit Facilities

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Outstanding borrowings at December 31, 2023 under the Credit Agreement were $156 million, consisting of current borrowings of $5 million and long-term debt of $151 million; while outstanding borrowings at December 31, 2022 were $239.5 million, consisting of current borrowings of $55 million and long-term debt of $184.5 million.  Letters of credit outstanding under the Credit Agreement were $2.3 million and $2.4 million at December 31, 2023 and 2022, respectively.

At December 31, 2023, the weighted average interest rate under our Credit Agreement was 5%, which consisted of $156 million in borrowings at 5% under Term SOFR, adjusted for the impact of the interest rate swap agreement on $100 million of borrowings.  At December 31, 2022, the weighted average interest rate under our Credit Agreement was 5.2%, which consisted of $237 million in borrowings at 5.2% under Term SOFR, adjusted for the impact of the interest rate swap agreement on $100 million of borrowings, and an alternative base rate borrowing of $2.5 million at 8%.  During the year ended December 31, 2023, our average daily alternative base rate loan balance was $0.1 million, compared to a balance of $5.6 million for the year ended December 31, 2022.

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

Polish Overdraft Facility

In November 2023, our Polish subsidiary, SMP Poland sp. z.o.o., further amended its overdraft facility with HSBC Continental Europe (Spolka Akcyjna) Oddzial w Polsce. The overdraft facility, as amended, provides for borrowings under the facility in Euros and U.S. Dollars.  Under the amended terms, the overdraft facility provides for borrowings of up to Zloty 30 million (approximately $7.6 million) if borrowings are solely in Zloty, or up to 85% of the Zloty 30 million limit (approximately $6.5 million) if borrowings are in Euros and/or U.S. Dollars.  The overdraft facility has a maturity date in March 2024, with automatic three-month renewals until June 2027, subject to cancellation by either party, at its sole discretion, at least 30 days prior to the commencement of the three-month renewal period.  Borrowings under the amended overdraft facility will bear interest at a rate equal to (1) the one month Warsaw Interbank Offered Rate (“WIBOR”) + 1.0% for borrowings in Polish Zloty, (2) the one month Euro Interbank Offered Rate (“EURIBOR”) + 1.0% for borrowings in Euros, and (3) the Mid-Point of the Fed Target Range + 1.25% for borrowings in U.S Dollars.  Borrowings under the overdraft facility are guaranteed by Standard Motor Products, Inc., the ultimate parent company.  There were no borrowings outstanding under the overdraft facility at both December 31, 2023 and December 31, 2022.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Maturities of Debt

As of December 31, 2023, maturities of debt through 2027, assuming no prepayments, are as follows (in thousands):
	Revolving Credit Facility	Term Loan Facility	Polish Overdraft Facility and Other Debt	Total
2024	$—	$5,000	$29	$5,029
2025	—	5,000	31	5,031
2026	—	7,500	49	7,549
2027	63,500	75,000	102	138,602
Total	$63,500	$92,500	$211	$156,211
Less: current maturities	—	(5,000)	(29)	(5,029)
Long-term debt	$63,500	$87,500	$182	$151,182

Deferred Financing Costs

We have deferred financing costs of approximately $1.6 million and $2.1 million as of December 31, 2023 and 2022, respectively.  Deferred financing costs are related to our term loan and revolving credit facilities.  Deferred financing costs as of December 31, 2023, assuming no prepayments, are being amortized in the amounts of $0.5 million in 2024, $0.5 million in 2025, $0.5 million in 2026 and $0.1 million in 2027.

12.  Accumulated Other Comprehensive Income

Changes in Accumulated Other Comprehensive Income by Component (in thousands)

	Foreign Currency Translation	Unrecognized Postretirement Benefit Costs (Credit)	Unrealized derivative gains (losses)		Total
Balance at December 31, 2021 attributable to SMP	$(8,221)	$52	$—		$(8,169)
Other comprehensive income before reclassifications	(8,109)	—	3,797	(1)	(4,312)
Amounts reclassified from accumulated other comprehensive income	—	(15)	26		11
Other comprehensive income, net	(8,109)	(15)	3,823		(4,301)
Balance at December 31, 2022 attributable to SMP	$(16,330)	$37	$3,823		$(12,470)
Other comprehensive income before reclassifications	7,433	—	831	(1)	8,264
Amounts reclassified from accumulated other comprehensive income	—	(13)	(1,755)		(1,768)
Other comprehensive income, net	7,433	(13)	(924)		6,496
Balance at December 31, 2023 attributable to SMP	$(8,897)	$24	$2,899		$(5,974)

(1)
Consists of the unrecognized loss relating to the change in fair value of the cash flow interest rate hedge of $1.2 million ($0.9 million, net of tax) plus cash settlement receipts of $2.4 million ($1.7 million, net of tax) in the year ended December 31, 2023; and the unrecognized gain relating to the change in fair value of the cash flow interest rate hedge of $5.2 million ($3.8 million, net of tax) minus cash settlement payments of $42,000 ($31,000, net of tax) in the year December 31, 2022.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Reclassifications Out of Accumulated Other Comprehensive Income (in thousands):

	Year Ended December 31,
Details About Accumulated Other Comprehensive Income Components	2023	2022
Derivative cash flow hedge:
Unrecognized gain (loss) (1)	$(2,372)	$35
Postretirement Benefit Plans:
Unrecognized gain (loss) (2)	(22)	(25)
Total before income tax	(2,394)	10
Income tax expense (benefit)	(626)	(1)
Total reclassifications attributable to SMP	$(1,768)	$11

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

13. Stockholders’ Equity

We have authority to issue 500,000 shares of preferred stock, $20 par value, and our Board of Directors is vested with the authority to establish and designate any series of preferred, to fix the number of shares therein and the variations in relative rights as between each series. In December 1995, our Board of Directors established a new series of preferred shares designated as Series A Participating Preferred Stock. The number of shares constituting the Series A Preferred Stock is 30,000. The Series A Preferred Stock is designed to participate in dividends, ranks senior to our common stock as to dividends and liquidation rights and has voting rights. Each share of the Series A Preferred Stock shall entitle the holder to one thousand votes on all matters submitted to a vote of the stockholders of the Company. No such shares were outstanding at December 31, 2023 and 2022.

In March 2020, our Board of Directors authorized the purchase of up to $20 million of our common stock under a stock repurchase program. Stock repurchases under this program, during the year ended December 31, 2021 were  150,273 shares of our common stock at a total cost of $6.5 million thereby completing the 2020 Board of Directors authorization.

In February 2021, our Board of Directors authorized the purchase of up to an additional $20 million of our common stock under a stock repurchase program. Stock repurchases under this program during the year ended December 31, 2021 were 464,992 shares of our common stock at a total cost of $20 million, thereby completing the February 2021 Board of Directors authorization.

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Under the amended and restated 2016 Omnibus Incentive Plan, 2,050,000 shares are authorized to be issued.  At December 31, 2023, under the plan, there were an aggregate of (a) 1,633,549 shares of restricted and performance-based stock grants issued, net of forfeitures, and (b) 416,451 shares of common stock available for future grants.  For the year ended December 31, 2023, 230,875 restricted and performance-based shares were granted (165,125 restricted shares and 65,750 performance-based shares).

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

As related to restricted and performance stock shares, we recorded compensation expense of $6.2 million ($4.8 million, net of tax), $7.6 million ($5.7 million, net of tax) and $9.1 million ($6.9 million, net of tax), for the years ended December 31, 2023, 2022 and 2021, respectively.  The unamortized compensation expense related to our restricted and performance-based shares was $13.3 million and $14.9 million at December 31, 2023 and 2022, respectively and is expected to be recognized over a weighted average period of 4.1 years and 0.3 years for employees and directors, respectively, as of December 31, 2023 and  over a weighted average period of 4.3 years and 0.3 years for employees and directors, respectively, as of December 31, 2022.

Our restricted and performance-based share activity was as follows for the years ended December 31, 2023 and 2022:

	Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2021	807,019	$34.92
Granted	246,325	28.44
Vested	(190,082)	41.71
Performance Shares Target Adjustment	25,317	42.21
Forfeited	(7,750)	40.73
Balance at December 31, 2022	880,829	$31.79
Granted	230,875	27.00
Vested	(248,065)	36.30
Performance Shares Target Adjustment	29,137	36.30
Forfeited	(11,800)	35.36
Balance at December 31, 2023	880,976	$29.48

The weighted-average grant date fair value of restricted and performance-based shares outstanding as of December 31, 2023, 2022 and 2021 was $26 million (or $29.48 per share), $28 million (or $31.79 per share), and $28.2 million (or $34.92 per share), respectively.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. Employee Benefits

Defined Contribution Plans

We maintain various defined contribution plans, which include profit sharing, and provide retirement benefits for substantially all of our employees. Matching obligations, in connection with the plans which are funded in cash and typically contributed to the plans in March of the following year, are as follows (in thousands):

U.S. Defined Contribution
Year ended December 31,
2023	$10,510
2022	10,180
2021	9,763

We maintain a defined contribution Supplemental Executive Retirement Plan for key employees.  Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees.  In March 2023 and 2022, contributions of $0.8 million were made related to calendar years 2022 and 2021, respectively. As of December 31, 2023, we have recorded an obligation of $0.6 million for 2023.

We also have an Employee Stock Ownership Plan and Trust (“ESOP”) for employees who are not covered by a collective bargaining agreement.  In connection therewith, we maintain an employee benefits trust to which we contribute shares of treasury stock.  We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under the plan. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released. The trustees will vote the shares in accordance with its fiduciary duties.  During 2023, we contributed to the trust an additional 72,800 shares from our treasury and released 72,800 shares from the trust leaving 200 shares remaining in the trust as of December 31, 2023.  The provision for expense in connection with the ESOP was approximately $3 million in 2023, $2.3 million in 2022 and $2.5 million in 2021.

Defined Benefit Pension Plan

We maintain a defined benefit unfunded Supplemental Executive Retirement Plan (“SERP”).  The SERP, as amended, is a defined benefit plan pursuant to which we will pay supplemental pension benefits to certain key employees upon the attainment of a contractual participant’s payment date based upon the employees’ years of service and compensation.  As there are no current participants in the SERP, there was no benefit obligation outstanding related to the plan as of December 31, 2023 and 2022 and we recorded no expense related to the plan during the years ended December 31, 2023, 2022 and 2021.

Postretirement Medical Benefits

We provide certain medical and dental care benefits to 14 former U.S. union employees. The postretirement medical and dental benefit obligation for the former union employees as of December 31, 2023, and the net periodic benefit cost for our postretirement benefit plans for the years ended December 31, 2023, 2022 and 2021 were not material.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. Other Non-Operating Income (Expense), Net

The components of other non-operating income (expense), net are as follows:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Interest and dividend income	$517	$209	$49
Equity income from joint ventures	2,070	3,464	3,295
Gain (loss) on foreign exchange	(776)	334	(257)
Other non-operating income, net	515	807	407
Total other non-operating income, net	$2,326	$4,814	$3,494

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

In June 2022, we entered into a seven year interest rate swap agreement with a notional amount of $100 million that is to mature in May 2029.  The interest rate swap agreement has been designated as a cash flow hedge of interest payments on $100 million of borrowings under our Credit Agreement. Under the terms of the swap agreement, we will receive monthly variable interest payments based on one month Term SOFR and will pay interest based upon a fixed rate of 2.683% per annum, adjusted upward for the credit spread adjustment in the Credit Agreement of 0.10% and the loan margin in the Credit Agreement of 1.25% at December 31, 2023.

The fair value of the interest rate swap agreement as of December 31, 2023 and December 31, 2022 was an asset of $3.9 million and $5.2 million, respectively, which has been deferred and recorded in accumulated other comprehensive income, net of income taxes, in our consolidated balance sheet. When the interest expense on the underlying borrowing is recognized, the deferred gain/loss in accumulated other comprehensive income is recorded in earnings as interest expense in the consolidated statements of operations. We perform quarterly hedge effectiveness assessments and anticipate that the interest rate swap will be highly effective throughout its term.

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following is a summary of the estimated fair values, carrying amounts, and classification under the fair value hierarchy of our financial instruments at December 31, 2023 and December 31, 2022 (in thousands):

		December 31, 2023		December 31, 2022
	Fair Value Hierarchy	Fair Value	Carrying Amount	Fair Value	Carrying Amount

Cash and cash equivalents (a)	LEVEL 1/2	$32,526	$32,526	$21,150	$21,150
Deferred compensation	LEVEL 1	23,893	23,893	20,190	20,190
Short term borrowings	LEVEL 1	5,029	5,029	55,031	55,031
Long-term debt	LEVEL 1	151,182	151,182	184,589	184,589
Cash flow interest rate swap	LEVEL 2	3,939	3,939	5,174	5,174
Long-term investments	LEVEL 2	7,468	7,468	—	—

(a)	As of December 31, 2023 cash and cash equivalents consist of cash of $29.5 million and cash equivalents of $3 million, which are classified as Level 1 and Level 2, respectively, under the fair value hierarchy. Cash and cash equivalents at December 31, 2022 consists solely of cash of $21.2 million, which is classified as Level 1 under the fair value hierarchy.

Cash equivalents consist of certificates of deposit with original maturities of 3 months, or less. These securities are accounted for as held-to-maturity and recorded at amortized cost, which approximates their fair values at December 31, 2023.  The fair value of the underlying assets held by the deferred compensation plan are based on the quoted market prices of the underlying funds which are held by registered investment companies. The carrying value of our variable rate short-term borrowings and long-term debt under our credit facilities approximates fair value as the variable interest rates in the facilities reflect current market rates. The fair value of our cash flow interest rate swap agreement is obtained from an independent third party, is based upon market quotes, and represents the net amount required to terminate the interest rate swap, taking into consideration market rates and counterparty credit risk.  Long-term investments consist of certificates of deposit with original maturities in excess of twelve months. These securities are accounted for as held-to-maturity and recorded at amortized cost, which approximates their fair values at December 31, 2023.

19. Income Taxes

The income tax provision (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
Domestic	$15,422	$16,182	$26,528
Foreign	9,224	8,669	5,851
Total current	24,646	24,851	32,379

Deferred:
Domestic	(5,769)	1,102	(1,161)
Foreign	(509)	(747)	(174)
Total deferred	(6,278)	355	(1,335)
Total income tax provision	$18,368	$25,206	$31,044

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Reconciliations between taxes at the U.S. Federal income tax rate and taxes at our effective income tax rate on earnings from continuing operations before income taxes are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
U.S. Federal income tax rate of 21%	$17,160	$20,650	$27,398
Increase (decrease) in tax rate resulting from:
State and local income taxes, net of federal income tax benefit	2,086	3,118	4,579
Change in valuation allowance	674	1,068	466
Income tax (benefit) attributable to foreign income	377	(53)	(122)
Other non-deductible items, net	(1,929)	423	(1,277)
Provision for income taxes	$18,368	$25,206	$31,044

The following is a summary of the components of the net deferred tax assets and liabilities recognized in the accompanying consolidated balance sheets (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Inventories	$10,493	$11,604
Allowance for customer returns	13,083	14,506
Accrued asbestos liabilities	20,758	17,208
Accrued salaries and benefits	11,816	12,048
Tax credit and NOL carryforwards	5,968	5,103
Allowance for expected credit losses	3,567	2,965
Other	17	215
	65,702	63,649
Valuation allowance	(3,830)	(3,155)
Total deferred tax assets	61,872	60,494
Deferred tax liabilities:
Intangible assets acquired, net of amortization	12,668	13,292
Depreciation	7,597	8,715
Interest rate swap agreement	990	1,299
Other	84	3,530
Total deferred tax liabilities	21,339	26,836

Net deferred tax assets	$40,533	$33,658

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

The valuation allowance of $3.8 million as of December 31, 2023 is intended to provide for uncertainty regarding the ultimate realization of our U.S. foreign tax credit carryovers. Based on these considerations, we believe it is more likely than not that we would realize the benefit of the net deferred tax asset of $40.5 million as of December 31, 2023, which is net of the remaining valuation allowance. At December 31, 2023, we have foreign tax credit carryforwards of approximately $3.8 million that will expire in varying amounts by 2032.

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In accordance with generally accepted accounting practices, we recognize in our financial statements only those tax positions that meet the more-likely-than-not recognition threshold.  We establish tax reserves for uncertain tax positions that do not meet this threshold.  During the years ended December 31, 2023, 2022 and 2021, we did not establish a liability for uncertain tax positions.

We are subject to taxation in the U.S. and various state, local and foreign jurisdictions.  As of December 31, 2023, the Company is no longer subject to U.S. Federal tax examinations for years before 2020.  We remain subject to examination by state and local tax authorities for tax years 2019 through 2022.  Foreign jurisdictions have statutes of limitations generally ranging from 2 to 6 years.  Years still open to examination by foreign tax authorities in major jurisdictions include Canada (2019 onward), Hong Kong (2018 onward), China (2021 onward), Mexico (2019 onward), Poland (2018 onward), Hungary (2018 onward), U.K. (2017 onward) and Germany (2019 onward).  We do not presently anticipate that our unrecognized tax benefits will significantly increase or decrease over the next 12 months; however, actual developments in this area could differ from those currently expected.

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

The following are reconciliations of the net earnings attributable to SMP and the shares used in calculating basic and dilutive net earnings per common share attributable to SMP (in thousands, except per share data):

	Year Ended December 31,
	2023	2022	2021
Net Earnings Attributable to SMP -
Earnings from continuing operations	$63,144	$73,042	$99,353
Loss from discontinued operations	(28,996)	(17,691)	(8,467)
Net earnings attributable to SMP	$34,148	$55,351	$90,886

Basic Net Earnings Per Common Share Attributable to SMP -
Earnings from continuing operations per common share	$2.91	$3.37	$4.49
Loss from discontinued operations per common share	(1.34)	(0.82)	(0.39)
Net earnings per common share attributable to SMP	$1.57	$2.55	$4.10

Weighted average common shares outstanding	21,716	21,684	22,147

	2023	2022	2021
Diluted Net Earnings Per Common Share Attributable to SMP -
Earnings from continuing operations per common share	$2.85	$3.30	$4.39
Loss from discontinued operations per common share	(1.31)	(0.80)	(0.37)
Net earnings per common share attributable to SMP	$1.54	$2.50	$4.02

Weighted average common shares outstanding	21,716	21,684	22,147
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock and performance-based stock	445	456	469
Weighted average common shares outstanding – Diluted	22,161	22,140	22,616

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The shares listed below were not included in the computation of diluted net earnings per common share attributable to SMP because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):

	2023	2022	2021
Restricted and performance shares	280	292	269

21. Industry Segment and Geographic Data

Beginning on January 1, 2023, we reorganized our business into three operating segments – Vehicle Control, Temperature Control and Engineered Solutions. The new operating segment structure better aligns our operations with our strategic focus on diversifying our business, provides greater transparency into our positioning to capture opportunities for growth in the future, and provides clarity regarding the unique dynamics and margin profiles of the markets served by each segment.

Vehicle Control is the new name for our Engine Management operating segment.  It includes our core automotive aftermarket business after carving out all non-aftermarket business to our Engineered Solutions operating segment.  The Vehicle Control operating segment includes sales from ignition, emissions and fuel delivery, electrical and safety, and wire sets and other product categories.

Temperature Control is our ongoing automotive aftermarket operating segment, after the carve out of all non-aftermarket business to our Engineered Solutions operating segment. Temperature Control derives its sales from air conditioning system components and other thermal product categories.  Our Temperature Control operating segment is poised to benefit from the broader adoption of more complex air conditioning systems that will provide passenger comfort regardless of the vehicle’s powertrain.

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The accounting policies of each segment are the same as those described in the summary of significant accounting policies (see Note 1).

The following tables contain financial information for each reportable operating segment (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net sales (a):
Vehicle Control	$737,932	$750,571	$737,431
Temperature Control	337,754	351,237	324,080
Engineered Solutions	282,586	270,007	237,305
Other	—	—	—
Total net sales	$1,358,272	$1,371,815	$1,298,816
Depreciation and Amortization:
Vehicle Control	$13,877	$14,075	$14,840
Temperature Control	3,424	2,973	3,345
Engineered Solutions	9,966	9,557	7,390
Other	1,755	1,693	1,668
Total depreciation and amortization	$29,022	$28,298	$27,243
Operating income (loss):
Vehicle Control	$71,327	$74,153	$97,029
Temperature Control	17,343	26,459	30,077
Engineered Solutions	19,944	18,713	19,982
Other	(15,937)	(15,190)	(18,089)
Total operating income	$92,677	$104,135	$128,999
Investment in unconsolidated affiliates:
Vehicle Control	$2,496	$2,490	$2,729
Temperature Control	19,711	27,557	28,518
Engineered Solutions	1,843	11,698	12,840
Other	—	—	—
Total investment in unconsolidated affiliates	$24,050	$41,745	$44,087
Capital expenditures:
Vehicle Control	$13,955	$13,378	$17,048
Temperature Control	1,899	3,973	2,130
Engineered Solutions	12,095	6,489	5,354
Other	684	2,116	1,343
Total capital expenditures	$28,633	$25,956	$25,875
Total assets:
Vehicle Control	$620,569	$618,789	$604,016
Temperature Control	274,657	254,137	234,771
Engineered Solutions	292,080	289,518	272,791
Other	105,741	92,485	86,383
Total assets	$1,293,047	$1,254,929	$1,197,961

(a)	There are no intersegment sales among our Vehicle Control, Temperature Control and Engineered Solutions operating segments.

Other consists of financial information related to the activities of our corporate headquarters function.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Reconciliation of segment operating income to net earnings:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Operating income	$92,677	$104,135	$128,999
Other non-operating income, net	2,326	4,814	3,494
Interest expense	13,287	10,617	2,028
Earnings from continuing operations before income taxes	81,716	98,332	130,465
Provision for income taxes	18,368	25,206	31,044
Earnings from continuing operations	63,348	73,126	99,421
Discontinued operations, net of tax	(28,996)	(17,691)	(8,467)
Net earnings	$34,352	$55,435	$90,954

	December 31,
	2023	2022	2021
Long-lived assets (a):	(In thousands)
United States	$368,792	$326,199	$315,983
Asia	75,869	76,766	80,175
Europe	44,517	38,351	37,892
Mexico	13,262	10,355	12,119
Canada	5,851	7,161	4,461
Total long-lived assets	$508,291	$458,832	$450,630

(a)	Long-lived assets are attributed to countries based upon the location of the assets.

Our three largest individual customers accounted for approximately 59% of our consolidated net sales in 2023. During 2023, O’Reilly Auto Parts, AutoZone and NAPA accounted for 29%, 16% and 14% of our consolidated net sales, respectively. Net sales from each of the customers were reported in our Vehicle Control and Temperature Control Segments. The loss of one or more of these customers or, a significant reduction in purchases of our products from any one of them could have a material adverse impact on our business, financial condition and results of operations. In addition, any consolidation among our key customers may further increase our customer concentration risk.

For the disaggregation of our net sales from customers by major product group and geographic area within each of our operating segments, see Note 22, “Net Sales.”

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes consolidated net sales by major product group within each operating segment for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Vehicle Control
Engine Management (Ignition, Emissions and Fuel Delivery)	$450,180	$454,571	$444,196
Electrical and Safety	221,782	230,487	224,520
Wire Sets and Other	65,970	65,513	68,715
Total Vehicle Control	737,932	750,571	737,431

Temperature Control
AC System Components	237,756	245,484	231,466
Other Thermal Components	99,998	105,753	92,614
Total Temperature Control	337,754	351,237	324,080

Engineered Solutions
Commercial Vehicle	83,025	80,275	76,066
Construction/Agriculture	43,402	42,385	33,220
Light Vehicle	92,759	91,533	86,440
All Other	63,400	55,814	41,579
Total Engineered Solutions	282,586	270,007	237,305

Other	—	—	—

Total	$1,358,272	$1,371,815	$1,298,816

Geographic Area

We sell our line of products primarily in the United States, with additional sales in Canada, Mexico, Europe, Asia and Latin America. Sales are attributed to countries based upon the location of the customer. Our sales are substantially denominated in U.S. dollars.

The following tables provide disaggregation of net sales information by geographic area within each operating segment for the years ended December 31, 2023, 2022 and 2021 (in thousands):

Year Ended December 31, 2023	Vehicle Control	Temperature Control	Engineered Solutions	Other	Total
Geographic Area:
United States	$659,570	$319,904	$168,878	$—	$1,148,352
Canada	36,088	17,081	25,689	—	78,858
Europe	916	8	59,266	—	60,190
Mexico	36,350	49	6,658	—	43,057
Asia	351	526	19,522	—	20,399
Other foreign	4,657	186	2,573	—	7,416
Total	$737,932	$337,754	$282,586	$—	$1,358,272

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Year Ended December 31, 2022	Vehicle Control	Temperature Control	Engineered Solutions	Other	Total
Geographic Area:
United States	$682,145	$335,281	$191,678	$—	$1,209,104
Canada	35,233	14,596	16,762	—	66,591
Europe	661	75	37,784	—	38,520
Mexico	26,019	401	4,897	—	31,317
Asia	2,408	63	16,715	—	19,186
Other foreign	4,105	821	2,171	—	7,097
Total	$750,571	$351,237	$270,007	$—	$1,371,815

Year Ended December 31, 2021	Vehicle Control	Temperature Control	Engineered Solutions	Other	Total
Geographic Area:
United States	$677,684	$309,247	$147,447	$—	$1,134,378
Canada	35,063	13,585	13,912	—	62,560
Europe	771	153	26,759	—	27,683
Mexico	19,741	358	5,547	—	25,646
Asia	144	101	40,771	—	41,016
Other foreign	4,028	636	2,869	—	7,533
Total	$737,431	$324,080	$237,305	$—	$1,298,816

23. Commitments and Contingencies

Total rent expense for the three years ended December 31, 2023 was as follows (in thousands):

	Total (1)	Real Estate	Other
2023	$19,706	$15,735	$3,971
2022	14,135	11,385	2,750
2021	12,065	9,500	2,565

(1)
Includes expenses of approximately $3.3 million, $2.7 million, and $2 million for the years ended December 31, 2023, 2022 and 2021, respectively, related to non-lease components such as maintenance, property taxes, etc., and operating lease expense for leases with an initial term of 12 months or less, which is not material.

For our operating lease minimal rental payments that we are obligated to make, see Note 7, “Leases.”

Warranties

We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product. As of December 31, 2023 and 2022, we have accrued $21.1 million and $19.7 million, respectively, for estimated product warranty claims included in accrued customer returns. The accrued product warranty costs are based primarily on historical experience of actual warranty claims. Warranty expense for each of the years 2023, 2022, and 2021 were $120 million, $112.5 million and $91.9 million, respectively.

The following table provides the changes in our product warranties:

	December 31,
	2023	2022
	(In thousands)
Balance, beginning of period	$19,667	$17,463
Liabilities accrued for current year sales	120,027	112,477
Settlements of warranty claims	(118,560)	(110,273)
Balance, end of period	$21,134	$19,667

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Letters of Credit

As of December 31, 2023 and 2022, we had outstanding letters of credit with certain vendors aggregating approximately $2.3 million and $2.4 million, respectively. These letters of credit are being maintained as security for reimbursements to insurance companies and as security to the landlord of our administrative offices in Long Island City, New York. The contract amount of the letters of credit is a reasonable estimate of their value as the value for each is fixed over the life of the commitment.

Change of Control Arrangements

We have a change in control arrangement with one key officer. In the event of a change of control (as defined in the agreement), the executive will receive severance payments and certain other benefits as provided in his agreement.

Asbestos

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying statement of operations. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001, and the amounts paid for settlements, awards of asbestos-related damages, and defense of such claims.  At December 31, 2023, approximately 1,390 cases were outstanding for which we may be responsible for any related liabilities. Since inception in September 2001 through December 31, 2023, the amounts paid for settled claims and awards of asbestos-related damages, including interest, were approximately $74.6 million. We do not have insurance coverage for the indemnity and defense costs associated with the claims we face.

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In accordance with our policy to perform an annual actuarial evaluation in the third quarter of each year, an actuarial study was performed as of August 31, 2023. The results of the August 31, 2023 study included an estimate of our undiscounted liability for settlement payments and awards of asbestos-related damages, excluding legal costs, ranging from $84 million to $135.3 million for the period through 2065. The change from the prior year study, which was as of August 31, 2022, was a $15.2 million increase for the low end of the range and a $23.7 million increase for the high end of the range. The increase in the estimated undiscounted liability from the prior year study at both the low end and high end of the range reflects our actual experience, our historical data and certain assumptions with respect to events that may occur in the future.

Based upon the results of the August 31, 2023 actuarial study, in September 2023 we increased our asbestos liability to $84 million, the low end of the range, and recorded an incremental pre-tax provision of $23.8 million in earnings (loss) from discontinued operations in the accompanying statement of operations. Future legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operations in the accompanying statement of operations, are estimated, according to the August 31, 2023 study, to range from $53.1 million to $105.2 million for the period through 2065. Total operating cash outflows related to discontinued operations, which include settlements, awards of asbestos-related damages and legal costs, net of taxes, were $11 million, $12 million and $8.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, as part of this Report we have furnished a report regarding our internal control over financial reporting as of December 31, 2023. The report is under the caption “Management’s Report on Internal Control Over Financial Reporting” in “Item 8. Financial Statements and Supplementary Data,” which report in included herein.

(c)	Attestation Report of Independent Registered Public Accounting Firm.

KPMG LLP, our independent registered public accounting firm, has issued an opinion as to the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. The opinion is under the caption “Report of Independent Registered Public Accounting Firm−Internal Control Over Financial Reporting” in “Item 8. Financial Statements and Supplementary Data” for this attestation report, which is included herein.

(d)	Changes in Internal Control Over Financial Reporting.

During the quarter ended December 31, 2023 and subsequent to that date, we have not made changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this Item is incorporated herein by reference to the information in our Definitive Proxy Statement to be filed with the SEC in connection with our 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) set forth under the captions “Proposal No. 1 - Election of Directors,”  “Management Information,” and “Corporate Governance.”

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

The information required by this Item is incorporated herein by reference to the information in our 2024 Proxy Statement set forth under captions “Corporate Governance,” “Compensation Discussion & Analysis,” “Executive Compensation and Related Information” and “Report of the Compensation and Management Development Committee.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information in our 2024 Proxy Statement set forth under the captions “Executive Compensation and Related Information” and “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information in our 2024 Proxy Statement set forth under the captions “Corporate Governance” and “Executive Compensation and Related Information.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent registered public accounting firm is KMPG LLP, New York, New York (PCAOB ID 185).  All other information required by this Item is incorporated herein by reference to the information in our 2024 Proxy Statement set forth under the captions “Audit and Non-Audit Fees.”

Index
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	The Index to Consolidated Financial Statements of the Registrant under Item 8 of this Report is incorporated herein by reference as the list of Financial Statements required as part of this Report.

	(2)	The following financial schedule and related report for the years 2023, 2022 and 2021 is submitted herewith:

		Schedule II - Valuation and Qualifying Accounts

		All other schedules are omitted because they are not required, not applicable or the information is included in the financial statements or notes thereto.

	(3)	Exhibits.

		The exhibit list in the Exhibit Index is incorporated by reference as the list of exhibits required as part of this Report.

ITEM 16.	FORM 10-K SUMMARY

None.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number

3.1	Restated By-Laws, dated as of December 15, 2022 (incorporated by reference to the Company’s Current Report on Form 8-K filed as of December 21, 2022).

3.2	Restated Certificate of Incorporation, filed as of August 1, 1990 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

3.3
Certificate of Amendment of the Certificate of Incorporation, filed as of February 27, 1996 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

10.1
Amended and Restated Employee Stock Ownership Plan and Trust of Standard Motor Products, Inc., dated as of December 21, 2018 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021).

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

21	List of Subsidiaries of Standard Motor Products, Inc.

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (see signature page to Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Standard Motor Products, Inc. Clawback Policy, dated as of October 3, 2023.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
EXHIBIT INDEX

101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to the Original Filing shall be deemed to be “furnished” and not “filed.”

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
February 22, 2024

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

February 22, 2024	/s/ Eric P. Sills
Eric P. Sills
Chief Executive Officer and President
(Principal Executive Officer)

February 22, 2024	/s/ Nathan R. Iles
Nathan R. Iles
Chief Financial Officer
(Principal Financial and Accounting Officer)

February 22, 2024	/s/ James J. Burke
James J. Burke
Chief Operating Officer and Director

February 22, 2024	/s/ Alejandro C. Capparelli
Alejandro C. Capparelli, Director

February 22, 2024	/s/ Pamela Forbes Lieberman
Pamela Forbes Lieberman, Director

Index
February 22, 2024	/s/ Patrick S. McClymont
Patrick S. McClymont, Director

February 22, 2024	/s/ Joseph W. McDonnell
Joseph W. McDonnell, Director

February 22, 2024	/s/ Alisa C. Norris
Alisa C. Norris, Director

February 22, 2024	/s/ Pamela S. Puryear, Ph.D.
Pamela S. Puryear, Director

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

Schedule II ‑ Valuation and Qualifying Accounts

Years ended December 31, 2023, 2022 and 2021

		Additions

Description	Balance at beginning of year	Charged to costs and expenses		Other	Deductions	Balance at end of year

Year ended December 31, 2023:
Allowance for expected credit losses	$4,129,000	$2,940,000		$—	$185,000	$6,884,000
Allowance for discounts	1,246,000	12,449,000		—	12,534,000	1,161,000
	$5,375,000	$15,389,000		$—	$12,719,000	$8,045,000

Allowance for sales returns	$37,169,000	$162,525,000		$—	$161,456,000	$38,238,000

Year ended December 31, 2022:
Allowance for expected credit losses	$4,815,000	$6,242,000	(1)	$—	$6,928,000	$4,129,000
Allowance for discounts	1,355,000	13,456,000		—	13,565,000	1,246,000
	$6,170,000	$19,698,000		$—	$20,493,000	$5,375,000

Allowance for sales returns	$42,412,000	$152,985,000		$—	$158,228,000	$37,169,000

Year ended December 31, 2021:
Allowance for expected credit losses	$4,406,000	$450,000		$—	$41,000	$4,815,000
Allowance for discounts	1,416,000	13,827,000		—	13,888,000	1,355,000
	$5,822,000	$14,277,000		$—	$13,929,000	$6,170,000

Allowance for sales returns	$40,982,000	$129,964,000		$—	$128,534,000	$42,412,000

(1)	Includes a $7 million charge relating to one of our customers that filed a petition for bankruptcy in January 2023.