Form 10-Q
period 2024-03-31
STANDARD MOTOR PRODUCTS, INC.
filed 2024-05-01
CIK 93389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2024

or

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
Yes ☐     No ☑

As of the close of business on April 29, 2024, there were 21,814,673 outstanding shares of the registrant’s Common Stock, par value $2.00 per share.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Index
PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(In thousands, except share and per share data)	2024	2023
	(Unaudited)
Net sales	$331,403	$328,028
Cost of sales	241,881	236,761
Gross profit	89,522	91,267
Selling, general and administrative expenses	74,733	69,633
Restructuring and integration expenses	192	912
Other income, net	22	24
Operating income	14,619	20,746
Other non-operating income, net	819	225
Interest expense	2,067	3,862
Earnings from continuing operations before income taxes	13,371	17,109
Provision for income taxes	3,342	4,372
Earnings from continuing operations	10,029	12,737
Loss from discontinued operations, net of income taxes	(1,039)	(780)
Net earnings	8,990	11,957
Net earnings attributable to noncontrolling interest	166	39
Net earnings attributable to SMP (a)	$8,824	$11,918

Net earnings attributable to SMP
Earnings from continuing operations	$9,863	$12,698
Discontinued operations	(1,039)	(780)
Total	$8,824	$11,918

Per share data attributable to SMP
Net earnings per common share – Basic:
Earnings from continuing operations	$0.45	$0.59
Discontinued operations	(0.05)	(0.04)
Net earnings per common share – Basic	$0.40	$0.55

Net earnings per common share – Diluted:
Earnings from continuing operations	$0.44	$0.57
Discontinued operations	(0.05)	(0.03)
Net earnings per common share – Diluted	$0.39	$0.54

Dividend declared per share	$0.29	$0.29

Average number of common shares	21,923,830	21,609,618
Average number of common shares and dilutive common shares	22,372,543	22,097,750

(a) Throughout this Form 10-Q, “SMP” refers to Standard Motor Products, Inc. and subsidiaries.

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(In thousands)	2024	2023
	(Unaudited)

Net earnings	$8,990	$11,957
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,224)	2,820
Derivative instruments	1,391	(1,377)
Pension and postretirement plans	(3)	(3)
Total other comprehensive income, net of tax	164	1,440
Total comprehensive income	9,154	13,397
Comprehensive income (loss) attributable to noncontrolling interest, net of tax:
Net earnings	166	39
Foreign currency translation adjustments	(4)	(29)
Comprehensive income attributable to noncontrolling interest, net of tax	162	10
Comprehensive income attributable to SMP	$8,992	$13,387

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,113	$32,526
Accounts receivable, less allowances for discounts and expected credit losses of $8,284 and $8,045 in 2024 and 2023, respectively	203,940	160,282
Inventories	520,702	507,075
Unreturned customer inventories	18,007	18,240
Prepaid expenses and other current assets	26,674	26,100
Total current assets	796,436	744,223

Property, plant and equipment, net of accumulated depreciation of $264,168 and $259,656 for 2024 and 2023, respectively	124,822	121,872
Operating lease right-of-use assets	102,060	100,065
Goodwill	134,624	134,729
Other intangibles, net	90,000	92,308
Deferred income taxes	40,241	40,533
Investments in unconsolidated affiliates	24,751	24,050
Other assets	38,627	35,267
Total assets	$1,351,561	$1,293,047

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of term loan and other debt	$5,030	$5,029
Accounts payable	98,293	107,455
Sundry payables and accrued expenses	58,714	63,303
Accrued customer returns	47,220	38,238
Accrued core liability	17,438	18,399
Accrued rebates	45,191	42,278
Payroll and commissions	27,326	29,561
Total current liabilities	299,212	304,263

Long-term debt	209,872	151,182
Noncurrent operating lease liabilities	90,667	88,974
Other accrued liabilities	27,704	25,742
Accrued asbestos liabilities	68,985	72,013
Total liabilities	696,440	642,174
Commitments and contingencies
Stockholders’ equity:
Common stock – par value $2.00 per share:
Authorized – 30,000,000 shares; issued 23,936,036 shares	47,872	47,872
Capital in excess of par value	102,704	101,751
Retained earnings	575,658	573,226
Accumulated other comprehensive income	(5,806)	(5,974)
Treasury stock – at cost (2,022,276 shares and 2,018,892 shares in 2024 and 2023, respectively)	(81,278)	(81,811)
Total SMP stockholders’ equity	639,150	635,064
Noncontrolling interest	15,971	15,809
Total stockholders’ equity	655,121	650,873
Total liabilities and stockholders’ equity	$1,351,561	$1,293,047

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Three Months Ended March 31,
	2024	2023
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$8,990	$11,957
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	7,301	7,082
Amortization of deferred financing cost	120	124
Increase to allowance for expected credit losses	191	388
Increase to inventory reserves	1,068	962
Equity income from joint ventures	(694)	(154)
Employee Stock Ownership Plan allocation	697	742
Stock-based compensation	1,270	1,532
(Increase) decrease in deferred income taxes	(180)	213
Loss on discontinued operations, net of tax	1,039	780
Change in assets and liabilities:
Increase in accounts receivable	(43,978)	(42,617)
(Increase) decrease in inventories	(14,670)	6,195
Decrease in prepaid expenses and other current assets	1,649	1,165
Increase (decrease) in accounts payable	(9,274)	4,809
Increase (decrease) in sundry payables and accrued expenses	3,988	(10,656)
Net changes in other assets and liabilities	(3,233)	(2,964)
Net cash used in operating activities	(45,716)	(20,442)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,086)	(4,363)
Other investing activities	15	13
Net cash used in investing activities	(10,071)	(4,350)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of term loan	(1,250)	(1,250)
Net borrowings under revolving credit facilities	59,950	34,750
Net repayments of other debt and lease obligations	(8)	(22)
Purchase of treasury stock	(2,235)	—
Increase in overdraft balances	315	125
Dividends paid	(6,392)	(6,261)
Net cash provided by financing activities	50,380	27,342
Effect of exchange rate changes on cash	(6)	496
Net increase (decrease) in cash and cash equivalents	(5,413)	3,046
CASH AND CASH EQUIVALENTS at beginning of period	32,526	21,150
CASH AND CASH EQUIVALENTS at end of period	$27,113	$24,196

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,241	$3,970
Income taxes	$3,532	$3,163

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2024
(Unaudited)

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total SMP	Non- Controlling Interest	Total
Balance at December 31, 2023	$47,872	$101,751	$573,226	$(5,974)	$(81,811)	$635,064	$15,809	$650,873
Net earnings	—	—	8,824	—	—	8,824	166	8,990
Other comprehensive income (loss), net of tax	—	—	—	168	—	168	(4)	164
Cash dividends paid	—	—	(6,392)	—	—	(6,392)	—	(6,392)
Purchase of treasury stock	—	—	—	—	(2,571)	(2,571)	—	(2,571)
Stock-based compensation	—	950	—	—	320	1,270	—	1,270
Employee Stock Ownership Plan	—	3	—	—	2,784	2,787	—	2,787
Balance at March 31, 2024	$47,872	$102,704	$575,658	$(5,806)	$(81,278)	$639,150	$15,971	$655,121

Three Months Ended March 31, 2023
(Unaudited)

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total SMP	Non- Controlling Interest	Total
Balance at December 31, 2022	$47,872	$105,615	$564,242	$(12,470)	$(95,239)	$610,020	$11,018	$621,038
Net earnings	—	—	11,918	—	—	11,918	39	11,957
Other comprehensive income (loss), net of tax	—	—	—	1,469	—	1,469	(29)	1,440
Cash dividends paid	—	—	(6,261)	—	—	(6,261)	—	(6,261)
Stock-based compensation	—	1,044	—	—	488	1,532	—	1,532
Employee Stock Ownership Plan	—	16	—	—	2,950	2,966	—	2,966
Balance at March 31, 2023	$47,872	$106,675	$569,899	$(11,001)	$(91,801)	$621,644	$11,028	$632,672

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

The accompanying unaudited financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.  The unaudited consolidated financial statements include our accounts and all domestic and international companies in which we have more than a 50% equity ownership, except in instances where the minority shareholder maintains substantive participating rights, in which case we follow the equity method of accounting.  In instances where we have more than a 50% equity ownership and the minority shareholder does not maintain substantive participating rights, our consolidated financial statements include the accounts of the company on a consolidated basis with its net income and equity reported at amounts attributable to both our equity position and that of the noncontrolling interest.  Investments in unconsolidated affiliates are accounted for on the equity method, as we do not have a controlling financial interest but have the ability to exercise significant influence.  All significant inter-company items have been eliminated.

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

Reclassification

Certain prior period amounts in the accompanying consolidated financial statements and related notes have been reclassified to conform to the 2024 presentation.

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
There have been no material changes to our critical accounting policies and estimates from the information provided in Note 1 of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023.

Recently Issued Accounting Pronouncements

Standards not yet adopted as of March 31, 2024

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

ASU 2023-09 will expand the annual required effective income tax rate reconciliation disclosures to include (1) eight specific categories of rate reconciling items; (2) additional information for reconciling items that meet or exceed a quantitative threshold; and (3) expand the required disclosures to include reconciling percentages as well as reported amounts.  Additionally, the ASU 2023-09 will expand required annual disclosures of income taxes paid to include the disaggregation by federal, state and foreign jurisdictions.

The ASU is effective for annual reporting periods beginning after December 15, 2024, which for us is December 31, 2025, with prospective application. Early adoption and retrospective application are permitted.

The new standard will require expanding our annual income tax disclosures in our financial statements. We are currently evaluating the full impact of adopting ASU 2023-09 on our consolidated financial statements, disclosures, processes and controls. On an ongoing basis, we will continue to assess the impact of the new standard through our planned date of adoption of December 31, 2025.

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

Note 3.  Business Acquisitions and Investments

2023 Increase in Equity Investment

Investment in Foshan GWO YNG SMP Vehicle Climate Control & Cooling Products Co. Ltd.

In April 2014, we formed Foshan GWO YNG SMP Vehicle Climate Control & Cooling Products Co. Ltd. (“Gwo Yng”), a 50/50 joint venture with Gwo Yng Enterprise Co., Ltd., a China-based manufacturer of air conditioner accumulators, filter driers, hose assemblies and switches.  We acquired our 50% interest in the joint venture for approximately $14 million.  In March 2018, we acquired an additional 15% equity interest in the joint venture for Chinese yuan renminbi 26,475,583 (approximately $4.2 million), thereby increasing our equity interest in the joint venture to 65%.  While we increased our equity interest in the joint venture to 65%, the minority shareholder maintained substantive participating rights that allowed it to participate in certain significant financial and operating decisions that occur in the ordinary course of business.  As a result, we continued to account for our investment in the joint venture under the equity method of accounting.

In July 2023, we acquired an additional 15% equity interest in the joint venture for Chinese yuan renminbi 27,378,290 (approximately $4 million), thereby increasing our equity interest in Gwo Yng to 80%.  In connection with the transaction, we amended and restated the charter documents of Gwo Yng to remove all minority shareholder substantive participating rights, giving SMP control of Gwo Yng.  As a result, as of the closing date of the transaction, Gwo Yng was accounted for as a business combination achieved in stages (“a step acquisition”).  Accordingly, commencing on the closing of the transaction, we reported the results of Gwo Yng on a consolidated basis with the minority ownership interest reported as a noncontrolling interest.

The following table summarizes the allocation of the total step acquisition purchase consideration to the identifiable assets acquired and liabilities assumed based on their fair values (in thousands):

Total purchase consideration (a)		$21,725
Assets acquired and liabilities assumed:
Cash and cash equivalents	$6,779
Receivables	5,912
Inventory	5,945
Other current assets	528
Property, plant and equipment, net	2,924
Operating lease right-of-use assets	4,372
Intangible assets (b)	532
Goodwill	2,208
Long term investments and other assets	7,257
Current liabilities	(6,004)
Noncurrent operating lease liabilities	(3,455)
Subtotal		26,998
Fair value of acquired noncontrolling interest		(5,273)
Total purchase consideration allocated to net assets acquired		$21,725

(a)	Total purchase consideration is the sum of the fair value of the previously held equity investment interest in Gwo Yng of $17.7 million and the cash paid of $4 million for the acquisition of the additional 15% equity ownership interest.
(b)	Intangible assets consists of customer relationships of $0.4 million and capitalized software of $0.1 million.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Intangible assets of $0.4 million consisting of customer relationships is amortized on a straight-line basis over the estimated useful life of 10 years.  Goodwill of $2.2 million was allocated to the Temperature Control and Engineered Solutions segments in the amounts of $1.2 million and $1 million, respectively.  The goodwill reflects relationships, business specific knowledge and the replacement cost of an assembled workforce associated with personal reputations.

Incremental revenues from Gwo Yng included in our consolidated statement of operations for the three months ended March 31, 2024 were not material.

Note 4.   Restructuring and Integration Expenses

The aggregated liabilities included in “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet relating to the restructuring and integration activities as of March 31, 2024 and December 31, 2023 and for the three months ended March 31, 2024, consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2023	$1,729	$—	$1,729
Restructuring and integration costs:
Amounts provided for during 2024 (a)	17	175	192
Cash payments	(415)	(175)	(590)
Foreign currency exchange rate changes	(18)	—	(18)
Exit activity liability at March 31, 2024	$1,313	$—	$1,313

(a)
Restructuring and integration expenses incurred during the three months ended March 31, 2024 consist of $101,000 in our Vehicle Control segment, $58,000 in our Temperature Control segment and $33,000 in our Engineered Solutions segment.

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

Restructuring expenses related to the Cost Reduction Initiative of $192,000 were incurred during the three months ended March 31, 2024 consisting of (1) expenses of $17,000 of employee severance related to our product line relocations, and (2) expenses of  $175,000 related to the relocation of machinery and equipment to our manufacturing facilities in Reynosa, Mexico.  Cash payments made of $590,000 during the three months ended March 31, 2024 consisted primarily of severance payments related to the sales force reduction. We anticipate that the Cost Reduction Initiative will be substantially completed by the end of the second quarter of 2024. Additional restructuring costs related to the initiative are expected to be immaterial.

Note 5.   Sale of Receivables

We are party to several supply chain financing arrangements, in which we may sell certain of our customers’ trade accounts receivable to such customers’ financial institutions.  We sell our undivided interests in certain of these receivables at our discretion when we determine that the cost of these arrangements is less than the cost of servicing our receivables with existing debt.  Under the terms of the agreements, we retain no rights or interest, have no obligations with respect to the sold receivables, and do not service the receivables after the sale.  As such, these transactions are accounted for as a sale.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Pursuant to these agreements, we sold $170.8 million and $170.9 million of receivables during the three months ended March 31, 2024 and 2023, respectively. Receivables presented at financial institutions and not yet collected as of March 31, 2024 and December 31, 2023 were approximately $10.9 million and $4.5 million, respectively, and remained in our accounts receivable balance as of that date. All receivables sold were reflected as a reduction of accounts receivable in the consolidated balance sheet at the time of sale. A charge in the amount of $10 million and $9 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months ended March 31, 2024 and 2023, respectively.

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

Note 6.   Inventories

Inventories, which are stated at the lower of cost (determined by means of the first-in, first-out method) and net realizable value, consist of the following:

	March 31, 2024	December 31, 2023
	(In thousands)
Finished goods	$314,809	$302,557
Work in process	17,344	18,503
Raw materials	188,549	186,015
Subtotal	520,702	507,075
Unreturned customer inventories	18,007	18,240
Total inventories	$538,709	$525,315

Note 7.   Acquired Intangible Assets

Acquired identifiable intangible assets consist of the following:

	March 31, 2024	December 31, 2023
	(In thousands)
Customer relationships	$159,843	$159,641
Patents, developed technology and intellectual property	14,123	14,123
Trademarks and trade names	8,880	8,880
Non-compete agreements	3,308	3,295
Supply agreements	800	800
Leaseholds	160	160
Total acquired intangible assets	187,114	186,899
Less: Accumulated amortization (a)	(98,163)	(95,681)
Net acquired intangible assets	$88,951	$91,218

(a)	Applies to all intangible assets, except for trademarks and trade names totaling $2.6 million, which has an indefinite useful life and, as such, is not being amortized.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Total amortization expense for acquired intangible assets was $2.1 million and $2.2 million for the three months ended March 31, 2024 and 2023, respectively. Based on the current estimated useful lives assigned to our intangible assets, amortization expense is estimated to be $6.4 million for the remainder of 2024, $8.5 million in 2025, $8.5 million in 2026, $8.5 million in 2027 and $54.5 million in the aggregate for the years 2028 through 2041.

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

The following tables provide quantitative disclosures related to our operating leases and includes all operating leases acquired from the date of acquisition (in thousands):

Balance Sheet Information	March 31, 2024	December 31, 2023
Assets
Operating lease right-of-use assets	$102,060	$100,065

Liabilities
Sundry payables and accrued expenses	$17,973	$17,139
Noncurrent operating lease liabilities	90,667	88,974
Total operating lease liabilities	$108,640	$106,113
Weighted Average Remaining Lease Term
Operating leases	8.3 Years	8.3 Years
Weighted Average Discount Rate
Operating leases	4.9%	4.8%

	Three Months Ended
Expense and Cash Flow Information	March 31,
Lease Expense	2024	2023
Operating lease expense (a)	$4,820	$3,109

Supplemental Cash Flow Information
Cash paid for the amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,131	$2,834
Right-of-use assets obtained in exchange for new operating lease obligations (b)	$5,628	$29,092

(a)
Excludes expenses of approximately $0.8 million for each of the three months ended March 31, 2024 and 2023, related to non-lease components such as maintenance, property taxes, etc., and operating lease expense for leases with an initial term of 12 months or less, which is not material.

(b)
Includes $4.7 million of right-of-use assets related to the lease modification and extension for our manufacturing facility in Bialystok, Poland during the three months ended March 31, 2024, and $27.8 million of right-of-use assets related to the lease modification and extension for our distribution center and office in Lewisville, Texas during the three months ended March 31, 2023.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Minimum Lease Payments

At March 31, 2024, we are obligated to make minimum lease payments through 2034, under operating leases, which are as follows (in thousands):

2024	$13,904
2025	16,624
2026	15,190
2027	14,245
2028	12,616
Thereafter	62,092
Total lease payments	$134,671
Less: Interest	(26,031)
Present value of lease liabilities	$108,640

Note 9.   Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	March 31, 2024	December 31, 2023
	(In thousands)
Credit facility – term loan due 2027	$91,250	$92,500
Credit facility – revolver due 2027	123,450	63,500
Other	202	211
Total debt	$214,902	$156,211

Current maturities of debt	$5,030	$5,029
Long-term debt	209,872	151,182
Total debt	$214,902	$156,211

Term Loan and Revolving Credit Facility

In June 2022, the Company entered into a new Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders (the “Credit Agreement”).  The Credit Agreement provides for a $500 million credit facility comprised of a $100 million term loan facility (the “term loan”) and a $400 million multi-currency revolving credit facility available in U.S. dollars, euros, British pound sterling, Swiss francs, Canadian dollars and other currencies as agreed to by the administrative agent and the lenders (the “revolving facility”). The Credit Agreement replaces and refinances the 2015 Credit Agreement.

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

Outstanding borrowings at March 31, 2024 under the Credit Agreement were $214.7 million, consisting of current borrowings of $5 million and long-term debt of $209.7 million; while outstanding borrowings at December 31, 2023 were $156 million, consisting of current borrowings of $5 million and long-term debt of $151 million.  Letters of credit outstanding under the Credit Agreement were $2.3 million at both March 31, 2024 and December 31, 2023.

At March 31, 2024, the weighted average interest rate under our Credit Agreement was 5.5%, which consisted of $211 million in borrowings under Term SOFR, adjusted for the impact of the interest rate swap agreement on $100 million of borrowings, and an alternative base rate borrowing of $3.7 million at 8.8%.  At December 31, 2023, the weighted average interest rate under our Credit Agreement was 5%, which consisted of $156 million in borrowings at 5% under Term SOFR, adjusted for the impact of the interest rate swap agreement on $100 million of borrowings.  During the three months ended March 31, 2024, our average daily alternative base rate loan balance was $1.7 million, compared to a balance of $0.3 million for the three months ended March 31, 2023 and a balance of $0.1 million for the year ended December 31, 2023.

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

Polish Overdraft Facility

In November 2023, our Polish subsidiary, SMP Poland sp. z.o.o., further amended its overdraft facility with HSBC Continental Europe (Spolka Akcyjna) Oddzial w Polsce. The overdraft facility, as amended, provides for borrowings under the facility in euros and U.S. dollars. Under the amended terms, the overdraft facility provides for borrowings of up to Polish zloty 30 million (approximately $7.5 million) if borrowings are solely in Polish zloty, or up to 85% of the Polish zloty 30 million limit (approximately $6.4 million) if borrowings are in euros and/or U.S. dollars. The overdraft facility had an original maturity date in March 2024, with automatic three-month renewals until June 2027, subject to cancellation by either party, at its sole discretion, at least 30 days prior to the commencement of the three-month renewal period. The facility automatically renewed in March 2024 to a June 2024 maturity date. Borrowings under the amended overdraft facility will bear interest at a rate equal to (1) the one month Warsaw Interbank Offered Rate (“WIBOR”) + 1.0% for borrowings in Polish zloty, (2) the one month Euro Interbank Offered Rate (“EURIBOR”) + 1.0% for borrowings in euros, and (3) the Mid-Point of the Fed Target Range + 1.25% for borrowings in U.S. dollars.  Borrowings under the overdraft facility are guaranteed by Standard Motor Products, Inc., the ultimate parent company.  There were no borrowings outstanding under the overdraft facility at both March 31, 2024 and December 31, 2023.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Maturities of Debt

As of March 31, 2024, maturities of debt through 2027, assuming no prepayments, are as follows (in thousands):

	Revolving Credit Facility	Term Loan Facility	Polish Overdraft Facility and Other Debt	Total
Remainder of 2024	$—	$3,750	$22	$3,772
2025	—	5,000	31	5,031
2026	—	7,500	48	7,548
2027	123,450	75,000	101	198,551
Total	$123,450	$91,250	$202	$214,902
Less: Current maturities	—	(5,000)	(30)	(5,030)
Long-term debt	$123,450	$86,250	$172	$209,872

Deferred Financing Costs

We have deferred financing costs of approximately $1.5 million and $1.6 million as of March 31, 2024 and December 31, 2023, respectively.  Deferred financing costs are related to our term loan and revolving credit facilities. Deferred financing costs as of March 31, 2024, assuming no prepayments, are being amortized in the amounts of $0.4 million for the remainder of 2024, $0.5 million in 2025, $0.5 million in 2026 and $0.1 million in 2027.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Note 10.  Accumulated Other Comprehensive Income Attributable to SMP

Changes in Accumulated Other Comprehensive Income by Component (in thousands)

	Three Months Ended March 31, 2024
	Foreign Currency Translation	Unrealized derivative gains (losses)		Unrecognized Postretirement Benefit Costs (Credit)	Total
Balance at December 31, 2023	$(8,897)	$2,899		$24	$(5,974)
Other comprehensive income (loss) before reclassifications	(1,220)	1,888	(a)	–	668
Amounts reclassified from accumulated other comprehensive income	—	(497)		(3)	(500)
Other comprehensive income (loss), net	(1,220)	1,391		(3)	168
Balance at March 31, 2024	$(10,117)	$4,290		$21	$(5,806)

(a)
Consists of the unrecognized gain relating to the change in fair value of the cash flow interest rate hedge of $1.9 million ($1.4 million, net of tax), plus cash settlement receipts of $0.7 million ($0.5 million, net of tax) in the three months ended March 31, 2024.

Reclassifications Out of Accumulated Other Comprehensive Income (in thousands)

Three Months Ended
March 31, 2024
Derivative cash flow hedge:
Unrecognized (gain) loss (a)	$(671)
Postretirement benefit plans:
Unrecognized (gain) loss (b)	(5)
Total before income tax	(676)
Income tax (expense) benefit	(176)
Total reclassifications	$(500)

(a)
Unrecognized accumulated other comprehensive income (loss) related to the cash flow interest rate hedge is reclassified to earnings and reported as part of interest expense in our consolidated statements of operations when the interest payments on the underlying borrowings are recognized.

(b)
Unrecognized accumulated other comprehensive income (loss) related to our post retirement plans is reclassified to earnings and included in the computation of net periodic postretirement benefit costs, which are included in other non-operating income (expense), net in our consolidated statements of operations (see Note 12, “Employee Benefits,” for additional information).

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

Our restricted and performance-based share activity was as follows for the three months ended March 31, 2024:

	Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2023	880,976	$29.48
Granted	—	—
Vested	(7,928)	27.70
Forfeited	(7,150)	32.47
Balance at March 31, 2024	865,898	$29.47

We recorded compensation expense related to restricted shares and performance-based shares of $1.3 million ($1 million, net of tax) and $1.5 million ($1.1 million, net of tax) for the three months ended March 31, 2024 and 2023, respectively. The unamortized compensation expense related to our restricted and performance-based shares was $11.4 million at March 31, 2024, and is expected to be recognized as they vest over a weighted average period of 3.94 years and 0.08 years for employees and directors, respectively.

Note 12.  Employee Benefits

We provide certain medical and dental care benefits to 13 former U.S. union employees.  The postretirement medical and dental benefit obligation to the former union employees as of March 31, 2024, and the related net periodic benefit cost for the plan for the three months ended March 31, 2024 and 2023 were not material.

We maintain a defined contribution Supplemental Executive Retirement Plan for key employees.  Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees.  In March 2024, we made company contributions to the plan of $0.5 million related to calendar year 2023.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
We also have an Employee Stock Ownership Plan and Trust for employees who are not covered by a collective bargaining agreement.  In connection therewith, we maintain an employee benefits trust to which we contribute shares of treasury stock.  We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under the plan. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released.  The trustees will vote the shares in accordance with their fiduciary duties.  During the three months ended March 31, 2024, we contributed to the trust an additional 68,700 shares from our treasury and released 68,700 shares from the trust leaving 200 shares remaining in the trust as of March 31, 2024.

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

In June 2022, we entered into a seven year interest rate swap agreement with a notional amount of $100 million that is to mature in May 2029.  The interest rate swap agreement has been designated as a cash flow hedge of interest payments on $100 million of borrowings under our Credit Agreement. Under the terms of the swap agreement, we will receive monthly variable interest payments based on one month Term SOFR and will pay interest based upon a fixed rate of 2.683% per annum, adjusted upward for the credit spread adjustment in the Credit Agreement of 0.10% and the loan margin in the Credit Agreement of 1.25% at March 31, 2024.

The fair value of the interest rate swap agreement as of March 31, 2024 and December 31, 2023 was an asset of $5.8 million and $3.9 million, respectively, which has been deferred and recorded in accumulated other comprehensive income, net of income taxes, in our consolidated balance sheet. When the interest expense on the underlying borrowing is recognized, the deferred gain/loss in accumulated other comprehensive income is recorded in earnings as interest expense in the consolidated statements of operations. We perform quarterly hedge effectiveness assessments and anticipate that the interest rate swap will be highly effective throughout its term.

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
The following is a summary of the estimated fair values, carrying amounts, and classification under the fair value hierarchy of our financial instruments at March 31, 2024 and December 31, 2023 (in thousands):

		March 31, 2024		December 31, 2023
	Fair Value Hierarchy	Fair Value	Carrying Amount	Fair Value	Carrying Amount

Cash and cash equivalents (a)	LEVEL1/2	$27,113	$27,113	$32,526	$32,526
Deferred compensation	LEVEL 1	25,674	25,674	23,893	23,893
Short term borrowings	LEVEL 2	5,030	5,030	5,029	5,029
Long-term debt	LEVEL 2	209,872	209,872	151,182	151,182
Cash flow interest rate swap	LEVEL 2	5,820	5,820	3,939	3,939
Long-term investments	LEVEL 2	7,522	7,522	7,468	7,468

(a)
As of March 31, 2024 cash and cash equivalents consist of cash of $24.1 million and cash equivalents of $3 million, which are classified as Level 1 and Level 2, respectively, under the fair value hierarchy.  As of December 31, 2023 cash and cash equivalents consist of cash of $29.5 million and cash equivalents of $3 million, which are classified as Level 1 and Level 2, respectively, under the fair value hierarchy.

Cash equivalents consist of certificates of deposit with original maturities of three months, or less. These securities are accounted for as held-to-maturity and recorded at amortized cost, which approximates their fair values at March 31, 2024.  The fair value of the underlying assets held by the deferred compensation plan are based on the quoted market prices of the underlying funds which are held by registered investment companies. The carrying value of our variable rate short-term borrowings and long-term debt under our credit facilities approximates fair value as the variable interest rates in the facilities reflect current market rates. The fair value of our cash flow interest rate swap agreement is obtained from an independent third party, is based upon market quotes, and represents the net amount required to terminate the interest rate swap, taking into consideration market rates and counterparty credit risk.  Long-term investments consist of certificates of deposit with original maturities in excess of twelve months. These securities are accounted for as held-to-maturity and recorded at amortized cost, which approximates their fair values at March 31, 2024.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Note 15. Earnings Per Share

The following are reconciliations of the net earnings attributable to SMP and the shares used in calculating basic and dilutive net earnings per common share (in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Net Earnings Attributable to SMP -
Earnings from continuing operations	$9,863	$12,698
Loss from discontinued operations	(1,039)	(780)
Net earnings attributable to SMP	$8,824	$11,918

Basic Net Earnings Per Common Share Attributable to SMP -
Earnings from continuing operations per common share	$0.45	$0.59
Loss from discontinued operations per common share	(0.05)	(0.04)
Net earnings per common share attributable to SMP	$0.40	$0.55

Weighted average common shares outstanding	21,924	21,610

Diluted Net Earnings Per Common Share Attributable to SMP -
Earnings from continuing operations per common share	$0.44	$0.57
Loss from discontinued operations per common share	(0.05)	(0.03)
Net earnings per common share attributable to SMP	$0.39	$0.54

Weighted average common shares outstanding	21,924	21,610
Plus incremental shares from assumed conversions:
Dilutive effect of restricted stock and performance-based stock	449	488
Weighted average common shares outstanding – Diluted	22,373	22,098

The shares listed below were not included in the computation of diluted net earnings per common share attributable to SMP because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):

	Three Months Ended March 31,
	2024	2023
Restricted and performance-based shares	281	298

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Note 16. Industry Segments

Our business is organized into three operating segments, Vehicle Control, Temperature Control and Engineered Solutions, each of which focuses on a specific line of business. Our automotive aftermarket business is comprised of two operating segments, Vehicle Control and Temperature Control, while our Engineered Solutions operating segment offers a broad array of conventional and future-oriented technologies.

The following tables show our net sales and operating income for each reportable operating segment (in thousands):

	Three Months Ended March 31,
	2024	2023
Net Sales (a)
Vehicle Control	$185,524	$184,577
Temperature Control	71,608	72,406
Engineered Solutions	74,271	71,045
Other	—	—
Consolidated	$331,403	$328,028

Operating Income (Loss)
Vehicle Control	$15,540	$17,375
Temperature Control	2,031	2,084
Engineered Solutions	2,232	5,647
Other	(5,184)	(4,360)
Consolidated	$14,619	$20,746

(a)	There are no intersegment sales among our Vehicle Control, Temperature Control and Engineered Solutions operating segments.

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
The following table summarizes consolidated net sales by major product group within each operating segment for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Vehicle Control
Engine Management (Ignition, Emissions and Fuel Delivery)	$116,085	$116,083
Electrical and Safety	52,407	51,804
Wire Sets and Other	17,032	16,690
Total Vehicle Control	185,524	184,577

Temperature Control
AC System Components	49,960	50,798
Other Thermal Components	21,648	21,608
Total Temperature Control	71,608	72,406

Engineered Solutions
Commercial Vehicle	22,908	20,232
Construction/Agriculture	10,076	11,692
Light Vehicle	21,803	23,019
All Other	19,484	16,102
Total Engineered Solutions	74,271	71,045

Other	—	—

Total	$331,403	$328,028

Geographic Area

We sell our line of products primarily in the United States, with additional sales in Canada, Mexico, Europe, Asia and Latin America.  Sales are attributed to countries based upon the location of the customer.  Our sales are substantially denominated in U.S. dollars.

The following tables provide disaggregation of net sales information by geographic area within each operating segment for the three months ended March 31, 2024 and 2023 (in thousands):

Three months ended March 31, 2024	Vehicle Control	Temperature Control	Engineered Solutions	Other	Total
Geographic Area:
United States	$164,821	$64,665	$40,454	$—	$269,940
Canada	9,158	6,632	8,182	—	23,972
Europe	283	16	14,206	—	14,505
Mexico	10,020	5	2,207	—	12,232
Asia	101	141	8,561	—	8,803
Other foreign	1,141	149	661	—	1,951
Total	$185,524	$71,608	$74,271	$—	$331,403

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Three months ended March 31, 2023	Vehicle Control	Temperature Control	Engineered Solutions	Other	Total
Geographic Area:
United States	$166,412	$69,571	$44,206	$—	$280,189
Canada	8,330	2,755	5,238	—	16,323
Europe	198	—	15,084	—	15,282
Mexico	8,587	—	1,768	—	10,355
Asia	62	20	4,054	—	4,136
Other foreign	988	60	695	—	1,743
Total	$184,577	$72,406	$71,045	$—	$328,028

Note 18. Commitments and Contingencies

Asbestos

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying statement of operations.  When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001, and the amounts paid for settlements, awards of asbestos-related damages, and defense of such claims.  At March 31, 2024, approximately 1,460 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through March 31, 2024, the amounts paid for settled claims and awards of asbestos-related damages, including interest, were approximately $77.7 million.  We do not have insurance coverage for the indemnity and defense costs associated with the claims we face.

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Based upon the results of the August 31, 2023 actuarial study, in September 2023 we increased our asbestos liability to $84 million, the low end of the range, and recorded an incremental pre-tax provision of $23.8 million in earnings (loss) from discontinued operations in the accompanying statement of operations.  Future legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operations in the accompanying statement of operations, are estimated, according to the August 31, 2023 study, to range from $53.1 million to $105.2 million for the period through 2065.  Total operating cash outflows related to discontinued operations, which include settlements, awards of asbestos-related damages and legal costs, net of taxes, were $3 million and $2.6 million for the three months ended March 31, 2024 and 2023, respectively.

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)
Warranties

We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time of the product depending on the nature of the product.  As of March 31, 2024 and 2023, we have accrued $23.1 million and $20.6 million, respectively, for estimated product warranty claims included in accrued customer returns. The accrued product warranty costs are based primarily on historical experience of actual warranty claims.

The following table provides the changes in our product warranties (in thousands):

	Three Months Ended March 31,
	2024	2023
Balance, beginning of period	$21,134	$19,667
Liabilities accrued for current year sales	28,677	25,793
Settlements of warranty claims	(26,719)	(24,860)
Balance, end of period	$23,092	$20,600

Index
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading manufacturer and distributor of premium replacement parts in the automotive aftermarket and a custom-engineered solutions provider to vehicle and equipment manufacturers in diverse non-aftermarket end markets.  Our business is organized into three operating segments.  Our automotive aftermarket business is comprised of two segments, Vehicle Control and Temperature Control, while our Engineered Solutions Segment offers a broad array of conventional and future-oriented technologies.  We sell our products primarily to retailers, warehouse distributors, original equipment manufacturers and original equipment service part operations in the United States, Canada, Europe, Asia, Mexico and other Latin America countries.

Vehicle Control is our core aftermarket business deriving its sales from three major product groups  (1) Ignition, Emissions & Fuel Delivery, which includes the traditional internal combustion engine (ICE) dependent categories; (2) Electrical & Safety, which includes powertrain neutral vehicle technologies such as electrical switches/relays, safety related products such as anti-lock brake and vehicle speed sensors, tire pressure monitoring, park assist sensors, and advanced driver assistance components; and (3) Wire Sets & Other, which includes spark plug wire sets and other related products, and are product categories we have noted to be in secular decline based upon product life cycle.

Our Temperature Control operating segment is our thermal aftermarket business segment poised to benefit from the broader adoption of air conditioning and other thermal systems.  These systems will provide passenger comfort regardless of the vehicles’ powertrain, and are being developed to cool batteries and other products used on electric vehicles.  Segment offerings include sales from thermal products in the aftermarket business under two major product groups – (1) AC System Components, which includes compressors, connecting lines, heat exchangers, and expansion devices; and (2) Other Thermal Components, which includes parts that provide engine, transmission, electric drive motor, and battery temperature management.

Our Engineered Solutions segment supplies custom-engineered solutions to vehicle and equipment manufacturers in highly diversified global end-markets such as commercial and light vehicles, construction, agriculture, power sports and marine.  Segment offerings include product categories that offer a broad array of conventional and future-oriented technologies, including those that are specific to vehicle electrification as well as those that are powertrain-neutral.

Index
Overview of Financial Performance

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto. This discussion summarizes the significant factors affecting our results of operations and the financial condition of our business during the three months ended March 31, 2024 and 2023.

	Three Months Ended
	March 31,
(In thousands, except per share data)	2024	2023
Net sales	$331,403	$328,028
Gross profit	89,522	91,267
Gross profit %	27%	27.8%
Operating income	14,619	20,746
Operating income %	4.4%	6.3%
Earnings from continuing operations before income taxes	13,371	17,109
Provision for income taxes	3,342	4,372
Earnings from continuing operations	10,029	12,737
Loss from discontinued operations, net of income taxes	(1,039)	(780)
Net earnings	8,990	11,957
Net earnings attributable to noncontrolling interest	166	39
Net earnings attributable to SMP	8,824	11,918
Per share data attributable to SMP – Diluted:
Earnings from continuing operations	$0.44	$0.57
Discontinued operations	(0.05)	(0.03)
Net earnings per common share	$0.39	$0.54

Consolidated net sales for the three months ended March 31, 2024 were $331.4 million, an increase of $3.4 million, or 1%, compared to $328 million in the same period in 2023.  Consolidated net sales increased in our Vehicle Control and Engineered Solutions operating segments, while consolidated net sales in our Temperature Control operating segment decreased when compared to the comparable period in the prior year.

The increase in net sales in the three months ended March 31, 2024 when compared to the comparable period in the prior year reflects the impact of multiple factors including:

•	the stable demand in the automotive aftermarket business with expected flat to low single digit annual sales growth,
•
the timing of pre-season customer orders in our Temperature Control operating segment in 2024, which were slightly lower than the strong customer orders in the first quarter of 2023.  Overall, full year results at Temperature Control will be dependent upon summer weather conditions and customer inventory levels, and

•
strong customer demand and new business wins in our Engineered Solutions operating segment with continued optimism about the long-term growth potential of the complementary markets served in this segment.

Index
Gross margins as a percentage of net sales decreased to 27% in the first quarter of 2024 when compared to 27.8% in the comparable quarter in 2023.  The gross margin percentage at Vehicle Control remained flat year-over-year, while the gross margins at Temperature Control increased and gross margins at Engineered Solutions decreased.  Automotive aftermarket gross margins in the first three months of 2024 reflect the positive impact of pricing and improved operating performance, along with the favorable customer sales mix in Vehicle Control and Temperature Control, all of which was offset by lingering inflationary cost increases in certain raw materials, labor and transportation expenses. The gross margin decrease in Engineered Solutions was driven by an unfavorable customer sales mix and inflationary cost increases.  While we anticipate continued margin pressure resulting from inflationary headwinds, we believe that our annual cost savings initiatives coupled with customer pricing should help to offset this impact to our gross margins.

Operating margin as a percentage of net sales for the three months ended March 31, 2024 was 4.4% as compared to 6.3% for the same period in 2023.  Included in our operating margin were selling, general and administrative expenses (“SG&A”) of $74.7 million, or 22.6% of net sales for the three months ended March 31, 2024 compared to $69.6 million, or 21.2% of net sales, for the same period in 2023. The $5.1 million increase in SG&A expenses in the first quarter of 2024 as compared to the first quarter of 2023 is principally due to (1) increased rent and redundancy expenses of approximately $1.1 million as we transition away from our Edwardsville, Kansas distribution center to our new facility in Shawnee, Kansas, (2) higher interest related costs of $1 million incurred in our supply chain financing arrangements, and (3) higher distribution and freight costs related to higher sales.  Excluding the impact of the incremental distribution expansion costs and supply chain interest costs, SG&A expenses in the first quarter of 2024 were 21.9% of consolidated net sales, just slightly higher than the percentage in the comparable prior year period.

Overall, our core automotive aftermarket business remains stable, and we continue to be optimistic about the long-term growth potential of the complementary markets served in our Engineered Solutions operating segment.

New Distribution Facility in Shawnee, Kansas

In May 2023, we signed a lease for a new distribution facility in Shawnee, Kansas with a lease commencement date of July 1, 2023.  The new facility will expand our total distribution network square footage to meet our growing demands in the automotive aftermarket industry.  The new 575,000 square foot facility will replace our current 363,000 square foot facility in Edwardsville, Kansas, and integrate state-of-the-art technologies to deliver improved logistics capabilities, operational efficiencies, as well as enhanced employee, customer and supplier experiences.  The new facility is located just five miles away from our Edwardsville facility, enabling us to retain our existing workforce avoiding the additional costs of hiring and training.  The facility will have a phased opening beginning in 2024 and be fully operational in early 2025.  We will incur additional costs in 2024 and 2025 during the phase-in period while we operate the two facilities.

Impact of Global Supply Chain Disruption and Inflation

Disruptions in global supply chains continue to persist, resulting in longer lead times, delays in procuring component parts and raw materials, and in inflationary cost increases in certain raw materials, labor and transportation.  In response to the global supply chain volatility and lingering inflationary cost increases, we have taken, and continue to take, several actions to mitigate the impact by working closely with our suppliers and customers to minimize any potential adverse impacts on our business, including implementing cost savings initiatives and maintaining inventory at levels to minimize potential disruptions from out-of-stock raw materials and components to ensure higher fill rates with our customers.  We believe that we have also benefited from our geographically diversified manufacturing footprint and our strategy to bring more product manufacturing in-house, especially with respect to product availability and fill rates.  We expect these inflationary trends to continue for some time, and while we believe that we will be able to somewhat offset the impact, there can be no assurances that unforeseen future events in the global supply chain affecting the availability of materials and components, and/or increasing commodity pricing, will not have an adverse effect on our business, financial condition and results of operations.

Index
Sustainability

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

Index
Interim Results of Operations

Comparison of the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023

Sales.  Consolidated net sales for the three months ended March 31, 2024 were $331.4 million, an increase of $3.4 million, or 1%, compared to $328 million in the same period of 2023, with the majority of our net sales to customers located in the United States.  Consolidated net sales increased in our Vehicle Control and Engineered Solutions operating segments, while consolidated net sales in our Temperature Control operating segment decreased when compared to the comparable period in the prior year.

The following table summarizes consolidated net sales by segment and by major product group within each segment for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Vehicle Control
Engine Management (Ignition, Emissions and Fuel Delivery)	$116,085	$116,083
Electrical and Safety	52,407	51,804
Wire Sets and Other	17,032	16,690
Total Vehicle Control	185,524	184,577

Temperature Control
AC System Components	49,960	50,798
Other Thermal Components	21,648	21,608
Total Temperature Control	71,608	72,406

Engineered Solutions
Commercial Vehicle	22,908	20,232
Construction/Agriculture	10,076	11,692
Light Vehicle	21,803	23,019
All Other	19,484	16,102
Total Engineered Solutions	74,271	71,045

Other	—	—

Total	$331,403	$328,028

Vehicle Control’s net sales for the three months ended March 31, 2024 increased $0.9 million, or 0.5%, to $185.5 million compared to compared to $184.6 million in the same period of 2023.  Demand in the Vehicle Control aftermarket segment remains relatively stable and our net sales performance in the first quarter of 2024 is in line with our expected flat to low single digit annual sales growth in the automotive aftermarket.

Temperature Control’s net sales for the three months ended March 31, 2024 decreased $0.8 million, or 1.1%, to $71.6 million compared to $72.4 million in the same period of 2023.  Temperature Control’s net sales for the first quarter of 2024 reflects the impact of the timing of pre-season customer orders in 2024, which were slightly lower than the strong customer orders in the first quarter of 2023.  Overall, full year results at Temperature Control will be dependent upon summer weather conditions and customer inventory levels.

Engineered Solutions’ net sales for the three months ended March 31, 2024 increased $3.3 million, or 4.5%, to $74.3 million compared to $71 million in the same period of 2023.  Overall, net sales in our Engineered Solutions operating segment showed year-over-year improvement driven by strong demand and new business wins, and we continue to be optimistic about the long-term growth potential of the complementary markets served in our Engineered Solutions operating segment.

Index
Gross Margins.  Gross margins, as a percentage of consolidated net sales, decreased to 27% in the first quarter of 2024, compared to 27.8% in the first quarter of 2023.  The following table summarizes gross margins by segment for the three months ended March 31, 2024 and 2023, respectively (in thousands):

Three Months Ended March 31,	Vehicle Control	Temperature Control	Engineered Solutions	Other	Total
2024
Net sales	$185,524	$71,608	$74,271	$—	$331,403
Gross margins	58,899	19,689	10,934	—	89,522
Gross margin percentage	31.7%	27.5%	14.7%	—	27%

2023
Net sales	$184,577	$72,406	$71,045	$—	$328,028
Gross margins	58,472	19,155	13,640	—	91,267
Gross margin percentage	31.7%	26.5%	19.2%	—	27.8%

Compared to the first three months of 2023, gross margins at Vehicle Control remained flat at 31.7%, while gross margins at Temperature Control increased 1 percentage point from 26.5 % to 27.5%, and gross margins at Engineered Solutions decreased 4.5 percentage points from 19.2% to 14.7%.

The gross margin percentage in our Vehicle Control operating segment remained flat year-over-year reflecting the positive impact of pricing, operating performance and customer sales mix, offset by the lingering inflationary increases in material and labor costs; while the gross margin percentage increase in our Temperature Control operating segment reflects the impact of pricing and operating performance, as well as favorable customer sales mix.  Gross margins as a percentage of net sales in our Engineered Solutions operating segment decreased in the first quarter of 2024 when compared to the comparable period in 2023 driven primarily by unfavorable customer sales mix and inflationary cost increases.  All of our operating segments were negatively impacted by the lingering inflationary cost increases in certain raw materials, labor and transportation expenses.  While we anticipate continued margin pressure resulting from inflationary headwinds, we believe that our annual cost savings initiatives coupled with customer pricing should help to offset this impact to our gross margins.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) increased to $74.7 million, or 22.6% of consolidated net sales, in the first quarter of 2024, as compared to $69.6 million, or 21.2% of consolidated net sales in the first quarter of 2023. The $5.1 million increase in SG&A expenses in the first quarter of 2024 as compared to the first quarter of 2023 is principally due to (1) increased rent and redundancy expenses of approximately $1.1 million as we transition away from our Edwardsville, Kansas distribution center to our new distribution facility in Shawnee, Kansas, (2) higher interest related costs of $1 million incurred in our supply chain financing arrangements, and (3) higher distribution and freight costs related to higher sales.  Excluding the impact of the incremental distribution expansion costs and supply chain interest costs, SG&A expenses in the first quarter of 2024 were 21.9% of consolidated net sales, just slightly higher than the percentage in the comparable prior year period.

Restructuring and Integration Expenses.  Restructuring and integration expenses were $0.2 million in first three months of 2024 compared to $0.9 million in the same period of 2023.  Restructuring and integration expenses incurred in the first three months of 2024 and 2023 relate to the Cost Reduction Initiative announced in the fourth quarter of 2022.

Restructuring and integration expenses incurred during the three months ended March 31, 2024 of $0.2 million consisted primarily of expenses in connection with the relocation of machinery and equipment to our manufacturing facilities in Reynosa, Mexico; while restructuring and integration expenses incurred during the three months ended March 31, 2023 consisted of (1) employee severance expenses of approximately $0.8 million related to our product line relocations, and (2) expenses of approximately $0.1 million related to the relocation of machinery and equipment to our manufacturing facilities in Reynosa, Mexico.  We anticipate that the Cost Reduction Initiative will be substantially completed by the end of the second quarter of 2024.  Additional restructuring costs related to the initiative are expected to be immaterial.

Index
Operating Income.  Operating income was $14.6 million, or 4.4% of consolidated net sales, in the first quarter of 2024 compared to $20.7 million, or 6.3% of consolidated net sales, in the first quarter of 2023.  The year-over-year decrease in operating income of $6.1 million is primarily the result of lower gross margins as a percentage of net sales, and higher SG&A expenses, including the incremental distribution expansion costs, offset, in part, by higher net sales and lower restructuring and integration expenses.

Other Non-Operating Income, Net.  Other non-operating income, net was $0.8 million in the first quarter of 2024, compared to other non-operating income, net of $0.2 million in the first quarter of 2023.  The year-over-year increase in other non-operating income, net results from the increase in year-over-year equity income from our joint ventures.  Equity income from our joint ventures increased in spite of the year-over-year decline in the equity income of Gwo Yng, reflecting the impact of our acquisition of an additional 15% equity interest in Gwo Yng in July 2023.  Commencing on the date of our equity interest increase, the financial results of Gwo Yng were no longer accounted for under the equity method of accounting.  Instead, Gwo Yng’s financial results are reported on a consolidated basis, resulting in lower joint venture equity income.  As such, other non-operating income, net includes incremental equity income of Gwo Yng of $0.2 million in the first quarter of 2023.

Interest Expense.  Interest expense decreased to $2.1 million in the first quarter of 2024 compared to $3.9 million in the same period of 2023.  The year-over-year decrease in interest expense reflects the impact of lower average outstanding borrowings in the first quarter of 2024 when compared to the first quarter of 2023, and slightly lower year-over-year average interest rates on our credit facilities.

Income Tax Provision.  The income tax provision in the first quarter of 2024 was $3.3 million at an effective tax rate of 25% compared to $4.4 million at an effective tax rate of 25.6% for the same period in 2023.  The effective tax rate was essentially flat year-over-year.

Loss from Discontinued Operations.  During the first quarter of 2024 and 2023, the loss from discontinued operations, net of tax was $1 million and $0.8 million, respectively.  The loss from discontinued operations, net of tax, reflects legal and other administrative expenses associated with our asbestos-related liability.  As discussed more fully in Note 18, “Commitments and Contingencies” in the notes to our consolidated financial statements (unaudited), we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Net Earnings Attributable to Noncontrolling Interest.  Net earnings attributable to noncontrolling interest relates to the minority shareholders’ interest in our 70% owned joint venture in Hong Kong, with operations in Shanghai and Wuxi, China (“Trombetta Asia, Ltd.”) and, in our 80% ownership in Gwo Yng, commencing in July 2023 upon the completion of our step acquisition.  Net earnings attributable to the noncontrolling interest were $166,000 and $39,000 during the three months ended March 31, 2024 and March 31, 2023, respectively.

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

	March 31,		December 31,
(In thousands)	2024	2023	2023
Operating cash flows	$(45,716)	$(20,442)	$144,260
Total debt	$214,902	$273,101	$156,211
Cash and cash equivalents	27,113	24,196	32,526
Net debt	$187,789	$248,905	$123,685
Remaining borrowing capacity	$274,230	$220,881	$334,180
Total liquidity	301,343	245,077	366,706

Operating Activities. During the first three months of 2024, cash used in operating activities was $45.7 million compared to $20.4 million in the same period of 2023.  The increase in cash used in operating activities resulted primarily from the decrease in net earnings, the larger year-over-year increase in accounts receivable, the increase in inventories compared to a decrease in inventories in the prior year, and the decrease in accounts payable compared to an increase in accounts payable in the prior year, partially offset by the larger year-over-year decrease in prepaid expenses and other current assets, and the increase in sundry payables and accrued expenses compared to a decrease in sundry payables and accrued expenses in the prior year.

Net earnings during the first quarter of 2024 were $9 million compared to $12 million in the first quarter of 2023.  During the first three months of 2024, (1) the increase in accounts receivable was $44 million compared to the year-over-year increase in accounts receivable of $42.6 million in 2023; (2) the increase in inventories was $14.7 million compared to the year-over-year decrease in inventories of $6.2 million in 2023; (3) the decrease in accounts payable was $9.3 million compared to the year-over-year increase in accounts payable of $4.8 million in 2023; (4) the decrease in prepaid expenses and other current assets was $1.6 million compared to the year-over-year decrease in prepaid expenses and other current assets of $1.2 million in 2023; and (5) the increase in sundry payables and accrued expenses was $4 million compared to the year-over-year decrease in sundry payables and accrued expenses of $10.7 million in 2023.  During the year ended December 31, 2023, we generated significant operating cash flow by reducing our inventory to more normalized levels while actively managing our accounts receivable and accounts payable. We will continue to actively manage our working capital to maximize our operating cash flow, and now that global supply chains have stabilized, expect cash flows from operations to return to historical levels.

Investing Activities.  Cash used in investing activities was $10.1 million in the first three months of 2024 compared to $4.4 million in the same period of 2023.  Investing activities during the first three months of 2024 and 2023 consisted of capital expenditures of $10.1 million and $4.4 million, respectively.  The year-over-year increase in capital expenditures relates to the implementation of upgraded automation equipment, racking and other equipment, as we invest in the start-up of our new distribution facility in Shawnee, Kansas.

Financing Activities.  Cash provided by financing activities was $50.4 million in the first three months of 2024 as compared to $27.3 million in the same period of 2023.  During the first three months of 2024, (1) we increased borrowings under our Credit Agreement by $58.7 million; (2) paid dividends of $6.4 million; and (3) made cash payments for the repurchase of shares of our common stock of $2.2 million.  Cash provided by borrowings under our Credit Agreement in the three months ended March 31, 2024 was used to fund our operating activities, investing activities, pay dividends, and repurchase shares of our common stock.

Index
During the first three months of 2023, (1) we increased borrowings under our Credit Agreement by $33.5 million; and (2) we paid dividends of $6.3 million.  Cash provided by borrowings under our Credit Agreement in the three months ended March 31, 2023 was used to fund our operating activities, investing activities, and pay dividends.

Dividends of $6.4 million and $6.3 million were paid in the three months ended March 31, 2024 and 2023, respectively.  Quarterly dividends were paid at a rate of $0.29 in both 2024 and 2023.

Liquidity.

Our primary cash requirements include working capital, capital expenditures, regular quarterly dividends, stock repurchases, principal and interest payments on indebtedness and acquisitions.  Our primary sources of funds are ongoing net cash flows from operating activities and availability under our Credit Agreement (as detailed below).

In June 2022, the Company entered into a new Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders (the “Credit Agreement”).  The Credit Agreement provides for a $500 million credit facility comprised of a $100 million term loan facility (the “term loan”) and a $400 million multi-currency revolving credit facility available in U.S. dollars, euros, British pound sterling, Swiss francs, Canadian dollars and other currencies as agreed to by the administrative agent and the lenders (the “revolving facility”).  The Credit Agreement replaces and refinances the 2015 Credit Agreement.

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

Index
Outstanding borrowings at March 31, 2024 under the Credit Agreement were $214.7 million, consisting of current borrowings of $5 million and long-term debt of $209.7 million; while outstanding borrowings at December 31, 2023 were $156 million, consisting of current borrowings of $5 million and long-term debt of $151 million.  Letters of credit outstanding under the Credit Agreement were $2.3 million at both March 31, 2024 and December 31, 2023.

At March 31, 2024, the weighted average interest rate under our Credit Agreement was 5.5%, which consisted of $211 million in borrowings under Term SOFR, adjusted for the impact of the interest rate swap agreement on $100 million of borrowings, and an alternative base rate borrowing of $3.7 million at 8.8%.  At December 31, 2023, the weighted average interest rate under our Credit Agreement was 5%, which consisted of $156 million in borrowings at 5% under Term SOFR, adjusted for the impact of the interest rate swap agreement on $100 million of borrowings.  During the three months ended March 31, 2024, our average daily alternative base rate loan balance was $1.7 million, compared to a balance of $0.3 million for the three months ended March 31, 2023 and a balance of $0.1 million for the year ended December 31, 2023.

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

In November 2023, our Polish subsidiary, SMP Poland sp. z.o.o., further amended its overdraft facility with HSBC Continental Europe (Spolka Akcyjna) Oddzial w Polsce. The overdraft facility, as amended, provides for borrowings under the facility in euros and U.S. dollars.  Under the amended terms, the overdraft facility provides for borrowings of up to Polish zloty 30 million (approximately $7.5 million) if borrowings are solely in Polish zloty, or up to 85% of the Polish zloty 30 million limit (approximately $6.4 million) if borrowings are in euros and/or U.S. dollars.  The overdraft facility had an original maturity date in March 2024, with automatic three-month renewals until June 2027, subject to cancellation by either party, at its sole discretion, at least 30 days prior to the commencement of the three-month renewal period. The facility automatically renewed in March 2024 to a June 2024 maturity date.  Borrowings under the amended overdraft facility will bear interest at a rate equal to (1) the one month Warsaw Interbank Offered Rate (“WIBOR”) + 1.0% for borrowings in Polish zloty, (2) the one month Euro Interbank Offered Rate (“EURIBOR”) + 1.0% for borrowings in euros, and (3) the Mid-Point of the Fed Target Range + 1.25% for borrowings in U.S. dollars.  Borrowings under the overdraft facility are guaranteed by Standard Motor Products, Inc., the ultimate parent company.  There were no borrowings outstanding under the overdraft facility at both March 31, 2024 and December 31, 2023.

In order to reduce our accounts receivable balances and improve our cash flow, we are party to several supply chain financing arrangements, in which we may sell certain of our customers’ trade accounts receivable to such customers’ financial institutions.  We sell our undivided interests in certain of these receivables at our discretion when we determine that the cost of these arrangements is less than the cost of servicing our receivables with existing debt.  Under the terms of the agreements, we retain no rights or interest, have no obligations with respect to the sold receivables, and do not service the receivables after the sale.  As such, these transactions are accounted for as a sale.

Pursuant to these agreements, we sold $170.8 million and $170.9 million of receivables during the three months ended March 31, 2024 and 2023, respectively.  Receivables presented at financial institutions and not yet collected as of March 31, 2024 and December 31, 2023 were approximately $10.9 million and $4.5 million, respectively, and remained in our accounts receivable balance as of that date. All receivables sold were reflected as a reduction of accounts receivable in the consolidated balance sheet at the time of sale.  A charge in the amount of $10 million and $9 million related to the sale of receivables is included in selling, general and administrative expense in our consolidated statements of operations for the three months ended March 31, 2024 and 2023, respectively.

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

In July 2022, our Board of Directors authorized the purchase of up to $30 million of our common stock under a stock repurchase program.  Stock will be purchased from time to time in the open market, or through private transactions, as market conditions warrant.  Under this program, during the three months ended March 31, 2024, we repurchased 79,922 shares of our common stock at a total cost of $2.6 million.  As of March 31, 2024, there was approximately $27.4 million available for future stock purchases under the program.  From the end of the first quarter through April 29, 2024, we repurchased an additional 106,440 shares of our common stock under the program at a total cost of $3.5 million, thereby reducing the amount available for future repurchases under the Board of Directors authorization to $23.9 million.

Material Cash Commitments

Material cash commitments as of March 31, 2024 consist of required cash payments to service our outstanding borrowings of $214.7 million under our Credit Agreement with JPMorgan Chase Bank, N.A., as agent and the future minimum cash requirements of $134.7 million through 2034 under operating leases.  All of our other cash commitments as of March 31, 2024 are not material.  For additional information related to our material cash commitments, see Note 8, “Leases,” and Note 9, “Credit Facilities and Long-Term Debt,” in the notes to our consolidated financial statements (unaudited).

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

For further information regarding the risks in our business, refer to Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023.

Critical Accounting Policies and Estimates

We have identified the accounting policies and estimates surrounding the “Valuation of Long-Lived and Intangible Assets and Goodwill,” and “Asbestos Litigation” as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to these policies and estimates on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies and estimates affect our reported and expected financial results. There have been no material changes to these and other accounting policies and estimates from the information provided in Note 1 of the Notes to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Exchange Rate Risk

We have exchange rate exposure, primarily, with respect to the Canadian dollar, the euro, the British pound sterling, the Polish zloty, the Hungarian forint, the Mexican peso, the Taiwan dollar, the Chinese yuan renminbi and the Hong Kong dollar.  As of March 31, 2024 and December 31, 2023, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore, the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows.  This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the incremental effect of such a change on our foreign currency denominated revenues.

Interest Rate Risk

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To reduce our market risk for changes in interest rates on our variable rate borrowings, and to manage a portion of our exposure to changes in interest rates, we occasionally enter into interest rate swap agreements.

In June 2022, we entered into a seven year interest rate swap agreement with a notional amount of $100 million that is to mature in May 2029.  The interest rate swap agreement has been designated as a cash flow hedge of interest payments on $100 million of borrowings under our Credit Agreement. Under the terms of the swap agreement, we will receive monthly variable interest payments based on one month Term SOFR and will pay interest based upon a fixed rate of 2.683% per annum, adjusted upward for the credit spread adjustment in the Credit Agreement of 0.10% and the loan margin in the Credit Agreement of 1.25% at March 31, 2024.

As of March 31, 2024, we had $214.7 million of outstanding borrowings under our Credit Agreement, of which $114.7 million bears interest at variable rates of interest and $100 million bears interest at fixed rates, after consideration of the interest rate swap agreement entered into in June 2022.  Additionally, we invest our excess cash in highly liquid short-term investments. Based upon our current level of borrowings under our facilities and our excess cash, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate may have an approximate $0.9 million annualized negative impact on our earnings or cash flows.

Index
In addition, we are party to several supply chain financing arrangements, in which we may sell certain of our customers’ trade accounts receivable to such customers’ financial institutions.  We sell our undivided interests in certain of these receivables at our discretion when we determine that the cost of these arrangements is less than the cost of servicing our receivables with existing debt.  During the three months ended March 31, 2024, we sold $170.8 million of receivables.  Depending upon the level of sales of receivables pursuant these agreements, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the margin rate may have an approximate $1.7 million negative impact on our earnings or cash flows based upon receivables sold in the three months ended March 31, 2024.  The charge related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations.

Other than the aforementioned, there have been no significant changes to the information presented in Item 7A (Market Risk) of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

(b)          Changes in Internal Control Over Financial Reporting.

During the quarter ended March 31, 2024, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  We review, document and test our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control – Integrated Framework.  We may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts may lead to various changes in our internal control over financial reporting.

Index
PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information required by this Item is incorporated herein by reference to the information set forth in Item 1, “Consolidated Financial Statements” of this Report under the caption “Asbestos” appearing in Note 18, “Commitments and Contingencies,” of the notes to our consolidated financial statements (unaudited).

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to the Company’s purchases of its common stock for the first quarter of 2024:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (b)
January 1 – 31, 2024	—	$—	—	$—
February 1 – 29, 2024	—	—	—	—
March 1 – 31, 2024	79,922	32.18	79,922	27,428,342
Total	79,922	$32.18	79,922	$27,428,342

(a)	All shares were purchased through the publicly announced stock repurchase programs in open-market transactions.

(b)
In July 2022, our Board of Directors authorized the purchase of up $30 million of our common stock under a stock repurchase program.  Stock will be purchased from time to time in the open market, or through private transactions, as market conditions warrant.  Under this program, during the three months ended March 31, 2024, we repurchased 79,922 shares of our common stock at a total cost of $2.6 million.  As of March 31, 2024, there was approximately $27.4 million available for future stock purchases under the program.  From the end of the first quarter through April 29, 2024, we repurchased an additional 106,440 shares of our common stock under the program at a total cost of $3.5 million, thereby reducing the amount available for future repurchases under the Board of Directors authorization to $23.9 million.

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

STANDARD MOTOR PRODUCTS, INC.
(Registrant)

Date: May 1, 2024	/s/ Nathan R. Iles
Nathan R. Iles
Chief Financial Officer
(Principal Financial and
Accounting Officer)