Form 10-Q
period 2024-06-30
STANDARD MOTOR PRODUCTS, INC.
filed 2024-08-01
CIK 93389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2024

or

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
Yes ☐     No ☑

As of the close of business on July 30, 2024, there were 21,712,938 outstanding shares of the registrant’s Common Stock, par value $2.00 per share.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Index
PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data, unaudited)	2024	2023	2024	2023
Net sales	$389,829	$353,075	$721,232	$681,103
Cost of sales	278,382	251,806	520,263	488,567
Gross profit	111,447	101,269	200,969	192,536
Selling, general and administrative expenses	83,885	73,843	158,618	143,476
Restructuring and integration expenses	2,559	294	2,751	1,206
Other income (expense), net	(17)	46	5	70
Operating income	24,986	27,178	39,605	47,924
Other non-operating income, net	2,199	802	3,018	1,027
Interest expense	2,752	3,283	4,819	7,145
Earnings from continuing operations before taxes	24,433	24,697	37,804	41,806
Provision for income taxes	6,109	6,289	9,451	10,661
Earnings from continuing operations	18,324	18,408	28,353	31,145
Loss from discontinued operations, net of income taxes	(917)	(9,221)	(1,956)	(10,001)
Net earnings	17,407	9,187	26,397	21,144
Net earnings attributable to noncontrolling interest	344	50	510	89
Net earnings attributable to SMP (a)	$17,063	$9,137	$25,887	$21,055

Net earnings (loss) attributable to SMP
Continuing operations	$17,980	$18,358	$27,843	$31,056
Discontinued operations	(917)	(9,221)	(1,956)	(10,001)
Net earnings attributable to SMP	$17,063	$9,137	$25,887	$21,055

Per common share data
Basic:
Continuing operations	$0.83	$0.85	$1.27	$1.43
Discontinued operations	(0.05)	(0.43)	(0.09)	(0.46)
Net earnings attributable to SMP per common share	$0.78	$0.42	$1.18	$0.97

Diluted:
Continuing operations	$0.81	$0.83	$1.25	$1.40
Discontinued operations	(0.04)	(0.42)	(0.09)	(0.45)
Net earnings attributable to SMP per common share	$0.77	$0.41	$1.16	$0.95

Dividend declared per common share	$0.29	$0.29	$0.58	$0.58

Weighted average number of common shares, basic	21,767,526	21,689,067	21,845,678	21,649,562
Weighted average number of common shares, diluted	22,185,536	22,183,489	22,277,590	22,139,708

(a) Throughout this Form 10-Q, “SMP” refers to Standard Motor Products, Inc. and subsidiaries.

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, unaudited)	2024	2023	2024	2023

Net earnings	$17,407	$9,187	$26,397	$21,144
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3,744)	1,166	(4,968)	3,986
Derivative instruments	79	1,831	1,470	454
Pension and postretirement plans	(2)	(4)	(5)	(7)
Other comprehensive income, net of tax	(3,667)	2,993	(3,503)	4,433
Comprehensive income	13,740	12,180	22,894	25,577
Comprehensive income (loss) attributable to noncontrolling interest, net of tax:
Net earnings	344	50	510	89
Foreign currency translation adjustments	(11)	(81)	(15)	(110)
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	333	(31)	495	(21)
Comprehensive income attributable to SMP	$13,407	$12,211	$22,399	$25,598

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data, unaudited)	June 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,156	$32,526
Accounts receivable, less allowances for discounts and expected credit losses of $8,672 and $8,045 for 2024 and 2023, respectively	239,317	160,282
Inventories	508,183	507,075
Unreturned customer inventories	18,119	18,240
Prepaid expenses and other current assets	24,880	26,100
Total current assets	816,655	744,223

Property, plant and equipment, net of accumulated depreciation of $265,904 and $259,656 for 2024 and 2023, respectively	131,921	121,872
Operating lease right-of-use assets	99,121	100,065
Goodwill	134,476	134,729
Other intangibles, net	87,597	92,308
Deferred income taxes	40,287	40,533
Investments in unconsolidated affiliates	25,615	24,050
Other assets	38,656	35,267
Total assets	$1,374,328	$1,293,047

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of term loan and other debt	$5,030	$5,029
Accounts payable	105,094	107,455
Sundry payables and accrued expenses	66,239	63,303
Accrued customer returns	53,102	38,238
Accrued core liability	16,017	18,399
Accrued rebates	54,280	42,278
Payroll and commissions	32,404	29,561
Total current liabilities	332,166	304,263

Long-term debt	203,162	151,182
Noncurrent operating lease liabilities	88,820	88,974
Other accrued liabilities	29,501	25,742
Accrued asbestos liabilities	66,357	72,013
Total liabilities	720,006	642,174
Commitments and contingencies
Stockholders’ equity:
Common stock – par value $2.00 per share:
Authorized – 30,000,000 shares; issued 23,936,036 shares	47,872	47,872
Capital in excess of par value	102,738	101,751
Retained earnings	586,407	573,226
Accumulated other comprehensive income	(9,462)	(5,974)
Treasury stock – at cost (2,223,698 shares and 2,018,982 shares in 2024 and 2023, respectively)	(87,537)	(81,811)
Total SMP stockholders’ equity	640,018	635,064
Noncontrolling interest	14,304	15,809
Total stockholders’ equity	654,322	650,873
Total liabilities and stockholders’ equity	$1,374,328	$1,293,047

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$26,397	$21,144
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	14,619	14,129
Amortization of deferred financing cost	240	248
Increase to allowance for expected credit losses	418	204
Increase to inventory reserves	2,907	1,600
Equity income from joint ventures	(2,207)	(943)
Employee stock ownership plan allocation	1,394	1,483
Stock-based compensation	3,049	3,633
Increase in deferred income taxes	(241)	(390)
Loss on discontinued operations, net of tax	1,956	10,001
Change in assets and liabilities:
Increase in accounts receivable	(81,060)	(48,271)
(Increase) decrease in inventories	(3,641)	30,924
Increase (decrease) in prepaid expenses and other current assets	2,757	(468)
Increase (decrease) in accounts payable	(2,168)	4,323
Increase in sundry payables and accrued expenses	29,966	2,776
Net change in other assets and liabilities	(4,525)	(1,023)
Net cash provided by (used in) operating activities	(10,139)	39,370

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(22,941)	(9,507)
Other investing activities	18	66
Net cash used in investing activities	(22,923)	(9,441)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of term loan	(2,500)	(2,500)
Net borrowings (repayments) under revolving credit facilities	54,500	(14,000)
Net borrowings (repayments) of other debt and lease obligations	(14)	(47)
Purchase of treasury stock	(10,409)	—
Increase in overdraft balances	200	258
Dividends paid	(12,706)	(12,544)
Dividends paid to noncontrolling interest	(600)	(255)
Net cash provided by (used in) financing activities	28,471	(29,088)
Effect of exchange rate changes on cash	(1,779)	1,028
Net increase (decrease) in cash and cash equivalents	(6,370)	1,869
CASH AND CASH EQUIVALENTS at beginning of period	32,526	21,150
CASH AND CASH EQUIVALENTS at end of period	$26,156	$23,019

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,603	$7,694
Income taxes	$6,435	$9,356
Noncash financing activity:
Dividend payable to noncontrolling interest	$1,400	$—

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended June 30, 2024

(In thousands, unaudited)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total SMP	Non- Controlling Interest	Total
Balance at March 31, 2024	$47,872	$102,704	$575,658	$(5,806)	$(81,278)	$639,150	$15,971	$655,121
Net earnings	—	—	17,063	—	—	17,063	344	17,407
Other comprehensive income (loss), net of tax	—	—	—	(3,656)	—	(3,656)	(11)	(3,667)
Cash dividends paid	—	—	(6,314)	—	—	(6,314)	—	(6,314)
Purchase of treasury stock	—	—	—	—	(7,838)	(7,838)	—	(7,838)
Dividends to noncontrolling interest	—	—	—	—	—	—	(2,000)	(2,000)
Stock-based compensation	—	34	—	—	1,579	1,613	—	1,613
Balance at June 30, 2024	$47,872	$102,738	$586,407	$(9,462)	$(87,537)	$640,018	$14,304	$654,322

Three Months Ended June 30, 2023

(In thousands, unaudited)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total SMP	Non- Controlling Interest	Total
Balance at March 31, 2023	$47,872	$106,675	$569,899	$(11,001)	$(91,801)	$621,644	$11,028	$632,672
Net earnings	—	—	9,137	—	—	9,137	50	9,187
Other comprehensive income (loss), net of tax	—	—	—	3,074	—	3,074	(81)	2,993
Cash dividends paid	—	—	(6,283)	—	—	(6,283)	—	(6,283)
Dividends to noncontrolling interest	—	—	—	—	—	—	(255)	(255)
Stock-based compensation	—	(146)	—	—	2,247	2,101	—	2,101
Balance at June 30, 2023	$47,872	$106,529	$572,753	$(7,927)	$(89,554)	$629,673	$10,742	$640,415

See accompanying notes to consolidated financial statements (unaudited).

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2024

(In thousands, unaudited)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total SMP	Non- Controlling Interest	Total
Balance at December 31, 2023	$47,872	$101,751	$573,226	$(5,974)	$(81,811)	$635,064	$15,809	$650,873
Net earnings	—	—	25,887	—	—	25,887	510	26,397
Other comprehensive income (loss), net of tax	—	—	—	(3,488)	—	(3,488)	(15)	(3,503)
Cash dividends paid	—	—	(12,706)	—	—	(12,706)	—	(12,706)
Purchase of treasury stock	—	—	—	—	(10,409)	(10,409)	—	(10,409)
Dividends to noncontrolling interest	—	—	—	—	—	—	(2,000)	(2,000)
Stock-based compensation	—	984	—	—	1,899	2,883	—	2,883
Employee Stock Ownership Plan	—	3	—	—	2,784	2,787	—	2,787
Balance at June 30, 2024	$47,872	$102,738	$586,407	$(9,462)	$(87,537)	$640,018	$14,304	$654,322

Six Months Ended June 30, 2023

(In thousands, unaudited)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total SMP	Non- Controlling Interest	Total
Balance at December 31, 2022	$47,872	$105,615	$564,242	$(12,470)	$(95,239)	$610,020	$11,018	$621,038
Net earnings	—	—	21,055	—	—	21,055	89	21,144
Other comprehensive income (loss), net of tax	—	—	—	4,543	—	4,543	(110)	4,433
Cash dividends paid	—	—	(12,544)	—	—	(12,544)	—	(12,544)
Dividends to noncontrolling interest	—	—	—	—	—	—	(255)	(255)
Stock-based compensation	—	898	—	—	2,735	3,633	—	3,633
Employee Stock Ownership Plan	—	16	—	—	2,950	2,966	—	2,966
Balance at June 30, 2023	$47,872	$106,529	$572,753	$(7,927)	$(89,554)	$629,673	$10,742	$640,415

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire year.

Reclassification

Certain prior period amounts in the accompanying consolidated financial statements and related notes have been reclassified to conform to the 2024 presentation.

Note 2.  Summary of Significant Accounting Policies

The preparation of consolidated annual and quarterly financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods.  We have made a number of estimates and assumptions in the preparation of these consolidated financial statements.  We can give no assurance that actual results will not differ from those estimates.  Although we do not believe that there is a reasonable likelihood that there will be a material change in the future estimates, or in the assumptions that we use in calculating the estimates, the uncertain future effects, if any, of disruptions in the supply chain caused by geo-political risks, future increases in interest rates, inflation, macroeconomic uncertainty, and other unforeseen changes in the industry, or business, could materially impact the estimates, and may have a material adverse effect on our business, financial condition and results of operations.  Some of the more significant estimates include allowances for expected credit losses, cash discounts, valuation of inventory, valuation of long-lived assets, goodwill and other intangible assets, depreciation and amortization of long-lived assets, product liability exposures, asbestos, environmental and litigation matters, valuation of deferred tax assets, share based compensation and sales returns and other allowances.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
There have been no material changes to our critical accounting policies and estimates from the information provided in Note 1 of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023.

Recently Issued Accounting Pronouncements

Standards not yet adopted as of June 30, 2024

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Intangible assets of $0.4 million consisting of customer relationships is amortized on a straight-line basis over the estimated useful life of 10 years.  Goodwill of $2.2 million was allocated to the Temperature Control and Engineered Solutions segments in the amounts of $1.2 million and $1 million, respectively.  The goodwill reflects relationships, business specific knowledge and the replacement cost of an assembled workforce associated with personal reputations

Note 4.   Restructuring and Integration Expenses

Voluntary Retirement Incentive Program

During the quarter we offered a voluntary retirement incentive package of severance and other benefit enhancements to eligible employees in the United States and Canada as part of our commitment to optimizing our cost structure and providing professional development opportunities to our employees. The offer period ended on June 14, 2024.  Costs primarily comprise of compensation expense and enhanced medical benefits and are charged to restructuring and integration expenses in our statement of operations as a one-time termination benefit either when the employee accepted the offer or over their remaining period of service based on the agreed retirement date.  We anticipate that the Voluntary Retirement Incentive Program will be substantially complete by the end of 2027. Additional pre-tax restructuring costs related to the program are expected to be $3.1 million in the remainder of 2024, $0.4 million in 2025, and $0.1 million in 2026 for an aggregate cost of approximately $6.2 million.

Activity for the six months ended June 30, 2024 related to the voluntary retirement incentive program workforce reduction consisted of the following (in thousands):

Exit activity liability at December 31, 2023	$—
Restructuring and integration costs:
Amounts provided for during 2024 (a)	2,589
Stock-based compensation	166
Cash payments	(128)
Exit activity liability at June 30, 2024	$2,627

(a)
Restructuring and integration expenses incurred during the six months ended June 30, 2024 consist of $1.1 million in our Vehicle Control segment, $0.2 million in our Temperature Control segment, $0.4 million in our Engineered Solutions segment and $0.9 million in our Other segment.

Cost Reduction Initiative

During the fourth quarter of 2022, to further our ongoing efforts to improve operating efficiencies and reduce costs, we announced plans for a reduction in our sales force, and initiated plans to relocate certain product lines from our Independence, Kansas manufacturing facility and from our St. Thomas, Canada manufacturing facility to our manufacturing facilities in Reynosa, Mexico. We anticipate that the Cost Reduction Initiative will be substantially completed by the end of 2024. Additional restructuring costs related to the initiative are expected to be immaterial.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Activity for the six months ended June 30, 2024 related to the cost reduction initiative consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2023	$1,729	$—	$1,729
Restructuring and integration costs:
Amounts provided for during 2024 (a)	(46)	208	162
Cash payments	(949)	(208)	(1,157)
Foreign currency exchange rate changes	(24)	—	(24)
Exit activity liability at June 30, 2024	$710	$—	$710

(a)
Restructuring and integration expenses incurred during the six months ended June 30, 2024 consist of $52,000 in our Vehicle Control segment, $75,000 in our Temperature Control segment and $35,000 in our Engineered Solutions segment.

Restructuring and integration activities are included within “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet.

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

Pursuant to these agreements, we sold $230.1 million and $400.9 million of receivables during the three and six months ended June 30, 2024, respectively, and $211.6 million and $382.5 million for the comparable periods in 2023. Receivables presented at financial institutions and not yet collected as of June 30, 2024 and December 31, 2023 were approximately $14.4 million and $4.5 million, respectively, and remained in our accounts receivable balance as of that date. All receivables sold were reflected as a reduction of accounts receivable in the consolidated balance sheet at the time of sale. A charge in the amount of $13.4 million and $23.4 million related to the sale of receivables was included in selling, general and administrative expense in our consolidated statements of operations for the three and six months ended June 30, 2024, respectively, and $12.4 million and $21.5 million for the comparable periods in 2023.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Note 6.   Inventories

Inventories, which are stated at the lower of cost (determined by means of the first-in, first-out method) and net realizable value, consist of the following:

	June 30, 2024	December 31, 2023
	(In thousands)
Finished goods	$310,310	$302,557
Work in process	15,094	18,503
Raw materials	182,779	186,015
Subtotal	508,183	507,075
Unreturned customer inventories	18,119	18,240
Total inventories	$526,302	$525,315

Note 7.   Acquired Intangible Assets

Acquired identifiable intangible assets consist of the following:

	June 30, 2024	December 31, 2023
	(In thousands)
Customer relationships	$159,824	$159,641
Patents, developed technology and intellectual property	14,123	14,123
Trademarks and trade names	8,880	8,880
Non-compete agreements	3,308	3,295
Supply agreements	800	800
Leaseholds	160	160
Total acquired intangible assets	187,095	186,899
Less: Accumulated amortization (a)	(100,379)	(95,681)
Net acquired intangible assets	$86,716	$91,218

(a)	Applies to all intangible assets, except for trademarks and trade names totaling $2.6 million, which have indefinite useful lives and, as such, are not being amortized.

Total amortization expense for acquired intangible assets was $2.1 million and $4.3 million for the three and six months ended June 30, 2024, respectively, and $2.1 million and $4.3 million for the comparable periods in 2023. Based on the current estimated useful lives assigned to our intangible assets, amortization expense is estimated to be $4.1 million for the remainder of 2024, $8.5 million in 2025, $8.5 million in 2026, $8.5 million in 2027 and $54.5 million in the aggregate for the years 2028 through 2041.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following tables provide quantitative disclosures related to our operating leases and include all operating leases acquired from the date of acquisition (in thousands):

Balance Sheet Information	June 30, 2024	December 31, 2023
Assets
Operating lease right-of-use assets	$99,121	$100,065

Liabilities
Sundry payables and accrued expenses	$17,212	$17,139
Noncurrent operating lease liabilities	88,820	88,974
Total operating lease liabilities	$106,032	$106,113

Weighted Average Remaining Lease Term	8.1 Years	8.3 Years
Weighted Average Discount Rate	4.9%	4.8%

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Expense	2024	2023	2024	2023
Lease expense	$4,852	$3,776	$9,672	$6,885
Variable and other lease expense (a)	628	511	1,408	1,283
Total lease costs	$5,480	$4,287	$11,080	$8,168

(a)
Variable and other lease expense relate to non-lease components such as maintenance, property taxes, etc., and operating lease expense for leases with an initial term of 12 months or less which are not material.

	Six Months Ended June 30,
	2024	2023
Supplemental Cash Flow Information
Cash paid for the amounts included in the measurement of lease liabilities	$8,801	$5,476
Right-of-use assets obtained in exchange for new lease obligations (a)	$6,674	$30,830

(a)
Includes $4.7 million of right-of-use assets related to the lease modification and extension for our manufacturing facility in Bialystok, Poland during the six months ended June 30, 2024, and $27.8 million of right-of-use assets related to the lease modification and extension for our distribution center and office in Lewisville, Texas during the six months ended June 30, 2023.

Minimum Lease Payments

At June 30, 2024, we are obligated to make minimum lease payments through 2034, under operating leases, which are as follows (in thousands):

2024	$9,344
2025	16,919
2026	15,554
2027	14,317
2028	12,605
Thereafter	62,086
Total lease payments	$130,825
Less: Interest	(24,793)
Present value of lease liabilities	$106,032

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 9.   Credit Facilities and Long-Term Debt

Total debt outstanding is summarized as follows:

	June 30, 2024	December 31, 2023
	(In thousands)
Credit facility – term loan due 2027	$90,000	$92,500
Credit facility – revolver due 2027	118,000	63,500
Other	192	211
Total debt	$208,192	$156,211

Current maturities of debt	$5,030	$5,029
Long-term debt	203,162	151,182
Total debt	$208,192	$156,211

Term Loan and Revolving Credit Facility

In June 2022, the Company entered into a five-year Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders (the “Credit Agreement”) which matures on June 1, 2027. The Credit Agreement provides for a $500 million credit facility comprised of a $100 million term loan facility (the “Term A-1 Loan”) and a $400 million multi-currency revolving credit facility available in U.S. dollars, euros, British pound sterling, Swiss francs, Canadian dollars and other currencies as agreed to by the administrative agent and the lenders (the “revolving facility”). The revolving facility has a $25 million sub-limit for the issuance of letters of credit and a $25 million sub-limit for the borrowing of swingline loans.

Borrowings under the Credit Agreement were used to repay all outstanding borrowings under the 2015 Credit Agreement, and are used for other general corporate purposes of the Company and its subsidiaries.  The Term A-1 Loan amortizes in quarterly installments of 1.25% in each of the first four years, and quarterly installments of 2.5% in the fifth year.  The Company may request up to two one-year extensions of the maturity date.

The Company may, upon the agreement of one or more then existing lenders or of additional lenders not currently party to the Credit Agreement, increase the revolving facility or obtain incremental term loans by an aggregate amount not to exceed (x) the greater of (i) $168 million or (ii) 100% of consolidated EBITDA (as defined in the Credit Agreement) for the four fiscal quarters ended most recently before such date, plus (y) any voluntary prepayment of term loans, plus (z) any amount that, after giving effect to the increase, the pro forma First Lien Net Leverage Ratio (as defined in the Credit Agreement) does not exceed 2.5 to 1.0.

Term loan and revolver facility borrowings in U.S. dollars bear interest, at the Company’s election, at a rate per annum equal to Term Secured Overnight Financing Rate ("SOFR") plus 0.10% plus a margin, or an alternate base rate plus a margin, where the alternate base rate is the greater of the prime rate, the federal funds effective rate plus 0.50%, and one-month Term SOFR plus 1.10%. The Term A-1 Loan was made at one-month Term SOFR. The margin for benchmark borrowings ranges from 1.0% to 2.0%, and the margin for alternate base rate borrowings ranges from 0% to 1.0%, in each case, based on the total net leverage ratio of the Company and its restricted subsidiaries.  The Company may select interest periods of one, three or six months for Term SOFR borrowings.  Interest is payable at the end of the selected interest period, but no less frequently than quarterly.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The Company’s obligations under the Credit Agreement are guaranteed by its material domestic subsidiaries (each, a “Guarantor”), and secured by a first priority perfected security interest in substantially all of the existing and future personal property of the Company and each Guarantor, subject to certain exceptions.  The collateral security described above also secures certain banking services obligations and interest rate swaps and currency or other hedging obligations of the Company owing to any of the then existing lenders or any affiliates thereof.  The Company entered into an interest rate swap agreement with Wells Fargo Bank, N.A., Co-Syndication Agent and lender concurrently with the Credit Agreement.

Outstanding borrowings at June 30, 2024 under the Credit Agreement were $208 million, consisting of current borrowings of $5 million and long-term debt of $203 million; while outstanding borrowings at December 31, 2023 were $156 million, consisting of current borrowings of $5 million and long-term debt of $151 million.  Letters of credit outstanding under the Credit Agreement were $2.3 million at both June 30, 2024 and December 31, 2023.

At June 30, 2024, the weighted average interest rate under our Credit Agreement was 5.7%, which consisted of $208 million in borrowings under Term SOFR, adjusted for the impact of the interest rate swap agreement on $100 million of borrowings. At December 31, 2023, the weighted average interest rate under our Credit Agreement was 5%, which consisted of $156 million in borrowings at 5% under Term SOFR, adjusted for the impact of the interest rate swap agreement on $100 million of borrowings. During the six months ended June 30, 2024, our average daily alternative base rate loan balance was $1 million, compared to a balance of $0.2 million for the six months ended June 30, 2023 and a balance of $0.1 million for the year ended December 31, 2023.

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

In May 2024, the Company entered into Amendment No. 1 to the Credit Agreement to transition from the Canadian Dollar Offered Rate (“CDOR”) to the Canadian Overnight Repo Rate Average (“CORRA”) for benchmark borrowings denominated in Canadian dollars.

In July 2024, the Company entered into Amendment No. 2 to the Credit Agreement, to provide for a new $125 million term loan (the “Term A-2 Loan”) and the use of funds available under the existing revolving facility to finance the acquisition of AX V Nissens III APS and its subsidiaries (“Nissens Automotive”) and related transaction costs. For additional information on our agreement to acquire Nissens Automotive see Note 19, “Subsequent Event”. The Term A-2 Loan matures five years after it is funded on the closing of the acquisition, and amortizes in quarterly installments of 1.25% in each of the first and second year, quarterly installments of 1.875% in the third year, and quarterly installments of 2.50% in each of the fourth and fifth year.

Polish Overdraft Facility

In November 2023, our Polish subsidiary, SMP Poland sp. z.o.o., further amended its overdraft facility with HSBC Continental Europe (Spolka Akcyjna) Oddzial w Polsce. The overdraft facility, as amended, provides for borrowings under the facility in euros and U.S. dollars. Under the amended terms, the overdraft facility provides for borrowings of up to Polish zloty 30 million (approximately $7.5 million) if borrowings are solely in Polish zloty, or up to 85% of the Polish zloty 30 million limit (approximately $6.4 million) if borrowings are in euros and/or U.S. dollars. The overdraft facility had an original maturity date in March 2024, with automatic three-month renewals until June 2027, subject to cancellation by either party, at its sole discretion, at least 30 days prior to the commencement of the three-month renewal period. The facility automatically renewed in June 2024 to a September 2024 maturity date. Borrowings under the amended overdraft facility will bear interest at a rate equal to (1) the one month Warsaw Interbank Offered Rate (“WIBOR”) + 1.0% for borrowings in Polish zloty, (2) the one month Euro Interbank Offered Rate (“EURIBOR”) + 1.0% for borrowings in euros, and (3) the Mid-Point of the Fed Target Range + 1.25% for borrowings in U.S. dollars.  Borrowings under the overdraft facility are guaranteed by Standard Motor Products, Inc., the ultimate parent company.  There were no borrowings outstanding under the overdraft facility at both June 30, 2024 and December 31, 2023.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Maturities of Debt

As of June 30, 2024, maturities of debt through 2027, assuming no prepayments, are as follows (in thousands):

	Revolving Credit Facility	Term A-1 Loan	Polish Overdraft Facility and Other Debt	Total
Remainder of 2024	$—	$2,500	$14	$2,514
2025	—	5,000	31	5,031
2026	—	7,500	47	7,547
2027	118,000	75,000	100	193,100
Total	$118,000	$90,000	$192	$208,192
Less: current maturities	—	(5,000)	(30)	(5,030)
Long-term debt	$118,000	$85,000	$162	$203,162

Deferred Financing Costs

We have deferred financing costs related to our term loan and revolving credit facilities of approximately $1.3 million and $1.6 million as of June 30, 2024 and December 31, 2023, respectively.  Deferred financing costs as of June 30, 2024, assuming no prepayments, are being amortized in the amounts of $0.2 million for the remainder of 2024, $0.5 million in 2025, $0.5 million in 2026 and $0.1 million in 2027.

Note 10.  Accumulated Other Comprehensive Income Attributable to SMP

Changes in Accumulated Other Comprehensive Income by Component (in thousands)

	Three Months Ended June 30, 2024
	Foreign Currency Translation	Unrealized derivative gains (losses)		Unrecognized Postretirement Benefit Costs (Credit)	Total
Balance at March 31, 2024	$(10,117)	$4,290		$21	$(5,806)
Other comprehensive income (loss) before reclassifications	(3,733)	573	(a)	—	(3,160)
Amounts reclassified from accumulated other comprehensive income	—	(494)		(2)	(496)
Other comprehensive income (loss), net	(3,733)	79		(2)	(3,656)
Balance at June 30, 2024	$(13,850)	$4,369		$19	$(9,462)

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
	Six Months Ended June 30, 2024
	Foreign Currency Translation	Unrealized derivative gains (losses)		Unrecognized Postretirement Benefit Costs (Credit)	Total
Balance at December 31, 2023	$(8,897)	$2,899		$24	$(5,974)
Other comprehensive income (loss) before reclassifications	(4,953)	2,461	(a)	—	(2,492)
Amounts reclassified from accumulated other comprehensive income	—	(991)		(5)	(996)
Other comprehensive income (loss), net	(4,953)	1,470		(5)	(3,488)
Balance at June 30, 2024	$(13,850)	$4,369		$19	$(9,462)

(a)
Consists of the unrecognized gain relating to the change in fair value of the cash flow interest rate hedge of $0.1 million ($0.1 million, net of tax) and $2 million ($1.5 million, net of tax) in the three and six months ended June 30, 2024, respectively, and cash settlement receipts of $0.7 million ($0.5 million, net of tax) and $1.3 million ($1 million, net of tax) in the three and six months ended June 30, 2024, respectively.

Reclassifications Out of Accumulated Other Comprehensive Income (in thousands)

	Three Months Ended	Six Months Ended
	June 30, 2024	June 30, 2024
Derivative cash flow hedge:
Unrecognized loss (a)	$(668)	$(1,339)
Postretirement benefit plans:
Unrecognized loss (b)	(4)	(9)
Total before income tax	(672)	(1,348)
Income tax benefit	(176)	(352)
Total reclassifications attributable to SMP	$(496)	$(996)

(a)
Unrecognized accumulated other comprehensive income (loss) related to the cash flow interest rate hedge is reclassified to earnings and reported as part of interest expense in our consolidated statements of operations when the interest payments on the underlying borrowings are recognized.

(b)
Unrecognized accumulated other comprehensive income (loss) related to our postretirement benefit plans is reclassified to earnings and included in the computation of net periodic postretirement benefit costs, which are included in other non-operating income, net in our consolidated statements of operations (see Note 12, “Employee Benefits,” for additional information).

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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

Our restricted and performance-based share activity was as follows for the six months ended June 30, 2024:

	Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2023	880,976	$29.48
Granted	6,775	27.64
Vested	(35,609)	28.77
Forfeited	(29,225)	29.86
Balance at June 30, 2024	822,917	$29.48

We recorded compensation expense related to restricted shares and performance-based shares of $3 million ($2.3 million, net of tax) and $3.2 million ($2.4 million, net of tax) for the six months ended June 30, 2024 and 2023, respectively. The unrecognized compensation expense related to our restricted and performance-based shares was $9.9 million at June 30, 2024, and is expected to be recognized as they vest over a weighted average period of 3.67 years and 0.83 years for employees and directors, respectively.

Note 12.  Employee Benefits

We provide certain medical and dental care benefits to 13 former U.S. union employees.  The postretirement medical and dental benefit obligation to the former union employees as of June 30, 2024, and the related net periodic benefit cost for the plan for the three and six months ended June 30, 2024 and 2023 were not material.

We maintain a defined contribution Supplemental Executive Retirement Plan for key employees.  Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees.  In March 2024, we made company contributions to the plan of $0.5 million related to calendar year 2023.

We also have an Employee Stock Ownership Plan and Trust for employees who are not covered by a collective bargaining agreement.  In connection therewith, we maintain an employee benefits trust to which we contribute shares of treasury stock.  We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under the plan. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released.  The trustees will vote the shares in accordance with their fiduciary duties.  During the six months ended June 30, 2024, we contributed to the trust an additional 68,700 shares from our treasury and released 68,700 shares from the trust leaving 200 shares remaining in the trust as of June 30, 2024.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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

In June 2022, we entered into a seven year interest rate swap agreement with a notional amount of $100 million that is to mature in May 2029.  The interest rate swap agreement has been designated as a cash flow hedge of interest payments on $100 million of borrowings under our Credit Agreement. Under the terms of the swap agreement, we will receive monthly variable interest payments based on one month Term SOFR and will pay interest based upon a fixed rate of 2.683% per annum.

The fair value of the interest rate swap agreement as of June 30, 2024 and December 31, 2023 was an asset of $5.9 million and $3.9 million, respectively, which has been deferred and recorded in accumulated other comprehensive income, net of income taxes, in our consolidated balance sheet. When the interest expense on the underlying borrowing is recognized, the deferred gain/loss in accumulated other comprehensive income is recorded in earnings as interest expense in the consolidated statements of operations. We perform quarterly hedge effectiveness assessments, and anticipate that the interest rate swap will be highly effective throughout its term.

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

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following is a summary of the estimated fair values, carrying amounts, and classification under the fair value hierarchy of our financial instruments at June 30, 2024 and December 31, 2023 (in thousands):

		June 30, 2024		December 31, 2023
	Fair Value Hierarchy Level	Fair Value	Carrying Amount	Fair Value	Carrying Amount

Cash and cash equivalents (a)	1, 2	$26,156	$26,156	$32,526	$32,526
Deferred compensation	1	25,799	25,799	23,893	23,893
Short term borrowings	2	5,030	5,030	5,029	5,029
Long-term debt	2	203,162	203,162	151,182	151,182
Cash flow interest rate swap	2	5,926	5,926	3,939	3,939
Long-term investments	2	7,573	7,573	7,468	7,468

(a)
As of June 30, 2024 cash and cash equivalents consist solely of cash of $26.2 million, which is classified as Level 1 under the fair value hierarchy.  As of December 31, 2023 cash and cash equivalents consist of cash of $29.5 million and cash equivalents of $3 million, which are classified as Level 1 and Level 2, respectively, under the fair value hierarchy.

Cash equivalents consist of certificates of deposit with original maturities of three months, or less. These securities are accounted for as held-to-maturity and recorded at amortized cost, which approximates their fair values at June 30, 2024.  The fair value of the underlying assets held by the deferred compensation plan are based on the quoted market prices of the underlying funds which are held by registered investment companies. The carrying value of our variable rate short-term borrowings and long-term debt under our credit facilities approximates fair value as the variable interest rates in the facilities reflect current market rates. The fair value of our cash flow interest rate swap agreement is obtained from an independent third party, is based upon market quotes, and represents the net amount required to terminate the interest rate swap, taking into consideration market rates and counterparty credit risk.  Long-term investments consist of certificates of deposit with original maturities in excess of twelve months. These securities are accounted for as held-to-maturity and recorded at amortized cost, which approximates their fair values at June 30, 2024.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Note 15.  Earnings Per Share

The following are reconciliations of the net earnings attributable to SMP and the shares used in calculating basic and dilutive net earnings per common share attributable to SMP (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net earnings (loss) attributable to SMP
Continuing operations	$17,980	$18,358	$27,843	$31,056
Discontinued operations	(917)	(9,221)	(1,956)	(10,001)
Net earnings attributable to SMP	$17,063	$9,137	$25,887	$21,055

Basic net earnings (loss) per common share attributable to SMP
Continuing operations	$0.83	$0.85	$1.27	$1.43
Discontinued operations	$(0.05)	$(0.43)	$(0.09)	$(0.46)

Diluted net earnings (loss) per common share attributable to SMP
Continuing operations	$0.81	$0.83	$1.25	$1.40
Discontinued operations	$(0.04)	$(0.42)	$(0.09)	$(0.45)

Weighted average common shares outstanding, basic	21,768	21,689	21,846	21,650
Dilutive effect of restricted stock and performance-based stock	418	494	432	490
Weighted average common shares outstanding, diluted	22,186	22,183	22,278	22,140

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The shares listed below were not included in the computation of diluted net earnings per common share attributable to SMP because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Restricted and performance-based shares	290	273	286	286

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

The following tables show our net sales and operating income for each reportable operating segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net Sales (a)
Vehicle Control	$188,741	$183,789	$374,265	$368,366
Temperature Control	124,481	97,074	196,089	169,480
Engineered Solutions	76,607	72,212	150,878	143,257
Other	—	—	—	—
Consolidated	$389,829	$353,075	$721,232	$681,103

Operating Income
Vehicle Control	$15,116	$19,273	$30,656	$36,648
Temperature Control	13,197	5,800	15,228	7,884
Engineered Solutions	5,812	6,163	8,044	11,810
Other	(9,139)	(4,058)	(14,323)	(8,418)
Consolidated	$24,986	$27,178	$39,605	$47,924

(a)	There are no intersegment sales among our Vehicle Control, Temperature Control and Engineered Solutions operating segments.

For the disaggregation of our net sales from contracts with customers by major product group and geographic area within each of our operating segments, see Note 17, “Net Sales.”

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Note 17.  Net Sales

Disaggregation of Net Sales

We disaggregate our net sales from contracts with customers by major product group and geographic area within each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our net sales are affected by economic factors.
Major Product Group

The Vehicle Control operating segment generates its revenues from core automotive aftermarket sales of ignition, emissions, and fuel delivery, electrical and safety, and wire sets and other product categories.  The Temperature Control operating segment generates its revenue from core automotive aftermarket sales of air conditioning system components and other thermal products.  The Engineered Solutions operating segment generates revenues from custom-engineered products to vehicle and equipment manufacturers in highly diversified global end-markets such as commercial and light vehicles, construction, agriculture, power sports and marine.

The following table summarizes consolidated net sales by major product group within each operating segment for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Vehicle Control
Engine Management (Ignition, Emissions and Fuel Delivery)	$115,529	$113,589	$231,614	$229,672
Electrical and Safety	57,128	52,867	109,535	104,671
Wire Sets and Other	16,084	17,333	33,116	34,023
Total Vehicle Control	188,741	183,789	374,265	368,366

Temperature Control
AC System Components	99,970	72,730	149,930	123,528
Other Thermal Components	24,511	24,344	46,159	45,952
Total Temperature Control	124,481	97,074	196,089	169,480

Engineered Solutions
Commercial Vehicle	23,483	20,225	46,391	40,457
Construction/Agriculture	9,473	11,138	19,549	22,830
Light Vehicle	24,686	23,981	46,489	47,000
All Other	18,965	16,868	38,449	32,970
Total Engineered Solutions	76,607	72,212	150,878	143,257

Other	—	—	—	—

Total	$389,829	$353,075	$721,232	$681,103

Geographic Area

We sell our line of products primarily in the United States, with additional sales in Canada, Mexico, Europe, Asia and Latin America.  Sales are attributed to countries based upon the location of the customer.  Our sales are substantially denominated in U.S. dollars.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following tables provide disaggregation of net sales information by geographic area within each operating segment for the three and six months ended June 30, 2024 and 2023 (in thousands):

Three months ended June 30, 2024	Vehicle Control	Temperature Control	Engineered Solutions	Other	Total
United States	$167,899	$117,632	$40,949	$—	$326,480
Canada	8,681	6,585	8,497	—	23,763
Europe	261	35	13,878	—	14,174
Mexico	10,795	4	2,723	—	13,522
Asia	27	154	9,644	—	9,825
Other foreign	1,078	71	916	—	2,065
Total	$188,741	$124,481	$76,607	$—	$389,829

Three months ended June 30, 2023	Vehicle Control	Temperature Control	Engineered Solutions	Other	Total
United States	$165,198	$92,099	$44,565	$—	$301,862
Canada	8,834	4,926	6,126	—	19,886
Europe	248	—	14,914	—	15,162
Mexico	8,179	18	2,038	—	10,235
Asia	88	—	4,273	—	4,361
Other foreign	1,242	31	296	—	1,569
Total	$183,789	$97,074	$72,212	$—	$353,075

Six months ended June 30, 2024	Vehicle Control	Temperature Control	Engineered Solutions	Other	Total
United States	$332,720	$182,297	$81,403	$—	$596,420
Canada	17,839	13,217	16,679	—	47,735
Europe	544	51	28,084	—	28,679
Mexico	20,815	9	4,930	—	25,754
Asia	128	295	18,205	—	18,628
Other foreign	2,219	220	1,577	—	4,016
Total	$374,265	$196,089	$150,878	$—	$721,232

Six months ended June 30, 2023	Vehicle Control	Temperature Control	Engineered Solutions	Other	Total
United States	$331,610	$161,670	$88,771	$—	$582,051
Canada	17,164	7,681	11,364	—	36,209
Europe	446	—	29,998	—	30,444
Mexico	16,766	18	3,806	—	20,590
Asia	150	20	8,327	—	8,497
Other foreign	2,230	91	991	—	3,312
Total	$368,366	$169,480	$143,257	$—	$681,103

Note 18.  Commitments and Contingencies

Asbestos

In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying statement of operations.  When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001, and the amounts paid for settlements, awards of asbestos-related damages, and defense of such claims. At June 30, 2024, approximately 1,500 cases were outstanding for which we may be responsible for any related liabilities.  Since inception in September 2001 through June 30, 2024, the amounts paid for settled claims and awards of asbestos-related damages, including interest, were approximately $80.3 million.  We do not have insurance coverage for the indemnity and defense costs associated with the claims we face.

Index

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
In evaluating our potential asbestos-related liability, we have considered various factors including, among other things, an actuarial study of the asbestos related liabilities performed by an independent actuarial firm, our settlement amounts and whether there are any co-defendants, the jurisdiction in which lawsuits are filed, and the status and results of such claims.  As is our accounting policy, we consider the advice of actuarial consultants with experience in assessing asbestos-related liabilities to estimate our potential claim liability; and perform an actuarial evaluation in the third quarter of each year and whenever events or changes in circumstances indicate that additional provisions may be necessary.  The methodology used to project asbestos-related liabilities and costs in our actuarial study considered: (1) historical data available from publicly available studies; (2) an analysis of our recent claims history to estimate likely filing rates into the future; (3) an analysis of our pending claims; (4) an analysis of our settlements and awards of asbestos-related damages to date; and (5) an analysis of closed claims with pay ratios and lag patterns in order to develop average future settlement values.  Based on the information contained in the actuarial study and all other available information considered by us, we have concluded that no amount within the range of settlement payments and awards of asbestos-related damages was more likely than any other and, therefore, in assessing our asbestos liability we compare the low end of the range to our recorded liability to determine if an adjustment is required.

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

Based upon the results of the August 31, 2023 actuarial study, in September 2023 we increased our asbestos liability to $84 million, the low end of the range, and recorded an incremental pre-tax provision of $23.8 million in earnings (loss) from discontinued operations in the accompanying statement of operations.  Future legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operations in the accompanying statement of operations, are estimated, according to the August 31, 2023 study, to range from $53.1 million to $105.2 million for the period through 2065.  Total operating cash outflows related to discontinued operations, which include settlements, awards of asbestos-related damages and legal costs, net of taxes, were $5.2 million and $4.5 million for the six months ended June 30, 2024 and 2023, respectively.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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

Warranties

We generally warrant our products against certain manufacturing and other defects.  These product warranties are provided for specific periods of time of the product depending on the nature of the product. The accrued product warranty costs are based primarily on historical experience of actual warranty claims and included in accrued customer returns.

The following table provides the changes in our product warranties (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Balance, beginning of period	$23,092	$20,600	$21,134	$19,667
Liabilities accrued for current year sales	37,003	30,047	65,680	55,840
Settlements of warranty claims	(32,552)	(27,061)	(59,271)	(51,921)
Balance, end of period	$27,543	$23,586	$27,543	$23,586

Note 19. Subsequent Event

In July 2024, we entered into an agreement to acquire Nissens Automotive, for €360 million (approximately $388 million) in cash, subject to adjustment at closing.  We expect to fund the entire purchase price and related transaction costs with borrowings under our Credit Agreement.  For additional information on our Credit Agreement see Note 9, “Credit Facilities and Long-Term Debt”.  The transaction is expected to be completed by the end of 2024, subject to regulatory approval and customary closing requirements.

Nissens Automotive is a leading European manufacturer and distributor of aftermarket engine cooling and air conditioning products with a growing array of vehicle control technologies.  Nissens Automotive is headquartered in Denmark, with manufacturing facilities in Slovakia and Denmark, and warehouses and distribution centers across multiple countries, primarily in Europe. Nissens Automotive employs approximately 530 employees worldwide.

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

Our Vehicle Control operating segment services our core automotive aftermarket customers, deriving its sales from three major product groups:– (1) Ignition, Emissions & Fuel Delivery, which includes the traditional internal combustion engine (ICE) dependent categories; (2) Electrical & Safety, which includes powertrain neutral vehicle technologies such as electrical switches/relays, safety related products such as anti-lock brake and vehicle speed sensors, tire pressure monitoring, park assist sensors, and advanced driver assistance components; and (3) Wire Sets & Other, which includes spark plug wire sets and other related products, and are product categories we have noted to be in secular decline based upon product life cycle.

Our Temperature Control operating segment services our core automotive aftermarket customers with thermal products, and is poised to benefit from the broader adoption of air conditioning and other thermal systems.  These systems will provide passenger comfort regardless of the vehicles’ powertrain, and are being developed to cool batteries and other products used on electric vehicles.  Segment offerings include sales from thermal products in the aftermarket business under two major product groups:– (1) AC System Components, which includes compressors, connecting lines, heat exchangers, and expansion devices; and (2) Other Thermal Components, which includes parts that provide engine, transmission, electric drive motor, and battery temperature management.

Index
Our Engineered Solutions operating segment supplies custom-engineered solutions to vehicle and equipment manufacturers in highly diversified global end-markets such as commercial and light vehicles, construction, agriculture, power sports and marine.  Segment offerings include product categories that offer a broad array of conventional and future-oriented technologies, including those that are specific to vehicle electrification as well as those that are powertrain-neutral.

Overview of Financial Performance

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto. This discussion summarizes the significant factors affecting our results of operations and the financial condition of our business during the three months ended June 30, 2024 and 2023.

	Three Months Ended
	June 30,
(In thousands, except per share data)	2024	2023

Net sales	$389,829	$353,075
Gross profit	111,447	101,269
Gross profit %	28.6%	28.7%
Operating income	24,986	27,178
Operating income %	6.4%	7.7%
Earnings from continuing operations before income taxes	24,433	24,697
Provision for income taxes	6,109	6,289
Earnings from continuing operations	18,324	18,408
Loss from discontinued operations, net of income taxes	(917)	(9,221)
Net earnings	17,407	9,187
Net earnings attributable to noncontrolling interest	344	50
Net earnings attributable to SMP	17,063	9,137
Per share data attributable to SMP – Diluted:
Earnings from continuing operations	$0.81	$0.83
Discontinued operations	(0.04)	(0.42)
Net earnings per common share	$0.77	$0.41

Consolidated net sales for the three months ended June 30, 2024 were $389.8 million, an increase of $36.7 million, or 10.4%, compared to net sales of $353.1 million in the same period in 2023.  Net sales increased in all our operating segments, when compared to the comparable period in the prior year.

The increase in net sales in the three months ended June 30, 2024 when compared to the comparable period in the prior year reflects the impact of multiple factors including:

•	stable demand in the automotive aftermarket business across our major product groups,
•	warmer year-over-year weather conditions along with the timing of early season customer orders in our Temperature Control operating segment in 2024, and
•	strong customer demand in our Engineered Solutions operating segment with successful results from our cross-selling efforts.

Gross margins as a percentage of net sales decreased very slightly to 28.6% in the second quarter of 2024 compared to 28.7% in the second quarter of 2023.  The gross margin percentage in our Temperature Control segment increased year-over-year, while the gross margin percentage decreased in both our Vehicle Control and Engineered Solutions segments.  The gross margin percentage increase in our Temperature Control segment results from the impact of higher sales volumes, customer mix and the impact of cost control measures, while the gross margin percentage decrease in our Vehicle Control segment reflects the lingering inflationary increase in material and labor costs.  Although Engineered Solutions’ gross margin percentages improved from levels reported in the first quarter of 2024, the Engineered Solutions’ gross margin percentage continued to be negatively impacted by inflationary cost increases.  While we anticipate continued margin pressure resulting from inflationary headwinds, we believe that our annual cost savings initiatives coupled with customer pricing should help to offset this impact to our gross margins.

Index
Operating margin as a percentage of net sales for the three months ended June 30, 2024 decreased to 6.4% as compared to 7.7% for the same period in 2023.  Included in our operating margin were selling, general and administrative expenses of $83.9 million, or 21.5% of net sales for the three months ended June 30, 2024 compared to $73.8 million, or 20.9% of net sales, for the same period in 2023. The $10.1 million increase in selling, general and administrative expenses in the second quarter of 2024 as compared to the second quarter of 2023 is principally due to (1) $2.4 million of due diligence, legal and other professional fees related to our planned acquisition of Nissens Automotive, (2) increased rent and incremental expenses of approximately $1.3 million as we transition away from our Edwardsville, Kansas distribution center to our new distribution facility in Shawnee, Kansas, (3) higher interest related costs of $0.9 million incurred in our supply chain financing arrangements, and (4) higher distribution and freight costs of $3.1 million related to higher sales.

Overall, our core automotive aftermarket business remains stable, and we continue to be optimistic about the long-term growth potential of the complementary markets served in our Engineered Solutions operating segment.

New Distribution Facility in Shawnee, Kansas

In May 2023, we signed a lease for a new distribution facility in Shawnee, Kansas with a lease commencement date of July 1, 2023.  The new facility will expand our total distribution network square footage to meet our growing demands in the automotive aftermarket industry.  The new 575,000 square foot facility will replace our current 363,000 square foot facility in Edwardsville, Kansas, and integrate state-of-the-art technologies to deliver improved logistics capabilities, operational efficiencies, as well as enhanced employee, customer and supplier experiences.  The new facility is located just five miles away from our Edwardsville facility, enabling us to retain our existing workforce avoiding the additional costs of hiring and training.  The facility will have a phased opening that began in 2024 and will be fully operational in early 2025.  We will incur additional costs in 2024 and 2025 during the phase-in period while we operate the two facilities.

Voluntary Retirement Incentive Program

During the second quarter of 2024, as part of our commitment to optimize our cost structure and provide professional development opportunities to our employees, we offered a voluntary incentive package of severance and other benefit enhancements to eligible employees in the United States and Canada.  The offer period ended on June 14, 2024.  During the second quarter of 2024 we recorded expenses of $2.6 million, with additional expenses to be recorded of approximately $3.1 million in the remainder of 2024, $0.4 million in 2025, and $0.1 million in 2026 for an aggregate cost of approximately $6.2 million.  It is anticipated that the voluntary retirement incentive program will reduce operating expenses beginning in the second half of 2024.  Expenses incurred pursuant to the program are recorded in restructuring and integration expenses in our statement of operations.

We continue to look for opportunities to reduce our operating cost structure to remain competitive while continuing to grow our business.

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

With each year, we intend to further our commitment to sustainability initiatives, improving our environmental stewardship, finding ways to give back to our communities, and enhancing the diversity and inclusion of our workforce while offering opportunities for development.  Information on our sustainability initiatives can be found in our most current sustainability report and on our corporate website at ir.smpcorp.com under “Sustainability” and at smpcares.smpcorp.com.  Information in our sustainability report and on our corporate websites regarding our sustainability initiatives are referenced for general information only and are not incorporated by reference in this Report.

Index
Interim Results of Operations

Comparison of the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023

Sales.  Consolidated net sales for the three months ended June 30, 2024 were $389.8 million, an increase of $36.7 million, or 10.4%, compared to $353.1 million in the same period of 2023, with the majority of our net sales to customers located in the United States.  Net sales increased in all our operating segments, when compared to the comparable period in the prior year.

The following table summarizes consolidated net sales by segment and by major product group within each segment for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended
	June 30,
	2024	2023
Vehicle Control
Engine Management (Ignition, Emissions and Fuel Delivery)	$115,529	$113,589
Electrical and Safety	57,128	52,867
Wire Sets and Other	16,084	17,333
Total Vehicle Control	188,741	183,789

Temperature Control
AC System Components	99,970	72,730
Other Thermal Components	24,511	24,344
Total Temperature Control	124,481	97,074

Engineered Solutions
Commercial Vehicle	23,483	20,225
Construction/Agriculture	9,473	11,138
Light Vehicle	24,686	23,981
All Other	18,965	16,868
Total Engineered Solutions	76,607	72,212

Other	—	—

Total	$389,829	$353,075

Vehicle Control’s net sales for the three months ended June 30, 2024 increased $4.9 million, or 2.7%, to $188.7 million compared to $183.8 million in the same period of 2023.  Demand in the Vehicle Control aftermarket segment remains relatively stable across our major product groups.

Temperature Control’s net sales for the three months ended June 30, 2024 increased $27.4 million, or 28.2%, to $124.5 million compared to $97.1 million in the same period of 2023.  Temperature Control’s net sales for the second quarter of 2024 reflects the impact of the timing of early season customer orders in 2024 as compared to the second quarter of 2023.  The strong customer orders in the second quarter of 2024 reflects the impact of a warm start to the season, while the lower Temperature Control net sales in the second quarter of 2023 reflected the impact of a cooler start to the season across key markets. Overall, full year results at Temperature Control will be dependent upon summer weather conditions and customer inventory levels.

Engineered Solutions’ net sales for the three months ended June 30, 2024 increased $4.4 million, or 6.1%, to $76.6 million compared to $72.2 million in the same period of 2023.  Overall, net sales in our Engineered Solutions operating segment showed year-over-year improvement driven by strong demand with successful results from our cross-selling efforts.

Index
Gross Margins.  Gross margins, as a percentage of consolidated net sales, decreased very slightly to 28.6% in the second quarter of 2024, compared to 28.7% in the second quarter of 2023.  The following table summarizes gross margins by segment for the three months ended June 30, 2024 and 2023, respectively (in thousands):

Three Months Ended June 30,	Vehicle Control	Temperature Control	Engineered Solutions	Other	Total
2024
Net sales	$188,741	$124,481	$76,607	$—	$389,829
Gross margins	59,969	36,609	14,869	—	111,447
Gross margin percentage	31.8%	29.4%	19.4%	—	28.6%

2023
Net sales	$183,789	$97,074	$72,212	$—	$353,075
Gross margins	60,109	26,512	14,648	—	101,269
Gross margin percentage	32.7%	27.3%	20.3%	—	28.7%

Compared to the second quarter of 2023, gross margins at Vehicle Control decreased 0.9 percentage points from 32.7% to 31.8%, gross margins at Temperature Control increased 2.1 percentage points from 27.3% to 29.4%, and gross margins at Engineered Solutions decreased 0.9 percentage points from 20.3% to 19.4%.

The gross margin percentage decrease in our Vehicle Control operating segment reflects the impact of the lingering inflationary increases in material and labor costs, which more than offset the positive impact of increased pricing and saving initiatives. The gross margin percentage increase in our Temperature Control operating segment reflects the impact of higher sales volumes, customer mix and the impact of cost control measures. Gross margins as a percentage of net sales in our Engineered Solutions operating segment decreased in the second quarter of 2024 when compared to the comparable period in 2023 driven primarily by inflationary cost increases. While we anticipate continued margin pressure resulting from inflationary headwinds, we believe that our annual cost savings initiatives coupled with our ability to pass through higher prices to our customers should help to offset much of this impact to our gross margins.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $83.9 million, or 21.5% of consolidated net sales, in the second quarter of 2024, as compared to $73.8 million, or 20.9% of consolidated net sales, in the second quarter of 2023.  The $10.1 million increase in selling, general and administrative expenses as compared to the second quarter of 2024 is principally due to (1) $2.4 million of due diligence, legal and other professional fees related to our planned acquisition of Nissens Automotive, (2) increased rent and incremental expenses of approximately $1.3 million as we transition away from our Edwardsville, Kansas distribution center to our new distribution facility in Shawnee, Kansas, (3) higher interest related costs of $0.9 million incurred in our supply chain financing arrangements, and (4) higher distribution and freight costs of $3.1 million related to higher sales.

Restructuring and Integration Expenses.  Restructuring and integration expenses were $2.6 million for the three months ended June 30, 2024 compared to $0.3 million in the same period of 2023.  Restructuring and integration expenses incurred in the second quarter of 2024 relate primarily to a voluntary retirement incentive program offered to eligible employees as part of our commitment to optimizing our cost structure and providing professional development opportunities to our employees.  Expenses in the second quarter of 2024 of approximately $2.6 million related to the program consists of severance and other benefit enhancements.

Restructuring and integration expenses of $0.3 million in the second quarter of 2023 relate to the Cost Reduction Initiative announced in the fourth quarter of 2024. We anticipate that the Cost Reduction Initiative will be substantially completed by the end of 2024.

Index
Operating Income.  Operating income was $25 million, or 6.4% of consolidated net sales, in the second quarter of 2024, compared to $27.2 million, or 7.7% of consolidated net sales, in the second quarter of 2023.  The year-over-year decrease in operating income of $2.2 million is primarily the result of slightly lower gross margins as a percentage of net sales, higher selling, general and administrative expenses, including incremental distribution expansion costs and due diligence, legal and other professional fees related to our planned acquisition of Nissens Automotive, and higher restructuring and integration expenses, offset, in part, by the impact of higher net sales.

Other Non-Operating Income, Net.  Other non-operating income, net was $2.2 million in the second quarter of 2024, compared to $0.8 million in the second quarter of 2023.  The year-over-year increase in other non-operating income, net results from the increase in year-over-year equity income from our joint ventures and the favorable impact of changes in foreign currency exchange rates.  Equity income from our joint ventures increased irrespective of the year-over-year decline in the equity income of Gwo Yng, reflecting the impact of our acquisition of an additional 15% equity interest in Gwo Yng in July 2023.  Commencing on the date of our equity interest increase, the financial results of Gwo Yng were no longer accounted for under the equity method of accounting.  Instead, Gwo Yng’s financial results are reported on a consolidated basis, resulting in lower joint venture equity income.  As such, other non-operating income, net includes equity income of Gwo Yng of $0.4 million in the second quarter of 2023.

Interest Expense.  Interest expense decreased to $2.8 million in the second quarter of 2024, compared to $3.3 million in the second quarter of 2023.  The year-over-year decrease in interest expense reflects the impact of lower average outstanding borrowings in second quarter of 2024 when compared to the second quarter of 2023.

Income Tax Provision.  The income tax provision in the second quarter of 2024 was $6.1 million at an effective tax rate of 25.0% compared to $6.3 million at an effective tax rate of 25.5% for the same period in 2023.  The effective tax rate was essentially flat year-over-year.

Loss from Discontinued Operations.  During the second quarter of 2024 and 2023, the loss from discontinued operations, net of tax was $0.9 million and $9.2 million, respectively.  Loss from discontinued operations, net of income tax, reflects legal expenses and other costs associated with our asbestos-related liability.  During the second quarter of 2023, we recorded an $11 million pre-tax provision that arose from the May 11, 2023 court ruling in a breach of contract claim in connection with a legal proceeding with a third party. As discussed more fully in Note 18, “Commitments and Contingencies” in the notes to our consolidated financial statements (unaudited), we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Net Earnings Attributable to Noncontrolling Interest.  Net earnings attributable to noncontrolling interest relates to the minority shareholders’ interest in our 70% owned joint venture in Hong Kong, with operations in Shanghai and Wuxi, China (“Trombetta Asia, Ltd.”) and, in our 80% ownership in Gwo Yng, commencing in July 2023 upon the completion of our step acquisition.  Net earnings attributable to the noncontrolling interest were $344,000 and $50,000 during the three months ended June 30, 2024 and 2023, respectively.

Index
Comparison of the Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023

Sales.  Consolidated net sales for the six months ended June 30, 2024 were $721.2 million, an increase of $40.1 million, or 5.9%, compared to $681.1 million in the same period of 2023, with the majority of our net sales to customers in the United States.  Net sales increased in all our operating segments when compared to the comparable period in the prior year.

The following table summarizes consolidated net sales by segment and by major product group within each segment for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended
	June 30,
	2024	2023
Vehicle Control
Engine Management (Ignition, Emissions and Fuel Delivery)	$231,614	$229,672
Electrical and Safety	109,535	104,671
Wire Sets and Other	33,116	34,023
Total Vehicle Control	374,265	368,366

Temperature Control
AC System Components	149,930	123,528
Other Thermal Components	46,159	45,952
Total Temperature Control	196,089	169,480

Engineered Solutions
Commercial Vehicle	46,391	40,457
Construction/Agriculture	19,549	22,830
Light Vehicle	46,489	47,000
All Other	38,449	32,970
Total Engineered Solutions	150,878	143,257

Other	—	—

Total	$721,232	$681,103

Vehicle Control’s net sales for the six months ended June 30, 2024 increased $5.9 million, or 1.6%, to $374.3 million compared to $368.4 million in the same period of 2023.  Demand in the Vehicle Control aftermarket segment remains relatively stable across our major product groups.

Temperature Control’s net sales for the six months ended June 30, 2024 increased $26.6 million, or 15.7%, to $196.1 million compared to $169.5 million in the same period of 2023.  Temperature Control’s net sales for the first six months of 2024 reflect the impact of the timing of pre and early season customer orders in 2024 as compared to the first six months of 2023, and the impact of strong second quarter 2024 net sales when compared to the comparable prior period.  The strong net sales in the second quarter of 2024 reflects the impact of a warm start to the season compared to lower net sales in the second quarter of 2023 resulting from the impact of a cooler start to the season across all markets.  Overall, full year results at Temperature Control will be dependent upon summer weather conditions and customer inventory levels.

Engineered Solutions’ net sales for the six months ended June 30, 2024 increased $7.6 million, or 5.3%, to $150.9 million compared to $143.3 million in the same period of 2023.  Overall, net sales in our Engineered Solutions operating segment showed a year-over-year improvement driven by strong demand with successful results from our cross-selling efforts.

Index
Gross Margins.  Gross margins, as a percentage of consolidated net sales, decreased to 27.9% in the first six months of 2024, compared to 28.3% during the same period in 2023.  The following table summarizes gross margins by segment for the six months ended June 30, 2024 and 2023, respectively (in thousands):

Six Months Ended June 30,	Vehicle Control	Temperature Control	Engineered Solutions	Other	Total
2024
Net sales	$374,265	$196,089	$150,878	$—	$721,232
Gross margins	118,868	56,298	25,803	—	200,969
Gross margin percentage	31.8%	28.7%	17.1%	—	27.9%

2023
Net sales	$368,366	$169,480	$143,257	$—	$681,103
Gross margins	118,581	45,667	28,288	—	192,536
Gross margin percentage	32.2%	26.9%	19.7%	—	28.3%

Compared to the first six months of 2023, gross margins at Vehicle Control decreased 0.4 percentage points from 32.2% to 31.8%, gross margins at Temperature Control increased 1.8 percentage points from 26.9% to 28.7%, and gross margins at Engineered Solutions decreased 2.6 percentage points from 19.7% to 17.1%.

The gross margin percentage decrease in our Vehicle Control operating segment reflects the impact of the lingering inflationary increases in material and labor costs, which more than offset the positive impact of pricing and saving initiatives. The gross margin percentage increase in our Temperature Control operating segment reflects the impact of higher sales volumes, customer mix and the impact of cost control measures. Gross margins as a percentage of net sales in our Engineered Solutions operating segment decreased in the second quarter of 2024 when compared to the comparable period in 2023 driven primarily by unfavorable customer sales mix and inflationary cost increases. While we anticipate continued margin pressure resulting from inflationary headwinds, we believe that our annual cost savings initiatives coupled with our ability to pass through higher prices to our customers should help to offset much of this impact to our gross margins.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $158.6 million, or 22.0% of consolidated net sales, in the first six months of 2024, as compared to $143.5 million, or 21.1% of consolidated net sales in the first six months of 2023.  The $15.1 million increase in selling, general and administrative expenses as compared to the first six months of 2023 is principally due to (1) $2.3 million of due diligence, legal and other professional fees related to our planned acquisition of Nissens Automotive, (2) increased rent and incremental expenses of approximately $2.4 million as we transition away from our Edwardsville, Kansas distribution center to our new distribution facility in Shawnee, Kansas, (3) higher interest related costs of $1.9 million incurred in our supply chain financing arrangements and (4) higher distribution and freight costs of $5.4 million related to higher sales.

Restructuring and Integration Expenses.  Restructuring and integration expenses were $2.8 million in the six months ended June 30, 2024 compared to $1.2 million in the comparable period of 2023.  Restructuring and integration expenses incurred in the first six months of 2024 relate primarily to a voluntary retirement incentive program offered to eligible employees as part of our commitment to optimizing our cost structure and provide professional development opportunities to our employees.  Expenses in the first six months of 2024 of approximately $2.6 million related to the program consists of severance and other benefit enhancements.

Restructuring and integration expenses of $1.2 million in the six months ended June 30, 2023 relate to the Cost Reduction Initiative announced in the fourth quarter of 2024. We anticipate that the Cost Reduction Initiative will be substantially completed by the end of 2024.

Index
Operating Income.  Operating income was $39.6 million, or 5.5% of consolidated net sales, in the six months ended June 30, 2024, compared to $47.9 million, or 7% of consolidated net sales, in the six months ended June 30, 2023.  The year-over-year decrease in operating income of $8.3 million is primarily the result of lower gross margins as a percentage of net sales, higher selling, general and administrative expenses, including the incremental distribution expansion costs and due diligence, legal and other professional fees related to our planned acquisition of Nissens Automotive, and higher restructuring and integration expenses, offset, in part, by the impact of higher net sales.

Other Non-Operating Income, Net.  Other non-operating income, net was $3 million in the six months of 2024, compared to $1 million for the same period in 2023.  The year-over-year increase in other non-operating income, net results from the increase in year-over-year equity income from our joint ventures and the favorable impact of changes in foreign currency exchange rates.  Equity income from our joint ventures increased irrespective of the year-over-year decline in the equity income of Gwo Yng, reflecting the impact of our acquisition of an additional 15% equity interest in Gwo Yng in July 2023.  Commencing on the date of our equity interest increase, the financial results of Gwo Yng were no longer accounted for under the equity method of accounting.  Instead, Gwo Yng’s financial results are reported on a consolidated basis.  As such, other non-operating income, net includes equity income of Gwo Yng of $0.6 million in the first six months of 2023.

Interest Expense.  Interest expense decreased to $4.8 million in the six months of 2024, compared to $7.1 million for the same period in 2023.  The year-over-year decrease in interest expense reflects the impact of lower average outstanding borrowings during the six months ended June 30, 2024 when compared to the comparable period of 2023.

Income Tax Provision.  The income tax provision for the six months ended June 30, 2024 was $9.5 million at an effective tax rate of 25.0%, compared to $10.7 million at an effective tax rate of 25.5% for the same period in 2023. The effective tax rate was essentially flat year-over-year.

Loss from Discontinued Operations.  During the first six months of 2024 and 2023, the loss from discontinued operations, net of tax was $2 million and $10 million, respectively.  Loss from discontinued operations, net of income tax, reflects legal expenses and other costs associated with our asbestos-related liability.  During the first six months of 2023, we recorded an $11 million pre-tax provision that arose from the May 11, 2023 court ruling in a breach of contract claim in connection with a legal proceeding with a third party. As discussed more fully in Note 18, “Commitments and Contingencies” in the notes to our consolidated financial statements (unaudited), we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Net Earnings Attributable to Noncontrolling Interest.  Net earnings attributable to noncontrolling interest relates to the minority shareholders’ interest in our 70% owned joint venture in Hong Kong, with operations in Shanghai and Wuxi, China (“Trombetta Asia, Ltd.”) and, in our 80% ownership in Gwo Yng, commencing in July 2023 upon the completion of our step acquisition.  Net earnings attributable to the noncontrolling interest were $510,000 and $89,000 during the six months ended June 30, 2024 and 2023, respectively.

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

	June 30,		December 31,
(In thousands)	2024	2023	2023

Operating cash flows	$(10,139)	$39,370	$144,260
Total debt	$208,192	$223,216	$156,211
Cash	26,156	23,019	32,526
Net debt	$182,036	$200,197	$123,685
Remaining borrowing capacity	$279,680	$269,631	$334,180
Total liquidity	305,836	292,650	366,706

Operating Activities. During the first six months of 2024, cash used in operating activities was $10.1 million compared to cash provided by operating activities of $39.4 million in the same period of 2023. The increase in cash used in operating activities resulted primarily from the larger year-over-year increase in accounts receivable of $81.1 million compared to an increase in accounts receivable of $48.3 million in the same period of 2023, and the increase in inventories of $3.6 million compared to a decrease in inventories of $30.9 million in the same period of 2023, offset, in part, by the larger year-over-year increase in sundry payables and accrued expenses of $30 million compared to an increase of $2.8 million in the same period of 2023 and by the increase in net earnings.

During the year ended December 31, 2023, we generated significant operating cash flow by reducing our inventory to more normalized levels while actively managing our accounts receivable and accounts payable. We continue to actively manage our working capital to maximize our operating cash flow.

Investing Activities.  Cash used in investing activities was $22.9 million in the first six months of 2024, compared to $9.4 million in the same period of 2023.  Investing activities during the first six months of 2024 and 2023 primarily consisted of capital expenditures of $22.9 million and $9.5 million, respectively.  The year-over-year increase in capital expenditures relates to the implementation of upgraded automation equipment, racking and other equipment, as we invest in the start-up of our new distribution facility in Shawnee, Kansas.

Financing Activities.  Cash provided by financing activities was $28.5 million in the first six months of 2024 as compared to $29.1 million in the same period of 2023.  During the first six months of 2024, we (1) increased our borrowings under our Credit Agreement by $52 million; (2) paid dividends to SMP shareholders of $12.7 million; and (3) made cash payments for the repurchase of shares of our common stock of $10.4 million. Cash provided by borrowings under our Credit Agreement in the six months ended June 30, 2024 was used to fund our operating activities, investing activities, pay dividends, and repurchase shares of our common stock.

During the first six months of 2023, we (1) reduced our borrowings under our Credit Agreement by $16.5 million; and (2) paid dividends to SMP shareholders of $12.5 million. Cash provided by our operating activities was used to reduce our borrowings under our Credit Agreement, fund our investing activities and pay dividends.

Quarterly dividends to SMP shareholders were paid at a rate of $0.29 in both 2024 and 2023.

Index
Liquidity.

Our primary sources of funds are ongoing net cash flows from operating activities and availability under our Credit Agreement (as detailed below).

In June 2022, the Company entered into a five-year Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders (the “Credit Agreement”) which matures on June 1, 2027.  The Credit Agreement provides for a $500 million credit facility comprised of a $100 million term loan facility (the “Term A-1 Loan”) and a $400 million multi-currency revolving credit facility available in U.S. dollars, euros, British pound sterling, Swiss francs, Canadian dollars and other currencies as agreed to by the administrative agent and the lenders (the “revolving facility”).  The revolving facility has a $25 million sub-limit for the issuance of letters of credit and a $25 million sub-limit for the borrowing of swingline loans.

Borrowings under the Credit Agreement were used to repay all outstanding borrowings under the 2015 Credit Agreement, and are used for other general corporate purposes of the Company and its subsidiaries.  The Term A-1 Loan amortizes in quarterly installments of 1.25% in each of the first four years, and quarterly installments of 2.5% in the fifth year.  The Company may request up to two one-year extensions of the maturity date.

The Company may, upon the agreement of one or more then existing lenders or of additional lenders not currently party to the Credit Agreement, increase the revolving facility or obtain incremental term loans by an aggregate amount not to exceed (x) the greater of (i) $168 million or (ii) 100% of consolidated EBITDA (as defined in the Credit Agreement) for the four fiscal quarters ended most recently before such date, plus (y) any voluntary prepayment of term loans, plus (z) any amount that, after giving effect to the increase, the pro forma First Lien Net Leverage Ratio (as defined in the Credit Agreement) does not exceed 2.5 to 1.0.

Term loan and revolver facility borrowings in U.S. dollars bear interest, at the Company’s election, at a rate per annum equal to Term SOFR plus 0.10% plus a margin, or an alternate base rate plus a margin, where the alternate base rate is the greater of the prime rate, the federal funds effective rate plus 0.50%, and one-month Term SOFR plus 1.10%. The Term A-1 Loan was made at one-month Term SOFR.  The margin for benchmark borrowings ranges from 1.0% to 2.0%, and the margin for alternate base rate borrowings ranges from 0% to 1.0%, in each case, based on the total net leverage ratio of the Company and its restricted subsidiaries.  The Company may select interest periods of one, three or six months for Term SOFR borrowings.  Interest is payable at the end of the selected interest period, but no less frequently than quarterly.

The Company’s obligations under the Credit Agreement are guaranteed by its material domestic subsidiaries (each, a “Guarantor”), and secured by a first priority perfected security interest in substantially all of the existing and future personal property of the Company and each Guarantor, subject to certain exceptions.  The collateral security described above also secures certain banking services obligations and interest rate swaps and currency or other hedging obligations of the Company owing to any of the then existing lenders or any affiliates thereof.  The Company entered into an interest rate swap agreement with Wells Fargo Bank, N.A., Co-Syndication Agent and lender concurrently with the Credit Agreement.

Outstanding borrowings at June 30, 2024 under the Credit Agreement were $208 million, consisting of current borrowings of $5 million and long-term debt of $203 million; while outstanding borrowings at December 31, 2023 were $156 million, consisting of current borrowings of $5 million and long-term debt of $151 million.  Letters of credit outstanding under the Credit Agreement were $2.3 million at both June 30, 2024 and December 31, 2023.

At June 30, 2024, the weighted average interest rate under our Credit Agreement was 5.7%, which consisted of $208 million in borrowings under Term SOFR, adjusted for the impact of the interest rate swap agreement on $100 million of borrowings.  At December 31, 2023, the weighted average interest rate under our Credit Agreement was 5%, which consisted of $156 million in borrowings at 5% under Term SOFR, adjusted for the impact of the interest rate swap agreement on $100 million of borrowings.   During the six months ended June 30, 2024, our average daily alternative base rate loan balance was $1 million, compared to a balance of $0.2 million for the six months ended June 30, 2023 and a balance of $0.1 million for the year ended December 31, 2023.

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

In May 2024, the Company entered into Amendment No. 1 to the Credit Agreement to transition from CDOR to CORRA for benchmark borrowings denominated in Canadian dollars.

In July 2024, the Company entered into Amendment No. 2 to the Credit Agreement, to provide for a new $125 million term loan (the “Term A-2 Loan”) and the use of funds available under the existing revolving facility to finance the acquisition of Nissens Automotive and related transaction costs. The Term A-2 Loan matures five years after it is funded on the closing of the acquisition, and amortizes in quarterly installments of 1.25% in each of the first and second year, quarterly installments of 1.875% in the third year, and quarterly installments of 2.50% in each of the fourth and fifth year.

In November 2023, our Polish subsidiary, SMP Poland sp. z.o.o., further amended its overdraft facility with HSBC Continental Europe (Spolka Akcyjna) Oddzial w Polsce. The overdraft facility, as amended, provides for borrowings under the facility in euros and U.S. dollars.  Under the amended terms, the overdraft facility provides for borrowings of up to Polish zloty 30 million (approximately $7.5 million) if borrowings are solely in Polish zloty, or up to 85% of the Polish zloty 30 million limit (approximately $6.4 million) if borrowings are in euros and/or U.S. dollars.  The overdraft facility had an original maturity date in March 2024, with automatic three-month renewals until June 2027, subject to cancellation by either party, at its sole discretion, at least 30 days prior to the commencement of the three-month renewal period. The facility automatically renewed in June 2024 to a September 2024 maturity date.  Borrowings under the amended overdraft facility will bear interest at a rate equal to (1) the one month WIBOR + 1.0% for borrowings in Polish zloty, (2) the one month EURIBOR + 1.0% for borrowings in euros, and (3) the Mid-Point of the Fed Target Range + 1.25% for borrowings in U.S. dollars.  Borrowings under the overdraft facility are guaranteed by Standard Motor Products, Inc., the ultimate parent company.  There were no borrowings outstanding under the overdraft facility at both June 30, 2024 and December 31, 2023.

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

Pursuant to these agreements, we sold $230.1 million and $400.9 million of receivables during the three and six months ended June 30, 2024, respectively, and $211.6 million and $382.5 million for the comparable periods in 2023.  Receivables presented at financial institutions and not yet collected as of June 30, 2024 and December 31, 2023 were approximately $14.4 million and $4.5 million, respectively, and remained in our accounts receivable balance as of that date.  All receivables sold were reflected as a reduction of accounts receivable in the consolidated balance sheet at the time of sale.  A charge in the amount of $13.4 million and $23.4 million related to the sale of receivables was included in selling, general and administrative expense in our consolidated statements of operations for the three and six months ended June 30, 2024, respectively, and $12.4 million and $21.5 million for the comparable periods in 2023.

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

Index
In July 2022, our Board of Directors authorized the purchase of up to $30 million of our common stock under a stock repurchase program.  Stock will be purchased from time to time in the open market, or through private transactions, as market conditions warrant. Under this program, during the three and six months ended June 30, 2024, we repurchased 241,307 and 321,229 shares of our common stock at a total cost of $7.8 million and $10.4 million, respectively.  As of June 30, 2024, there was approximately $19.6 million available for future stock purchases under the program.  From the end of the second quarter through July 30, 2024, there have been no additional repurchases of our common stock under the program.

Material Cash Commitments

Material cash commitments as of June 30, 2024 consist of required cash payments to service our outstanding borrowings of $208 million under our Credit Agreement with JPMorgan Chase Bank, N.A., as agent, the future minimum cash requirements of $130.8 million through 2034 under operating leases, and expected future cash payments relating to our restructuring activities of $6.3 million with approximately $2.6 million paid in the remainder of 2024, approximately $3.3 million in 2025 and approximately $0.4 million thereafter.  All of our other cash commitments as of June 30, 2024 are not material.  For additional information related to our material cash commitments, see Note 4, “Restructuring and Integration Expenses”, Note 8, “Leases,” and Note 9, “Credit Facilities and Long-Term Debt,” in the notes to our consolidated financial statements (unaudited).

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

Exchange Rate Risk

We have exchange rate exposure primarily with respect to the Canadian Dollar, the Euro, the British Pound, the Polish Zloty, the Hungarian Forint, the Mexican Peso, the Taiwan Dollar, the Chinese Yuan Renminbi and the Hong Kong Dollar.  As of June 30, 2024 and December 31, 2023, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore, the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the incremental effect of such a change on our foreign currency denominated revenues.

Interest Rate Risk

We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To reduce our market risk to changes in interest rates on our variable rate borrowings, and to manage a portion of our exposure to changes in interest rates, we occasionally enter into interest rate swap agreements.

In June 2022, we entered into a seven year interest rate swap agreement with a notional amount of $100 million that is to mature in May 2029.  The interest rate swap agreement has been designated as a cash flow hedge of interest payments on $100 million of borrowings under our Credit Agreement. Under the terms of the swap agreement, we will receive monthly variable interest payments based on one month Term SOFR and will pay interest based upon a fixed rate of 2.683% per annum.

As of June 30, 2024, we had approximately $208 million of outstanding borrowings under our Credit Agreement, of which approximately $108 million bears interest at variable rates of interest and $100 million bears interest at fixed rates, after consideration of the interest rate swap agreement entered into in June 2022.  Additionally, we invest our excess cash in highly liquid short-term investments. Based upon our current level of borrowings under our facilities and our excess cash, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate may have an approximate $0.8 million annualized negative impact on our earnings or cash flows.

Index
In addition, we are party to several supply chain financing arrangements, in which we may sell certain of our customers’ trade accounts receivable to such customers’ financial institutions.  We sell our undivided interests in certain of these receivables at our discretion when we determine that the cost of these arrangements is less than the cost of servicing our receivables with existing debt.  During the three and six months ended June 30, 2024, we sold $230.1 million and $400.9 million of receivables, respectively.  Depending upon the level of sales of receivables pursuant these agreements, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the margin rate may have an approximate $2.3 million and $4 million negative impact on our earnings or cash flows during the three and six months ended June 30, 2024, respectively.  The charge related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations.

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

During the quarter ended June 30, 2024, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  We review, document and test our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control – Integrated Framework.  We may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts may lead to various changes in our internal control over financial reporting.

Index
PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information required by this Item is incorporated herein by reference to the information set forth in Item 1, “Consolidated Financial Statements” of this Report under the caption “Asbestos” appearing in Note 18, “Commitments and Contingencies,” of the notes to our consolidated financial statements (unaudited).

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to the Company’s purchases of its common stock for the second quarter of 2024:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (b)

April 1 – 30, 2024	111,440	$32.73	111,440	$23,781,161
May 1 – 31, 2024	129,867	32.26	129,867	19,591,248
June 1 – 30, 2024	—	—	—	—
Total	241,307	$32.48	241,307	$19,591,248

(a)	All shares were purchased through the publicly announced stock repurchase programs in open-market transactions.

(b)
In July 2022, our Board of Directors authorized the purchase of up $30 million of our common stock under a stock repurchase program.  Stock will be purchased from time to time in the open market, or through private transactions, as market conditions warrant.  Under this program, during the three and six months ended June 30, 2024, we repurchased 241,307 and 321,229 shares of our common stock at a total cost of $7.8 million and $10.4 million, respectively.  As of June 30, 2024, there was approximately $19.6 million available for future stock purchases under the program.  From the end of the second quarter through July 30, 2024, there have been no additional repurchases of our common stock under the program.

Index
ITEM 6.	EXHIBITS

Exhibit
Number

2.1*
Share Sale and Purchase Agreement, dated as of July 5, 2024, by and among Standard Motor Products, Inc., as Buyer, Axcel V K/S, as Sellers’ Representative, and the sellers named therein (incorporated by reference to the Company’s Current Report on Form 8-K filed as of July 10, 2024).

10.1	First Amendment to Credit Agreement, dated as of May 13, 2024, by and among Standard Motor Products, Inc., as Borrower, and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.2
Second Amendment to Credit Agreement, dated as of July 5, 2024, by and among Standard Motor Products, Inc., as Borrower, and JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders named therein (incorporated by reference to the Company’s Current Report on Form 8-K filed as of July 10, 2024).

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

*
Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

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

STANDARD MOTOR PRODUCTS, INC.
(Registrant)

Date: August 1, 2024	/s/ Nathan R. Iles
Nathan R. Iles
Chief Financial Officer
(Principal Financial and Accounting Officer)