Form 10-Q
period 2024-09-30
STANDARD MOTOR PRODUCTS, INC.
filed 2024-10-30
CIK 93389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2024

or

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
Yes ☐     No ☑
As of the close of business on October 28, 2024, there were 21,721,825 outstanding shares of the registrant’s Common Stock, par value $2.00 per share.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data, unaudited)	2024	2023	2024	2023
Net sales	$399,265	$386,413	$1,120,497	$1,067,516
Cost of sales	277,899	271,653	798,162	760,220
Gross profit	121,366	114,760	322,335	307,296
Selling, general and administrative expenses	81,204	79,781	239,822	223,257
Restructuring and integration expenses	3,023	177	5,774	1,383
Other income (expense), net	—	4	5	74
Operating income	37,139	34,806	76,744	82,730
Other non-operating income, net	2,129	1,732	5,147	2,759
Interest expense	3,145	3,621	7,964	10,766
Earnings from continuing operations before taxes	36,123	32,917	73,927	74,723
Provision for income taxes	9,267	7,995	18,718	18,656
Earnings from continuing operations	26,856	24,922	55,209	56,067
Loss from discontinued operations, net of income taxes	(22,771)	(18,200)	(24,727)	(28,201)
Net earnings	4,085	6,722	30,482	27,866
Net earnings attributable to noncontrolling interest	275	63	785	152
Net earnings attributable to SMP (a)	$3,810	$6,659	$29,697	$27,714

Net earnings (loss) attributable to SMP
Continuing operations	$26,581	$24,859	$54,424	$55,915
Discontinued operations	(22,771)	(18,200)	(24,727)	(28,201)
Net earnings attributable to SMP	$3,810	$6,659	$29,697	$27,714

Per common share data
Basic:
Continuing operations	$1.22	$1.14	$2.50	$2.58
Discontinued operations	(1.04)	(0.83)	(1.14)	(1.30)
Net earnings attributable to SMP per common share	$0.18	$0.31	$1.36	$1.28

Diluted:
Continuing operations	$1.20	$1.12	$2.45	$2.52
Discontinued operations	(1.03)	(0.82)	(1.11)	(1.27)
Net earnings attributable to SMP per common share	$0.17	$0.30	$1.34	$1.25

Dividend declared per common share	$0.29	$0.29	$0.87	$0.87

Weighted average number of common shares, basic	21,716,083	21,727,119	21,802,164	21,675,699
Weighted average number of common shares, diluted	22,154,222	22,253,723	22,225,444	22,198,131
(a)Throughout this Form 10-Q, “SMP” refers to Standard Motor Products, Inc. and subsidiaries.
See accompanying notes to consolidated financial statements (unaudited).

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, unaudited)	2024	2023	2024	2023

Net earnings	$4,085	$6,722	$30,482	$27,866
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,475	(3,950)	(2,493)	36
Derivative instruments	(2,552)	1,708	(1,082)	2,162
Pension and postretirement plans	(3)	(3)	(8)	(10)
Other comprehensive income, net of tax	(80)	(2,245)	(3,583)	2,188
Comprehensive income	4,005	4,477	26,899	30,054
Comprehensive income (loss) attributable to noncontrolling interest, net of tax:
Net earnings	275	63	785	152
Foreign currency translation adjustments	32	47	17	(63)
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	307	110	802	89
Comprehensive income attributable to SMP	$3,698	$4,367	$26,097	$29,965
See accompanying notes to consolidated financial statements (unaudited).

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data, unaudited)	September 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,348	$32,526
Accounts receivable, less allowances for discounts and expected credit losses of $8,697 and $8,045 for 2024 and 2023, respectively	217,130	160,282
Inventories	503,015	507,075
Unreturned customer inventories	17,843	18,240
Prepaid expenses and other current assets	28,873	26,100
Total current assets	793,209	744,223

Property, plant and equipment, net of accumulated depreciation of $271,556 and $259,656 for 2024 and 2023, respectively	138,490	121,872
Operating lease right-of-use assets	96,039	100,065
Goodwill	134,725	134,729
Other intangibles, net	85,837	92,308
Deferred income taxes	45,315	40,533
Investments in unconsolidated affiliates	23,914	24,050
Other assets	33,012	35,267
Total assets	$1,350,541	$1,293,047

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of term loan and other debt	$2,685	$5,029
Accounts payable	112,404	107,455
Sundry payables and accrued expenses	69,666	63,303
Accrued customer returns	62,326	38,238
Accrued core liability	15,226	18,399
Accrued rebates	53,163	42,278
Payroll and commissions	37,050	29,561
Total current liabilities	352,520	304,263

Long-term debt	140,163	151,182
Noncurrent operating lease liabilities	86,259	88,974
Other accrued liabilities	28,611	25,742
Accrued asbestos liabilities	89,544	72,013
Total liabilities	697,097	642,174
Commitments and contingencies
Stockholders’ equity:
Common stock – par value $2.00 per share:
Authorized – 30,000,000 shares; issued 23,936,036 shares	47,872	47,872
Capital in excess of par value	103,818	101,751
Retained earnings	583,919	573,226
Accumulated other comprehensive income	(9,574)	(5,974)
Treasury stock – at cost (2,215,186 shares and 2,018,982 shares in 2024 and 2023, respectively)	(87,202)	(81,811)
Total SMP stockholders’ equity	638,833	635,064
Noncontrolling interest	14,611	15,809
Total stockholders’ equity	653,444	650,873
Total liabilities and stockholders’ equity	$1,350,541	$1,293,047
See accompanying notes to consolidated financial statements (unaudited).

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$30,482	$27,866
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	22,008	21,461
Amortization of deferred financing cost	1,655	370
Increase to allowance for expected credit losses	461	333
Increase to inventory reserves	3,731	2,010
Equity income from joint ventures	(3,520)	(2,181)
Employee stock ownership plan allocation	2,090	2,225
Stock-based compensation	4,464	5,243
Increase in deferred income taxes	(4,408)	(3,299)
Loss on discontinued operations, net of tax	24,727	28,201
Change in assets and liabilities:
Increase in accounts receivable	(59,040)	(38,850)
Decrease in inventories	2,895	54,286
Increase (decrease) in prepaid expenses and other current assets	(2,739)	2,916
Increase in accounts payable	4,487	15,852
Increase in sundry payables and accrued expenses	45,470	12,345
Net change in other assets and liabilities	5,437	4,115
Net cash provided by operating activities	78,200	132,893

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of and investment in businesses	—	(3,954)
Cash acquired in step acquisition	—	6,779
Capital expenditures	(34,136)	(17,977)
Other investing activities	18	95
Net cash used in investing activities	(34,118)	(15,057)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of term loan	(92,500)	(3,750)
Net borrowings (repayments) under revolving credit facilities	76,500	(88,350)
Net borrowings (repayments) of other debt and lease obligations	2,578	(49)
Purchase of treasury stock	(10,409)	—
Payments of debt issuance costs	(4,183)	—
Increase in overdraft balances	549	253
Dividends paid	(19,004)	(18,846)
Dividends paid to noncontrolling interest	(1,200)	(255)
Net cash used in financing activities	(47,669)	(110,997)
Effect of exchange rate changes on cash	(2,591)	496
Net (decrease) increase in cash and cash equivalents	(6,178)	7,335
CASH AND CASH EQUIVALENTS at beginning of period	32,526	21,150
CASH AND CASH EQUIVALENTS at end of period	$26,348	$28,485

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7,973	$11,749
Income taxes	$10,947	$11,352
Noncash financing activity:
Dividend payable to noncontrolling interest	$800	$—
See accompanying notes to consolidated financial statements (unaudited).

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended September 30, 2024

(In thousands, unaudited)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total SMP	Non- Controlling Interest	Total
Balance at June 30, 2024	$47,872	$102,738	$586,407	$(9,462)	$(87,537)	$640,018	$14,304	$654,322
Net earnings	—	—	3,810	—	—	3,810	275	4,085
Other comprehensive income (loss), net of tax	—	—	—	(112)	—	(112)	32	(80)
Cash dividends paid	—	—	(6,298)	—	—	(6,298)	—	(6,298)
Purchase of treasury stock	—	—	—	—	—	—	—	—
Dividends to noncontrolling interest	—	—	—	—	—	—	—	—
Stock-based compensation	—	1,080	—	—	335	1,415	—	1,415
Balance at September 30, 2024	$47,872	$103,818	$583,919	$(9,574)	$(87,202)	$638,833	$14,611	$653,444
Three Months Ended September 30, 2023

(In thousands, unaudited)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total SMP	Non- Controlling Interest	Total
Balance at June 30, 2023	$47,872	$106,529	$572,753	$(7,927)	$(89,554)	$629,673	$10,742	$640,415
Noncontrolling interest in step acquisition	—	—	—	—	—	—	5,273	5,273
Net earnings	—	—	6,659	—	—	6,659	63	6,722
Other comprehensive income (loss), net of tax	—	—	—	(2,292)	—	(2,292)	47	(2,245)
Cash dividends paid	—	—	(6,302)	—	—	(6,302)	—	(6,302)
Stock-based compensation	—	1,529	—	—	81	1,610	—	1,610
Balance at September 30, 2023	$47,872	$108,058	$573,110	$(10,219)	$(89,473)	$629,348	$16,125	$645,473
See accompanying notes to consolidated financial statements (unaudited).

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2024

(In thousands, unaudited)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total SMP	Non- Controlling Interest	Total
Balance at December 31, 2023	$47,872	$101,751	$573,226	$(5,974)	$(81,811)	$635,064	$15,809	$650,873
Net earnings	—	—	29,697	—	—	29,697	785	30,482
Other comprehensive income (loss), net of tax	—	—	—	(3,600)	—	(3,600)	17	(3,583)
Cash dividends paid	—	—	(19,004)	—	—	(19,004)	—	(19,004)
Purchase of treasury stock	—	—	—	—	(10,409)	(10,409)	—	(10,409)
Dividends to noncontrolling interest	—	—	—	—	—	—	(2,000)	(2,000)
Stock-based compensation	—	2,064	—	—	2,234	4,298	—	4,298
Employee Stock Ownership Plan	—	3	—	—	2,784	2,787	—	2,787
Balance at September 30, 2024	$47,872	$103,818	$583,919	$(9,574)	$(87,202)	$638,833	$14,611	$653,444
Nine Months Ended September 30, 2023

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total SMP	Non- Controlling Interest	Total
Balance at December 31, 2022	$47,872	$105,615	$564,242	$(12,470)	$(95,239)	$610,020	$11,018	$621,038
Noncontrolling interest in step acquisition	—	—	—	—	—	—	5,273	5,273
Net earnings	—	—	27,714	—	—	27,714	152	27,866
Other comprehensive income (loss), net of tax	—	—	—	2,251	—	2,251	(63)	2,188
Cash dividends paid	—	—	(18,846)	—	—	(18,846)	—	(18,846)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(255)	(255)
Stock-based compensation	—	2,427	—	—	2,816	5,243	—	5,243
Employee Stock Ownership Plan	—	16	—	—	2,950	2,966	—	2,966
Balance at September 30, 2023	$47,872	$108,058	$573,110	$(10,219)	$(89,473)	$629,348	$16,125	$645,473
See accompanying notes to consolidated financial statements (unaudited).

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
Standards not yet adopted as of September 30, 2024

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
ASU 2023-09 will expand the annual required effective income tax rate reconciliation disclosures to include (1) eight specific categories of rate reconciling items; (2) additional information for reconciling items that meet or exceed a quantitative threshold; and (3) expand the required disclosures to include reconciling percentages as well as reported amounts. Additionally, ASU 2023-09 will expand required annual disclosures of income taxes paid to include the disaggregation by federal, state and foreign jurisdictions.
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

Note 3. Business Acquisitions and Investments
Nissens Automotive Acquisition
In July 2024, we entered into an agreement to acquire all the outstanding shares of AX V Nissens III APS and its subsidiaries (“Nissens Automotive”), a leading European manufacturer and distributor of aftermarket engine cooling and air conditioning products with a growing array of vehicle control technologies, for €360 million (approximately $388 million) in cash, subject to adjustment at closing.  We expect to fund the entire purchase price and related transaction costs with borrowings under our 2024 Credit Agreement. For additional information on our Credit Agreement see Note 9, “Credit Facilities and Long-Term Debt”. The transaction is expected to be completed by the end of 2024, subject to customary closing requirements.
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
(a)Total purchase consideration is the sum of the fair value of the previously held equity investment interest in Gwo Yng of $17.7 million and the cash paid of $4 million for the acquisition of the additional 15% equity ownership interest.
(b)Intangible assets consists of customer relationships of $0.4 million and capitalized software of $0.1 million.
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
Separation Program
During the second quarter of 2024 we offered a voluntary retirement incentive package of severance and other benefit enhancements to eligible employees in the United States and Canada as part of our commitment to optimizing our cost structure and providing professional development opportunities to our employees. The offer period ended on June 14, 2024. During the quarter, we expanded the program to include involuntary separations. Costs primarily comprise of compensation expense and enhanced medical benefits, and are charged to restructuring and integration expenses in our statement of operations as a one-time termination benefit. Voluntary retirement incentive costs are recognized when the employee accepted the offer or over their remaining period of service based on the agreed retirement date. The criteria to recognize involuntary separation costs were met during the quarter and costs were recorded either during the quarter or over the remaining service period for the affected employees. We anticipate that the program will be substantially complete by the end of 2027. Additional pre-tax restructuring costs related to the program are expected to be $1.3 million in the remainder of 2024, $0.6 million in 2025, and $0.1 million in 2026 for an aggregate cost of approximately $7.6 million.

Activity for the nine months ended September 30, 2024 related to the separation program workforce reduction consisted of the following (in thousands):

Exit activity liability at December 31, 2023	$—
Restructuring and integration costs:
Amounts provided for during 2024 (a)	5,602
Stock-based compensation	150
Cash payments	(959)
Foreign currency exchange rate changes	1
Exit activity liability at September 30, 2024	$4,794
(a)Restructuring and integration expenses incurred during the nine months ended September 30, 2024 consist of $2.7 million in our Vehicle Control segment, $0.6 million in our Temperature Control segment, $0.6 million in our Engineered Solutions segment and $1.7 million in our Other segment.
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

Activity for the nine months ended September 30, 2024 related to the cost reduction initiative consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2023	$1,729	$—	$1,729
Restructuring and integration costs:
Amounts provided for during 2024 (a)	(45)	217	172
Cash payments	(1,315)	(217)	(1,532)
Foreign currency exchange rate changes	(22)	—	(22)
Exit activity liability at September 30, 2024	$347	$—	$347
(a)Restructuring and integration expenses incurred during the nine months ended September 30, 2024 consist of $61 thousand in our Vehicle Control segment, $59 thousand in our Temperature Control segment and $52 thousand in our Engineered Solutions segment.
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

Pursuant to these agreements, we sold $285.4 million and $686.3 million of receivables during the three and nine months ended September 30, 2024, respectively, and $260.4 million and $643 million for the comparable periods in 2023. Receivables presented at financial institutions and not yet collected as of September 30, 2024 were approximately $1.8 million and remained in our accounts receivable balance as of that date. All receivables sold were reflected as a reduction of accounts receivable in the consolidated balance sheet at the time of sale. A charge in the amount of $14.9 million and $38.3 million related to the sale of receivables was included in selling, general and administrative expense in our consolidated statements of operations for the three and nine months ended September 30, 2024, respectively, and $14.6 million and $36.1 million for the comparable periods in 2023.
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
Note 6.      Inventories
Inventories, which are stated at the lower of cost (determined by means of the first-in, first-out method) and net realizable value, consist of the following, in thousands:

	September 30, 2024	December 31, 2023
Finished goods	$294,153	$302,557
Work in process	18,406	18,503
Raw materials	190,456	186,015
Subtotal	503,015	507,075
Unreturned customer inventories	17,843	18,240
Total inventories	$520,858	$525,315
Note 7.   Acquired Intangible Assets
Acquired identifiable intangible assets consist of the following, in thousands:

	September 30, 2024	December 31, 2023
Customer relationships	$159,934	$159,641
Patents, developed technology and intellectual property	14,123	14,123
Trademarks and trade names	8,880	8,880
Non-compete agreements	3,308	3,295
Supply agreements	800	800
Leaseholds	160	160
Total acquired intangible assets	187,205	186,899
Less: Accumulated amortization (a)	(102,379)	(95,681)
Net acquired intangible assets	$84,826	$91,218
(a)Applies to all intangible assets, except for trademarks and trade names totaling $2.6 million, which have indefinite useful lives and, as such, are not being amortized.
Total amortization expense for acquired intangible assets was $2.1 million and $6.4 million for the three and nine months ended September 30, 2024, respectively, and $2.1 million and $6.4 million for the comparable periods in 2023. Based on the current estimated useful lives assigned to our intangible assets, amortization expense is estimated to be $2.1 million for the remainder of 2024, $8.5 million in 2025, $8.5 million in 2026, $8.5 million in 2027 and $54.6 million in the aggregate for the years 2028 through 2041.

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
The following tables provide quantitative disclosures related to our operating leases and include all operating leases acquired from the date of acquisition (in thousands, except where otherwise indicated):

Balance Sheet Information	September 30, 2024	December 31, 2023
Assets
Operating lease right-of-use assets	$96,039	$100,065

Liabilities
Sundry payables and accrued expenses	$16,848	$17,139
Noncurrent operating lease liabilities	86,259	88,974
Total operating lease liabilities	$103,107	$106,113

Weighted Average Remaining Lease Term	7.9 Years	8.3 Years
Weighted Average Discount Rate	4.9%	4.8%

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Expense	2024	2023	2024	2023
Lease expense	$4,548	$4,762	$14,220	$11,647
Variable and other lease expense (a)	1,545	1,354	2,953	2,637
Total lease costs	$6,093	$6,116	$17,173	$14,284
(a)Variable and other lease expense relate to non-lease components such as maintenance, property taxes, etc., and operating lease expense for leases with an initial term of 12 months or less which are not material.

	Nine Months Ended September 30,
	2024	2023
Supplemental Cash Flow Information
Cash paid for the amounts included in the measurement of lease liabilities	$13,253	$8,212
Right-of-use assets obtained in exchange for new lease obligations (a)	$6,902	$61,929
(a)Includes $4.7 million of right-of-use assets related to the lease modification and extension for our manufacturing facility in Bialystok, Poland during the nine months ended September 30, 2024 and $27.8 million of right-of-use assets related to the lease modification and extension for our distribution center and office in Lewisville, Texas; $26.1 million of right-of-use assets related to the new distribution center in Shawnee, Kansas; and $4.4 million of right-of-use assets obtained in Gwo Yng step-acquisition during the nine months ended September 30, 2023.

Minimum Lease Payments
At September 30, 2024, we are obligated to make minimum lease payments through 2034, under operating leases, which are as follows:

2024	$4,711
2025	17,058
2026	15,711
2027	14,417
2028	12,647
Thereafter	62,118
Total lease payments	$126,662
Less: Interest	(23,555)
Present value of lease liabilities	$103,107
Note 9.     Credit Facilities and Long-Term Debt
Total debt outstanding is summarized as follows, in thousands:

	September 30, 2024	December 31, 2023
Credit facility – term loan due 2027	$—	$92,500
Credit facility – revolver due 2027	—	63,500
Credit facility – revolver due 2029	140,000	—
Other	2,848	211
Total debt	$142,848	$156,211

Current maturities of debt	$2,685	$5,029
Long-term debt	140,163	151,182
Total debt	$142,848	$156,211
Term Loans and Revolving Credit Facilities
In May 2024 and July 2024, the Company amended it's then-existing Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders ("2022 Credit Agreement"), to transition from the Canadian Dollar Offered Rate (“CDOR”) to the Canadian Overnight Repo Rate Average (“CORRA”) for benchmark borrowings denominated in Canadian dollars and to provide for a new $125 million term loan and the use of funds available under the revolving credit facility to finance the acquisition of Nissens Automotive and related transaction costs. For additional information on our agreement to acquire Nissens Automotive see Note 3, “Business Acquisitions and Investments.”
In September 2024, the Company refinanced its existing 2022 Credit Agreement with a new five-year Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders (“2024 Credit Agreement”). The 2024 Credit Agreement matures on September 16, 2029 and provides for an approximately $750 million credit facility, comprised of a $430 million multi-currency revolving credit facility ("global tranche"); (ii) a $10 million multi-currency revolving credit facility, that will be available to one or more wholly-owned Danish subsidiaries of the Company ("Danish tranche"); (iii) a $200 million delayed draw term loan facility in U.S. dollars; and (iv) a 100 million euros delayed draw term loan facility. The revolving credit facility has a $25 million sublimit for the issuance of letters of credit, and a $30 million sublimit for the borrowing of swingline loans.
Borrowings under the 2024 Credit Agreement were used to repay all outstanding borrowings under the 2022 Credit Agreement and will be used for general corporate purposes of the Company and its subsidiaries, and to finance the Company’s acquisition of Nissens Automotive and related transaction costs. The term loans amortize in quarterly installments of 1.25% in each of the first two years following the funding, 1.875% for the next two years, and 2.50% in each quarter thereafter. The Company may request up to two one-year extensions of the maturity date.
The Company may, subject to customary conditions, increase the global tranche or obtain incremental term loans in an aggregate amount not to exceed (x) the greater of (i) $168 million and (ii) 100% of consolidated EBITDA for the four fiscal quarters ended most recently before such date, plus (y) any voluntary prepayment of term loans, plus (z) any amount that, after giving effect to the increase, the pro forma First Lien Net Leverage Ratio (as defined in the 2024 Credit Agreement) does not exceed 2.75 to 1.00. The Company may also, subject to customary conditions, request to increase the Danish tranche by up to $5 million.
Borrowings bear interest at the applicable interest rate index selected by the Company based on the particular currency borrowed plus a credit spread adjustment depending on the index, and a margin ranging from 1.25% to 2.25% per annum based on the total net leverage ratio of the Company and its restricted subsidiaries. The Company may select interest periods of one, three or six months depending on the index. Interest is payable at the end of the selected interest period, but no less frequently than quarterly.
The Company may prepay the borrowings, in whole or in part, at any time without premium or penalty, subject to certain conditions.
The Company’s obligations under the 2024 Credit Agreement are guaranteed by its material domestic subsidiaries (each, a “Guarantor”), and secured by a first priority perfected security interest in substantially all of the existing and future personal property of the Company and each Guarantor, subject to certain exceptions. The collateral security described above also secures certain banking services obligations and interest rate swaps and currency or other hedging obligations of the Company owing to any of the then existing lenders or any affiliates thereof.
Outstanding borrowings at September 30, 2024 under the credit agreements were $140 million and classified as long-term debt. Outstanding borrowings at December 31, 2023 were $156 million, consisting of current borrowings of $5 million and long-term debt of $151 million. Letters of credit outstanding under the credit agreements were $2.3 million at September 30, 2024 and December 31, 2023.
At September 30, 2024, the weighted average interest rate under the 2024 Credit Agreement was 5%, which consisted of $140 million in borrowings under Term SOFR, adjusted for the impact of the interest rate swap agreement on $100 million of borrowings. At December 31, 2023, the weighted average interest rate under the 2022 Credit Agreement was 5%, which consisted of $156 million in borrowings at 5% under Term SOFR, adjusted for the impact of the interest rate swap agreement on $100 million of borrowings. During the nine months ended September 30, 2024, our average daily alternative base rate loan balance was $0.8 million, compared to a balance of $0.1 million for the nine months ended September 30, 2023 and a balance of $0.1 million for the year ended December 31, 2023.
The 2024 Credit Agreement contains customary covenants limiting, among other things, the incurrence of additional indebtedness, the creation of liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other payments in respect of equity interests, acquisitions, investments, loans and guarantees, subject, in each case, to customary exceptions, thresholds and baskets. The 2024 Credit Agreement also contains customary events of default.

Polish Overdraft Facility
In November 2023, our Polish subsidiary, SMP Poland sp. z.o.o., further amended its overdraft facility with HSBC Continental Europe (Spolka Akcyjna) Oddzial w Polsce. The overdraft facility, as amended, provides for borrowings under the facility in euros and U.S. dollars. Under the amended terms, the overdraft facility provides for borrowings of up to Polish zloty 30 million (approximately $7.5 million) if borrowings are solely in Polish zloty, or up to 85% of the Polish zloty 30 million limit (approximately $6.4 million) if borrowings are in euros and/or U.S. dollars. The overdraft facility had an original maturity date in March 2024, with automatic three-month renewals until June 2027, subject to cancellation by either party, at its sole discretion, at least 30 days prior to the commencement of the three-month renewal period. The facility automatically renewed in September 2024 to a December 2024 maturity date. Borrowings under the amended overdraft facility will bear interest at a rate equal to (1) the one month Warsaw Interbank Offered Rate (“WIBOR”) + 1.0% for borrowings in Polish zloty, (2) the one month Euro Interbank Offered Rate (“EURIBOR”) + 1.0% for borrowings in euros, and (3) the Mid-Point of the Fed Target Range + 1.25% for borrowings in U.S. dollars. Borrowings under the overdraft facility are guaranteed by Standard Motor Products, Inc., the ultimate parent company. There were $1.3 million in borrowings outstanding under the overdraft facility at September 30, 2024 and no borrowings outstanding at December 31, 2023.
Maturities of Debt
As of September 30, 2024, maturities of debt through 2029, assuming no prepayments, are as follows (in thousands):

	Revolving Credit Facility	Polish Overdraft Facility and Other Debt	Total
Remainder of 2024	$—	$2,662	$2,662
2025	—	34	34
2026	—	47	47
2027	—	105	105
2028	—	—	—
2029	140,000	—	140,000
Total	$140,000	$2,848	$142,848
Less: current maturities	—	(2,685)	(2,685)
Long-term debt	$140,000	$163	$140,163
Deferred Financing Costs
Deferred financing costs related to our term loans and revolving credit facilities were $5.1 million and $1.6 million as of September 30, 2024 and December 31, 2023, respectively. In connection with the July 2024 amendment to our 2022 Credit Agreement and the 2024 Credit Agreement, we deferred financing costs of $5.1 million that will be amortized over the term of the borrowings, and expensed $1.3 million of pre-existing unamortized financing costs to interest expense in our consolidated statement of operations. Amortization of deferred financing costs for term loan borrowings under our 2024 Credit Agreement will commence when the terms loans are drawn down. Deferred financing costs as of September 30, 2024, assuming no prepayments, are being amortized in the amounts of $0.1 million for the remainder of 2024, $0.5 million in 2025, $0.5 million in 2026, $0.5 million in 2027, $0.5 million in 2028 and $0.3 million in 2029.

Note 10. Accumulated Other Comprehensive Income Attributable to SMP
Changes in Accumulated Other Comprehensive Income by Component (in thousands)

	Three Months Ended September 30, 2024
	Foreign Currency Translation	Cash Flow Hedge		Postretirement Benefit Plans	Total
Balance at June 30, 2024	$(13,850)	$4,369		$19	$(9,462)
Other comprehensive income (loss) before reclassifications	2,443	(2,055)	(a)	—	388
Amounts reclassified from accumulated other comprehensive income	—	(497)		(3)	(500)
Other comprehensive income (loss), net of tax	2,443	(2,552)		(3)	(112)
Balance at September 30, 2024	$(11,407)	$1,817		$16	$(9,574)

	Nine Months Ended September 30, 2024
	Foreign Currency Translation	Cash Flow Hedge		Postretirement Benefit Plans	Total
Balance at December 31, 2023	$(8,897)	$2,899		$24	$(5,974)
Other comprehensive income (loss) before reclassifications	(2,510)	406	(a)	—	(2,104)
Amounts reclassified from accumulated other comprehensive income	—	(1,488)		(8)	(1,496)
Other comprehensive income (loss), net of tax	(2,510)	(1,082)		(8)	(3,600)
Balance at September 30, 2024	$(11,407)	$1,817		$16	$(9,574)
(a)Consists of the unrecognized loss relating to the change in fair value of the cash flow interest rate hedge of $3.5 million ($2.6 million, net of tax) and $1.5 million ($1.1 million, net of tax) in the three and nine months ended September 30, 2024, respectively, and cash settlement receipts of $0.7 million ($0.5 million, net of tax) and $2.0 million (1.5 million, net of tax) in the three and nine months ended September 30, 2024, respectively.
Reclassifications Out of Accumulated Other Comprehensive Income (in thousands)

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Derivative cash flow hedge gain (a)	$(671)	$(2,010)
Postretirement benefit plans unrecognized gain (b)	(5)	(14)
Total before income tax	(676)	(2,024)
Income tax expense	(176)	(528)
Total reclassifications attributable to SMP	$(500)	$(1,496)
(a)Unrecognized accumulated other comprehensive income (loss) related to the cash flow interest rate hedge is reclassified to earnings and reported as part of interest expense in our consolidated statements of operations when the interest payments on the underlying borrowings are recognized.
(b)Unrecognized accumulated other comprehensive income (loss) related to our postretirement benefit plans is reclassified to earnings and included in the computation of net periodic postretirement benefit costs, which are included in other non-operating income, net in our consolidated statements of operations (see Note 12, “Employee Benefits,” for additional information).

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
Our restricted and performance-based share activity was as follows for the nine months ended September 30, 2024:

	Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2023	880,976	$29.48
Granted	6,775	27.64
Vested	(44,121)	29.75
Forfeited	(32,050)	29.95
Balance at September 30, 2024	811,580	$29.43
We recorded compensation expense related to restricted shares and performance-based shares of $4.1 million ($3.1 million, net of tax) and $4.9 million ($3.7 million, net of tax) for the nine months ended September 30, 2024 and 2023, respectively. The unrecognized compensation expense related to our restricted and performance-based shares was $8.6 million at September 30, 2024, and is expected to be recognized as they vest over a weighted average period of 3.4 years and 0.6 years for employees and directors, respectively.

Note 12.  Employee Benefits
We provide certain medical and dental care benefits to 13 former U.S. union employees. The postretirement medical and dental benefit obligation to the former union employees as of September 30, 2024, and the related net periodic benefit cost for the plan for the three and nine months ended September 30, 2024 and 2023 were not material.
We maintain a defined contribution Supplemental Executive Retirement Plan for key employees. Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees. In March 2024, we made company contributions to the plan of $0.5 million related to calendar year 2023.
We also have an Employee Stock Ownership Plan and Trust for employees who are not covered by a collective bargaining agreement. In connection therewith, we maintain an employee benefits trust to which we contribute shares of treasury stock. We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under the plan. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released. The trustees will vote the shares in accordance with their fiduciary duties. During the nine months ended September 30, 2024, we contributed to the trust an additional 68,700 shares from our treasury and released 68,700 shares from the trust leaving 200 shares remaining in the trust as of September 30, 2024.
Note 13.  Derivative Financial Instruments
We occasionally use derivative financial instruments, including interest rate swaps and forward foreign exchange contracts, to reduce our market risk for changes in interest rates on our variable rate borrowings and to manage foreign exchange rate risk on certain transactions. The interest rate swaps effectively convert a portion of our variable rate borrowings under our existing facilities to a fixed rate based upon determined notional amount. The forward foreign exchange contracts fix expected future cash flows in U.S. dollar terms. We do not enter into derivative financial instruments, for trading or speculative purposes.
In June 2022, we entered into a seven year interest rate swap agreement with a notional amount of $100 million that is to mature in May 2029. The interest rate swap agreement has been designated as a cash flow hedge of interest payments on $100 million of borrowings under our 2024 Credit Agreement. Under the terms of the swap agreement, we will receive monthly variable interest payments based on one month Term SOFR and will pay interest based upon a fixed rate of 2.683% per annum.
The fair value of the interest rate swap agreement as of September 30, 2024 and December 31, 2023 was an asset of $2.5 million and $3.9 million, respectively, which has been deferred and recorded in accumulated other comprehensive income, net of income taxes, in our consolidated balance sheet. When the interest expense on the underlying borrowing is recognized, the deferred gain/loss in accumulated other comprehensive income is recorded in earnings as interest expense in the consolidated statements of operations. We perform quarterly hedge effectiveness assessments, and anticipate that the interest rate swap will be highly effective throughout its term.
During the quarter, we entered into three forward foreign exchange contracts with a combined notional amount of 100 million euros that can be settled at the contract rate at any time in the two months prior to the final maturity date of November 29, 2024. The forward foreign exchange contracts economically hedge 100 million euros of the 360 million euros purchase price for the acquisition of Nissens Automotive. The fair value of the forward foreign exchange contracts as of September 30, 2024 was an unrealized gain of $1 million, which is recorded in prepaid expenses and other current assets in our consolidated balance sheet. The change in fair value of $1 million gain during the quarter was recorded in selling, general and administrative expenses in the consolidated statement of operations.

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
The following is a summary of the estimated fair values, carrying amounts, and classification under the fair value hierarchy of our financial instruments at September 30, 2024 and December 31, 2023 (in thousands):

		September 30, 2024		December 31, 2023
	Fair Value Hierarchy Level	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Cash and cash equivalents (a)	1, 2	$26,348	$26,348	$32,526	$32,526
Deferred compensation	1	26,855	26,855	23,893	23,893
Short term borrowings	2	2,685	2,685	5,029	5,029
Long-term debt	2	140,163	140,163	151,182	151,182
Cash flow hedge interest rate swap	2	2,462	2,462	3,939	3,939
Short-term investments	2	7,050	7,050	—	—
Long-term investments	2	598	598	7,468	7,468
Forward foreign exchange contracts	2	995	995	—	—
(a)As of September 30, 2024 cash and cash equivalents consist solely of cash of $26.3 million, which is classified as Level 1 under the fair value hierarchy. As of December 31, 2023 cash and cash equivalents consist of cash of $29.5 million and cash equivalents of $3 million, which are classified as Level 1 and Level 2, respectively, under the fair value hierarchy.
Cash equivalents consist of certificates of deposit with original maturities of three months, or less. These securities are accounted for as held-to-maturity and recorded at amortized cost, which approximates their fair values. The fair value of the underlying assets held by the deferred compensation plan are based on the quoted market prices of the underlying funds which are held by registered investment companies. The carrying value of our variable rate short-term borrowings and long-term debt under our credit facilities approximates fair value as the variable interest rates in the facilities reflect current market rates. The fair value of our cash flow interest rate swap agreement is obtained from an independent third party, is based upon market quotes, and represents the net amount required to terminate the interest rate swap, taking into consideration market rates and counterparty credit risk. The fair value of our forward foreign exchange contracts is based on observable market transactions of spot and forward rates. Short-term and long-term investments consist of certificates of deposit with original maturities occurring within the next twelve months or in excess of twelve months, respectively. These certificates of deposit are securities accounted for as held-to-maturity and recorded at amortized cost, which approximates their fair values at September 30, 2024.

Note 15.  Earnings Per Share
The following are reconciliations of the net earnings attributable to SMP and the shares used in calculating basic and dilutive net earnings per common share attributable to SMP (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net earnings (loss) attributable to SMP
Continuing operations	$26,581	$24,859	$54,424	$55,915
Discontinued operations	(22,771)	(18,200)	(24,727)	(28,201)
Net earnings attributable to SMP	$3,810	$6,659	$29,697	$27,714

Basic net earnings (loss) per common share attributable to SMP
Continuing operations	$1.22	$1.14	$2.50	$2.58
Discontinued operations	$(1.04)	$(0.83)	$(1.14)	$(1.30)

Diluted net earnings (loss) per common share attributable to SMP
Continuing operations	$1.20	$1.12	$2.45	$2.52
Discontinued operations	$(1.03)	$(0.82)	$(1.11)	$(1.27)

Weighted average common shares outstanding, basic	21,716	21,727	21,802	21,676
Dilutive effect of restricted stock and performance-based stock	438	527	423	522
Weighted average common shares outstanding, diluted	22,154	22,254	22,225	22,198
The shares listed below were not included in the computation of diluted net earnings per common share attributable to SMP because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Restricted and performance-based shares	250	242	274	273

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

The following tables show our net sales and operating income for each reportable operating segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Sales (a)
Vehicle Control	$200,877	$190,937	$575,142	$559,303
Temperature Control	125,985	123,643	322,074	293,123
Engineered Solutions	72,403	71,833	223,281	215,090
Other	—	—	—	—
Consolidated	$399,265	$386,413	$1,120,497	$1,067,516

Operating Income
Vehicle Control	$21,029	$18,071	$51,685	$54,719
Temperature Control	16,074	13,054	31,302	20,938
Engineered Solutions	5,010	7,254	13,054	19,064
Other	(4,974)	(3,573)	(19,297)	(11,991)
Consolidated	$37,139	$34,806	$76,744	$82,730
(a)There are no intersegment sales among our Vehicle Control, Temperature Control and Engineered Solutions operating segments.
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

The following table summarizes consolidated net sales by major product group within each operating segment for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2024	2023	2024	2023
Vehicle Control
Engine Management (Ignition, Emissions and Fuel Delivery)	$121,432	$113,188	$353,046	$342,860
Electrical and Safety	63,237	62,049	172,772	166,720
Wire Sets and Other	16,208	15,700	49,324	49,723
Total Vehicle Control	200,877	190,937	575,142	559,303

Temperature Control
AC System Components	95,698	94,385	245,628	217,913
Other Thermal Components	30,287	29,258	76,446	75,210
Total Temperature Control	125,985	123,643	322,074	293,123

Engineered Solutions
Commercial Vehicle	22,625	18,701	69,016	59,158
Construction/Agriculture	8,082	9,974	27,631	32,804
Light Vehicle	24,287	24,123	70,776	71,123
All Other	17,409	19,035	55,858	52,005
Total Engineered Solutions	72,403	71,833	223,281	215,090

Other	—	—	—	—

Total	$399,265	$386,413	$1,120,497	$1,067,516
Geographic Area
We sell our line of products primarily in the United States, with additional sales in Canada, Mexico, Europe, Asia and Latin America. Sales are attributed to countries based upon the location of the customer. Our sales are substantially denominated in U.S. dollars.
The following tables provide disaggregation of net sales information by geographic area within each operating segment for the three and nine months ended September 30, 2024 and 2023 (in thousands):

Three months ended September 30, 2024	Vehicle Control	Temperature Control	Engineered Solutions	Other	Total
United States	$180,071	$118,469	$40,629	$—	$339,169
Canada	9,413	6,998	8,218	—	24,629
Europe	234	102	11,409	—	11,745
Mexico	9,614	33	2,392	—	12,039
Asia	117	350	9,010	—	9,477
Other foreign	1,428	33	745	—	2,206
Total	$200,877	$125,985	$72,403	$—	$399,265

Three months ended September 30, 2023	Vehicle Control	Temperature Control	Engineered Solutions	Other	Total
United States	$171,188	$116,684	$41,835	$—	$329,707
Canada	9,440	6,501	8,586	—	24,527
Europe	174	—	14,971	—	15,145
Mexico	8,968	29	1,311	—	10,308
Asia	132	367	4,416	—	4,915
Other foreign	1,035	62	714	—	1,811
Total	$190,937	$123,643	$71,833	$—	$386,413

Nine months ended September 30, 2024	Vehicle Control	Temperature Control	Engineered Solutions	Other	Total
United States	$512,791	$300,766	$122,032	$—	$935,589
Canada	27,252	20,215	24,897	—	72,364
Europe	778	153	39,493	—	40,424
Mexico	30,429	42	7,322	—	37,793
Asia	245	645	27,215	—	28,105
Other foreign	3,647	253	2,322	—	6,222
Total	$575,142	$322,074	$223,281	$—	$1,120,497

Nine months ended September 30, 2023	Vehicle Control	Temperature Control	Engineered Solutions	Other	Total
United States	$502,798	$278,354	$130,606	$—	$911,758
Canada	26,604	14,182	19,950	—	60,736
Europe	620	—	44,969	—	45,589
Mexico	25,734	47	5,117	—	30,898
Asia	282	387	12,743	—	13,412
Other foreign	3,265	153	1,705	—	5,123
Total	$559,303	$293,123	$215,090	$—	$1,067,516
Note 18. Commitments and Contingencies
Asbestos
In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying statement of operations. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001, and the amounts paid for settlements, awards of asbestos-related damages, and defense of such claims. At September 30, 2024, approximately 1,302 cases were outstanding for which we may be responsible for any related liabilities. Since inception in September 2001 through September 30, 2024, the amounts paid for settled claims and awards of asbestos-related damages, including interest, were approximately $86.4 million. We do not have insurance coverage for the indemnity and defense costs associated with the claims we face.
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
In accordance with our policy to perform an annual actuarial evaluation in the third quarter of each year, an actuarial study was performed as of August 31, 2024. The results of the August 31, 2024 study included an estimate of our undiscounted liability for settlement payments and awards of asbestos-related damages, excluding legal costs, ranging from $99.6 million to $210.8 million for the period through 2065. The change from the prior year study, which was as of August 31, 2023, was a $15.6 million increase for the low end of the range and a $75.5 million increase for the high end of the range. The increase in the estimated undiscounted liability from the prior year study at both the low end and high end of the range reflects our actual experience, our historical data and certain assumptions with respect to events that may occur in the future.
Based upon the results of the August 31, 2024 actuarial study, in September 2024 we increased our asbestos liability to $99.6 million, the low end of the range, and recorded an incremental pre-tax provision of $29.3 million in loss from discontinued operations in the accompanying consolidated statement of operations. Future legal costs, which are expensed as incurred and reported in loss from discontinued operations in the accompanying consolidated statement of operations, are estimated, according to the August 31, 2024 study, to range from $49.8 million to $115.9 million for the period through 2065. Total operating cash outflows related to discontinued operations, which include settlements, awards of asbestos-related damages and legal costs, net of taxes, were $10.3 million and $8.7 million for the nine months ended September 30, 2024 and 2023, respectively.
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
The following table provides the changes in our product warranties (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance, beginning of period	$27,543	$23,586	$21,134	$19,667
Liabilities accrued for current year sales	39,246	36,844	104,926	92,684
Settlements of warranty claims	(35,060)	(36,905)	(94,331)	(88,826)
Balance, end of period	$31,729	$23,525	$31,729	$23,525

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
Overview of Financial Performance
The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto. This discussion summarizes the significant factors affecting our results of operations and the financial condition of our business during the three months ended September 30, 2024 and 2023.

	Three Months Ended September 30,
(In thousands, except per share data)	2024	2023

Net sales	$399,265	$386,413
Gross profit	121,366	114,760
Gross profit %	30.4%	29.7%
Operating income	37,139	34,806
Operating income %	9.3%	9.0%
Earnings from continuing operations before income taxes	36,123	32,917
Provision for income taxes	9,267	7,995
Earnings from continuing operations	26,856	24,922
Loss from discontinued operations, net of income taxes	(22,771)	(18,200)
Net earnings	4,085	6,722
Net earnings attributable to noncontrolling interest	275	63
Net earnings attributable to SMP	3,810	6,659
Per share data attributable to SMP – Diluted:
Earnings from continuing operations	$1.20	$1.12
Discontinued operations	(1.03)	(0.82)
Net earnings per common share	$0.17	$0.30
Consolidated net sales for the three months ended September 30, 2024 were $399.3 million, an increase of $12.9 million, or 3.3%, compared to net sales of $386.4 million in the same period in 2023. Net sales increased in all our operating segments, when compared to the same period in the prior year.
The increase in net sales in the three months ended September 30, 2024 when compared to the same period in the prior year reflects the impact of multiple factors including:
•stable demand in the automotive aftermarket business across our major product groups,
•warmer year-over-year weather conditions increasing demand for our Temperature Control products, and
•strong customer demand in our Engineered Solutions operating segment with growth coming from business wins as well as successful cross-selling efforts.
Gross margins as a percentage of net sales increased to 30.4% in the third quarter of 2024 compared to 29.7% in the third quarter of 2023. The gross margin percentage in our Temperature Control and Vehicle Control segments increased year-over-year, while the gross margin percentage decreased in our Engineered Solutions segment. While all segments benefited from favorable manufacturing cost absorption due to higher production levels, the gross margin percentage increase in our Vehicle Control segment also reflects the impact of increased pricing and saving initiatives, despite lingering inflationary increases in material and labor costs. The gross margin percentage increase in our Temperature Control segment also results from the impact of higher sales volumes, customer mix and the impact of cost control measures. The Engineered Solutions’ gross margin percentage also continued to be negatively impacted by inflationary cost increases. While we anticipate continued margin pressure resulting from inflationary headwinds, we believe that our annual cost savings initiatives should help to offset this impact to our gross margins.
Operating margin as a percentage of net sales for the three months ended September 30, 2024 increased to 9.3% as compared to 9.0% for the same period in 2023. Included in our operating margin were selling, general and administrative expenses of $81.2 million, or 20.3% of net sales for the three months ended September 30, 2024 compared to $79.8 million, or 20.6% of net sales, for the same period in 2023. The $1.4 million increase in selling, general and administrative expenses in the third quarter of 2024 as compared to the third quarter of 2023 is principally due to (1) increased rent and incremental expenses of approximately $1.1 million as we transition away from our Edwardsville, Kansas distribution center to our new distribution facility in Shawnee, Kansas, (2) higher distribution and freight costs of $0.5 million related to higher sales, and (3) higher interest related costs of $0.3 million incurred in our supply chain financing arrangements, (4) partially offset by $1.0 million of derivative gains from forward foreign exchange contracts executed during the third quarter to economically hedge the purchase price on the pending Nissens Automotive acquisition.
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
Separation Program
During the second quarter of 2024, as part of our commitment to optimize our cost structure and provide professional development opportunities to our employees, we offered a voluntary retirement incentive package of severance and other benefit enhancements to eligible employees in the United States and Canada. The offer period ended on June 14, 2024. During the third quarter of 2024, we expanded the program to include involuntary separations. We recorded expenses of $5.6 million in the third quarter of 2024, with additional expenses to be recorded of approximately $1.3 million in the remainder of 2024, $0.6 million in 2025, and $0.1 million in 2026 for an aggregate cost of approximately $7.6 million. It is anticipated that the overall separation program will reduce operating expenses for the remainder of 2024. Expenses incurred pursuant to the program are recorded in restructuring and integration expenses in our statement of operations.
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

Interim Results of Operations
Comparison of the Three Months Ended September 30, 2024 to the Three Months Ended September 30, 2023
Sales. Consolidated net sales for the three months ended September 30, 2024 were $399.3 million, an increase of $12.9 million, or 3.3%, compared to $386.4 million in the same period of 2023, with the majority of our net sales to customers located in the United States. Net sales increased in all our operating segments, when compared to the comparable period in the prior year.
The following table summarizes consolidated net sales by segment and by major product group within each segment for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,

	2024	2023
Vehicle Control
Engine Management (Ignition, Emissions and Fuel Delivery)	$121,432	$113,188
Electrical and Safety	63,237	62,049
Wire Sets and Other	16,208	15,700
Total Vehicle Control	200,877	190,937

Temperature Control
AC System Components	95,698	94,385
Other Thermal Components	30,287	29,258
Total Temperature Control	125,985	123,643

Engineered Solutions
Commercial Vehicle	22,625	18,701
Construction/Agriculture	8,082	9,974
Light Vehicle	24,287	24,123
All Other	17,409	19,035
Total Engineered Solutions	72,403	71,833

Other	—	—

Total	$399,265	$386,413
Vehicle Control’s net sales for the three months ended September 30, 2024 increased $9.9 million, or 5.2%, to $200.9 million compared to $190.9 million in the same period of 2023. Demand in the Vehicle Control aftermarket segment remains relatively stable across our major product groups.
Temperature Control’s net sales for the three months ended September 30, 2024 increased $2.3 million, or 1.9%, to $126 million compared to $123.6 million in the same period of 2023. Temperature Control’s net sales for the third quarter of 2024 reflects continued strong customer orders due to warmer seasonal weather compared to the same period in 2023. Overall, full year results at Temperature Control will be dependent upon ongoing weather conditions and customer inventory levels.
Engineered Solutions’ net sales for the three months ended September 30, 2024 increased $0.6 million, or 0.8%, to $72.4 million compared to $71.8 million in the same period of 2023. Overall, net sales in our Engineered Solutions operating segment showed year-over-year improvement driven by business wins as well as successful cross-selling efforts.

Gross Margins. Gross margins, as a percentage of consolidated net sales, increased to 30.4% in the third quarter of 2024, compared to 29.7% in the third quarter of 2023. The following table summarizes gross margins by segment for the three months ended September 30, 2024 and 2023, respectively (in thousands):

Three Months Ended September 30,	Vehicle Control	Temperature Control	Engineered Solutions	Other	Total
2024
Net sales	$200,877	$125,985	$72,403	$—	$399,265
Gross margins	65,652	42,323	13,391	—	121,366
Gross margin percentage	32.7%	33.6%	18.5%	—	30.4%

2023
Net sales	$190,937	$123,643	$71,833	$—	$386,413
Gross margins	60,865	37,785	16,110	—	114,760
Gross margin percentage	31.9%	30.6%	22.4%	—	29.7%
Compared to the third quarter of 2023, gross margin percentage at Vehicle Control and Temperature Control increased 0.8 percentage points from 31.9% to 32.7%, and 3.0 percentage points from 30.6% to 33.6%, respectively. Gross margin percentage at Engineered Solutions decreased 3.9 percentage points from 22.4% to 18.5%.
While all segments benefited from favorable manufacturing cost absorption due to higher production levels, the gross margin percentage increase in our Vehicle Control operating segment also reflects the impact of increased pricing and saving initiatives, despite lingering inflationary increases in material and labor costs. The gross margin percentage increase in our Temperature Control operating segment also results from the impact of higher sales volumes, customer mix and the impact of cost control measures. Gross margins as a percentage of net sales in our Engineered Solutions operating segment decreased in the third quarter of 2024 when compared to the comparable period in 2023 driven primarily by inflationary cost increases. While we anticipate continued margin pressure resulting from inflationary headwinds, we believe that our annual cost savings initiatives should help to offset much of this impact to our gross margins.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $81.2 million, or 20.3% of consolidated net sales, in the third quarter of 2024, as compared to $79.8 million, or 20.6% of consolidated net sales, in the third quarter of 2023. The $1.4 million increase in selling, general and administrative expenses in the third quarter of 2024 as compared to the third quarter of 2023 is principally due to (1) increased rent and incremental expenses of approximately $1.1 million as we transition away from our Edwardsville, Kansas distribution center to our new distribution facility in Shawnee, Kansas, (2) higher distribution and freight costs of $0.5 million related to higher sales, and (3) higher interest related costs of $0.3 million incurred in our supply chain financing arrangements, (4) partially offset by $1.0 million of derivative gains from forward foreign exchange contracts executed during the third quarter to economically hedge the purchase price on the pending Nissens Automotive acquisition.

Restructuring and Integration Expenses. Restructuring and integration expenses were $3.0 million for the three months ended September 30, 2024 compared to $0.2 million in the same period of 2023. Restructuring and integration expenses incurred in the third quarter of 2024 relate primarily to the Separation Program announced in the second quarter of 2024 and expanded to encompass involuntary separations in the third quarter of 2024 as part of our commitment to optimizing our cost structure and providing professional development opportunities to our employees. Expenses in the third quarter of 2024 of approximately $3.0 million related to the program consists of severance and other benefit enhancements.
Restructuring and integration expenses of $0.2 million in the third quarter of 2023 relate to the Cost Reduction Initiative announced in the fourth quarter of 2023. We anticipate that the Cost Reduction Initiative will be substantially completed by the end of 2024.
Operating Income. Operating income was $37.1 million, or 9.3% of consolidated net sales, in the third quarter of 2024, compared to $34.8 million, or 9% of consolidated net sales, in the third quarter of 2023. The year-over-year increase in operating income of $2.3 million is primarily the result of higher net sales and gross margin percentage, offset, in part, by higher restructuring and integration expenses, and selling, general and administrative expenses.
Other Non-Operating Income, Net. Other non-operating income, net was $2.1 million in the third quarter of 2024, compared to $1.7 million in the third quarter of 2023. The year-over-year increase in other non-operating income, net primarily results from the favorable impact of changes in foreign currency exchange rates.
Interest Expense. Interest expense decreased to $3.1 million in the third quarter of 2024, compared to $3.6 million in the third quarter of 2023. The year-over-year decrease in interest expense reflects the impact of lower average outstanding borrowings in the third quarter of 2024 when compared to the third quarter of 2023, partially offset by the write off of $1.3 million of unamortized financing costs related to the refinancing of our 2022 Credit Agreement.
Income Tax Provision. The income tax provision in the third quarter of 2024 was $9.3 million at an effective tax rate of 25.7% compared to $8 million at an effective tax rate of 24.3% for the same period in 2023. The increase in the effective tax rate is primarily due to higher earnings and taxes in foreign jurisdictions and taxes withheld on cash repatriated from foreign jurisdictions.
Loss from Discontinued Operations. Loss from discontinued operations, net of income taxes, during the third quarter of 2024 and 2023 of $22.8 million and $18.2 million, respectively, reflects information contained in the actuarial studies performed as of August 31, 2024 and 2023, other information available and considered by us, and legal expenses associated with our asbestos related liability. The loss from discontinued operations for the third quarter of 2024 and 2023 primarily consists of a $29.3 million and $23.8 million pre-tax provision, respectively, to increase our indemnity liability in line with the August 31, 2024 and 2023 actuarial studies; As discussed more fully in Note 18, “Commitments and Contingencies” in the notes to our consolidated financial statements (unaudited), we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.
Net Earnings Attributable to Noncontrolling Interest. Net earnings attributable to noncontrolling interest relates to the minority shareholders’ interest in our 70% owned joint venture in Hong Kong, with operations in Shanghai and Wuxi, China (“Trombetta Asia, Ltd.”) and, in our 80% ownership in Gwo Yng, commencing in July 2023 upon the completion of our step acquisition. Net earnings attributable to the noncontrolling interest were $0.3 million and $0.1 million during the three months ended September 30, 2024 and 2023, respectively.

Comparison of the Nine Months Ended September 30, 2024 to the Nine Months Ended September 30, 2023
Sales. Consolidated net sales for the nine months ended September 30, 2024 were $1,120.5 million, an increase of $53.0 million, or 4.7%, compared to $1,067.5 million in the same period of 2023, with the majority of our net sales to customers in the United States. Net sales increased in all our operating segments when compared to the comparable period in the prior year.
The following table summarizes consolidated net sales by segment and by major product group within each segment for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Vehicle Control
Engine Management (Ignition, Emissions and Fuel Delivery)	$353,046	$342,860
Electrical and Safety	172,772	166,720
Wire Sets and Other	49,324	49,723
Total Vehicle Control	575,142	559,303

Temperature Control
AC System Components	245,628	217,913
Other Thermal Components	76,446	75,210
Total Temperature Control	322,074	293,123

Engineered Solutions
Commercial Vehicle	69,016	59,158
Construction/Agriculture	27,631	32,804
Light Vehicle	70,776	71,123
All Other	55,858	52,005
Total Engineered Solutions	223,281	215,090

Other	—	—

Total	$1,120,497	$1,067,516
Vehicle Control’s net sales for the nine months ended September 30, 2024 increased $15.8 million, or 2.8%, to $575.1 million compared to $559.3 million in the same period of 2023. Demand in the Vehicle Control aftermarket segment remains relatively stable across our major product groups.
Temperature Control’s net sales for the nine months ended September 30, 2024 increased $29.0 million, or 9.9%, to $322.1 million compared to $293.1 million in the same period of 2023. Temperature Control’s net sales for the first nine months of 2024 reflect the impact of warmer seasonal weather conditions driving customer orders in 2024 as compared to the first nine months of 2023. Overall, full year results at Temperature Control will be dependent upon ongoing weather conditions and customer inventory levels.
Engineered Solutions’ net sales for the nine months ended September 30, 2024 increased $8.2 million, or 3.8%, to $223.3 million compared to $215.1 million in the same period of 2023. Overall, net sales in our Engineered Solutions operating segment showed a year-over-year improvement driven by business wins as well as successful cross-selling efforts.

Gross Margins. Gross margins, as a percentage of consolidated net sales, of 28.8% in the first nine months of 2024 remained flat compared to the same period in 2023. The following table summarizes gross margins by segment for the nine months ended September 30, 2024 and 2023, respectively (in thousands):

Nine Months Ended September 30,	Vehicle Control	Temperature Control	Engineered Solutions	Other	Total
2024
Net sales	$575,142	$322,074	$223,281	$—	$1,120,497
Gross margins	184,520	98,621	39,194	—	322,335
Gross margin percentage	32.1%	30.6%	17.6%	—	28.8%

2023
Net sales	$559,303	$293,123	$215,090	$—	$1,067,516
Gross margins	179,446	83,452	44,398	—	307,296
Gross margin percentage	32.1%	28.5%	20.6%	—	28.8%
Compared to the first nine months of 2023, gross margin percentage at Vehicle Control remained flat at 32.1%, gross margin percentage at Temperature Control increased 2.1 percentage points from 28.5% to 30.6%, and gross margin percentage at Engineered Solutions decreased 3 percentage points from 20.6% to 17.6%.
While all segments benefited from favorable manufacturing cost absorption due to higher production levels, the gross margin percentage in our Vehicle Control operating segment also reflects the impact of the lingering inflationary increases in material and labor costs, which offset the positive impact of pricing and saving initiatives. The gross margin percentage increase in our Temperature Control operating segment also reflects the impact of higher sales volumes, customer mix and the impact of cost control measures. Gross margins as a percentage of net sales in our Engineered Solutions operating segment decreased in the third quarter of 2024 when compared to the comparable period in 2023 driven primarily by unfavorable customer sales mix and inflationary cost increases. While we anticipate continued margin pressure resulting from inflationary headwinds, we believe that our annual cost savings initiatives should help to offset much of this impact to our gross margin.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $239.8 million, or 21.4% of consolidated net sales, in the first nine months of 2024, as compared to $223.3 million, or 20.9% of consolidated net sales in the first nine months of 2023. The $16.6 million increase in selling, general and administrative expenses as compared to the first nine months of 2023 is principally due to (1) higher distribution and freight costs of $5.9 million related to higher sales, (2) increased rent and incremental expenses of approximately $3.5 million as we transition away from our Edwardsville, Kansas distribution center to our new distribution facility in Shawnee, Kansas, (3) $3.9 million higher general and administrative largely driven by higher accrued employee bonuses, (4) $2.4 million of due diligence, legal and other professional fees related to our planned acquisition of Nissens Automotive, and (5) higher interest related costs of $2.2 million incurred in our supply chain financing arrangements, (6) partially offset by $1.0 million of derivative gains from forward foreign exchange contracts executed during the third quarter to economically hedge the purchase price on the pending Nissens Automotive acquisition.
Restructuring and Integration Expenses. Restructuring and integration expenses were $5.8 million in the nine months ended September 30, 2024 compared to $1.4 million in the comparable period of 2023. Restructuring and integration expenses incurred in the first nine months of 2024 relate primarily to the Separation Program announced in the second quarter of 2024 and expanded to encompass involuntary separations in the third quarter of 2024 as part of our commitment to optimizing our cost structure and provide professional development opportunities to our employees. Expenses in the first nine months of 2024 of approximately $5.6 million related to the program consists of severance and other benefit enhancements.

Restructuring and integration expenses of $1.4 million in the nine months ended September 30, 2023 relate to the Cost Reduction Initiative announced in the fourth quarter of 2023. We anticipate that the Cost Reduction Initiative will be substantially completed by the end of 2024.
Operating Income. Operating income was $76.7 million, or 6.8% of consolidated net sales, in the nine months ended September 30, 2024, compared to $82.7 million, or 7.7% of consolidated net sales, in the nine months ended September 30, 2023. The year-over-year decrease in operating income of $6.0 million is primarily the result of higher selling, general and administrative expenses, and higher restructuring and integration expenses, offset, in part, by the impact of higher net sales.
Other Non-Operating Income, Net. Other non-operating income, net was $5.1 million in the nine months of 2024, compared to $2.8 million for the same period in 2023. The year-over-year increase in other non-operating income, net results from the increase in year-over-year equity income from our joint ventures and the favorable impact of changes in foreign currency exchange rates. Equity income from our joint ventures increased irrespective of the year-over-year decline in the equity income of Gwo Yng, reflecting the impact of our acquisition of an additional 15% equity interest in Gwo Yng in July 2023. Commencing on the date of our equity interest increase, the financial results of Gwo Yng were no longer accounted for under the equity method of accounting. Instead, Gwo Yng’s financial results are reported on a consolidated basis. As such, other non-operating income, net includes equity income of Gwo Yng of $0.7 million in the first nine months of 2023.
Interest Expense. Interest expense decreased to $8.0 million in the nine months of 2024, compared to $10.8 million for the same period in 2023. The year-over-year decrease in interest expense reflects the impact of lower average outstanding borrowings during the nine months ended September 30, 2024 when compared to the comparable period of 2023, partially offset by the write off of $1.3 million of unamortized financing costs related to the refinancing of our 2022 Credit Agreement.
Income Tax Provision. The income tax provision for the nine months ended September 30, 2024 was $18.7 million at an effective tax rate of 25.3%, compared to $18.7 million at an effective tax rate of 25% for the same period in 2023. The effective tax rate was essentially flat year-over-year.
Loss from Discontinued Operations. Loss from discontinued operations, net of income taxes, during the nine months ended September 30, 2024 and 2023 of $24.7 million and $28.2 million, respectively, reflects information contained in the actuarial studies performed as of August 31, 2024 and 2023, other information available and considered by us, and legal expenses associated with our asbestos related liability. The loss from discontinued operations for the nine months ended September 30, 2024 and 2023 primarily consists of a $29.3 million and $23.8 million pre-tax provision, respectively, to increase our indemnity liability in line with the August 31, 2024 and 2023 actuarial studies; As discussed more fully in Note 18, “Commitments and Contingencies” in the notes to our consolidated financial statements (unaudited), we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.
Net Earnings Attributable to Noncontrolling Interest. Net earnings attributable to noncontrolling interest relates to the minority shareholders’ interest in our 70% owned joint venture in Hong Kong, with operations in Shanghai and Wuxi, China (“Trombetta Asia, Ltd.”) and, in our 80% ownership in Gwo Yng, commencing in July 2023 upon the completion of our step acquisition. Net earnings attributable to the noncontrolling interest were $0.8 million and $0.2 million during the nine months ended September 30, 2024 and 2023, respectively.

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

	September 30,		December 31,
(In thousands)	2024	2023	2023

Operating cash flows	$78,200	$132,893	$144,260
Total debt	$142,848	$147,596	$156,211
Cash	26,348	28,485	32,526
Net debt	$116,500	$119,111	$123,685
Remaining borrowing capacity (a)	$287,680	$343,981	$334,180
Total liquidity	314,028	372,466	366,706
(a) $311.6 million of delayed draw term loan facilities will become available to fund the acquisition of Nissens Automotive at closing
Operating Activities. During the first nine months of 2024, cash provided by operating activities was $78.2 million compared to $132.9 million in the same period of 2023.
The decrease in cash provided by operating activities resulted primarily from the lower year-over-year decrease in inventory of $2.9 million compared to $54.3 million in the same period of 2023, the larger increase in accounts receivable of $59.0 million compared to $38.9 million in the same period of 2023 due to higher net sales, and the lower year-over-year increase in accounts payable of $4.5 million compared to $15.9 million in the same period of 2023, partially offset by a larger increase in sundry receivables and accrued expenses of $45.5 million compared to $12.3 million in the same period of 2023.
During the year ended December 31, 2023, we generated significant operating cash flow by reducing our inventory to more normalized levels while actively managing our accounts receivable and accounts payable. We continue to actively manage our working capital to maximize our operating cash flow.
Investing Activities. Cash used in investing activities was $34.1 million in the first nine months of 2024, compared to $15.1 million in the same period of 2023. Investing activities during the first nine months of 2024 and 2023 primarily consisted of capital expenditures of $34.1 million and $18.0 million, respectively. The year-over-year increase in capital expenditures primarily relates to the implementation of upgraded automation equipment, racking and other equipment, as we invest in the start-up of our new distribution facility in Shawnee, Kansas.
Financing Activities. Cash used in financing activities was $47.7 million in the first nine months of 2024 as compared to $111 million in the same period of 2023. During the first nine months of 2024, we (1) decreased our borrowings by $13.4 million, (2) paid dividends to SMP shareholders of $19.0 million, (3) made cash payments for the repurchase of shares of our common stock of $10.4 million, and (4) paid expenses related to the refinancing of our credit agreement of $4.2 million. Cash provided by our operating activities in the nine months ended September 30, 2024 was used to reduce our borrowings and fund our investing activities, pay dividends, and repurchase shares of our common stock.

During the first nine months of 2023, we (1) reduced our borrowings under our 2022 Credit Agreement by $92.1 million; and (2) paid dividends to SMP shareholders of $18.8 million. Cash provided by our operating activities in the nine months ended September 30, 2023 was used to reduce our borrowings under our 2022 Credit Agreement, fund our investing activities and pay dividends.
Quarterly dividends to SMP shareholders were paid at a rate of $0.87 in 2024 and $0.87 in 2023.
Liquidity.
Our primary sources of funds are ongoing net cash flows from operating activities and availability under our 2024 Credit Agreement (as detailed below).
In May 2024 and July 2024, the Company amended it's then-existing Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders ("2022 Credit Agreement"), to transition from the Canadian Dollar Offered Rate (“CDOR”) to the Canadian Overnight Repo Rate Average (“CORRA”) for benchmark borrowings denominated in Canadian dollars and to provide for a new $125 million term loan and the use of funds available under the revolving credit facility to finance the acquisition of Nissens Automotive and related transaction costs. For additional information on our agreement to acquire Nissens Automotive see Note 3, “Business Acquisitions and Investments.”
In September 2024, the Company refinanced its existing 2022 Credit Agreement with a new five-year Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders (“2024 Credit Agreement”). The 2024 Credit Agreement matures on September 16, 2029 and provides for an approximately $750 million credit facility, comprised of a $430 million multi-currency revolving credit facility ("global tranche"); (ii) a $10 million multi-currency revolving credit facility, that will be available to one or more wholly-owned Danish subsidiaries of the Company ("Danish tranche"); (iii) a $200 million delayed draw term loan facility in U.S. dollars; and (iv) a 100 million euros delayed draw term loan facility. The revolving credit facility has a $25 million sublimit for the issuance of letters of credit, and a $30 million sublimit for the borrowing of swingline loans.
Borrowings under the 2024 Credit Agreement were used to repay all outstanding borrowings under the 2022 Credit Agreement and will be used for general corporate purposes of the Company and its subsidiaries, and to finance the Company’s acquisition of Nissens Automotive and related transaction costs. The term loans amortize in quarterly installments of 1.25% in each of the first two years following the funding, 1.875% for the next two years, and 2.50% in each quarter thereafter. The Company may request up to two one-year extensions of the maturity date.
The Company may, subject to customary conditions, increase the global tranche or obtain incremental term loans in an aggregate amount not to exceed (x) the greater of (i) $168 million and (ii) 100% of consolidated EBITDA for the four fiscal quarters ended most recently before such date, plus (y) any voluntary prepayment of term loans, plus (z) any amount that, after giving effect to the increase, the pro forma First Lien Net Leverage Ratio (as defined in the 2024 Credit Agreement) does not exceed 2.75 to 1.00. The Company may also, subject to customary conditions, request to increase the Danish tranche by up to $5 million.
Borrowings bear interest at the applicable interest rate index selected by the Company based on the particular currency borrowed plus a credit spread adjustment depending on the index, and a margin ranging from 1.25% to 2.25% per annum based on the total net leverage ratio of the Company and its restricted subsidiaries. The Company may select interest periods of one, three or six months depending on the index. Interest is payable at the end of the selected interest period, but no less frequently than quarterly.
The Company may prepay the borrowings, in whole or in part, at any time without premium or penalty, subject to certain conditions.

The Company’s obligations under the 2024 Credit Agreement are guaranteed by its material domestic subsidiaries (each, a “Guarantor”), and secured by a first priority perfected security interest in substantially all of the existing and future personal property of the Company and each Guarantor, subject to certain exceptions. The collateral security described above also secures certain banking services obligations and interest rate swaps and currency or other hedging obligations of the Company owing to any of the then existing lenders or any affiliates thereof.
Outstanding borrowings at September 30, 2024 under the credit agreements were $140 million of long-term debt and at December 31, 2023 were $156 million, consisting of current borrowings of $5 million and long-term debt of $151 million. Letters of credit outstanding under the credit agreements were $2.3 million at September 30, 2024 and December 31, 2023.
At September 30, 2024, the weighted average interest rate under the 2024 Credit Agreement was 5.0%, which consisted of $140 million in borrowings under Term SOFR, adjusted for the impact of the interest rate swap agreement on $100 million of borrowings. At December 31, 2023, the weighted average interest rate under the 2022 Credit Agreement was 5%, which consisted of $156 million in borrowings at 5% under Term SOFR, adjusted for the impact of the interest rate swap agreement on $100 million of borrowings. During the nine months ended September 30, 2024, our average daily alternative base rate loan balance was $1 million, compared to a balance of $0.1 million for the nine months ended September 30, 2023 and a balance of $0.1 million for the year ended December 31, 2023.
The 2024 Credit Agreement contains customary covenants limiting, among other things, the incurrence of additional indebtedness, the creation of liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other payments in respect of equity interests, acquisitions, investments, loans and guarantees, subject, in each case, to customary exceptions, thresholds and baskets. The 2024 Credit Agreement also contains customary events of default.
In November 2023, our Polish subsidiary, SMP Poland sp. z.o.o., further amended its overdraft facility with HSBC Continental Europe (Spolka Akcyjna) Oddzial w Polsce. The overdraft facility, as amended, provides for borrowings under the facility in euros and U.S. dollars. Under the amended terms, the overdraft facility provides for borrowings of up to Polish zloty 30 million (approximately $7.5 million) if borrowings are solely in Polish zloty, or up to 85% of the Polish zloty 30 million limit (approximately $6.4 million) if borrowings are in euros and/or U.S. dollars. The overdraft facility had an original maturity date in March 2024, with automatic three-month renewals until June 2027, subject to cancellation by either party, at its sole discretion, at least 30 days prior to the commencement of the three-month renewal period. The facility automatically renewed in September 2024 to a December 2024 maturity date. Borrowings under the amended overdraft facility will bear interest at a rate equal to (1) the one month Warsaw Interbank Offered Rate (“WIBOR”) + 1.0% for borrowings in Polish zloty, (2) the one month Euro Interbank Offered Rate (“EURIBOR”) + 1.0% for borrowings in euros, and (3) the Mid-Point of the Fed Target Range + 1.25% for borrowings in U.S. dollars. Borrowings under the overdraft facility are guaranteed by Standard Motor Products, Inc., the ultimate parent company. There were $1.3 million in borrowings outstanding under the overdraft facility at September 30, 2024 no borrowings outstanding at December 31, 2023.
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

Pursuant to these agreements, we sold $285.4 million and $686.3 million of receivables during the three and nine months ended September 30, 2024, respectively, and $260.4 million and $643 million for the comparable periods in 2023. Receivables presented at financial institutions and not yet collected as of September 30, 2024 were approximately $1.8 million and remained in our accounts receivable balance as of that date. All receivables sold were reflected as a reduction of accounts receivable in the consolidated balance sheet at the time of sale. A charge in the amount of $14.9 million and $38.3 million related to the sale of receivables was included in selling, general and administrative expense in our consolidated statements of operations for the three and nine months ended September 30, 2024, respectively, and $14.6 million and $36.1 million for the comparable periods in 2023.
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
In July 2022, our Board of Directors authorized the purchase of up to $30 million of our common stock under a stock repurchase program. Stock will be purchased from time to time in the open market, or through private transactions, as market conditions warrant. Under this program, there were no repurchases of common stock during the three months ended September 30, 2024. In the nine months ended September 30, 2024, we repurchased 321,229 shares of our common stock at a total cost of $10.4 million. As of September 30, 2024, there was approximately $19.6 million available for future stock purchases under the program. From the end of the third quarter through October 28, 2024, there have been no additional repurchases of our common stock under the program.
Material Cash Commitments
Material cash commitments as of September 30, 2024 consist of required cash payments to service our outstanding borrowings of $140 million under our Credit Agreement with JPMorgan Chase Bank, N.A., as agent, the future minimum cash requirements of $126.7 million through 2034 under operating leases, and expected future cash payments relating to our restructuring activities of $7.1 million with approximately $3.3 million paid in the remainder of 2024, approximately $3.2 million in 2025 and approximately $0.6 million thereafter. All of our other known cash commitments as of September 30, 2024 are not material. For additional information related to our material cash commitments, see Note 4, “Restructuring and Integration Expenses”, Note 8, “Leases,” and Note 9, “Credit Facilities and Long-Term Debt,” in the notes to our consolidated financial statements (unaudited).
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
Exchange Rate Risk
We have exchange rate exposure primarily with respect to the Canadian dollar, the euro, the British pound, the Polish zloty, the Hungarian forint, the Mexican peso, the Taiwan dollar, the Chinese yuan renminbi and the Hong Kong dollar. As of September 30, 2024 and December 31, 2023, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore, the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the incremental effect of such a change on our foreign currency denominated revenues. To reduce our potential exposure to exchange rate risk due to our planned acquisition of Nissens Automotive in euros, we executed $100 million of forward foreign exchange contracts that mature in November 2024.
Interest Rate Risk
We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To reduce our market risk to changes in interest rates on our variable rate borrowings, and to manage a portion of our exposure to changes in interest rates, we occasionally enter into interest rate swap agreements.
In June 2022, we entered into a seven year interest rate swap agreement with a notional amount of $100 million that is to mature in May 2029. The interest rate swap agreement has been designated as a cash flow hedge of interest payments on $100 million of borrowings under our 2024 Credit Agreement. Under the terms of the swap agreement, we will receive monthly variable interest payments based on one month Term SOFR and will pay interest based upon a fixed rate of 2.683% per annum.
As of September 30, 2024, we had approximately $140 million of outstanding borrowings under our 2024 Credit Agreement, of which approximately $40 million bears interest at variable rates of interest and $100 million bears interest at fixed rates, after consideration of the interest rate swap agreement entered into in June 2022. Additionally, we invest our excess cash in highly liquid short-term investments. Based upon our current level of borrowings under our facilities and our excess cash, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate may have an approximate $0.1 million annualized negative impact on our earnings or cash flows.
In addition, we are party to several supply chain financing arrangements, in which we may sell certain of our customers’ trade accounts receivable to such customers’ financial institutions. We sell our undivided interests in certain of these receivables at our discretion when we determine that the cost of these arrangements is less than the cost of servicing our receivables with existing debt. During the three and nine months ended September 30, 2024, we sold $285.4 million and $686.3 million of receivables, respectively. Depending upon the level of sales of receivables pursuant these agreements, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the margin rate may have an approximate $2.9 million and $6.9 million negative impact on our earnings or cash flows during the three and nine months ended September 30, 2024, respectively. The charge related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations.
Other than the aforementioned, there have been no significant changes to the information presented in Item 7A (Market Risk) of our Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 4.      CONTROLS AND PROCEDURES
(a)Evaluation of Disclosure Controls and Procedures.
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
(b)Changes in Internal Control Over Financial Reporting.
During the quarter ended September 30, 2024, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We review, document and test our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control – Integrated Framework. We may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts may lead to various changes in our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
The information required by this Item is incorporated herein by reference to the information set forth in Item 1, “Consolidated Financial Statements” of this Report under the caption “Asbestos” appearing in Note 18, “Commitments and Contingencies,” of the notes to our consolidated financial statements (unaudited).
ITEM 6.         EXHIBITS

Exhibit Number
10.1	Credit Agreement, dated as of September 16, 2024, among Standard Motor Products, Inc., the Foreign Subsidiary Borrowers party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Joint Book Runner and Joint Lead Arranger, Bank of America, N.A., as Syndication Agent, Citizens Bank, N.A., as Documentation Agent and Joint Lead Arranger, BofA Securities, Inc., as Joint Book Runner and Joint Lead Arranger, and the Lenders party thereto.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
**In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to the Original Filing shall be deemed to be “furnished” and not “filed.”

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD MOTOR PRODUCTS, INC.
(Registrant)

Date: October 30, 2024	/s/ Nathan R. Iles
Nathan R. Iles
Chief Financial Officer
(Principal Financial and Accounting Officer)