Form 10-K
period 2024-12-31
STANDARD MOTOR PRODUCTS, INC.
filed 2025-02-28
CIK 93389

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting common stock based on the closing price on the New York Stock Exchange on June 30, 2024 (the last business day of registrant’s most recently completed second fiscal quarter) of $27.73 per share held by non-affiliates of the registrant was $544,138,691. For purposes of the foregoing calculation only, all directors and officers have been deemed to be affiliates, but the registrant disclaims that any of such are affiliates.
As of February 25, 2025, there were 21,861,880 outstanding shares of the registrant’s common stock, par value $2.00 per share.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report is incorporated herein by reference from the registrant’s definitive proxy statement relating to its annual meeting of stockholders to be held on May 16, 2024.

STANDARD MOTOR PRODUCTS, INC.

Index
PART I
In this Annual Report on Form 10-K, “Standard Motor Products,” “we,” “us,” “our,” “SMP,” and the “Company” refer to Standard Motor Products, Inc. and its subsidiaries, unless the context requires otherwise. This Report, including the documents incorporated herein by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this Report are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects,” “strategies” and similar expressions. These statements represent our expectations based on current information and assumptions and are inherently subject to risks and uncertainties. Our actual results could differ materially from those which are anticipated or projected as a result of certain risks and uncertainties, including, but not limited to, changes or loss in business relationships with our major customers and in the timing, size and continuation of our customers’ programs; changes in our supply chain financing arrangements, such as changes in terms, termination of contracts and/or the impact of rising interest rates; the ability of our customers to achieve their projected sales; competitive product and pricing pressures; increases in production or material costs, including procurement costs resulting from higher tariffs, and inflationary cost increases in raw materials, labor and transportation, that cannot be recouped in product pricing; the performance of the automotive aftermarket and/or other end-markets that we supply; changes in the product mix and distribution channel mix; economic and market conditions; successful integration of acquired businesses; our ability to achieve benefits from our cost savings initiatives; product liability matters (including, without limitation, those related to asbestos-related contingent liabilities); the effects of disruptions in the supply chain caused by geopolitical risks; uncertainties in U.S. trade policy, particularly as it relates to Mexico, Canada and China; as well as other risks and uncertainties, such as those described under Risk Factors, Quantitative and Qualitative Disclosures About Market Risk and those detailed herein and from time to time in the filings of the Company with the SEC. Forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. In addition, historical information should not be considered as an indicator of future performance.
ITEM 1.            BUSINESS
Overview
We are a leading manufacturer and distributor of premium replacement parts in the automotive aftermarket and a custom-engineered solutions provider to vehicle and equipment manufacturers in diverse non-aftermarket end markets. Our business is organized into four operating segments: Vehicle Control, Temperature Control, Nissens Automotive and Engineered Solutions. Nissens Automotive is a new operating segment created in the fourth quarter of 2024 following the completion of our previously-disclosed acquisition of AX V Nissens III ApS (now known as SMP Nissens III ApS) and its direct and indirect subsidiaries (“Nissens Automotive”) in November 2024. Our Vehicle Control, Temperature Control and Nissens Automotive operating segments supply the automotive aftermarket with premium replacement parts in largely non-discretionary categories. Our products are primarily used to perform non-discretionary repairs that extend the service life of vehicles by replacing critical components that have failed over time and that are necessary for vehicles to operate as designed. Our Engineered Solutions operating segment offers a broad array of conventional and future-oriented technologies in markets for commercial and light vehicles, construction, agriculture, power sports, marine, hydraulics and lawn and garden. We sell our products primarily to retailers, warehouse distributors, original equipment manufacturers and original equipment service part operations in the United States, Europe, Canada, Mexico, Asia and other foreign countries.
Our operating segment structure provides clarity to the unique dynamics and margin profiles of the markets we serve, and it is designed to align our operations with our strategic focus on diversifying our business and capturing opportunities for future growth.

Index
Our Vehicle Control Segment services our core automotive aftermarket customers through its offering of premium replacement parts within the following major product groups.
(1)Engine Management, which includes components for the ignition, emissions and fuel delivery systems of vehicles utilizing an internal combustion engine. Product categories include air injection and induction components, air management valves, regulators and solenoids, exhaust gas recirculation (EGR) components, fuel injectors and related components, fuel valves, ignition coils, connectors and sockets, modules, pumps, relays and fuses, starting and charging system parts, and vapor and purge components.
(2)Electrical & Safety, which includes components for the electrical and safety systems of vehicles, and are powertrain neutral vehicle technologies. Product categories include electrical switches and actuators, chassis and drivetrain sensors such as anti-lock brake and vehicle speed sensors, fluid level sensors, pressure sensors such as tire pressure monitoring, temperature sensors, and sensors for advanced driver assistance systems (ADAS), along with battery cables, pigtails, sockets and a wide range of electrical wire, terminals, connectors, and tools for servicing a vehicle’s electrical system.
(3)Wire Sets & Other, which includes spark plug wire sets, coil on plug boots and accessories servicing the vehicle’s ignition system. Certain product categories within this group are in secular decline based upon product life cycle.
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
Our Temperature Control Segment also services our core automotive aftermarket customers through its offering of premium replacement parts within the following major product groups:
(1)AC System Components, which includes compressors, air conditioning repair kits, connecting lines, heat exchangers, and expansion devices.
(2)Other Thermal Components, which includes parts that provide engine, transmission, electric drive motor, and battery temperature management.
We believe our Temperature Control Segment is poised to benefit from the broader adoption of more complex air conditioning systems that will provide passenger comfort regardless of the vehicle’s powertrain. For example, in addition to cabin comfort, powertrains such as electric vehicles will require cooling systems for the batteries, electronics, motors and other applications.
Our Nissens Automotive Segment was created in the fourth quarter of 2024 following the completion of our previously-disclosed acquisition of Nissens Automotive, a leading European supplier of thermal management and engine efficiency products for the automotive aftermarket. Our Nissens Automotive Segment offers premium replacement parts within the following major product groups:
(1)Engine Cooling, which includes radiators and oil coolers, electronics, such as electric water pumps and temperature sensors, and related components, such as expansion tanks and fan clutches.
(2)Air Conditioning, which includes compressors and condensers, electronics, such as blowers, fans and pressure sensors, and related components, such as evaporators, expansion valves and heaters.
(3)Engine Efficiency, which includes turbochargers and intercoolers, electronics, such as exhaust gas recirculation (EGR) valves and modules, and related components, such as EGR coolers and oil feed pipes.

Index
Our Engineered Solutions Segment services our vehicle and equipment manufacturing customers across diverse global end markets, including commercial and light vehicles, construction, agriculture, power sports, marine, hydraulics and lawn and garden, through an offering of custom-engineered solutions within the following product categories:
(1)Thermal Management Products, which are designed to control the operating temperature of HVAC, battery and heat exchange systems, such as electrical compressors, fans, motors and pumps.
(2)Sensors, covering applications in speed, position, temperature, pressure, level and particulate matter, among others.
(3)Switches, covering applications in electrical performance, position, temperature, pressure, tilt and fluid levels, among others.
(4)Power Distribution, covering applications in power switching, industrial solenoids, and voltage regulators.
(5)Electrification & Electronics, which includes controller area network (CAN) devices, CAN bus wiring and splitting devices, and electronic controls, transmitters and components.
(6)Injection & Fuel Delivery, covering an extensive array of applications in transportation, such as gasoline, diesel and alternative fuels, such as compressed natural gas, liquefied natural gas, liquefied petroleum gas, and hydrogen.
(7)Ignition & Emissions, which includes wire, ignition coils and positive crankcase ventilation valves.
(8)Clamping Devices, covering commercial and light vehicle automotive applications, and industrial applications.

Index
Our Business Strategy
Our Corporate Mission is to be a leading global supplier of parts and services to diverse end markets for the vehicles of yesterday, today and tomorrow, while leveraging our heritage of integrity and respect for all of our stakeholders.
We sell our products in the automotive aftermarket in North America primarily to retailers and warehouse distributors, who buy directly from us and sell directly to jobber stores, professional technicians and to individual consumers who perform “do-it-yourself” repairs on their personal vehicles. In the automotive aftermarket in Europe, we sell primarily to wholesalers and distributors, who may be members of international trading groups, in addition to retailers and repair shops.
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
Nissens Automotive
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
Full-Line Coverage.
Our product offering is designed to ensure our automotive aftermarket customers have the parts needed to maintain, service and repair the wide range of vehicles in operation. We offer a full line of critical components for most years, makes, models and engine sizes. Our product offering is a reflection of the vehicles in operation, the adoption rates of new vehicle technologies by original equipment manufacturers, the number of miles driven, and the failure rates of parts in service. We continuously look to expand our coverage through the addition of late-model applications in existing product categories as well as new product categories in response to evolving vehicle technologies, or that otherwise complement our existing offering and have potential for high growth.
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

Index
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
In 2023, we announced plans to open a new distribution center in Shawnee, Kansas. The new facility, which began a phased opening in 2024 and is expected to be fully operational in 2025, will expand our total distribution network square footage to meet our growing demands in the automotive aftermarket, and integrate new distribution technologies including a mechanized material handling system designed to deliver improved logistics capabilities, operational efficiencies, as well as enhanced employee, customer and supplier experiences. The new Shawnee, Kansas distribution facility will also bring our Vehicle Control and Temperature Control products geographically closer to our Midwest and West Coast customers, reducing transportation lead-time, and will ultimately provide disaster recovery capabilities for automotive aftermarket products across our divisions.
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

Examples of vertically integrated processes:
➢ plastic molding operations	➢ automated electronics assembly
➢ stamping and machining operations	➢ design and fabrication of automated processing and test equipment
➢ wire extrusion	➢ teardown, diagnostics and rebuilding of remanufactured air conditioning compressors, diesel injectors and diesel pumps
As of December 31, 2024, seventeen of our principal manufacturing facilities maintained quality management systems that were ISO 9001 and/or TS 16949 certified, and thirteen of our principal manufacturing and distribution facilities maintained environmental management systems that were ISO 14001 certified.
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
We believe our global network of resources, including our engineering capabilities, advanced quality systems, manufacturing, distribution and technical sales expertise, combined with our customizable solutions for vehicle control and thermal management categories, is a key competitive advantage. Our focus on vehicle control and thermal management categories leverages the legacy and leadership position of our automotive aftermarket business to provide a platform for future growth in diverse non-aftermarket end markets. We drive growth in this segment by developing new customer relationships, cross-selling to existing customers, introducing new products to new and existing customers, and increasing platform content. Our growth strategy is long-term, and we do not expect growth to be linear given the lengthy nature of design engineering and validation, and the period of time between the awarding of new business and the start of production, which often occurs 1-2 years after business is awarded.
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

Index
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
For information on recent acquisitions and investments, see Note 2 “Business Combinations” of the Notes to Consolidated Financial Statements in Item 8 of this Report.
Industry Trends
The automotive aftermarket is a mature industry that tends to be influenced by trends such as the number of vehicles on the road, the average age of vehicles on the road, and the total number of miles driven per year. Weather extremes like unseasonably hot or cool temperatures in the summer can also have an impact on automotive aftermarket product demand.
In the diverse non-aftermarket end markets we supply, such as commercial and light vehicles, construction, agriculture, power sports and others, other economic factors such as the level of new vehicle sales and production rates tend to have a more direct impact.
Our Customers
In the automotive aftermarket in North America, our customers are many of the largest national and regional retailers and distributors, such as: Auto Value and Bumper to Bumper (Aftermarket Auto Parts Alliance); Automotive Distribution Network; AutoZone; Canadian Tire; Federated Auto Parts; Genuine Parts Company and NAPA (National Automotive Parts Association); O’Reilly Auto Parts; The Automotive Parts Services Group or The Group; The National Pronto Association; and Uni-Select. In Europe, Nissens Automotive customers are comprised of many of the largest wholesalers and distributors, which may be members of international trading groups, such as: AD International, ATR International, GROUPAUTO International, Global One Automotive, Nexus Automotive International and TEMOT International Autoparts.
Engineered Solutions customers are many of the largest original equipment manufacturers and their tier suppliers, system integrators, and original equipment service part operations, such as: BRP; Caterpillar; CNH; Daimler Truck; Eberspacher; Ford; General Motors; Harley-Davidson; IVECO; John Deere; Mobile Climate Control; Polaris; Scania; Volvo/Mack Truck; and Woodward.
Our three largest individual customers accounted for approximately 60.7% of our consolidated net sales in 2024. During 2024, O’Reilly Auto Parts, AutoZone and NAPA accounted for 28.4%, 18.8% and 13.5% of our consolidated net sales, respectively.
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
Suppliers
We source materials through a global network of suppliers to ensure a consistent, high quality and low cost supply of materials and key components for our product lines. As a result of the breadth of our product offering, we are not dependent on any single raw material. The principal raw materials purchased by us consist of brass, electronic components, fabricated copper (primarily in the form of magnet and insulated wire), steel magnets, laminations, tubes and shafts, stamped steel parts, stainless steel coils and rods, aluminum coils, fittings, rods, cast aluminum parts, lead, steel roller bearings, rubber molding compound, thermo‑set and thermo plastic molding powders, and chemicals.
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
In 2024, we experienced a gradual improvement in our global supply chains, with fewer delays in procuring component parts and raw materials, and moderation in the volatility of input costs generally following a period of significant volatility. However, we were adversely impacted by regional events, such as the Suez Canal and Panama Canal disruptions, and the lingering effects of inflationary cost increases. We continue to work closely with our suppliers and customers to implement actions designed to mitigate the impact of these events on our business, including cost savings initiatives, the vertical integration of production processes and price negotiations. We expect to have an adequate supply of primary raw materials and cores necessary to meet our needs; however, there are always risks and uncertainties with respect to the supply of raw materials and components that could impact their availability in sufficient quantities and at cost effective prices to meet our needs.

Index
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
Human Capital
As of December 31, 2024, we employed approximately 5,600 people, with 2,000 people in the United States and 3,600 people in Mexico, Canada, Denmark, France, Germany, Hungary, Italy, Netherlands, Poland, Slovakia, Spain, the United Kingdom, China and Hong Kong. Of the 5,600 people employed, approximately 2,800 people are production employees. We operate primarily in non‑union facilities and have binding labor agreements with employees at other unionized facilities. We have approximately 94 production employees in Edwardsville, Kansas, who will eventually migrate to our new Shawnee, KS facility, who are covered by a contract with The International Union, United Automobile, Aerospace and Agricultural Implement Workers of America that expires in August 2026. We also have approximately 1,200 employees in Mexico who are represented by works council, trade unions or other employee representative bodies under agreements negotiated at various intervals. For clarification, the employee numbers described above exclude the employees of our joint venture operations. We believe our facilities are in labor markets with ready access to adequate numbers of skilled and unskilled workers, and our relations with our union and non‑union employees are good.
Talent Acquisition and Retention. We strive to hire, retain and advance a workforce whose diverse experiences and backgrounds enhance our collaborative and inclusive environment. Our recent efforts have been focused in three areas: expanding our efforts to recruit and hire world-class diverse talent; inspiring innovation through collaboration and diversity of ideas; and offering opportunities for our employees to engage in meaningful projects, both at work and in our communities.
Health, Safety and Wellness. We are committed to the health, safety and wellness of our employees. We strive to eliminate workplace incidents, risks and hazards. Our health and wellness programs support our employees’ physical and mental health by providing tools and resources to encourage healthy behaviors and provide peace of mind in circumstances that may require time away from work.
Compensation and Benefits. We provide competitive compensation and benefits programs that meet the needs of our employees. In addition to wages and salaries, these programs include annual incentive based compensation, a 401(k) Plan, employee stock ownership plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, fertility benefits, family care resources, tuition reimbursement, inclusive benefits, medicare and retirement planning, perimenopause and menopause support, mental health resources and employee assistance programs.
Talent Development. We invest significant resources to develop the talent of our high potential employees. We deliver employee workshops and mentoring programs, training opportunities, rotational assignments, continuous learning and development, and implement processes to manage performance, provide feedback and develop talent, all designed to provide employees with the resources they need to achieve their career goals and build skills. Our annual review process encourages manager and employee conversations throughout the year to enhance growth and development.

Index
Employee satisfaction and engagement are important elements in our talent retention strategy. From time to time, we conduct employee engagement surveys to identify areas where we can enhance our talent retention strategy and employee satisfaction, including fostering a sense of belonging throughout our organization. We utilize the results from these engagement surveys to better provide employees with the tools, resources and support that they need to succeed and grow in their SMP careers.
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
Governance
Our commitment to sustainability is spearheaded by our Board of Directors. Specifically, our Nominating and Corporate Governance Committee established a sustainability steering committee among our executive officers including our Chief Executive Officer & President, Chief Legal Officer & Secretary, Chief Human Resources Officer, and Senior Vice President of North American Operations. The sustainability steering committee is tasked with developing specific strategies to ensure that our company-wide operations adhere to our corporate governance values and advance our sustainability objectives globally. The multidisciplinary approach of our steering committee allows it to leverage our expertise in operations, engineering, supply chain, human capital management, finance, legal and other fields to push our sustainability initiatives ahead from all angles.
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
Our three largest individual customers accounted for approximately 60.7% of our consolidated net sales in 2024. During 2024, O’Reilly Auto Parts, AutoZone and NAPA accounted for 28.4%, 18.8% and 13.5% of our consolidated net sales, respectively. Net sales from each of the customers were reported in our Vehicle Control and Temperature Control operating segments. The loss of one or more of these customers or, a significant reduction in purchases of our products from any one of them could have a material adverse impact on our business, financial condition and results of operations. In addition, any consolidation among our key customers may further increase our customer concentration risk.
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
The automotive industry is highly competitive, and our success depends on our ability to compete with other suppliers of automotive products. In the automotive aftermarket, we compete primarily with full-line suppliers, short- or value-line suppliers, tier suppliers and service part operations of original equipment manufacturers, including car dealerships, and the direct import programs of certain retailers. In the diverse non-aftermarket end markets we supply, we compete primarily with global and regional tier suppliers of original equipment manufacturers. Some of our competitors may have larger customer bases and significantly greater financial, technical and marketing resources than we do. These factors may allow our competitors to:
•respond more quickly than we can to new or emerging technologies and changes in customer requirements by devoting greater resources than we can to the development, promotion and sale of automotive products and services;
•engage in more extensive research and development;
•sell products at a lower price than us;
•undertake more extensive marketing campaigns; and
•make more attractive offers to existing and potential customers and strategic partners.
We cannot assure you that our competitors will not develop products or services that are equal or superior to our products or that achieve greater market acceptance than our products or that in the future other companies involved in the

Index
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
There is substantial price competition in our industry, and our success and profitability will depend on our ability to maintain a competitive cost and price structure. This is the result of a number of industry trends, including the impact of offshore suppliers in the marketplace (particularly in China) which do not have the same infrastructure costs as we do, the consolidated purchasing power of large customers, and actions taken by some of our competitors in an effort to ‘‘win over’’ new business. We have in the past reduced prices to remain competitive and may do so again in the future. Price reductions have impacted our sales and profit margins and may do so again in the future. Our future profitability will depend in part upon our ability to respond to changes in product and distribution channel mix, to continue to improve our manufacturing efficiencies, to generate cost reductions, including reductions in the cost of components purchased from outside suppliers, to maintain a cost structure that will enable us to offer competitive prices, and to pass through higher distribution, raw materials and labor costs to our customers. Our inability to maintain a competitive cost structure could have a material adverse effect on our business, financial condition and results of operations.
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
The demand for our temperature control products during the second and third quarters of the year may vary significantly with the summer weather and customer inventories. As such, our working capital requirements typically peak near the end of the second quarter, as the inventory build‑up of air conditioning products is converted to sales, and payments on the receivables associated with such sales have yet to be received. These increased working capital requirements are funded by borrowings under our revolving credit facility.
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
Our products are required to meet rigorous standards imposed by our customers and our industry. Many of our products carry a warranty ranging from a 90-day limited warranty to a limited lifetime warranty, which generally cover defects in materials or workmanship, and conformance to agreed upon specifications. If our products fail to conform to these warranties, the affected products may be subject to warranty returns and/or product recalls. We cannot give any assurance that our products will not suffer from defects or other deficiencies or that we will not experience material warranty returns or product recalls in the future.
We accrue for warranty returns as a percentage of sales, after giving consideration to recent historical returns. Actual returns may differ from our estimates for warranty returns in accordance with our revenue recognition policies. We have in the past incurred, and may in the future incur, material losses and significant costs as a result of our customers returning products to us for warranty-related issues in excess of anticipated amounts. Deficiencies or defects in our products in the future may result in warranty returns and product recalls in excess of anticipated amounts and may have a material adverse effect on our business, financial condition and results of operations.
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
At December 31, 2024, 1,287 cases were outstanding for which we may be responsible for any related liabilities. Since inception in September 2001 through December 31, 2024, the amounts paid for settled claims and awards of asbestos-related damages, including interest, were approximately $91.4 million. A substantial increase in the number of new claims, or increased settlement payments, or awards of asbestos-related damages, could have a material adverse effect on our business, financial condition and results of operations.
In accordance with our policy to perform an annual actuarial evaluation in the third quarter of each year, an actuarial study was performed as of August 31, 2024. The results of the August 31, 2024 study included an estimate of our undiscounted liability for settlement payments and awards of asbestos-related damages, excluding legal costs, ranging from $99.6 million to $210.8 million for the period through 2065. Based upon the results of the August 31, 2024 actuarial study, and all other available information to us, we increased our asbestos liability to $99.6 million, the low end of the range, and recorded an incremental pre-tax provision of $29.3 million in loss from discontinued operations in the accompanying statement of operations. Future legal costs, which are expensed as incurred and reported in loss from discontinued operations in the accompanying statement of operations, are estimated, according to the August 31, 2024 study, to range from $49.8 million to $115.9 million for the period through 2065.
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
In addition to asbestos-related claims, our product sales entail the risk of involvement in other product liability actions. We cannot give any assurance that current or future policy limits of our product liability insurance coverage will be sufficient to cover all possible liabilities. Further, we can give no assurance that adequate product liability insurance will continue to be available to us in the future or that such insurance may be maintained at a reasonable cost to us. In the event of a successful product liability claim against us, a lack or insufficiency of insurance coverage could have a material adverse effect on our business, financial condition and results of operations.
We may not be able to achieve the benefits that we expect from our cost savings initiatives.
We expect to realize the continued benefit of discretionary cost reduction measures, along with the continued cost savings anticipated from several ongoing and/or recently completed restructuring and integration initiatives. Due to factors outside our control, such as changes in U.S. trade policy resulting in new or higher tariffs, the adoption or modification of domestic and foreign laws, regulations or policies and other factors such as changes in our sales levels or the amount, timing and character of charges related to such initiatives, or a substantial delay in the completion of such initiatives, we may not be able to achieve the level of benefits that we expect to realize in these initiatives, or we may not be able to realize these benefits within the time frames we currently expect. Failure to achieve the benefits of our cost saving initiatives could have a material adverse effect on us.

Index
Severe weather, natural disasters and other disruptions could adversely impact our operations at our manufacturing and distribution facilities.
Severe weather conditions and natural disasters, such as hurricanes, tornados, earthquakes and floods, could damage our properties and effect our operations, particularly our major manufacturing and distribution operations at foreign facilities in Canada, China, Denmark, Germany, Hungary, Mexico, Netherlands, Poland and Slovakia, and at our domestic facilities in Florida, Indiana, Kansas, South Carolina, Texas, Virginia, and Wisconsin. Moreover, global climate change may cause these natural disasters to occur more frequently and/or with more intense effects, which could prevent us from, or cause delays in our ability to, manufacture and deliver products to our customers, and/or cause us to incur additional costs.
In addition, our business and operations could be materially adversely affected in the event of other serious disruptions at these facilities due to fire, electrical blackouts, power losses, telecommunications failures, wars, terrorist attack, widespread outbreak of infectious disease or similar events. Any of these occurrences could impair our ability to adequately manufacture or supply our customers due to all or a significant portion of our equipment or inventory being damaged or insufficient labor. If our existing manufacturing or distribution facilities become incapable of producing and supplying products for any reason, we may not be able to satisfy our customers’ requirements and we may lose revenue and incur significant costs and expenses that may not be recoverable through our business interruption insurance.
Disruptions in the supply of raw materials, manufactured components, or equipment could materially and adversely affect our operations and cause us to incur significant cost increases.
We source various types of raw materials, finished goods, equipment, and component parts from suppliers as part of a global supply chain, and we may be materially and adversely affected by the failure of those suppliers to perform as expected. Although we have historically had access to an adequate supply of raw materials, finished goods, equipment and component parts, we have experienced, and in the future are likely to experience, disruptions in our supply chains that result in longer lead times, delays in procuring component parts and raw materials, and higher input costs. When we experience such supply disruptions, we may not be able to effectively mitigate the adverse impacts that such disruptions have on our business. We cannot assure that unforeseen future events in the global supply chain affecting the availability of materials and components, and/or increasing commodity pricing, will not have a material adverse effect on our business, financial condition and results of operations.
Additionally, supplier non-performance may consist of delivery delays or failures caused by production issues or delivery of non-conforming products. Our suppliers’ ability to supply products to us is also subject to a number of risks, including the availability and cost of raw materials, the destruction of their facilities, work stoppages, cybersecurity incidents affecting their information systems or other limitations on their business operations, which could be caused by any number of factors, such as labor disruptions, financial distress, severe weather conditions and natural disasters, social unrest, economic and political instability, international hostilities and public health crises, including the occurrence of a pandemic, epidemic or widespread contagious disease or illness, war, terrorism or other catastrophic events. In addition, our failure to promptly pay, or order sufficient quantities of inventory from our suppliers may increase the cost of products we purchase or may lead to suppliers refusing to sell products to us at all. Our efforts to protect against and minimize these risks may not always be effective, which could materially and adversely affect our operations and cause us to incur significant cost increases.
Our operations could be adversely affected by interruptions or breaches in the security of our computer and information systems.
We rely on information systems throughout our organization to conduct day-to-day business operations, including the management of our supply chain and our purchasing, receiving and distribution functions. We also routinely use our information systems to send, receive, store, access and use sensitive data relating to our Company and its employees, customers, suppliers, and business partners, including intellectual property, proprietary business information, and other sensitive materials. Additionally, we may rely on our information systems to enable many of our employees to work remotely.
Despite security measures designed to prevent and mitigate the risk of cybersecurity incidents, our information systems, and the systems of our customers, suppliers and business partners, may be vulnerable to such incidents, including interruptions, outages, data breaches, phishing attacks, ransomware attacks, unauthorized access, attempts to hack into our network, and computer viruses. Moreover, the technologies and techniques used to carry out cyber-attacks are continuously evolving, making it difficult to detect these changes or implement adequate measures in time to prevent or mitigate the impact of an attack. We have not experienced a material cybersecurity incident in 2024, but we cannot guarantee that there

Index
will be no future cybersecurity incident that causes a material adverse effect on our information systems, or that of our customers, suppliers and other business partners.
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
In addition to the physical risks described above, global climate change attributable to increased levels of greenhouse gases has brought about certain risks associated with the anticipated transition to a lower-carbon economy, such as regulatory changes affecting vehicle emissions and fuel efficiency requirements, or establishing new sustainability-related disclosure requirements or new supply chain requirements, technological changes in vehicle architectures, changes in consumer demand, carbon taxes, greenhouse gas emissions tracking, and regulation of greenhouse gas emissions from certain sources. Any regulatory changes aimed to reduce or eliminate greenhouse gas emissions may require us to change our manufacturing processes or undertake other actions that cause us to incur additional operating costs, such as to purchase and operate emissions control systems or other such technologies to comply with applicable regulations or reporting requirements. These regulations, as well as shifts in consumer demand due to public awareness and concern of climate change, could affect the timing and scope of their proliferation and may also adversely impact our sales of products designed for internal combustion engines. As we monitor the rapid developments in this area, we may be required to adjust our business strategy to address the various transition risks posed by climate change.
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

Index
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
Our success is dependent upon our ability to attract, retain and motivate certain key employees, including our management and our skilled workforce of engineers, technically-trained salesforce employees and other qualified personnel. Many of our key employees have many years of experience with our Company and would be difficult to replace without allotment of a significant amount of time for knowledge transfer. Furthermore, we compete with other businesses to fill many of our hourly positions in certain distribution facilities, which historically have had high turnover rates, and has led to increased training and retention costs, particularly in a competitive and shrinking labor market. We cannot be certain that we will be able to continue to attract or retain our key employees or other labor needs, which could cause us to fail to execute our value proposition, fail to achieve operational efficiencies, and incur increased labor costs, which could have an adverse effect our business, financial condition and results of operations.
We may not be able to realize all of the expected revenues and cash flows from our acquisitions and investments, and any completed acquisitions and investments may be unsuccessful or consume significant resources.
Our ability to realize all of the expected enhanced revenue and cash flows from our acquisitions and investments will depend, in substantial part, on our ability to identify suitable acquisition candidates, obtain financing or have sufficient cash necessary for acquisitions or successfully complete acquisitions in the future. Acquisitions and investments may involve significant cash expenditures, operating losses and expenses. Our business strategy includes acquiring businesses and making investments and we continue to analyze and evaluate the acquisition of strategic businesses to strengthen our position in the markets we supply or that diversify our business in target markets or geographies. Acquisitions involve other risks, including diversion of management time and attention from daily operations and difficulties integrating acquired businesses, technologies and personnel into our business. It may be difficult for us to integrate acquisitions or investments into our business operations, and our acquisitions or investments may not be successful and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
The utility of the supply chain financing arrangements also depends upon a benchmark reference rate for the purpose of determining the discount rate on the sale of the underlying trade accounts receivable. If the benchmark reference rate increases significantly, we may be negatively impacted as we may not be able to pass these added costs on to our customers, which could have a material and adverse effect upon our financial condition, results of operations and cash flows. Depending upon the level of sales of receivables pursuant these agreements, a hypothetical, instantaneous and unfavorable change of 100 basis points in the reference rate may have an approximate $8.8 million negative impact on our earnings or cash flows.

Index
A significant increase in our indebtedness, or in interest rates, could negatively affect our financial condition, results of operations and cash flows.

In September 2024, the Company refinanced its existing 2022 Credit Agreement with a new five-year Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders (“2024 Credit Agreement”). The 2024 Credit Agreement provides for senior secured borrowings of up to approximately $750 million, consisting of a $430 million multi-currency revolving credit facility (global tranche), a $10 million multi-currency revolving credit facility (Danish tranche), a $200 million delayed draw term loan facility, and a 100 million euros delayed draw term loan facility. As of December 31, 2024, our total outstanding indebtedness was $562.3 million, including outstanding borrowings under the 2024 Credit Agreement of $545.4 million, net of deferred financing costs, consisting of current borrowings of $25.2 million and long-term debt of $520.1 million.
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
The significant increase in our indebtedness could:
•increase our borrowing costs;
•limit our ability to obtain additional financing or borrow additional funds;
•require that a substantial portion of our cash flow from operations be used to pay principal and interest in our indebtedness, instead of funding working capital, capital expenditures, acquisitions, dividends, stock repurchases, or other general corporate purposes;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
•increase our vulnerability to general adverse economic and industry conditions.
In addition, the Company’s obligations under the 2024 Credit Agreement are guaranteed by its material domestic subsidiaries (each, a “Guarantor”), and secured by a first priority perfected security interest in substantially all of the existing and future personal property of the Company and each Guarantor, subject to certain exceptions. The collateral security described above also secures certain banking services obligations and interest rate swaps and currency or other hedging obligations of the Company owing to any of the then existing lenders or any affiliates thereof. In 2022 and 2024, we entered into interest rate swap agreements with a notional amounts of $100 million and $103.9 million or €100 million that mature in May 2029 and March 2030, respectively. The interest rate swap agreements are designated as a cash flow hedges of interest payments on borrowings in U.S. dollars and euros under our 2024 Credit Agreement.
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
Our ability either to make payments on or to refinance our indebtedness, or to fund planned capital expenditures and research and development efforts, will depend on our ability to generate cash in the future. Our ability to generate cash is in part subject to:
•general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control;
•the ability of our customers to pay timely the amounts we have billed; and
•our ability to sell receivables under supply chain financing arrangements.
The foregoing factors could result in reduced cash flow, which could have a material adverse effect on us. When cash generated by earnings is not sufficient for the Company’s liquidity needs, the Company seeks external financing. Our

Index
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
Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our 2024 Credit Agreement will be adequate to meet our future liquidity needs for at least the next twelve months. Significant assumptions underlie this belief, including, among other things, that we will be able to mitigate the future impact, if any, of disruptions in global supply chains, which have resulted in longer lead times and delays in procuring component parts and raw materials, and inflationary cost increases in certain raw materials, labor and transportation, and that there will be no material adverse developments in our business, liquidity or capital requirements. If we are unable to fund our operations through earnings or external financing, we will be forced to adopt an alternative strategy that may include actions such as:
•deferring, reducing or eliminating future cash dividends;
•reducing or delaying capital expenditures or restructuring activities;
•reducing or delaying research and development efforts;
•selling assets;
•deferring or refraining from pursuing certain strategic initiatives and acquisitions;
•refinancing our indebtedness; and
•seeking additional funding.
We cannot assure you that, if material adverse developments in our business, liquidity or capital requirements should occur, our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our 2024 Credit Agreement in amounts sufficient to enable us to pay the principal and interest on our indebtedness, or to fund our other liquidity needs. In addition, if we default on any of our indebtedness, or breach any financial covenant in our 2024 Credit Agreement, our business could be adversely affected.
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

Index
Risks Related to Other External Factors
We conduct our manufacturing and distribution operations on a worldwide basis and are subject to risks associated with doing business outside the United States.
We have manufacturing and distribution facilities in many countries, including Mexico, Canada, Denmark, France, Germany, Hungary, Italy, Netherlands, Poland, Slovakia, Spain and the United Kingdom, as well as joint-ventures in China. Our global operations subject us to a variety of political, economic and regulatory risks that are associated with doing business internationally, including: (a) changes in economic conditions in the countries in which we operate; (b) political uncertainty, instability, civil unrest and the risks of terrorism or other hostilities; (c) currency exchange rate fluctuations and currency controls; (d) changes in U.S. trade policy and international trade agreements, resulting in political tension and trade disputes between the U.S. and foreign governments, and new or higher tariffs or changes to customs requirements or procedures; and (e) the potential for shortages of trained labor.
Changes in U.S. trade policy, particularly as it relates to Mexico, Canada and China, have caused significant uncertainty in our business, and could have a substantial adverse effect on our business, financial condition and results of operations. We believe that new or higher tariffs on imports to the United States from countries in which we source raw materials, component parts and finished goods, such as the tariffs on imports from Mexico, Canada and China announced on February 1, 2025, should they be implemented and sustained for an extended period of time, could have a substantial adverse effect on the automotive industry and our business. Further, any retaliatory tariffs imposed by foreign governments would exacerbate the impact.
Historically, there has been social unrest in Hong Kong and Mexico and any recurrence, or increased violence in or around our facilities in such countries could be disruptive to our business operations at such facilities, or present risks to our employees who may be directly affected by the violence and may result in a decision by them to relocate from the area, or make it difficult for us to recruit or retain talented employees at such facilities.
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
The nature of our operations exposes us to the risk of claims with respect to such matters, and we can give no assurance that violations of such laws have not occurred or will not occur or that material costs or liabilities will not be incurred in connection with such claims. We are currently monitoring our environmental remediation efforts at one of our facilities and our reserve balance related to the environmental clean-up at this facility is $1.7 million at December 31, 2024. The environmental testing and any remediation costs at such facility may be covered by several insurance policies, although we can give no assurance that our insurance will cover any environmental remediation claims. We can give no assurance that the future cost of compliance with existing environmental laws and the liability for known environmental claims pursuant to such environmental laws will not give rise to additional significant expenditures or liabilities that would be material to us. In addition, future events, such as new information, changes in existing environmental laws or their interpretation, and more vigorous enforcement policies of federal, state or local regulatory agencies, may have a material adverse effect on our business, financial condition and results of operations.

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

Index
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
ITEM 2.            PROPERTIES
We maintain our executive offices in Long Island City, New York. The table below describes our principal facilities as of December 31, 2024.

Location	State or Country	Principal Business Activity	Approx. Square Feet	Owned or Expiration Date of Lease¹

		Vehicle Control
Bialystok	Poland	Manufacturing	155,000	2032
Disputanta	VA	Distribution	411,000	Owned
Edwardsville	KS	Distribution	363,500	Owned
Ft. Lauderdale	FL	Distribution	23,300	Owned
Ft. Lauderdale	FL	Distribution	30,000	Owned
Greenville[2]	SC	Manufacturing	184,500	Owned
Independence[2]	KS	Manufacturing	337,400	Owned
Long Island City	NY	Administration	75,800	2033
McAllen	TX	Distribution	120,300	2027
Mishawaka[2]	IN	Manufacturing	153,100	Owned
Reynosa[2]	Mexico	Manufacturing	175,000	2025
Reynosa[2]	Mexico	Manufacturing	153,000	2031
Shawnee[3]	KS	Distribution	574,700	2033

		Temperature Control
Foshan City	China	Manufacturing	361,500	2028
Lewisville	TX	Administration and Distribution	415,000	2034
Reynosa[2]	Mexico	Manufacturing	82,000	2026
Reynosa[2]	Mexico	Manufacturing	117,500	2026
Reynosa	Mexico	Manufacturing	274,000	2034
St. Thomas	Canada	Manufacturing	42,500	Owned

Index

		Engineered Solutions
Kirchheim-Teck	Germany	Distribution	27,500	2031
Pécel	Hungary	Manufacturing	33,500	Owned
Milwaukee	WI	Manufacturing	84,000	2028
Sheboygan Falls	WI	Manufacturing	22,500	2025
Tijuana	Mexico	Distribution	13,800	2026
Tijuana	Mexico	Manufacturing	30,400	2026
Wuxi	China	Manufacturing	27,600	2029

		Nissens Automotive
Cachtice	Slovakia	Manufacturing	143,900	2031
Horsens	Denmark	Administration and Manufacturing	91,100	Owned
Horsens	Denmark	Manufacturing	19,600	Owned
Horsens	Denmark	Distribution	211,500	Owned
Horsens	Denmark	Distribution	54,300	2028
Niepolomice	Poland	Administration and Distribution	70,300	2025
Tilburg	Netherlands	Administration and Distribution	30,800	2027

		Other
Mississauga	Canada	Administration and Distribution	82,400	2028
Irving	TX	Training Center	13,400	2027
1It is our intention to extend the lease in Reynosa, Mexico that is set to expire in 2025, and relocate operations from Niepolomice, Poland to a new location in Skawina, Poland upon expiration of the lease in 2025.
2These facilities are also utilized by the Engineered Solutions operating segment.
3This facility began a phased opening in 2024 and is expected to be fully operational in 2025. This facility is also utilized by the Temperature Control operating segment.
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

PART II
ITEM 5.            MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades publicly on the New York Stock Exchange (“NYSE”) under the trading symbol “SMP.” The last reported sale price of our common stock on the NYSE on February 25, 2025 was $30.93 per share. As of February 25, 2025, there were 492 holders of record of our common stock.
Dividends are declared and paid on the common stock at the discretion of our Board of Directors (the “Board”) and depend on our profitability, financial condition, capital needs, future prospects, and other factors deemed relevant by our Board. Our 2024 Credit Agreement permits dividends and distributions by us provided specific conditions are met. For information related to our 2024 Credit Agreement, see Note 11, “Credit Facilities and Long-Term Debt,” of the Notes to Consolidated Financial Statements in Item 8 of this Report.

Index
There have been no unregistered offerings of our common stock during the fourth quarter of 2024.
Stock Performance Graph
The following graph compares the five year cumulative total return on the Company’s Common Stock to the total returns on the Standard & Poor’s 500 Stock Index and the S&P 1500 Auto Parts & Equipment Index, which is a combination of automotive parts and equipment companies within the S&P 400, the S&P 500 and the S&P 600. The graph shows the change in value of a $100 investment in the Company’s Common Stock and each of the above indices on December 31, 2019 and the reinvestment of all dividends. The comparisons in this table are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Company’s Common Stock or the referenced indices.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Standard Motor Products, Inc.
S&P 500 Index
S&P Composite 1500 Auto Parts & Equipment Index

	Standard Motor Products, Inc.	S&P 500 Index	S&P Composite 1500 Auto Parts & Equipment Index
2019	100.00	100.00	100.00
2020	76.80	118.40	123.10
2021	101.61	152.39	150.65
2022	69.31	124.79	101.83
2023	81.80	157.59	108.43
2024	65.89	197.02	86.10
* Source: S&P Capital IQ
ITEM 6.           (RESERVED)

Index
ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview of Financial Performance
The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto. This discussion summarizes the significant factors affecting our results of operations and the financial condition of our business during each of the fiscal years in the two-year period ended December 31, 2024. Discussion and analysis of our financial condition and results of operations for fiscal year 2023, and comparisons of fiscal years 2023 and 2022 can be found in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

	December 31,
(In thousands, except per share data)	2024	2023

Net sales	$1,463,849	$1,358,272
Gross profit	423,321	388,826
Gross profit %	28.9%	28.6%
Operating income	80,624	92,677
Operating income %	5.5%	6.8%
Earnings from continuing operations before income taxes	73,989	81,716
Provision for income taxes	19,385	18,368
Earnings from continuing operations	54,604	63,348
Loss from discontinued operations, net of income taxes	(26,128)	(28,996)
Net earnings	28,476	34,352
Net earnings attributable to noncontrolling interest	976	204
Net earnings attributable to SMP	27,500	34,148
Per share data attributable to SMP – Diluted:
Continuing operations	$2.41	$2.85
Discontinued operations	(1.17)	(1.31)
Net earnings per common share	$1.24	$1.54
Consolidated net sales for 2024 were $1,463.8 million, a increase of $105.6 million, or 7.8% compared to net sales of $1,358.3 million in 2023. The increase in net sales in 2024 reflects the impact of multiple factors including:
•strong demand in our Temperature Control operating segment primarily reflecting the impact of warmer year-over-year seasonal weather conditions,
•net sales of $35.7 million for the period from acquisition to December 31, 2024 in our new segment, Nissens Automotive, created with the acquisition of Nissens Automotive, a leading European supplier of thermal management and engine efficiency products for the automotive aftermarket, on November 1, 2024,
•stable demand in our Vehicle Control aftermarket segment across our major product groups, and
•a slight increase in net sales in our Engineered Solutions operating segment with growth from business wins and successful cross-selling efforts offset by slowing customer production in the fourth quarter.
Gross margin as a percentage of net sales in 2024 was 28.9% as compared to 28.6% in 2023. Overall, the gross margin increase as a percentage of sales in 2024 primarily reflects the positive impact of higher sales volumes leading to higher fixed manufacturing cost absorption, improved operating performance including the impact of cost control measures, and increased pricing, which more than offset lingering inflationary increases in certain materials and labor costs. We anticipate that the ongoing benefits from our cost-savings initiatives and strong gross margins in our newly acquired operating segment, Nissens Automotive, will mitigate continued pressure on margins resulting from inflationary headwinds. While our business in U.S. markets could be impacted by additional tariffs, we expect to mitigate the impact with a combination of price increases and cost reduction efforts.

Index
Operating margin as a percentage of net sales in 2024 was 5.5% as compared to 6.8% in 2023. Included in our operating margin were selling, general and administrative expenses of $335.1 million, or 22.9% of net sales in 2024 compared to $293.6 million, or 21.6% of net sales in 2023. The $41.5 million increase in selling, general and administrative expenses in 2024 is principally due to (i) $14.3 million of selling, general and administrative expenses for Nissens Automotive as the results of our new operating segment are consolidated into our financial statements for the two months from the close of the acquisition, (ii) higher distribution and freight expenses in our legacy business primarily due to higher sales, (iii) costs associated with our acquisition of Nissens Automotive, and (iv) increased rent and incremental expenses as we transition away from our Edwardsville, Kansas distribution center to our new distribution facility in Shawnee, Kansas. The new larger distribution center will integrate new distribution technologies including a mechanized material handling system designed to deliver improved logistics capabilities, operational efficiencies, as well as enhanced employee, customer and supplier experiences and is expect to be fully operational later in 2025. We will incur additional costs in 2025 during the phase-in period while we operate the two facilities.
Overall, our core automotive aftermarket business remains strong, and we are both excited and optimistic for the growth potential in our newly acquired operating segment, Nissens Automotive and the long-term growth potential of the complementary markets served in our Engineered Solutions operating segment.
Separation Program
During the second quarter of 2024 we offered a voluntary retirement incentive package of severance and other benefit enhancements to eligible employees in the United States and Canada as part of our commitment to optimizing our cost structure and providing professional development opportunities to our employees. The offer period ended on June 14, 2024. During the third quarter of 2024, we expanded the program to include involuntary separations. We recorded expenses of $7.1 million in 2024, with additional expenses to be recorded of approximately $0.6 million in 2025, and $0.1 million in 2026 for an aggregate cost of approximately $7.7 million. It is anticipated that the overall separation program will reduce operating expenses in 2025. Expenses incurred pursuant to the program are recorded in restructuring and integration expenses in our statement of operations.

Index

Results of Operations
Sales. Consolidated net sales for 2024 were $1,463.8 million, an increase of $105.6 million, or 7.8%, compared to $1,358.3 million in 2023, with the majority of our net sales to customers located in the United States. Consolidated net sales increased in all our operating segments when compared to the prior fiscal year.
The following table summarizes consolidated net sales by segment and by major product group within each segment for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024		2023
Vehicle Control
Engine Management (Ignition, Emissions and Fuel Delivery)	$467,460		$450,180
Electrical and Safety	229,361		221,782
Wire Sets and Other	65,739		65,970
Total Vehicle Control	762,560		737,932

Temperature Control
AC System Components	274,926		237,756
Other Thermal Components	105,162		99,998
Total Temperature Control	380,088		337,754

Engineered Solutions
Commercial Vehicle	89,171		79,376
Construction/Agriculture	35,832		41,665
Light Vehicle	91,548		92,701
All Other	68,905		68,844
Total Engineered Solutions	285,456		282,586

Nissens Automotive
Engine Cooling	19,287		—
Air Conditioning	9,214		—
Engine Efficiency	7,244		—
Total Nissens Automotive	35,745	35,745	—

Other	—		—

Total	$1,463,849		$1,358,272
Vehicle Control’s net sales for 2024 increased $24.6 million, or 3.3%, to $762.6 million compared to $737.9 million in 2023. Demand in the Vehicle Control segment remained relatively stable across our major product groups.
Temperature Control’s net sales for 2024 increased $42.3 million, or 12.5%, to $380.1 million compared to $337.8 million in 2023. The higher year-over-year Temperature Control net sales reflects higher customer demand due to the impact of warmer seasonal weather conditions in the U.S. compared to 2023. Demand for our Temperature Control products may vary significantly with summer weather conditions and customer inventory levels.
Engineered Solutions’ net sales for 2024 increased $2.9 million, or 1%, to $285.5 million compared to $282.6 million in 2023. Overall, net sales in our Engineered Solutions operating segment showed year-over-year improvement driven by new

Index
business wins as well as successful cross-selling efforts, partly offset by slowing customer production schedules in the fourth quarter.
Net sales of $35.7 million, or 2.4% of total SMP's net sales, for our newly acquired operating segment, Nissens Automotive, are included in our consolidated results for the two months from the closing date of the acquisition. We expect Nissens Automotive's net sales to follow a similar annual seasonal pattern as the Temperature Control segment, as demand for many of Nissens Automotive's products increase with warmer weather. We also expect to benefit from revenue synergies resulting from the acquisition starting in 2026 and beyond.
Gross Margins. Gross margins, as a percentage of consolidated net sales, increased to 28.9% for 2024, compared to 28.6% for 2023. The following table summarizes gross margins by segment for the years ended December 31, 2024 and 2023, respectively (in thousands):

Year Ended December 31,	Vehicle Control	Temperature Control	Engineered Solutions	Nissens Automotive	Other	Total
2024
Net sales	$762,560	$380,088	$285,456	$35,745	$—	$1,463,849
Gross margins	244,085	117,792	49,919	11,525	—	423,321
Gross margin percentage	32.0%	31.0%	17.5%	32.2%	—	28.9%

2023
Net sales	$737,932	$337,754	$282,586	$—	$—	$1,358,272
Gross margins	238,215	95,827	54,784	—	—	388,826
Gross margin percentage	32.3%	28.4%	19.4%	—	—	28.6%
Compared to 2023, gross margin percentage decreased from 32.3% to 32.0% at Vehicle Control, increased from 28.4% to 31.0% at Temperature Control, and decreased from 19.4% to 17.5% at Engineered Solutions. Gross margin percentage for the Nissens Automotive segment was 32.2% for the two months from the closing date of the acquisition.
The gross margin percentage in our Vehicle Control operating segment remained relatively flat reflecting higher sales volume and higher fixed cost absorption due to higher production levels than those achieved in 2023, partially offset by inflationary cost increases.
The gross margin percentage increase in our Temperature Control operating segment reflected higher sales volume, some increased pricing, improved operating performance from cost savings initiatives, and favorable fixed cost absorption due to higher production levels than those achieved in 2023.
The gross margin percentage decrease at our Engineered Solutions operating segment is driven primarily by cost inflation and an unfavorable customer sales mix, partially offset by some higher pricing. We expect some pressure on demand into 2025 for our Engineered Solutions products as production schedules at customers slow.
The gross margin percentage at our Nissens Automotive operating segment was negatively impacted by $3.1 million of amortization for inventory fair value adjustments related to the application of accounting for business combinations. Amortization of the remaining inventory fair value adjustment will continue through Q2 2025.
While we anticipate continued margin pressure resulting from inflationary headwinds and a competitive market environment, we believe that our cost savings and product rationalization initiatives should mitigate much of this impact to our gross margins as well as, cost synergies related to our acquisition of Nissens Automotive. While our business in U.S. markets could be impacted by additional tariffs, we expect to mitigate the impact with a combination of price increases and cost reduction efforts.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $41.5 million to $335.1 million, or 22.9% of consolidated net sales in 2024, as compared to $293.6 million, or 21.6% of consolidated net sales in 2023. Excluding the $14.3 million impact of including Nissens Automotive into our financial statements for the two months from the acquisition date, the increase in selling, general and administrative expenses is principally due to the impact of (i) $10.5 million higher distribution and freight expenses in our legacy business primarily due to higher sales, (ii) $10.3 million of costs associated with our acquisition of Nissens Automotive, including $2.3 million of derivative losses on

Index
forward foreign exchange contract used to economically hedge the purchase price, and (iii) $4.6 million of increased rent and incremental expenses as we transition away from our Edwardsville, Kansas distribution center to our new distribution facility in Shawnee, Kansas.

Index
Restructuring and Integration Expenses. Restructuring and integration expenses were $7.7 million in 2024 compared to $2.6 million in 2023. Restructuring and integration expenses incurred in 2024 relate primarily to the Separation Program announced in the second quarter of 2024, and expanded to encompass involuntary separations in the third quarter of 2024, as part of our commitment to optimizing our cost structure and providing professional development opportunities to our employees. We anticipate that the program will be substantially complete by the end of 2027. Restructuring and integration expenses in 2024 consist of $7.3 million of costs related to workforce reductions and severance costs, and $0.4 million for the relocation of machinery and equipment; while 2023 expenses primarily related to the Cost Reduction Initiative consist of $2 million of costs related to workforce reductions and severance costs, and $0.7 million for the relocation of machinery and equipment.
Operating Income. Operating income was $80.6 million, or 5.5%, of consolidated net sales in 2024, compared to $92.7 million, or 6.8%, of consolidated net sales in 2023. The year-over-year decrease in operating income of $12.1 million is primarily the result of higher selling, general and administrative expenses, including costs associated with the acquisition of Nissens Automotive, and higher restructuring and integration expenses, partially offset, by the impact of higher net sales and improved gross margin percentage.
Other Non-Operating Income, Net. Other non-operating income, net was $6.9 million in 2024, compared to $2.3 million in 2023. The year-over-year increase in other non-operating income, net results from the increase in year-over-year equity income from our joint ventures, and the favorable impact of changes in foreign currency exchange rates. Equity income from our joint ventures increased irrespective of the year-over-year decline in the equity income of Gwo Yng, reflecting the impact of our acquisition of an additional 15% equity interest in Gwo Yng in July 2023. Commencing on the date of our equity interest increase, the financial results of Gwo Yng were no longer accounted for under the equity method of accounting. Instead, Gwo Yng’s financial results are reported on a consolidated basis. As such, other non-operating income, net includes equity income of Gwo Yng of $0.7 million in 2023.
Interest Expense. Interest expense increased to $13.5 million in 2024, compared to $13.3 million in 2023. The year-over-year increase in interest expense reflects the impact of higher average outstanding balances due to borrowings under our 2024 Credit Agreement to fund our acquisition of Nissens Automotive, partly offset by slightly lower year-over-year average interest rates on our credit facilities, including the impact of our interest swap agreements. We expect interest expense to increase in 2025 due to higher overall outstanding balances under our 2024 Credit Agreement connected to our acquisition of Nissens Automotive.
Income Tax Provision. The income tax provision for 2024 was $19.4 million at an effective tax rate of 26.2%, compared to $18.4 million at an effective tax rate of 22.5% in 2023. The higher effective tax rate in 2024 compared to 2023 reflects the impact of non-deductible transaction costs associated with our acquisition of Nissens Automotive, an increase in earnings from international as compared to U.S. operations, and the effective tax rate impact of lower year-over-year pre-tax income.
Loss From Discontinued Operations. Loss from discontinued operations, net of income tax, reflects information contained in the actuarial studies performed as of August 31, 2024 and 2023, as well as other available information, and legal expenses and other costs associated with our asbestos-related liability. During the years ended December 31, 2024 and 2023, we recorded a net loss of $26.1 million and $29 million from discontinued operations, respectively. The loss from discontinued operations for the year ended December 31, 2024 and 2023 includes (i) a $29.3 million and $23.8 million pre-tax provision, respectively, to increase our indemnity liability in line with the 2024 and 2023 actuarial studies; (ii) legal and other miscellaneous expenses, before taxes, of $4.8 million and $4.9 million for 2024 and 2023, respectively, and (iii) a $10.5 million pre-tax provision in 2023 related to a breach of contract legal proceeding. As discussed more fully in Note 23 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements in Item 8 of this Report, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.
Net Earnings Attributable to Noncontrolling Interest. Net earnings attributable to noncontrolling interest relates to the minority shareholders’ interest in our 70% owned joint venture in Hong Kong, with operations in Shanghai and Wuxi, China (“Trombetta Asia, Ltd.”) and, in our 80% ownership in Gwo Yng, commencing in July 2023 upon the completion of our step acquisition. Net earnings attributable to the noncontrolling interest were $1.0 million and $0.2 million during the years ended December 31, 2024 and 2023, respectively. For additional information on the Gwo Yng step acquisition, see Note 2, “Business Combinations,” in the Notes to Consolidated Financial Statements in Item 8 of this Report.
Restructuring and Integration Programs
For a detailed discussion on the restructuring and integration costs, see Note 3, “Restructuring and Integration Expenses,” of the Notes to Consolidated Financial Statements in Item 8 of this Report.

Index

Liquidity and Capital Resources
Our primary cash requirements include working capital, capital expenditures, quarterly dividends, stock repurchases, principal and interest payments on indebtedness and acquisitions. The following table summarizes our primary sources of funds including ongoing net cash flows from operating activities and availability under our credit agreements (in thousands).

	December 31,
	2024	2023
Operating cash flows	$76,693	$144,260
Total debt	$562,314	$156,211
Cash and cash equivalents	44,426	32,526
Net debt	$517,888	$123,685
Remaining borrowing capacity	193,379	334,180
Total liquidity	$237,805	$366,706
Operating Activities. During 2024, cash provided by operating activities was $76.7 million as compared to cash provided by operating activities of $144.3 million in 2023.
Net earnings during 2024 were $28.5 million compared to $34.4 million in 2023. The decrease in cash provided by operating activities resulted primarily from an increase in inventories of $36.9 million compared to a decrease of $29.5 million in the prior year, as well as increases in other working capital accounts primarily due to higher net sales and preparation for pre-season orders in our Temperature Control segment, and lower net earnings.
During the year ended December 31, 2023, we generated significant operating cash flow by reducing our inventory to more normalized levels while actively managing our accounts receivable and accounts payable. We continue to actively manage our working capital to maximize our operating cash flow.
Investing Activities. Cash used in investing activities was $418.7 million in 2024 as compared to $25.7 million in 2023. Investing activities during 2024 primarily consisted of (i) $372.5 million of cash paid for the acquisition of 100% of the shares of Nissens Automotive, net of cash acquired of $24.6 million, and (ii) capital expenditures of $44 million. The year-over-year increase in capital expenditures primarily relates to the implementation of upgraded automation equipment, racking and other equipment, as we invest in the start-up of our new distribution facility in Shawnee, Kansas.
Cash used in investing activities during 2023 primarily consisted of (i) the payment of $4.0 million for our acquisition of an additional 15% equity interest in Foshan GWO YNG SMP Vehicle Climate Control & Cooling Products Co., Ltd. (“Gwo Yng”) and (ii) capital expenditures of $28.6 million, partially offset by $6.8 million of cash acquired in the Gwo Yng step acquisition.
Financing Activities. Cash provided by financing activities was $349.5 million in 2024 as compared to cash used in financing activities of $109.6 million in 2023. In September 2024, the Company refinanced its existing 2022 Credit Agreement with a new five-year Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders (“2024 Credit Agreement”). Borrowings under the 2024 Credit Agreement were used to repay all outstanding borrowings under the 2022 Credit Agreement and to finance the Company's acquisition of Nissens Automotive and related transaction costs, and will be used for general corporate purposes of the Company and its subsidiaries.

During 2024, we (i) increased our borrowings under our 2024 Credit Agreement by $392 million, (ii) paid dividends to SMP shareholders of $25.3 million, and (iii) made cash payments for the repurchase of shares of our common stock of $10.4 million. These activities were funded with cash provided by our operating activities, in addition to borrowings under our 2024 Credit Agreement.
During 2023, we (i) reduced our borrowings under our 2022 Credit Agreement by $83.5 million; and (ii) paid dividends of $25.2 million and $0.7 million to SMP shareholders and shareholders of our noncontrolling interests, respectively. Cash provided by our operating activities was used to reduce our borrowings under our 2022 Credit Agreement, fund our investing activities and pay dividends.

Index
Quarterly dividends were paid at a rate of $0.29 in 2024 and 2023.
Liquidity
Our primary sources of funds are ongoing net cash flows from operating activities and availability under our 2024 Credit Agreement (as detailed below).
In May 2024 and July 2024, the Company amended it's then-existing Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders ("2022 Credit Agreement"), to transition from the Canadian Dollar Offered Rate (“CDOR”) to the Canadian Overnight Repo Rate Average (“CORRA”) for benchmark borrowings denominated in Canadian dollars and to provide for a new $125 million term loan and the use of funds available under the revolving credit facility to finance the acquisition of Nissens Automotive and related transaction costs. For additional information on our agreement to acquire Nissens Automotive see Note 2, “Business Combinations,” in the Notes to Consolidated Financial Statements in Item 8 of this Report.
In September 2024, the Company refinanced its existing 2022 Credit Agreement with a new five-year Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders (“2024 Credit Agreement”). The 2024 Credit Agreement matures on September 16, 2029 and provides for an approximately $750 million credit facility, comprised of (i) a $430 million multi-currency revolving credit facility ("global tranche"); (ii) a $10 million multi-currency revolving credit facility, available to one or more wholly-owned Danish subsidiaries of the Company ("Danish tranche"); (iii) a $200 million delayed draw term loan facility in U.S. dollars; and (iv) a 100 million euros delayed draw term loan facility. The revolving credit facility has a $25 million sublimit for the issuance of letters of credit, and a $30 million sublimit for the borrowing of swingline loans.
Borrowings under the 2024 Credit Agreement were used to repay all outstanding borrowings under the 2022 Credit Agreement and to finance the Company's acquisition of Nissens Automotive and related transaction costs, and will be used for general corporate purposes of the Company and its subsidiaries. The term loans amortize in quarterly installments of 1.25% in each of the first two years following the funding, 1.875% for the next year, and 2.50% in each quarter thereafter. The Company may request up to two one-year extensions of the maturity date.
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
Outstanding borrowings at December 31, 2024 under the 2024 Credit Agreement were $545.4 million, net of deferred financing costs, consisting of current borrowings of $25.2 million and long-term debt of $520.1 million; while outstanding borrowings at December 31, 2023, were $156 million, consisting of current borrowings of $5 million and long-term debt of $151 million. Letters of credit outstanding under the Credit Agreement were $2.5 million and $2.3 million at December 31, 2024 and 2023, respectively.

Index
To manage the interest rate risk on the 2024 Credit Agreement, the Company has entered into interest rate swap agreements designated as cash flow hedges of a portion of the borrowings under the 2024 Credit Agreement to swap floating rate interest to a fixed rate. For additional information see Note 17, "Derivative Financial Instruments" of the Notes to Consolidated Financial Statements in Item 8 of this Report.
At December 31, 2024, the weighted average interest rate on borrowings under the 2024 Credit Agreement was 5.6%, primarily consisting of Term SOFR for borrowings in U.S. dollars and EURIBOR for borrowings in euros, adjusted for the impact of the interest rate swap agreement on $100 million of the U.S. dollar borrowings. At December 31, 2023, the weighted average interest rate under our 2022 Credit Agreement was 5.0%, under Term SOFR, adjusted for the impact of the interest rate swap agreement on $100 million of borrowings. During the year ended December 31, 2024, our average daily alternative base rate loan balance was $0.7 million, compared to a balance of $0.1 million for the year ended December 31, 2023.
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
In November 2023, our Polish subsidiary, SMP Poland sp. z.o.o., further amended its overdraft facility with HSBC Continental Europe (Spolka Akcyjna) Oddzial w Polsce. The overdraft facility, as amended, provides for borrowings under the facility in euros and U.S. dollars. Under the amended terms, the overdraft facility provides for borrowings of up to Polish zloty 30 million (approximately $7.3 million) if borrowings are solely in Polish zloty, or up to 85% of the Polish zloty 30 million limit (approximately $6.2 million) if borrowings are in euros and/or U.S. dollars. The overdraft facility had an original maturity date in March 2024, with automatic three-month renewals until June 2027, subject to cancellation by either party, at its sole discretion, at least 30 days prior to the commencement of the three-month renewal period. The facility automatically renewed in December 2024 to a March 2025 maturity date. Borrowings under the amended overdraft facility will bear interest at a rate equal to (i) the one month Warsaw Interbank Offered Rate (“WIBOR”) + 1.0% for borrowings in Polish zloty, (ii) the one month Euro Interbank Offered Rate (“EURIBOR”) + 1.0% for borrowings in Euros, and (iii) the Mid-Point of the Fed Target Range + 1.25% for borrowings in U.S dollars. Borrowings under the overdraft facility are guaranteed by Standard Motor Products, Inc., the ultimate parent company. There were no borrowings outstanding under the overdraft facility at both December 31, 2024 and December 31, 2023.
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
Pursuant to these agreements, we sold $884.7 million and $830.8 million of receivables for the years ended December 31, 2024 and 2023, respectively. Receivables presented at financial institutions and not yet collected as of December 31, 2024 and December 31, 2023 were approximately $5.8 million and $4.5 million, respectively, and remained in our accounts receivable balance for those periods. All receivables sold were reflected as a reduction of accounts receivable in the consolidated balance sheet at the time of sale. A charge in the amount of $48.5 million, $46 million and $32 million related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022, respectively.
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
In January 2023, one of our customers filed a petition for bankruptcy and we recorded a $7 million pre-tax charge in selling, general and administrative expenses in our consolidated statement of operations during the year ended December 31, 2022 to reduce our accounts receivable balance to our estimated recovery.
In July 2022, our Board of Directors authorized the purchase of up to $30 million of our common stock under a stock repurchase program. Stock will be purchased under the program from time to time, in the open market or through private

Index
transactions, as market conditions warrant. To date, there have been 321,229 shares repurchased for a total cost of $10.4 million, all of which occurred during the first half of 2024. As of December 2023 there had been no repurchases of our common stock under the program.
Material Cash Commitments
Material cash commitments as of December 31, 2024 consist of required cash payments to service our outstanding borrowings of $545.4 million under our 2024 Credit Agreement with JPMorgan Chase Bank, N.A., as agent and the future minimum cash requirements of $144.8 million through 2034 under operating leases. All of our other cash commitments as of December 31, 2024 are not material. For additional information related to our material cash commitments, see Note 7, “Leases,” and Note 11, “Credit Facilities and Long-Term Debt,” of the Notes to Consolidated Financial Statements in Item 8 of this Report.
We anticipate that our cash flow from operations, available cash, and available borrowings under our 2024 Credit Agreement will be adequate to meet our future liquidity needs for at least the next twelve months. Significant assumptions underlie this belief, including, among other things, that we will be able to mitigate the future impact, if any, of disruptions in the supply chain caused by geo-political risks, future increases in interest rates, and significant inflationary cost increases in raw materials, labor and transportation that we are unable to pass through our customers, macroeconomic uncertainty, and that there will be no material adverse developments in our business, liquidity or capital requirements. If material adverse developments were to occur in any of these areas, there can be no assurance that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our 2024 Credit Agreement in amounts sufficient to enable us to pay the principal and interest on our indebtedness, or to fund our other liquidity needs. In addition, if we default on any of our indebtedness, or breach any financial covenant in our 2024 Credit Agreement, our business could be adversely affected.
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
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. We can give no assurances that actual results will not differ from those estimates. Although we do not believe that there is a reasonable likelihood that there will be a material change in the future estimates, or in the assumptions that we use in calculating the estimates, the uncertain future effects, if any, of the disruptions in the supply chain caused by geo-political risks, future increases in interest rates, inflation, macroeconomic uncertainty, and other unforeseen changes in the industry, or business, could materially impact the estimates, and may have a material adverse effect on our business, financial condition and results of operations.

Index
Valuation of Long‑Lived and Intangible Assets and Goodwill
The company accounts for business combinations using the acquisition method and accordingly, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree are generally recorded at their acquisition date fair values. At acquisition, we estimate and record the fair value of purchased intangible assets, which primarily consist of customer relationships, trademarks and trade names, and patents, developed technology and intellectual property. Intangible assets acquired through business combinations are subject to potential adjustments within the measurement period, which is up to one year from the acquisition date.
Valuing intangible assets requires the use of significant estimates and assumptions. Significant estimates and assumptions used in valuing customer relationships include but are not limited to: (i) forecasted revenues attributable to existing customers; (ii) forecasted margins; (iii) customer attrition rates; and (iv) the discount rate. Identifiable intangible assets with finite lives are amortized over their useful lives generally on a straight-line basis.
Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. The primary drivers that generate goodwill are the value of synergies between the acquired entities and the company and the acquired assembled workforce, neither of which qualifies as a separately identifiable intangible asset. Goodwill and certain other intangible assets having indefinite lives are not amortized to earnings, but instead are subject to periodic testing for impairment. Intangible assets determined to have definite lives are amortized over their remaining useful lives. We believe that the fair value of acquired identifiable net assets, including intangible assets, are based upon reasonable estimates and assumptions.
We assess long‑lived assets, identifiable intangible assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. With respect to goodwill and identifiable intangible assets having indefinite lives, we test for impairment on an annual basis or in interim periods if an event occurs or circumstances change that may indicate the fair value is below its carrying amount. Factors we consider important, which could trigger an impairment review, include the following: (a) significant underperformance relative to expected historical or projected future operating results; (b) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (c) significant negative industry or economic trends. We review the fair values using the discounted cash flows method and market multiples.
When performing our evaluation of goodwill for impairment, if we conclude qualitatively that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then a quantitative impairment test would not be required. If we are unable to reach this conclusion, then we would perform a quantitative impairment test. In performing the quantitative impairment test, the fair value of the reporting unit is compared to its carrying amount. A charge for impairment is recognized by the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.
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

Index
As is our accounting policy, we consider the advice of actuarial consultants with experience in assessing asbestos-related liabilities to estimate our potential claim liability; and perform an actuarial evaluation in the third quarter of each year and whenever events or changes in circumstances indicate that additional provisions may be necessary. The methodology used to project asbestos-related liabilities and costs in our actuarial study considered: (i) historical data available from publicly available studies; (ii) an analysis of our recent claims history to estimate likely filing rates into the future; (iii) an analysis of our currently pending claims; (iv) an analysis of our settlements and awards of asbestos-related damages to date; and (v) an analysis of closed claims with pay ratios and lag patterns in order to develop average future settlement values. Based on the information contained in the actuarial study and all other available information considered by us, we have concluded that no amount within the range of settlement payments and awards of asbestos-related damages was more likely than any other and, therefore, in assessing our asbestos liability we compare the low end of the range to our recorded liability to determine if an adjustment is required. Future legal costs are expensed as incurred and reported in earnings (loss) from discontinued operations in the accompanying statement of operations.
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
ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk, primarily related to foreign currency exchange and interest rates. These exposures are actively monitored by management. Our exposure to foreign exchange rate risk is due to certain costs, revenues and borrowings being denominated in currencies other than one of our subsidiary’s functional currency and net investments in our foreign subsidiaries. Similarly, we are exposed to market risk as the result of changes in interest rates, which may affect the cost of our financing. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures. We do not hold or issue derivative financial instruments for trading or speculative purposes.
Exchange Rate Risk
We have exchange rate exposure, primarily, with respect to the Canadian dollar, the euro, the British pound, the Polish zloty, the Hungarian forint, the Mexican peso, the Danish kroner, the Taiwan dollar, the Chinese yuan renminbi and the Hong Kong dollar. As of December 31, 2024 and December 31, 2023, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore, the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the incremental effect of such a change on our foreign currency denominated revenues.
Interest Rate Risk
We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To reduce our market risk for changes in interest rates on our variable rate borrowings, and to manage a portion of our exposure to changes in interest rates, we occasionally enter into interest rate swap agreements.
In 2022, we entered into an interest rate swap agreement with a notional amount of $100 million that matures in May 2029. The interest rate swap agreement is designated as a cash flow hedge of interest payments on $100 million of borrowings

Index
under our 2024 Credit Agreement. Under the terms of the swap agreement, we will receive monthly variable interest payments based on one month Term SOFR and will pay interest based on a fixed rate of 2.683% per annum.
In October 2024, we entered into an interest rate swap agreement with an initial notional amount of €100 million that matures in March 2030. At December 31, 2024, the notional amount was $103.9 million or €100 million. The interest rate swap agreement is designated as a cash flow hedge of interest payments on euro denominated borrowings under our 2024 Credit Agreement equal to the notional amount of the interest rate swap agreement. The notional amount of the interest rate swap will decrease quarterly starting from June 2025. Under the terms of the swap agreement, we will receive monthly variable interest payments based on one month EURIBOR and will pay interest based on a fixed rate of 2.11% per annum.
As of December 31, 2024, we had approximately $545.4 million of outstanding borrowings under our 2024 Credit Agreement, net of deferred financing costs, of which approximately $445.4 million bears interest at variable rates of interest and $100 million bears interest at fixed rates, after consideration of the interest rate swap agreements entered into in June 2022 and October 2024. Additionally, we invest our excess cash in highly liquid short-term investments. Based upon our current level of borrowings under our 2024 Credit Agreement and our excess cash, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate may have an approximate $5 million annualized negative impact on our earnings or cash flows.
In addition, we are party to several supply chain financing arrangements, in which we may sell certain of our customers’ trade accounts receivable to such customers’ financial institutions. We sell our undivided interests in certain of these receivables at our discretion when we determine that the cost of these arrangements is less than the cost of servicing our receivables with existing debt. During the year ended December 31, 2024, we sold $884.7 million of receivables. Depending upon the level of sales of receivables pursuant these agreements, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the margin rate may have an approximate $8.8 million negative impact on our earnings or cash flows. The charge related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations.

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
We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control - Integrated Framework. Based on our assessment using those criteria, we concluded that, as of December 31, 2024, our internal control over financial reporting is effective.
As permitted by SEC guidance, the scope of management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 excluded AX V Nissens III ApS (now known as SMP Nissens III ApS) and its direct and indirect subsidiaries (“Nissens Automotive”), which we acquired in November 2024. Nissens Automotive's total assets and net sales represented approximately 27% and 2%, respectively, of the consolidated total assets and net sales of Standard Motor Products, Inc. as of and for the year ended December 31, 2024. We are currently in the process of evaluating and integrating the acquired operations, processes and internal controls.
Our independent registered public accounting firm, KPMG LLP, has audited our consolidated financial statements as of and for the year ended December 31, 2024 and has also audited the effectiveness of our internal control over financial reporting as of December 31, 2024. KPMG’s report appears on the following pages of this “Item 8. Financial Statements and Supplementary Data.”

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Standard Motor Products, Inc. and Subsidiaries:
Opinion on Internal Control Over Financial Reporting
We have audited Standard Motor Products, Inc and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement Schedule II, Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated February 27, 2025 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Nissens Automotive during 2024, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, Nissens Automotive’s internal control over financial reporting associated with 27% of total assets and 2% of total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2024. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Nissens Automotive.
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
February 27, 2025

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Standard Motor Products, Inc. and Subsidiaries:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Standard Motor Products, Inc. and Subsidiaries’ (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2024, and the related notes and financial statement Schedule II Valuation and Qualifying Accounts (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Asbestos liability and litigation
As discussed in Notes 1 and 23 to the consolidated financial statements, the Company is involved in asbestos litigation and has a potential asbestos liability. As of December 31, 2024, the accrued asbestos liability was $94.6 million. The Company’s asbestos liability represents the low end of the actuarially determined range of the undiscounted liability for settlement payments and awards of asbestos related damages, excluding legal costs and any potential recovery from insurance carriers.
We identified the assessment of the asbestos liability recorded as a critical audit matter. This required subjective auditor judgment, due to the nature of the estimate and assumptions, including the applicability of those assumptions to

Index
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
Fair value of a tradename and customer relationships intangible assets acquired in the Nissens Automotive transaction
As discussed in Notes 1 and 2 to the consolidated financial statements, on November 1, 2024, the Company acquired all issued and outstanding shares of European automotive aftermarket parts supplier, AX V Nissens III ApS (now known as SMP Nissens III ApS) and its direct and indirect subsidiaries (Nissens Automotive), which was accounted for as a business combination. The purchase price was €366.8 million (approximately $397.1 million), of which, a preliminary estimated fair value of $76.7 million and $150.4 million was allocated to tradenames and customer relationships intangible assets, respectively. The fair value measurements of the tradename and customer relationships intangible assets was determined using the multi-period excess earnings method and the relief-from-royalty method under the income approach for customer relationships and trade names, respectively.
We identified the evaluation of the acquisition-date preliminary fair values of the acquired tradename and the customer relationships intangible assets as a critical audit matter. A high degree of subjective auditor judgement was required to evaluate the revenue growth rates, expected customer attrition rate, and the discount rate applied. Changes in these assumptions could have a significant effect on the fair values. Additionally, the evaluation of the discount rate and the attrition rate required specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition-date valuation process. This included controls related to the determination of the revenue growth rates, expected customer attrition rate, and discount rate used in the Company’s model. We evaluated the revenue growth rates by comparing to Nissens Automotive’s historical financial results and forecasted revenue trends of certain peer companies and relevant industry data. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s discount rate by comparing it to an independently developed range of discount rates using publicly available market data for comparable entities
•evaluating the customer attrition rate by comparing it to attrition rates implied from the useful lives sourced from benchmarking similar transactions in the Company’s industry
/s/ KPMG LLP
We have served as the Company’s auditor since 2010.
New York, New York
February 27, 2025

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except share and per share data)	2024	2023	2022

Net sales	$1,463,849	$1,358,272	$1,371,815
Cost of sales	1,040,528	969,446	989,276
Gross profit	423,321	388,826	382,539
Selling, general and administrative expenses	335,104	293,583	276,626
Restructuring and integration expenses	7,668	2,642	1,891
Other income, net	75	76	113
Operating income	80,624	92,677	104,135
Other non-operating income, net	6,877	2,326	4,814
Interest expense	13,512	13,287	10,617
Earnings from continuing operations before income taxes	73,989	81,716	98,332
Provision for income taxes	19,385	18,368	25,206
Earnings from continuing operations	54,604	63,348	73,126
Loss from discontinued operations, net of income tax benefit of $10,188, $6,216 and $2,975	(26,128)	(28,996)	(17,691)
Net earnings	28,476	34,352	55,435
Net earnings attributable to noncontrolling interest	976	204	84
Net earnings attributable to SMP (a)	$27,500	$34,148	$55,351

Net earnings (loss) attributable to SMP
Continuing operations	53,628	63,144	73,042
Discontinued operations	(26,128)	(28,996)	(17,691)
Net earnings attributable to SMP	$27,500	$34,148	$55,351

Per common share data
Basic:
Continuing operations	$2.46	$2.91	$3.37
Discontinued operations	(1.20)	(1.34)	(0.82)
Net earnings attributable to SMP per common share	$1.26	$1.57	$2.55

Diluted:
Continuing operations	$2.41	$2.85	$3.30
Discontinued operations	(1.17)	(1.31)	(0.80)
Net earnings attributable to SMP per common share	1.24	1.54	2.50

Dividends declared per common share	$1.16	$1.16	$1.08

Weighted average number of common shares, basic	21,801,141	21,716,177	21,683,719
Weighted average number of common shares, diluted	22,237,060	22,161,341	22,139,981
(a)Throughout this Form 10-K, “SMP” refers to Standard Motor Products, Inc. and subsidiaries.
See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2024	2023	2022

Net earnings	$28,476	$34,352	$55,435
Other comprehensive income (loss), net of tax:
Foreign currency translation	(20,973)	7,447	(8,222)
Cash flow hedges	1,025	(924)	3,823
Postretirement benefit plans	(11)	(13)	(15)
Total other comprehensive income (loss), net of tax	(19,959)	6,510	(4,414)
Total comprehensive income	8,517	40,862	51,021
Comprehensive income (loss) attributable to noncontrolling interest, net of tax:
Net earnings	976	204	84
Foreign currency translation	(101)	14	(113)
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	875	218	(29)
Comprehensive income attributable to SMP	$7,642	$40,644	$51,050
See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share data)	2024	2023

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,426	$32,526
Accounts receivable, less allowances for discounts and expected credit losses of $5,472 and $8,045 in 2024 and 2023, respectively	210,719	160,282
Inventories	624,913	507,075
Unreturned customer inventories	16,163	18,240
Prepaid expenses and other current assets	25,703	26,100
Total current assets	921,924	744,223

Property, plant and equipment, net	168,735	121,872
Operating lease right-of-use assets	109,899	100,065
Goodwill	241,418	134,729
Customer relationships intangibles, net	210,430	76,017
Other intangibles, net	90,540	16,291
Deferred income taxes	13,199	40,533
Investments in unconsolidated affiliates	24,842	24,050
Other assets	33,139	35,267
Total assets	$1,814,126	$1,293,047
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of revolving credit facility	$10,800	$—
Current portion of term loan and other debt	16,317	5,029
Accounts payable	148,009	107,455
Sundry payables and accrued expenses	84,936	63,303
Accrued customer returns	46,471	38,238
Accrued core liability	12,807	18,399
Accrued rebates	76,168	42,278
Payroll and commissions	40,964	29,561
Total current liabilities	436,472	304,263

Long-term debt	535,197	151,182
Noncurrent operating lease liabilities	98,214	88,974
Other accrued liabilities	29,593	25,742
Accrued asbestos liabilities	84,568	72,013
Total liabilities	1,184,044	642,174
Commitments and contingencies

Stockholders’ equity:
Common Stock - par value $2.00 per share:
Authorized 30,000,000 shares, issued 23,936,036 shares	47,872	47,872
Capital in excess of par value	100,135	101,751
Retained earnings	575,385	573,226
Accumulated other comprehensive income	(25,832)	(5,974)
Treasury stock - at cost (2,077,877 shares and 2,018,982 shares in 2024 and 2023, respectively)	(81,815)	(81,811)
Total SMP stockholders’ equity	615,745	635,064
Noncontrolling interest	14,337	15,809
Total stockholders’ equity	630,082	650,873
Total liabilities and stockholders’ equity	$1,814,126	$1,293,047
See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2024	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$28,476	$34,352	$55,435
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	31,413	29,022	28,298
Amortization of deferred financing cost	1,911	491	421
Increase (decrease) to allowance for expected credit losses	732	2,943	(757)
Increase to inventory reserves	4,155	3,068	6,035
Customer bankruptcy charge	—	—	7,002
Equity income from joint ventures	(4,274)	(2,070)	(3,464)
Employee stock ownership plan allocation	2,787	2,966	2,296
Stock-based compensation	6,127	6,598	8,178
(Increase) in deferred income taxes	(9,996)	(6,952)	(713)
Increase in tax valuation allowance	770	674	1,068
Loss on discontinued operations, net of tax	26,128	28,996	17,691
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(8,753)	7,965	6,916
(Increase) decrease in inventories	(36,883)	29,494	(67,495)
(Increase) decrease in prepaid expenses and other current assets	856	(70)	(5,509)
Increase (decrease) in accounts payable	8,166	19,645	(48,604)
Increase (decrease) in sundry payables and accrued expenses	24,170	(4,284)	(29,089)
Net changes in other assets and liabilities	908	(8,578)	(5,242)
Net cash provided by (used in) operating activities	76,693	144,260	(27,533)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of and investments in businesses	(372,491)	(3,954)	(1,934)
Cash acquired in acquisitions	—	6,779	—
Capital expenditures	(44,018)	(28,633)	(25,956)
Other investing activities	(2,174)	108	73
Net cash used in investing activities	(418,683)	(25,700)	(27,817)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under term loans	211,457	—	100,000
Repayments of term loans	(93)	(5,000)	(2,500)
Net borrowings (repayments) under revolving credit facilities	180,671	(78,500)	16,702
Net borrowings (repayments) of other debt and lease obligations	595	(58)	(2,895)
Purchase of treasury stock	(10,428)	—	(29,656)
Payments of debt issuance costs	(5,133)	—	(2,128)
Increase (decrease) in overdraft balances	166	(189)	(595)
Dividends paid	(25,341)	(25,164)	(23,428)
Dividends paid to noncontrolling interest	(2,347)	(700)	—
Net cash provided by (used in) financing activities	349,547	(109,611)	55,500
Effect of exchange rate changes on cash	4,343	2,427	(755)
Net increase (decrease) in cash and cash equivalents	11,900	11,376	(605)
CASH AND CASH EQUIVALENTS at beginning of year	32,526	21,150	21,755
CASH AND CASH EQUIVALENTS at end of year	$44,426	$32,526	$21,150

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$14,044	$14,597	$9,892
Income taxes	$19,841	$16,019	$25,015
See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2024, 2023 and 2022

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total SMP	Non- controlling Interest	Total
BALANCE AT DECEMBER 31, 2021	$47,872	$105,377	$532,319	$(8,169)	$(75,819)	$601,580	$11,047	$612,627
Net earnings	—	—	55,351	—	—	55,351	84	55,435
Other comprehensive loss, net of tax	—	—	—	(4,301)	—	(4,301)	(113)	(4,414)
Cash dividends paid	—	—	(23,428)	—	—	(23,428)	—	(23,428)
Purchase of treasury stock	—	—	—	—	(29,656)	(29,656)	—	(29,656)
Stock-based compensation	—	(131)	—	—	8,309	8,178	—	8,178
Employee Stock Ownership Plan	—	369	—	—	1,927	2,296	—	2,296
BALANCE AT DECEMBER 31, 2022	47,872	105,615	564,242	(12,470)	(95,239)	610,020	11,018	621,038
Noncontrolling interest in step acquisition	—	—	—	—	—	—	5,273	5,273
Net earnings	—	—	34,148	—	—	34,148	204	34,352
Other comprehensive loss, net of tax	—	—	—	6,496	—	6,496	14	6,510
Cash dividends paid	—	—	(25,164)	—	—	(25,164)	—	(25,164)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(700)	(700)
Stock-based compensation	—	(3,880)	—	—	10,478	6,598	—	6,598
Employee Stock Ownership Plan	—	16	—	—	2,950	2,966	—	2,966
BALANCE AT DECEMBER 31, 2023	47,872	101,751	573,226	(5,974)	(81,811)	635,064	15,809	650,873
Net earnings	—	—	27,500	—	—	27,500	976	28,476
Other comprehensive loss, net of tax	—	—	—	(19,858)	—	(19,858)	(101)	(19,959)
Cash dividends paid	—	—	(25,341)	—	—	(25,341)	—	(25,341)
Purchase of treasury stock	—	—	—	—	(10,428)	(10,428)	—	(10,428)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(2,347)	(2,347)
Stock-based compensation	—	(1,619)	—	—	7,640	6,021	—	6,021
Employee Stock Ownership Plan	—	3	—	—	2,784	2,787	—	2,787
BALANCE AT DECEMBER 31, 2024	$47,872	$100,135	$575,385	$(25,832)	$(81,815)	$615,745	$14,337	$630,082
See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Principles of Consolidation & Basis of Presentation
Standard Motor Products, Inc. and its subsidiaries (referred to hereinafter in these notes to the consolidated financial statements as “we,” “us,” “our,” “SMP,” or the “Company”) is a leading manufacturer and distributor of premium replacement parts in the automotive aftermarket, and a custom-engineered solutions provider to vehicle and equipment manufacturers in diverse non-aftermarket end markets. Our automotive aftermarket is comprised of three segments, Vehicle Control, Temperature Control and Nissens Automotive, while our Engineered Solutions segment offers a broad array of conventional and future-oriented technologies in markets for commercial and light vehicles, construction, agriculture, power sports, marine, hydraulics and lawn and garden. We sell our products primarily to retailers, warehouse distributors, original equipment manufacturers and original equipment service part operations in the United States, Canada, Europe, Asia, Mexico and other Latin American countries. In addition to our legacy SMP business, we acquired European automotive aftermarket parts supplier AX V Nissens III ApS (now known as SMP Nissens III ApS) and its direct and indirect subsidiaries (“Nissens Automotive”) in a transaction which closed on November 1, 2024. Nissens Automotive develops, manufactures and markets products within the areas of engine cooling, air conditioning climate systems, and engine efficiency within the automotive aftermarket industry, primarily in Europe. Nissens Automotive will serve as our fourth business segment. For further information and disclosures regarding the Nissens Automotive acquisition, refer to Note 2, "Business Combinations."
These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") and include our accounts and all domestic and international companies that we control. In addition, we use the equity method, to include our share of the results of certain affiliates based on our economic interest, our ability to exercise significant influence over the operating or financial decisions of these affiliates or our ability to direct their economic resources. We do not control these affiliates, as our ownership in these other affiliates is generally 50% or less. All significant inter-company items have been eliminated.
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
Reportable Segments
Our business comprises of four operating segments – Vehicle Control, Temperature Control and Engineered Solutions from our legacy SMP business and a fourth operating segment, Nissens Automotive, which was created in the fourth quarter of 2024 as a result of our acquisition of Nissens Automotive. Our operating segment structure aligns our operations with our strategic focus on diversifying our business, provides greater transparency into our positioning to capture

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
opportunities for growth in the future, and provides clarity regarding the unique dynamics and margin profiles of the markets served by each segment.
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
We also evaluate inventories on a regular basis to identify inventory on hand that may be obsolete or in excess of current and future projected market demand. For inventory deemed to be obsolete, we provide a reserve on the full value of the inventory. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates our estimate of future demand. Future projected demand requires management judgment and is based upon (a) our review of historical trends and (b) our estimate of projected customer specific buying patterns and trends in the industry and markets in which we do business. Using rolling twelve month historical information, we estimate future demand on a continuous basis. The historical volatility of such estimates has been minimal. We maintain provisions for inventory reserves of $43.7 million and $42.9 million as of December 31, 2024 and 2023, respectively.
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
In addition, many of our customers can return inventory to us based upon customer warranty and overstock arrangements within customer specific limits. At the time products are sold, we accrue a liability for product warranties and overstock returns and record an asset for unreturned customer inventory based on our estimate of anticipated customer returns. Estimates are based upon historical information on the nature, frequency and probability of the customer return. Unreturned core, warranty and overstock customer inventory is recorded at standard cost. Revision to these estimates is made when necessary, based upon changes in these factors. We regularly study trends of such claims.

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
Business Combinations and Intangible Assets Including Goodwill
The company accounts for business combinations using the acquisition method and accordingly, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree are generally recorded at their acquisition date fair values. At acquisition, we estimate and record the fair value of purchased intangible assets, which primarily consist of customer relationships, trademarks and trade names, and patents, developed technology and intellectual property. Intangible assets acquired through business combinations are subject to potential adjustments within the measurement period, which is up to one year from the acquisition date.
Valuing intangible assets requires the use of significant estimates and assumptions. Significant estimates and assumptions used in valuing customer relationships include but are not limited to: (i) forecasted revenues attributable to existing customers; (ii) forecasted margins; (iii) customer attrition rates; and (iv) the discount rate. Identifiable intangible assets with finite lives are amortized over their useful lives generally on a straight-line basis.
Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. The primary drivers that generate goodwill are the value of synergies between the acquired entities and the company and the acquired assembled workforce, neither of which qualifies as a separately identifiable intangible asset. Goodwill and certain other intangible assets having indefinite lives are not amortized to earnings, but instead are subject to periodic testing for impairment. Intangible assets determined to have definite lives are amortized over their remaining useful lives. We believe that the fair value of acquired identifiable net assets, including intangible assets, are based upon reasonable estimates and assumptions.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Acquisition related costs, including advisory, legal, accounting, valuation and pre-close and other costs, are typically expensed in the periods in which the costs are incurred and are recorded in selling, general and administrative expenses within the statement of operations. The results of operations of acquired businesses are included in the Consolidated Financial Statements from the acquisition date.
Impairment
We assess long‑lived assets, identifiable intangible assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. With respect to goodwill and identifiable intangible assets having indefinite lives, we test for impairment on an annual basis or in interim periods if an event occurs or circumstances change that may indicate the fair value is below its carrying amount. Factors we consider important, which could trigger an impairment review, include the following: (a) significant underperformance relative to expected historical or projected future operating results; (b) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (c) significant negative industry or economic trends. We review the fair values using the discounted cash flows method and market multiples.
When performing our evaluation of goodwill for impairment, if we conclude qualitatively that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then a quantitative impairment test would not be required. If we are unable to reach this conclusion, then we would perform a quantitative impairment test. In performing the quantitative impairment test, the fair value of the reporting unit is compared to its carrying amount. A charge for impairment is recognized by the amount by which the reporting unit’s carrying amount exceeds its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.
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
Foreign Currency Translation
Assets and liabilities of our foreign operations are translated into U.S. dollars at year-end exchange rates. Income statement accounts are translated using the average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) and remain there until the underlying foreign operation is liquidated or substantially disposed of. Foreign currency transaction gains or losses are recorded in other non-operating income (expense), net in our statement of operations.
Revenue Recognition
We derive our revenue primarily from vehicle aftermarket sales in our Vehicle Control, Temperature Control and Nissens Automotive segments, and non-aftermarket sales in our Engineered Solutions Segment. We recognize revenues when our performance obligation has been satisfied and the control of products has been transferred to a customer which typically occurs upon shipment. Revenue is measured as the amount of consideration we expect to receive in exchange for the transfer of goods or provision of services. The amount of consideration we receive and revenue we recognize depends on the marketing incentives, product warranty and overstock returns we offer to our customers. For certain of our sales of remanufactured products, we also charge our customers a deposit for the return of a used core component which we can use

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
in our future remanufacturing activities. Such deposit is not recognized as revenue at the time of the sale but rather carried as a core liability. At the same time, we estimate the core expected to be returned from the customer and record the estimated return as unreturned customer inventory. The liability is extinguished when a core is actually returned to us, or at period end when we estimate and recognize revenue for the core deposits not expected to be returned. We estimate and record provisions for cash discounts, quantity rebates, sales returns and warranties in the period the sale is recorded, based upon our prior experience and current trends. Significant management judgments and estimates are made in estimating sales returns and allowances relating to revenue recognized in any accounting period.
Product Warranty and Overstock Returns
Many of our products carry a warranty ranging from a 90-day limited warranty to a lifetime limited warranty, which generally covers defects in materials or workmanship and failure to meet industry published specifications and/or the result of installation error. In addition to warranty returns, we also permit our customers to return new, undamaged products to us within customer-specific limits (which are generally limited to a specified percentage of their annual purchases from us) in the event that they have overstocked their inventories. At the time products are sold, we accrue a liability for product warranties and overstock returns as a percentage of sales based upon estimates established using historical information on the nature, frequency and average cost of the claim and the probability of the customer return. At the same time, we record an estimate of anticipated customer returns as unreturned customer inventory. Significant judgments and estimates are made in connection with establishing the sales returns and other allowances in any accounting period. Revision to these estimates is made when necessary, based upon changes in these factors. We regularly study trends of such claims.
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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Asbestos Litigation
In evaluating our potential asbestos-related liability, we have considered various factors including, among other things, an actuarial study of the asbestos related liabilities performed by an independent actuarial firm, our settlement amounts and whether there are any co-defendants, the jurisdiction in which lawsuits are filed, and the status and results of such claims. As is our accounting policy, we consider the advice of actuarial consultants with experience in assessing asbestos-related liabilities to estimate our potential claim liability; and perform an actuarial evaluation in the third quarter of each year and whenever events or changes in circumstances indicate that additional provisions may be necessary. The methodology used to project asbestos-related liabilities and costs in our actuarial study considered: (i) historical data available from publicly available studies; (ii) an analysis of our recent claims history to estimate likely filing rates into the future; (iii) an analysis of our currently pending claims; (iv) an analysis of our settlements and awards of asbestos-related damages to date; and (v) an analysis of closed claims with pay ratios and lag patterns in order to develop average future settlement values. Based on the information contained in the actuarial study and all other available information considered by us, we have concluded that no amount within the range of settlement payments and awards of asbestos-related damages was more likely than any other and, therefore, in assessing our asbestos liability we compare the low end of the range to our recorded liability to determine if an adjustment is required. Future legal costs are expensed as incurred and reported in earnings (loss) from discontinued operations in the accompanying statement of operations.
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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Foreign Cash Balances
Substantially all of the cash and cash equivalents, including foreign cash balances, at December 31, 2024 and 2023 were uninsured. Foreign cash balances at December 31, 2024 and 2023 were $42.5 million and $30.5 million, respectively.
Derivative Instruments and Hedging Activities
We occasionally use derivative financial instruments to reduce our market risk for changes in interest rates on our variable rate borrowings. Derivative financial instruments are recorded at fair value in other current and long-term assets, and other current and long-term liabilities in the consolidated balance sheets. For derivative financial instruments that have been formally designated as cash flow hedges, provided that the hedging instrument is highly effective, the entire change in the fair value of the derivative will be deferred and recorded in accumulated other comprehensive income (“AOCI”) in the consolidated balance sheets. When the underlying hedged transaction is realized (i.e., when the interest payments on the underlying borrowing are recognized in the consolidated statements of operations), the gain/loss included in AOCI is recorded in earnings and reflected on the same line as the gain/loss on the hedged item attributable to the hedged risk (i.e., interest expense for cash flow hedges of interest rate risk). At the inception of each transaction, we formally document the hedge relationship, including the identification of the hedge instrument, the related hedged items, the effectiveness of the hedge, as well as its risk management objectives and strategies.
Recently Adopted Accounting Pronouncements
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This accounting standards update improves segment disclosure requirements, primarily through expanding the disclosures to include significant segment expenses incurred by the business. To achieve these disclosures the following items are required by ASU 2023-07: (i) significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss; (ii) the amount and description of the composition of other segment items to reconcile to segment profit and loss; and (iii) the CODM’s title and position and how the CODM uses the reported segment measures to allocate resources. Additionally, ASU 2023-07 requires interim disclosures of all reportable segment profit or loss and assets previously required annually by Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023 and as such we have expanded our disclosures in Note 21, "Industry Segment and Geographic Data," of the notes to our consolidated financial statements and recast comparative periods.
Standards that are not yet adopted as of December 31, 2024
ASU 2023-09, Income Taxes (Topic 270): Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 270): Improvements to Income Tax Disclosures. This accounting standards update will improve transparency and decision making usefulness of income tax disclosures. ASU 2023-09 will expand the annual required income effective tax rate reconciliation disclosures to include disclosure of (i) eight specific categories of rate reconciling items; (ii) additional information for reconciling items that meet or exceed a quantitative threshold; and (iii) expand the required disclosures to include reconciling percentages as well as reported

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
amounts. Additionally, ASU 2023-09 will expand required interim and annual disclosures of income taxes paid to include the disaggregation by federal, state and foreign jurisdictions, with expanded disclosures required annually.
The ASU is effective for annual reporting periods beginning after December 15, 2024, which for us is January 1, 2025, with full retrospective application required to all prior periods presented. Early adoption is permitted.
We are currently evaluating the full impact of adopting ASU 2023-09 on our consolidated financial statements, disclosures, processes and controls. We will adopt the guidance when it becomes effective.
ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). This accounting standards update seeks to provide investors and users of the financial statements with clearer information regarding companies' cost structures by disaggregating expense line items in the income statement. ASU 2024-03 requires the following disclosures, in tabular format in the notes to the financial statements for public business entities, at each interim and annual reporting period: (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, (e) depreciation, depletion, and amortization recognized as part of oil and gas producing activities that are already included in each relevant expense caption. The ASU defines a relevant expense caption as an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed in (a)–(e).
Furthermore, the ASU requires the disclosure table to include (i) certain amounts that are already required to be disclosed under U.S. GAAP in the same disclosure as the other disaggregation requirements, (ii) a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and (iii) the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.

ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, which for us is January 1, 2027 and January 1, 2028, respectively. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted.

This new standard, once adopted, will require us to disclose expenses in a more detailed and granular way than we do in these consolidated financial statements. We are currently evaluating the full impact of adopting ASU 2024-03 on our consolidated financial statements, disclosures, processes and controls. We will adopt the guidance when it becomes effective.
We have reviewed all other recently issued accounting pronouncements and concluded they were either not applicable or not expected to have a material impact on the Company’s consolidated financial statements.
2. Business Combinations
Acquisition of Nissens Automotive
On November 1, 2024, we acquired all the issued and outstanding shares of European automotive aftermarket parts supplier, AX V Nissens III ApS (now known as SMP Nissens III ApS) and its direct and indirect subsidiaries (“Nissens Automotive”) for €366.8 million (approximately $397.1 million), the purchase price consideration, from Nordic private equity firm, Axcel V K/S, and the Nissen family. The acquired Nissens Automotive business was paid for with cash funded by borrowing from our revolving credit facility and term loans, under the 2024 Credit Agreement. The acquisition of Nissens Automotive, a leading European supplier of thermal management and engine efficiency products for the automotive aftermarket, aligns with our strategy to become an aftermarket leader in North America and Europe across our key product categories. Through this acquisition, we will take advantage of collaboration for growth through cross-selling

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
opportunities as well as bi-directional synergies with significant savings potential. The Nissens Automotive operating segment was created in the fourth quarter as a result of the acquisition.
As of February 27, 2025, the purchase price allocation is considered preliminary and was based upon a preliminary valuation. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the valuation of identifiable intangible assets acquired.
We determined the fair value of acquired intangible assets using the multi-period excess earnings method and the relief-from-royalty method under the income approach for customer relationships and trade names, respectively. These methods generally forecast expected future net cash flows discretely associated with each of the identified intangible assets and adjust the forecasts to present value by applying a discount rate intended to reflect risk factors associated with the cash flows and the time value of money.
In addition to the consideration transferred to complete the transaction, we incurred closing and other acquisition related costs of $8 million recorded as selling, general and administrative costs within the statement of operations during the year ended December 31, 2024.
The following table summarizes the allocation of the acquisition purchase consideration to the identifiable assets acquired and liabilities assumed based on their fair values (in thousands):

Total purchase consideration(a)		$397,111

Cash and cash equivalents	24,620
Accounts receivable	48,460
Inventories	88,337
Unreturned customer inventories	1,820
Prepaid expenses and other current assets	1,033
Property, plant and equipment	29,048
Operating lease right-of-use assets	8,625
Customer relationships intangibles(c)	150,400
Other intangibles(c)	78,871
Other assets	407
Total assets acquired	431,621
Current portion of term loan and other debt	1,749
Accounts payable	34,568
Sundry payables and accrued expenses	19,836
Accrued customer returns	3,360
Accrued rebates	24,732
Payroll and commissions	3,294
Long-term debt	14,423
Noncurrent operating lease liabilities	5,501
Other accrued liabilities	1,371
Deferred tax liabilities	37,870
Total liabilities assumed	146,704
Net assets acquired		284,917
Goodwill(b)		$112,194
(a) Total purchase consideration is the cash paid of $397.1 million for the acquisition.
(b) Goodwill is deductible for tax purposes
(c) Intangible assets comprise of capitalized computer software of $2.2 million and the following preliminary valuation of identifiable intangible assets (in thousands):

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Gross Carrying Amount	Weighted-Average Useful Life (in Years)
Customer relationships	$150,400	16
Trade names - Nissens & AVA	75,600	Indefinite
Trade names - Highway	1,100	15
Other intangibles	$227,100

Unaudited Supplemental Pro Forma Financial Information

The following unaudited supplemental pro forma information presents the combined results of operations for the years ended December 31, 2024 and 2023, respectively, as if the Nissens Automotive acquisition was completed on January 1, 2023. The pro forma financial information presented below is for illustrative purposes and is not indicative of the operating results that would have been realized if the acquisition had been completed on January 1, 2023, nor is it indicative of future operating results (in thousands):

	Year Ended December 31,
	2024	2023
Net sales	$1,704,858	$1,615,110
Net earnings attributable to SMP	39,907	18,870

The unaudited supplemental pro forma financial information includes adjustments for (i) amortization and depreciation totaling $3.4 million and $4.1 million for the years ended December 31, 2024 and 2023, respectively, that would have been recognized for the acquired intangible assets and the fair value adjustment of property, plant and equipment; (ii) amortization expense for deferred financing costs of $14.5 million and $18.2 million for the years ended December 31, 2024 and 2023, respectively and (iii) the estimated income tax benefit on the unaudited pro forma financial adjustments.

The unaudited supplemental pro forma financial information assumes that the following were incurred during the year ended December 31, 2023: (i) $9.4 million for amortization of the inventory fair-value adjustment, (ii) $1.6 million for acquisition related transaction costs, (iii) $1.8 million for employee retention bonus expense and (iv) the related estimated income tax benefits. The pro forma financial information does not reflect any expected revenue or cost synergies.

Increase in Equity Investment - Foshan GWO YNG SMP Vehicle Climate Control & Cooling Products Co. Ltd. (2023)
In July 2023, we acquired an additional 15% equity interest in our 65% owned joint venture, Foshan GWO YNG SMP Vehicle Climate Control & Cooling Products Co. Ltd. (“Gwo Yng”), for Chinese renminbi ("RMB") 27,378,290 (approximately $4 million), thereby increasing our equity interest in Gwo Yng to 80%. In connection with the transaction, we amended and restated the charter documents of Gwo Yng to remove all minority shareholder substantive participating rights, giving SMP control of Gwo Yng. As a result, as of the closing date of the transaction, Gwo Yng was accounted for as a business combination achieved in stages (“a step acquisition”). Accordingly, commencing on the closing of the transaction, we reported the results of Gwo Yng on a consolidated basis with the minority ownership interest reported as a noncontrolling interest.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the allocation of the total step acquisition purchase consideration to the identifiable assets acquired and liabilities assumed based on their fair values (in thousands):

Total purchase consideration(a)		$21,725
Assets acquired and liabilities assumed:
Cash and cash equivalents	$6,779
Receivables	5,912
Inventories	5,945
Other current assets	528
Property, plant and equipment	2,924
Operating lease right-of-use assets	4,372
Intangible assets(b)	532
Goodwill	2,208
Long term investments and other assets	7,257
Current liabilities	(6,004)
Noncurrent operating lease liabilities	(3,455)
Subtotal		26,998
Fair value of acquired noncontrolling interest		(5,273)
Total purchase consideration allocated to net assets acquired		$21,725
(a) Total purchase consideration is the sum of the fair value of the previously held equity investment interest in Gwo Yng of $17.7 million and the cash paid of $4 million for the acquisition of the additional 15% equity ownership interest.
(b) Intangible assets consists of customer relationships of $0.4 million that will be amortized on a straight-line basis over the estimated useful life of 10 years and capitalized software of $0.1 million.
Goodwill of $2.2 million was allocated to the Temperature Control and Engineered Solutions segments in the amounts of $1.2 million and $1 million, respectively.
3. Restructuring and Integration Expenses
Separation Program
During the second quarter of 2024 we offered a voluntary retirement incentive package of severance and other benefit enhancements to eligible employees in the United States and Canada as part of our commitment to optimizing our cost structure and providing professional development opportunities to our employees. The offer period ended on June 14, 2024. During the third quarter of 2024, we expanded the program to include involuntary separations. Costs primarily comprise of compensation expense and enhanced medical benefits, and are charged to restructuring and integration expenses in our statement of operations as a one-time termination benefit. Voluntary retirement incentive costs were recognized when the employee accepted the offer or are being recognized over their remaining period of service based on the agreed retirement date. We anticipate that the program will be substantially complete by the end of 2027. Additional pre-tax restructuring costs related to the program are expected to be $0.6 million in 2025, $0.1 million in 2026 and an immaterial amount in 2027 for an aggregate cost of approximately $7.7 million.
Activity for year ended December 31, 2024 related to the separation program workforce reduction consisted of the following (in thousands):

Exit activity liability at December 31, 2023	$—
Restructuring and integration costs:
Amounts provided for during 2024 (a)	7,116
Cash payments	(2,485)
Stock-based compensation	150
Foreign currency translation	(5)
Exit activity liability at December 31, 2024	$4,776

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(a) Restructuring and integration expenses incurred during the year ended December 31, 2024 consist of $3.8 million in our Vehicle Control segment, $0.8 million in our Temperature Control segment, $0.8 million in our Engineered Solutions segment and $1.7 million in our Other segment.
Cost Reduction Initiative
During the fourth quarter of 2022, to further our ongoing efforts to improve operating efficiencies and reduce costs, we announced plans for a reduction in our sales force, and initiated plans to relocate certain product lines from our Independence, Kansas manufacturing facility and from our St. Thomas, Canada manufacturing facility to our manufacturing facilities in Reynosa, Mexico. The cumulative restructuring expenses incurred to date for the program are $4.6 million. We anticipate that the Cost Reduction Initiative will be substantially completed by the end of 2026. Additional restructuring costs related to the initiative are expected to be immaterial.
Activity for the year ended ended December 31, 2024 related to the cost reduction initiative consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2022	$1,521	$—	$1,521
Restructuring and integration costs:
Amounts provided for during 2023(a)	1,973	669	2,642
Cash payments(a)	(1,803)	(577)	(2,380)
Reclassification of environmental liability	—	(92)	(92)
Foreign currency translation	38	—	38
Exit activity liability at December 31, 2023	$1,729	$—	$1,729
Restructuring and integration costs:
Amounts provided for during 2024(b)	163	389	552
Cash payments	(1,632)	(389)	(2,021)
Foreign currency translation	(28)	—	(28)
Exit activity liability at December 31, 2024	$232	$—	$232
(a) Includes $0.1 million of integration expenses recognized and cash payments made for the Particulate Matter Sensor Product Line Relocation program related to the relocation of inventory and equipment in connection with the 2021 acquisitions of certain product lines. The program was completed in 2022.
(b) Restructuring and integration expenses incurred during the year ended December 31, 2024 consist of $0.4 million in our Vehicle Control segment, $0.1 million in our Temperature Control segment and an immaterial amount in our Engineered Solutions segment.
Restructuring and integration activities are included within "sundry payables and accrued expenses" and "other current liabilities" in the consolidated balance sheet.
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
Pursuant to these agreements, we sold $884.7 million and $830.8 million of receivables for the years ended December 31, 2024 and 2023, respectively. Receivables presented at financial institutions and not yet collected as of December 31, 2024 and December 31, 2023 were approximately $5.8 million and $4.5 million, respectively, and remained in our accounts receivable balance for those periods. All receivables sold were reflected as a reduction of accounts receivable in the consolidated balance sheet at the time of sale. A charge in the amount of $48.5 million, $46 million and $32 million related

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022, respectively.
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
5. Inventories

	December 31,
(In thousands)	2024	2023
Finished goods	$394,852	$302,557
Work-in-process	22,053	18,503
Raw materials	208,008	186,015
Subtotal	624,913	507,075
Unreturned customer inventories	16,163	18,240
Total inventories	$641,076	$525,315
6. Property, Plant and Equipment

	December 31,
(In thousands)	2024	2023
Land, buildings and improvements	$68,356	$45,710
Machinery and equipment	186,902	177,337
Tools, dies and auxiliary equipment	78,934	73,494
Furniture and fixtures	37,400	33,212
Leasehold improvements	18,991	16,418
Construction-in-progress	51,416	35,357
Total property, plant and equipment	441,999	381,528
Less accumulated depreciation	273,264	259,656
Total property, plant and equipment, net	$168,735	$121,872
Depreciation expense was $20.6 million in 2024, $19.7 million in 2023 and $19 million in 2022.

7. Leases
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
The following tables provide quantitative disclosures related to our operating leases and includes all operating leases acquired from the date of the acquisition (in thousands, except where otherwise indicated):

	Year Ended December 31,
Balance Sheet Information	2024	2023
Assets
Operating lease right-of-use assets	$109,899	$100,065

Liabilities
Sundry payables and accrued expenses	$19,992	$17,139
Noncurrent operating lease liabilities	98,214	88,974
Total operating lease liabilities	$118,206	$106,113

Weighted Average Remaining Lease Term	7.7 years	8.3 years
Weighted Average Discount Rate	5.0%	4.8%

	Year Ended December 31,
	2024	2023
Lease Expense
Operating lease expense	$19,993	$16,434
Variable and other lease expense(a)	3,907	3,272
Total lease costs	$23,900	$19,706
(a) Variable and other lease expense relate to non-lease components such as maintenance, property taxes, etc., and operating lease expense for leases with an initial term of 12 months or less which are not material.

	Year Ended December 31,
	2024	2023
Supplemental Cash Flow Information
Cash paid for the amounts included in the measurement of lease liabilities	$18,365	$12,099
Right-of-use assets obtained in exchange for new lease obligations(a)	$17,873	$66,014
(a)During the year ended December 31, 2024 includes $4.7 million of right-of-use assets related to the lease modification and extension for our manufacturing facility in Bialystok, Poland and $10.8 million of right-of-use assets related to the new lease agreement for our manufacturing facility in Reynosa, Mexico.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Minimum Lease Payments
At December 31, 2024, we are obligated to make minimum lease payments through 2034, under operating leases, which are as follows (in thousands):

2025	$20,889
2026	19,169
2027	16,906
2028	14,579
2029	13,990
Thereafter	59,220
Total lease payments	144,753
Less: Interest	(26,547)
Present value of lease liabilities	$118,206
8. Goodwill and Other Intangible Assets
We completed our annual impairment test of goodwill and indefinite-lived intangible assets as of December 31, 2024. As of December 31, 2024, we qualitatively assessed whether it was more likely than not that the fair value of any of our reporting units was less than carrying value, and concluded that the quantitative impairment test would not be required, and no goodwill impairment charge was required as of December 31, 2024. While we concluded that we did not have a goodwill impairment charge as of December 31, 2024, and we do not believe that future impairments are probable, we will need to maintain the current ongoing performance levels at each of our reporting units in future periods to sustain their goodwill and indefinite-lived intangible assets carrying values.
In connection with our operating segment reorganization on January 1, 2023, we reassessed our reporting units and reallocated goodwill from the reporting units that existed prior to the change to the new reporting units, using a relative fair value approach similar to that used when a portion of a reporting unit is to be disposed of. We performed goodwill impairment tests as of January 1, 2023 on both the reporting units in place prior to the change and the new reporting units, and concluded that the estimated fair values of each of the reporting units exceeded their respective carrying amounts and, therefore, no impairment charge was necessary.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Goodwill
Changes in the carrying values of goodwill by reporting unit during the years ended December 31, 2024 and 2023 are as follows (in thousands):

	Vehicle Control	Temperature Control	Engineered Solutions	Nissens Automotive	Total
Balance as of December 31, 2022:
Goodwill	$129,008	$11,474	$30,093	$—	$170,575
Accumulated impairment losses	(38,488)	—	—	—	(38,488)
	90,520	11,474	30,093	—	132,087
Activity in 2023
Step acquisition of Gwo Yng	—	1,214	994	—	2,208
Foreign currency translation	286	42	106	—	434
Balance as of December 31, 2023:
Goodwill	129,294	12,730	31,193	—	173,217
Accumulated impairment losses	(38,488)	—	—	—	(38,488)
	$90,806	$12,730	$31,193	$—	$134,729
Activity in 2024
Acquisition of Nissens Automotive	—	—	—	112,194	112,194
Foreign currency translation	(384)	(62)	(144)	(4,915)	(5,505)
Balance as of December 31, 2024:
Goodwill	$128,910	$12,668	$31,049	$107,279	$279,906
Accumulated impairment losses	(38,488)	—	—	—	(38,488)
	$90,422	$12,668	$31,049	$107,279	$241,418
Acquired Intangible Assets
Acquired identifiable intangible assets as of December 31, 2024 and 2023 consist of (in thousands):

	December 31,
	2024	2023
Customer relationships	303,547	159,641
Patents, developed technology and intellectual property	14,123	14,123
Trademarks and trade names	82,220	8,880
Non-compete agreements	3,308	3,295
Supply agreements	800	800
Leaseholds	160	160
Total acquired intangible assets	$404,158	$186,899
Less accumulated amortization(a)	(106,304)	(95,681)
Net acquired intangible assets	$297,854	$91,218
(a) Applies to all intangible assets, except for trademarks/trade names totaling $74.9 million, which have indefinite useful lives and, as such, are not being amortized.
Total amortization expense for acquired intangible assets was $10 million for the year ended December 31, 2024, $8.5 million for the year ended December 31, 2023, and $8.6 million for the year ended December 31, 2022.
The following table summarizes the amortization expense on our intangible assets and the estimated amortization expenses in future periods based on the current estimated useful lives assigned to our intangible assets (in thousands):

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization Expense(a)
2025	17,500
2026	17,500
2027	17,500
2028	17,500
2029-2041	153,000
(a) Estimated amortization expenses based on the current estimated useful lives assigned to our intangible assets
For information related to identified intangible assets acquired in the Nissens acquisition, see Note 2, “Business Acquisitions and Investments,” of the notes to our consolidated financial statements.
Other Intangible Assets
Other intangible assets include computer software. Computer software as of December 31, 2024 and 2023 totaled $21.4 million and $19.1 million, respectively. Total accumulated computer software amortization as of December 31, 2024 and 2023 was $18.3 million and $18.0 million, respectively. Computer software is amortized over its estimated useful life of 3 to 10 years. Amortization expense for computer software was $0.8 million, $0.8 million and $0.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.
9. Investments in Unconsolidated Affiliates

	December 31,
(in thousands)	2024	2023
Foshan FGD SMP Automotive Compressor Co. Ltd.	$19,994	$18,426
Foshan Che Yijia New Energy Technology Co., Ltd.	2,401	3,128
Orange Electronic Co. Ltd	2,447	2,496
Total	$24,842	$24,050
Investment in Foshan FGD SMP Automotive Compressor Co. Ltd.
In November 2017, we formed Foshan FGD SMP Automotive Compressor Co., Ltd., a 50/50 joint venture with Foshan Guangdong Automotive Air Conditioning Co., Ltd. (“FGD”), a manufacturer of automotive belt driven air conditioning compressors based in China. We acquired our 50% interest in the joint venture for approximately $12.5 million. We determined that due to a lack of a voting majority, and other qualitative factors, we do not control the operations of the joint venture and accordingly, our investment in the joint venture is accounted for under the equity method of accounting. During the years ended December 31, 2024 and 2023, we made purchases from the joint venture of approximately $60 million and $44.1 million, respectively.
Investment in Foshan Che Yijia New Energy Technology Co., Ltd.
In August 2019, we acquired an approximate 29% minority interest in Foshan Che Yijia New Energy Technology Co., Ltd. (“CYJ”), a manufacturer of automotive electric air conditioning compressors based in China, for approximately $5.1 million. In October 2022, we acquired an additional 3.55% equity interest in CYJ for RMB 1.7 million (approximately $242,000), increasing our interest to approximately 33%. Our minority interest in CYJ is accounted for using the equity method of accounting. During the years ended December 31, 2024 and 2023, purchases we made from CYJ were not material.
In December 2021, Standard Motor Products (Hong Kong), Ltd., (“SMP HK”), a subsidiary of Standard Motor Products, Inc., entered into an unsecured loan agreement with CYJ. Under the terms of the loan agreement, CYJ shall have the right to borrow from SMP HK, as lender, up to an aggregate principal amount of $4 million, with interest calculated on the basis of simple interest of five percent (5%) per annum and a maturity date of November 30, 2023, subject to extension by SMP HK at its sole discretion. In September 2023, the loan agreement was extended through November 30, 2025. Outstanding borrowings under the loan agreement at December 31, 2024 were $4.0 million.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Investment in Orange Electronic Co. Ltd.
In January 2013, we acquired a 19.4% minority interest in Orange Electronic Co., Ltd. (“Orange”), a manufacturer of tire pressure monitoring system sensors based in Taiwan, for $6.3 million. Our minority interest in Orange is accounted for using the equity method of accounting as we have the ability to exercise significant influence. During the years ended December 31, 2024 and 2023, we made purchases from Orange of approximately $1.4 million and $3.2 million, respectively.
10. Other Assets

	December 31,
(in thousands)	2024	2023
Deferred compensation	$26,333	$23,893
Long-term investments	92	7,468
Noncurrent portion of interest rate swap fair value	3,991	1,944
Deferred financing costs, net	1,702	1,125
Other	1,021	837
Total other assets, net	$33,139	$35,267
Deferred compensation consists of assets held in a nonqualified defined contribution pension plan as of December 31, 2024 and 2023, respectively. Long term investments as of December 31, 2024 consist of certificates of deposit with original maturities in excess of twelve months.
11. Credit Facilities and Long-Term Debt
Total debt outstanding is summarized as follows (in thousands):

	December 31,
	2024	2023
2022 Credit Agreement:
Revolver	$—	$63,500
Term loan	—	92,500
2024 Credit Agreement:
Multi-currency revolver	244,171	—
U.S. dollar term loan(a)	198,287	—
Euro term loan(a)	102,908	—
Other	16,948	211
Total debt	$562,314	$156,211

Current maturities of debt	$27,117	$5,029
Long-term debt	535,197	151,182
Total debt	$562,314	$156,211
(a) Amounts are shown net of unamortized deferred financing costs of $2.7 million at December 31, 2024.
Term Loans and Revolving Credit Facilities
In May 2024 and July 2024, the Company amended it's then-existing Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders ("2022 Credit Agreement"), to transition from the Canadian Dollar Offered Rate (“CDOR”) to the Canadian Overnight Repo Rate Average (“CORRA”) for benchmark borrowings denominated in Canadian dollars and to provide for a new $125 million term loan and the use of funds available under the revolving credit facility to finance the acquisition of Nissens Automotive and related transaction costs. For additional information on our agreement to acquire Nissens Automotive see Note 2, “Business Combinations.”

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In September 2024, the Company refinanced its existing 2022 Credit Agreement with a new five-year Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders (“2024 Credit Agreement”). The 2024 Credit Agreement matures on September 16, 2029 and provides for an approximately $750 million credit facility, comprised of (i) a $430 million multi-currency revolving credit facility ("global tranche"); (ii) a $10 million multi-currency revolving credit facility, available to one or more wholly-owned Danish subsidiaries of the Company ("Danish tranche"); (iii) a $200 million delayed draw term loan facility in U.S. dollars; and (iv) a 100 million euros delayed draw term loan facility. The revolving credit facility has a $25 million sublimit for the issuance of letters of credit, and a $30 million sublimit for the borrowing of swingline loans.
Borrowings under the 2024 Credit Agreement were used to repay all outstanding borrowings under the 2022 Credit Agreement and to finance the Company's acquisition of Nissens Automotive and related transaction costs, and will be used for general corporate purposes of the Company and its subsidiaries. The term loans amortize in quarterly installments of 1.25% in each of the first two years following the funding, 1.875% for the next year, and 2.50% in each quarter thereafter. The Company may request up to two one-year extensions of the maturity date.
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
Outstanding borrowings at December 31, 2024 under the 2024 Credit Agreement were $545.4 million, net of deferred financing costs, consisting of current borrowings of $25.2 million and long-term debt of $520.1 million; while outstanding borrowings at December 31, 2023, were $156 million, consisting of current borrowings of $5 million and long-term debt of $151 million. Letters of credit outstanding under the Credit Agreement were $2.5 million and $2.3 million at December 31, 2024 and 2023, respectively.
At December 31, 2024, the weighted average interest rate on borrowings under the 2024 Credit Agreement was 5.6%, primarily consisting of Term SOFR for borrowings in U.S. dollars and EURIBOR for borrowings in euros, adjusted for the impact of the interest rate swap agreement on $100 million of the U.S. dollar borrowings. At December 31, 2023, the weighted average interest rate under our 2022 Credit Agreement was 5.0%, under Term SOFR, adjusted for the impact of the interest rate swap agreement on $100 million of borrowings. During the year ended December 31, 2024, our average daily alternative base rate loan balance was $0.7 million, compared to a balance of $0.1 million for the year ended December 31, 2023.
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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Polish Overdraft Facility
In November 2023, our Polish subsidiary, SMP Poland sp. z.o.o., further amended its overdraft facility with HSBC Continental Europe (Spolka Akcyjna) Oddzial w Polsce. The overdraft facility, as amended, provides for borrowings under the facility in euros and U.S. dollars. Under the amended terms, the overdraft facility provides for borrowings of up to Polish zloty 30 million (approximately $7.3 million) if borrowings are solely in Polish zloty, or up to 85% of the Polish zloty 30 million limit (approximately $6.2 million) if borrowings are in euros and/or U.S. dollars. The overdraft facility had an original maturity date in March 2024, with automatic three-month renewals until June 2027, subject to cancellation by either party, at its sole discretion, at least 30 days prior to the commencement of the three-month renewal period. The facility automatically renewed in December 2024 to a March 2025 maturity date. Borrowings under the amended overdraft facility will bear interest at a rate equal to (i) the one month Warsaw Interbank Offered Rate (“WIBOR”) + 1.0% for borrowings in Polish zloty, (ii) the one month Euro Interbank Offered Rate (“EURIBOR”) + 1.0% for borrowings in Euros, and (iii) the Mid-Point of the Fed Target Range + 1.25% for borrowings in U.S dollars. Borrowings under the overdraft facility are guaranteed by Standard Motor Products, Inc., the ultimate parent company. There were no borrowings outstanding under the overdraft facility at both December 31, 2024 and December 31, 2023.
Maturities of Debt
As of December 31, 2024, maturities of debt through 2038, assuming no prepayments, are as follows (in thousands):

	Multi-Currency Revolver	U.S. Dollar Term Loan	Euro Term Loan	Other Debt	Total
2025	$10,800	$9,516	$4,923	$1,878	$27,117
2026	—	9,606	4,973	1,146	15,725
2027	—	14,655	7,598	1,238	23,491
2028	—	19,703	10,221	1,177	31,101
2029	233,371	144,807	75,193	1,214	454,585
Thereafter	—	—	—	10,295	10,295
Total	$244,171	$198,287	$102,908	$16,948	$562,314
Less: current maturities	(10,800)	(9,516)	(4,923)	(1,878)	(27,117)
Long-term debt	$233,371	$188,771	$97,985	$15,070	$535,197
Deferred Financing Costs
Deferred financing costs related to our term loan and revolving credit facilities were $4.8 million and $1.6 million as of December 31, 2024 and 2023, respectively. In connection with the July 2024 amendment to our 2022 Credit Agreement and the 2024 Credit Agreement, we deferred financing costs of $5.1 million that will be amortized over the term of the borrowings, and expensed $1.4 million of pre-existing unamortized financing costs to interest expense in our consolidated statement of operations. Deferred financing costs as of December 31, 2024, assuming no prepayments, are being amortized in the amounts of $1.2 million in 2025, $1.1 million in 2026, $1 million in 2027, $0.9 million in 2028, and $0.6 million in 2029.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. Accumulated Other Comprehensive Income Attributable to SMP
Changes in Accumulated Other Comprehensive Income by Component (in thousands):

	Foreign Currency Translation	Cash Flow Hedges		Postretirement Benefit Plans		Total
Balance at December 31, 2022	$(16,330)	$3,823		$37		$(12,470)
Other comprehensive income before reclassifications	7,433	831	(a)	—		8,264
Amounts reclassified from accumulated other comprehensive income	—	(2,372)	(b)	(22)	(c)	(2,394)
Net other comprehensive income (loss)	7,433	(1,541)		(22)		5,870
Tax amounts	—	617		9		626
Balance at December 31, 2023	$(8,897)	$2,899		$24		$(5,974)
Other comprehensive income before reclassifications	(23,385)	2,893	(a)	—		(20,492)
Amounts reclassified from accumulated other comprehensive income	—	(2,524)	(b)	(18)	(c)	(2,542)
Net other comprehensive income (loss)	(23,385)	369		(18)		(23,034)
Tax amounts	2,513	656		7		3,176
Balance at December 31, 2024	$(29,769)	$3,924		$13		$(25,832)
(a) Consists of the unrecognized gain relating to the change in fair value of the cash flow interest rate hedges of $1.4 million ($1.0 million, net of tax) plus cash settlement receipts of $2.5 million ($1.9 million, net of tax) in the year ended December 31, 2024; and the unrecognized loss relating to the change in fair value of the cash flow interest rate hedge of $1.2 million ($0.9 million, net of tax) plus cash settlement receipts of $2.4 million ($1.7 million, net of tax) in the year ended December 31, 2023.
(b) Unrecognized accumulated other comprehensive income (loss) related to the cash flow interest rate hedge is reclassified to earnings and reported as part of interest expense in our consolidated statements of operations when the interest payments on the underlying borrowings are recognized.
(c) Unrecognized accumulated other comprehensive income (loss) related to our post retirement plans is reclassified to earnings and included in the computation of net periodic postretirement benefit costs, which are included in other non-operating income (expense), net in our consolidated statements of operations.
13. Stockholders’ Equity
In July 2022, our Board of Directors authorized the purchase of up to $30 million of our common stock under a stock repurchase program. Stock will be purchased under the program from time to time, in the open market or through private transactions, as market conditions warrant. To date, there have been 321,229 shares repurchased for a total cost of $10.4 million, all of which occurred during the first half of 2024. As of December 2023 there had been no repurchases of our common stock under the program.
14. Stock-Based Compensation Plans
Our stock-based compensation program is a broad-based program designed to attract and retain employees while also aligning employees’ interests with the interests of our shareholders. In addition, members of our Board of Directors participate in our stock-based compensation program in connection with their service on our board.
In May 2021, our Board of Directors and Shareholders approved an amendment and restatement to the 2016 Omnibus Incentive Plan (the “Plan”). Under the Plan, which terminates in May 2026, we are authorized to issue, among other things, shares of restricted and performance-based stock to eligible employees and restricted stock to directors of up to 2,050,000 shares; and shares of restricted and performance-based stock to non-employee directors of up to 350,000 shares. Share

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
awards granted under the Plan that are cancelled, forfeited or expire by their terms are eligible to be granted again under the Plan. The 2016 Omnibus Incentive Plan is the only remaining plan available to provide stock-based incentive compensation to our employees, directors and other eligible persons. Awards previously granted under the 2006 Omnibus Incentive Plan remain outstanding, while shares not yet granted under the plan are not available for future issuance.
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
Restricted Stock and Performance Share Grants
We currently grant shares of restricted stock to eligible employees and our independent directors and performance-based stock to eligible employees. We grant eligible employees two types of restricted stock (standard restricted shares and long-term retention restricted shares). Standard restricted shares granted to employees become fully vested generally no earlier than three years after the date of grant. Long-term retention restricted shares granted to selected executives vest at a 25% rate on or within approximately two months of an executive reaching the ages of 60 and 63, and become fully vested on or within approximately two months of an executive reaching the age of 65. Restricted shares granted to directors become fully vested upon the first anniversary of the date of grant.
Performance-based shares issued to eligible employees are subject to a three-year measuring period and the achievement of performance targets and, depending upon the achievement of such performance targets, they may become vested generally no earlier than three years after the date of grant. Each period we evaluate the probability of achieving the applicable targets, and adjust our accrual accordingly. Restricted shares (other than long-term retention restricted shares) and performance shares issued to certain key executives and directors are subject to a one or two year holding period upon the lapse of the vesting period. Forfeitures on stock grants are estimated at 5% for employees and 0% for executives and directors based upon our evaluation of historical and expected future turnover.
Before a restricted share becomes fully vested or a performance share is issued, the awardees cannot transfer, pledge, hypothecate or encumber such shares. Prior to the time a restricted share is fully vested, the awardees have all other rights of a stockholder, including the right to vote (but do not receive dividends during the vesting period). Prior to the time a performance share is issued, the awardees have no rights as a stockholder. All shares and rights are subject to forfeiture if certain employment conditions are not met.
At December 31, 2024, under the Plan, there were an aggregate of (a) 1,863,027 shares of restricted and performance-based stock grants issued, net of forfeitures, and (b) 186,973 shares of common stock available for future grants. For the year ended December 31, 2024, 277,742 restricted and performance-based shares were granted (199,510 restricted shares and 78,232 performance-based shares).
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
As related to restricted and performance stock shares, we recorded compensation expense of $5.8 million ($4.3 million, net of tax), $6.2 million ($4.8 million, net of tax) and $7.6 million ($5.7 million, net of tax), for the years ended December 31, 2024, 2023 and 2022, respectively.
The following table shows stock-based compensation unamortized compensation expense and the weighted-average periods over which the unamortized compensation expense is expected to be recognized:

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31,
(in millions, except years)	2024	2023	2022
Unamortized compensation expense	$13.5	$13.3	$14.9
Expected period to be recognized for employees	3.7 years	4.1 years	4.3 years
Expected period to be recognized for directors	0.3 years	0.3 years	0.3 years

Our restricted and performance-based share activity was as follows for the years ended December 31, 2024 and 2023:

	Shares	Weighted Average Grant Date Fair Value per Share
Balance at December 31, 2022	880,829	$31.79
Granted	230,875	27.00
Vested	(248,065)	36.30
Performance Shares Target Adjustment	29,137	36.30
Forfeited	(11,800)	35.36
Balance at December 31, 2023	880,976	$29.48
Granted	277,742	24.25
Vested	(181,430)	34.46
Performance Shares Target Adjustment	(14,247)	39.28
Forfeited	(34,017)	29.83
Balance at December 31, 2024	929,024	$26.82
The weighted-average grant date fair value of restricted and performance-based shares outstanding as of December 31, 2024, 2023 and 2022 was $25.5 million (or $26.82 per share), $26 million (or $29.48 per share), and $28 million (or $31.79 per share), respectively.
15. Employee Benefits
Defined Contribution Plans
We maintain various defined contribution plans, which include profit sharing, and provide retirement benefits for substantially all of our employees. Matching obligations, in connection with the plans which are funded in cash and typically contributed to the plans in March of the following year, are as follows (in thousands):

U.S. Defined Contribution
Year ended December 31,
2024	$10,314
2023	10,510
2022	10,180
We maintain a defined contribution Supplemental Executive Retirement Plan for key employees. Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees. In March 2024 and 2023, contributions of $0.6 million and $0.8 million were made related to calendar years 2023 and 2022, respectively. As of December 31, 2024, we have recorded an obligation of $0.4 million for 2024.
We also have an Employee Stock Ownership Plan and Trust (“ESOP”) for employees who are not covered by a collective bargaining agreement. In connection therewith, we maintain an employee benefits trust to which we contribute shares of treasury stock. We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under the plan. The shares held in trust are not considered outstanding for purposes of calculating earnings per

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
share until they are committed to be released. The trustees will vote the shares in accordance with its fiduciary duties. During 2024, we contributed to the trust an additional 68,700 shares from our treasury and released 68,700 shares from the trust leaving 200 shares remaining in the trust as of December 31, 2024. The provision for expense in connection with the ESOP was approximately $2.8 million in 2024, $3.0 million in 2023 and $2.3 million in 2022.
16. Other Non-Operating Income, Net
The components of other non-operating income, net are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022

Interest and dividend income	$871	$517	$209
Equity income from joint ventures	4,274	2,070	3,464
Gain (loss) on foreign exchange	1,228	(776)	334
Other non-operating income, net	504	515	807
Total other non-operating income, net	$6,877	$2,326	$4,814
17. Derivative Instruments
As part of our risk management strategy, we occasionally use derivative instruments, including interest rate swaps, forward foreign exchange contracts and non-derivative instruments such as foreign currency denominated debt, to reduce our market risk for changes in interest rates and to manage foreign exchange rate risk. The objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting the fair value of assets and liabilities.
Derivative instruments may be designated as fair value hedges, cash flow hedges or hedges of the foreign currency exposure of a net investment in a foreign operation (“net investment hedges”) or they may not be designated as hedging instruments. Derivative instruments are recognized at fair value on a gross basis in the consolidated balance sheets. The change in fair value of the derivative instruments is recognized in the consolidated statements of operations or consolidated statements of comprehensive income depending upon the type of hedge as further discussed below. Cash flows from derivative programs are classified with the activities that correspond to the underlying hedged items in the consolidated statements of cash flows.
Due to the use of derivative instruments, we are exposed to the risk that our counterparties will fail to meet their contractual obligations. To mitigate counterparty credit risk, we have a policy of only entering into derivative contracts with carefully selected major financial institutions based on their credit ratings and other factors, and periodically reassess their creditworthiness. We do not offset derivative assets against liabilities in master netting agreements and there were no receivables or payables recognized on receipt or payment of cash collateral at December 31, 2024 and 2023.
The interest rate swaps effectively convert a portion of our variable rate borrowings under our existing facilities to a fixed rate based upon determined notional amount. The forward foreign exchange contracts fix expected future cash flows in U.S. dollar terms on certain transactions and foreign currency denominated debt is used to partially offsets the effects of foreign currency on our investments in certain foreign subsidiaries. We do not enter into derivative instruments for trading or speculative purposes.
Cash Flow Hedges
In 2022, we entered into an interest rate swap agreement with a notional amount of $100 million that matures in May 2029. The interest rate swap agreement is designated as a cash flow hedge of interest payments on $100 million of borrowings under our 2024 Credit Agreement. Under the terms of the swap agreement, we will receive monthly variable interest payments based on one month Term SOFR and will pay interest based on a fixed rate of 2.683% per annum.
In October 2024, we entered into an interest rate swap agreement with an initial notional amount of €100 million that matures in March 2030. At December 31, 2024, the notional amount was $103.9 million or €100 million. The interest rate swap agreement is designated as a cash flow hedge of interest payments on euro denominated borrowings under our 2024

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Credit Agreement equal to the notional amount of the interest rate swap agreement. The notional amount of the interest rate swap will decrease quarterly starting from June 2025. Under the terms of the swap agreement, we will receive monthly variable interest payments based on one month EURIBOR and will pay interest based on a fixed rate of 2.11% per annum.
The fair value of the interest rate swap agreements as of December 31, 2024 was an asset of $5.4 million and a liability of $0.1 million and an asset of $3.9 million as of December 31, 2023, which has been deferred and recorded in accumulated other comprehensive income, net of income taxes, in our consolidated balance sheet. When the hedged interest payment on the underlying borrowing is recognized in interest expense, the respective deferred gain/loss in accumulated other comprehensive income is reclassified to earnings as interest expense in the consolidated statements of operations. The amount to be reclassified from accumulated other comprehensive income in the next twelve months is expected to be $1.3 million. We perform quarterly hedge effectiveness assessments and anticipate that the interest rate swap will be highly effective throughout its term. If it becomes probable that the hedged interest payment(s) will not occur, we immediately recognize the related deferred hedging gains/losses in earnings. There were no such reclassifications during the year ended December 31, 2024.
Net Investment Hedge
At December 31, 2024, $202.5 million or €195 million notional amount of euro-denominated debt is designated as a hedge of our net investment in Nissens Automotive's foreign operations whose functional currency is Danish kroner. Provided the net investment hedge is highly effective, gains/losses are recorded as a currency translation adjustment in accumulated other comprehensive income in the consolidated balance sheet. The gains/losses will subsequently be reclassified into earnings when the hedged net investment is either sold or substantially liquidated. We recognized a gain of $9.7 million as a currency translation adjustment in other comprehensive income in 2024. No gains or losses related to the net investment hedge were recognized in earnings in 2024.
Non-Designated Derivatives
In 2024, we realized losses of $2.5 million related to forward foreign exchange contracts that were used to economically hedge forecasted foreign currency transactions primarily related to our acquisition of Nissens Automotive. The losses were recorded in selling, general and administrative expenses in the consolidated statement of operations. There are no forward foreign exchange contracts outstanding at December 31, 2024 and 2023, respectively.

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following is a summary of the estimated fair values, carrying amounts, and classification under the fair value hierarchy of our financial instruments at December 31, 2024 and December 31, 2023 (in thousands):

		December 31, 2024		December 31, 2023
	Fair Value Hierarchy	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Cash and cash equivalents (a)	Level 1/2	$44,426	$44,426	$32,526	$32,526
Deferred compensation	Level 1	26,333	26,333	23,893	23,893
Short-term investments	Level 2	6,956	6,956	—	—
Long-term investments	Level 2	93	93	7,468	7,468
Cash flow hedge interest rate swaps	Level 2	5,409	5,409	3,939	3,939
Short term borrowings	Level 1	27,117	27,117	5,029	5,029
Long-term debt	Level 1	535,197	535,197	151,182	151,182
(a)As of December 31, 2024 cash and cash equivalents consist of cash of $44.4 million. Cash and cash equivalents at December 31, 2023 consist of cash of $29.5 million and cash equivalents of $3 million, which are classified as Level 1 and Level 2, respectively, under the fair value hierarchy.
Cash equivalents consist of certificates of deposit with original maturities of 3 months, or less. These securities are accounted for as held-to-maturity and recorded at amortized cost, which approximates their fair values at December 31, 2024. The fair value of the underlying assets held by the deferred compensation plan are based on the quoted market prices of the underlying funds which are held by registered investment companies. The carrying value of our variable rate short-term borrowings and long-term debt under our credit facilities approximates fair value as the variable interest rates in the facilities reflect current market rates. The fair value of our cash flow interest rate swap agreement is obtained from an independent third party, is based upon market quotes, and represents the net amount required to terminate the interest rate swap, taking into consideration market rates and counterparty credit risk. Long-term investments consist of certificates of deposit with original maturities in excess of twelve months. These securities are accounted for as held-to-maturity and recorded at amortized cost, which approximates their fair values at December 31, 2024.
19. Income Taxes
The income tax provision (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
Domestic	$19,761	$15,422	$16,182
Foreign	11,254	9,224	8,669
Total current	31,015	24,646	24,851

Deferred:
Domestic	(9,536)	(5,769)	1,102
Foreign	(2,094)	(509)	(747)
Total deferred	(11,630)	(6,278)	355
Total income tax provision	$19,385	$18,368	$25,206

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Reconciliations between taxes at the U.S. Federal income tax rate and taxes at our effective income tax rate on earnings from continuing operations before income taxes are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
U.S. Federal income tax rate of 21%	$15,538	$17,160	$20,650
Increase (decrease) in tax rate resulting from:
State and local income taxes, net of federal income tax benefit	1,922	2,086	3,118
Change in valuation allowance	770	674	1,068
Income tax (benefit) attributable to foreign income	4,370	377	(53)
Other non-deductible items, net	(3,215)	(1,929)	423
Provision for income taxes	$19,385	$18,368	$25,206
The following is a summary of the components of the net deferred tax assets and liabilities recognized in the accompanying consolidated balance sheets (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Inventories	$9,087	$10,493
Allowance for customer returns	17,854	13,083
Accrued asbestos liabilities	24,032	20,758
Accrued salaries and benefits	13,564	11,816
Tax credit and net operating loss carryforwards	5,690	5,968
Allowance for expected credit losses	3,586	3,567
Other	10	17
	73,823	65,702
Valuation allowance	(4,849)	(3,830)
Total deferred tax assets	68,974	61,872
Deferred tax liabilities:
Intangible assets acquired, net of amortization	43,755	12,668
Depreciation	6,669	7,597
Interest rate swap agreement	1,345	990
Other	4,006	84
Total deferred tax liabilities	55,775	21,339

Net deferred tax assets	$13,199	$40,533
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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The valuation allowance of $4.8 million as of December 31, 2024 is intended to provide for uncertainty regarding the ultimate realization of our U.S. foreign tax credit carryovers of $4.6 million that will expire in varying amounts by 2032, and foreign net operating losses of $0.2 million. Based on these considerations, we believe it is more likely than not that we would realize the benefit of the net deferred tax asset of $13.2 million as of December 31, 2024, which is net of the remaining valuation allowance.
As related to the taxation of our foreign subsidiaries, we aggregate our foreign earnings and profits, and utilize allowable deductions and available foreign tax credits in computing our U.S. tax. Notwithstanding the U.S. taxation of these amounts, we intend to continue to invest most of these earnings indefinitely outside of the U.S., and do not expect to incur any significant additional taxes related to such amounts.
We recognize in our financial statements only those tax positions that meet the more-likely-than-not recognition threshold. We establish tax reserves for uncertain tax positions that do not meet this threshold. During the years ended December 31, 2024, 2023 and 2022, we did not establish a liability for uncertain tax positions.
We are subject to taxation in the U.S. and various state, local and foreign jurisdictions. As of December 31, 2024, the Company is no longer subject to U.S. Federal tax examinations for years before 2021. We remain subject to examination by state and local tax authorities for tax years 2020 through 2023. Foreign jurisdictions have statutes of limitations generally ranging from 2 to 6 years. Years still open to examination by foreign tax authorities in major jurisdictions include Canada (2020 onward), Hong Kong (2019 onward), China (2022 onward), Mexico (2018 onward), Poland (2019 onward), Hungary (2019 onward), Germany (2020 onward), Denmark (2019 onward) and Slovakia (2019 onward). We do not presently anticipate that our unrecognized tax benefits will significantly increase or decrease over the next 12 months; however, actual developments in this area could differ from those currently expected.
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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following are reconciliations of the net earnings attributable to SMP and the shares used in calculating basic and dilutive net earnings per common share attributable to SMP (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023	2022
Net earnings (loss) attributable to SMP
Continuing operations	53,628	63,144	73,042
Discontinued operations	(26,128)	(28,996)	(17,691)
Net earnings attributable to SMP	$27,500	$34,148	$55,351

Basic net earnings (loss) per common share attributable to SMP
Continuing operations	$2.46	$2.91	$3.37
Discontinued operations	$(1.20)	$(1.34)	$(0.82)

Diluted net earnings (loss) per common share attributable to SMP
Continuing operations	$2.41	$2.85	$3.30
Discontinued operations	$(1.17)	$(1.31)	$(0.80)

Weighted average number of common shares, basic	21,801,141	21,716,177	21,683,719
Dilutive effect of restricted stock and performance-based stock	435,919	445,164	456,262
Weighted average number of common shares, diluted	22,237,060	22,161,341	22,139,981
The shares listed below were not included in the computation of diluted net earnings per common share attributable to SMP because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):

	2024	2023	2022
Restricted and performance shares	285	280	292
21. Industry Segment and Geographic Data
Our business is organized into four operating segments, Vehicle Control, Temperature Control, Engineered Solutions and Nissens Automotive, each of which focuses on a specific line of business. Our automotive aftermarket business is comprised of three operating segments, Vehicle Control, Temperature Control and Nissens Automotive, while our Engineered Solutions operating segment offers a broad array of conventional and future-oriented technologies. Nissens Automotive is a new operating segment created in the fourth quarter of 2024 comprising of our acquisition in November 2024.

The Vehicle Control operating segment includes sales from ignition emissions and fuel delivery, electrical and safety, and wire sets and other product categories to automotive aftermarket customers.

The Temperature Control operating segment includes sales from air conditioning system components and other thermal product categories to automotive aftermarket customers primarily in the United States, and is poised to benefit from the broader adoption of more complex air conditioning systems that will provide passenger comfort regardless of the vehicle's powertrain.

The Engineered Solutions operating segment includes sales of custom-engineered solutions to vehicle and equipment manufacturers in highly diversified global end-markets such as commercial and light vehicles, construction, agriculture, power sports and marine.

The Nissens Automotive operating segment includes sales of engine cooling, air conditioning system components and engine efficiency products to automotive aftermarket customers primarily in Europe.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
There are no intersegment sales among our operating segments. Other consists of financial information related to the activities of our corporate headquarters function.

We identify our operating segments based on how our chief operating decision maker ("CODM"), our President and Chief Executive Officer, allocates resources, assesses performance and makes decisions. The CODM uses operating income (loss) to allocate resources (including employees, property, and financial or capital resources) for each segment during the annual budget and forecasting process. The CODM considers budget-to-actual and year-over-year variances on a monthly basis for the significant measure when making decisions about allocating capital and personnel to the segments. The CODM also uses segment gross profit for evaluating product pricing and operating income (loss) to assess the performance for each segment by comparing the results with one another. In addition to these measures, the CODM tracks expenses at a disaggregated level to understand the drivers of total operating expenses. These include selling, general and administrative expenses, distribution expenses, supply chain financing expenses, restructuring and integration expenses, and any other special expense items. In tracking these expenses separately, the CODM is able to identify opportunities for adjusting how the business uses funds to achieve greater profitability.

The accounting policies of each segment are the same as those described in Note 1, "Summary of Significant Accounting Policies".

The following tables contain financial information for each reportable operating segment (in thousands):

Year ended December 31, 2024	Vehicle Control	Temperature Control	Engineered Solutions	Nissens Automotive	Other	Total
Net sales	$762,560	$380,088	$285,456	$35,745	$—	$1,463,849
Cost of sales	518,475	262,296	235,537	24,220	—	1,040,528
Gross profit	244,085	117,792	49,919	11,525	—	423,321

Selling and marketing expenses	45,878	15,938	8,060	1,536	—	71,412
Distribution expenses	57,627	32,858	5,290	7,097	4,579	107,451
General and administration expenses	36,935	16,763	20,906	5,560	17,052	97,216
Supply chain financing expenses	32,090	16,449	—	—	—	48,539
Restructuring and integration expenses	4,249	847	843	—	1,729	7,668
Other expenses	—	—	—	100	10,311	10,411
Total operating expenses	176,779	82,855	35,099	14,293	33,671	342,697

Operating income (loss)	$67,306	$34,937	$14,820	$(2,768)	$(33,671)	$80,624

Other non-operating income, net						6,877
Interest expense						13,512
Earnings from continuing operations before income taxes						$73,989

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year ended December 31, 2023	Vehicle Control	Temperature Control	Engineered Solutions	Nissens Automotive	Other	Total
Net sales	$737,932	$337,754	$282,586	$—	$—	$1,358,272
Cost of sales	499,717	241,927	227,802	—	—	969,446
Gross profit	238,215	95,827	54,784	—	—	388,826

Selling and marketing expenses	46,223	16,772	8,407	—	—	71,402
Distribution expenses	54,401	30,467	4,989	—	—	89,857
General and administration expenses	34,430	14,664	21,186	—	15,937	86,217
Supply chain financing expenses	30,558	15,473	—	—	—	46,031
Restructuring and integration expenses	1,276	1,108	258	—	—	2,642
Other expenses	—	—	—	—	—	—
Total operating expenses	166,888	78,484	34,840	—	15,937	296,149

Operating income (loss)	$71,327	$17,343	$19,944	$—	$(15,937)	$92,677

Other non-operating income, net						2,326
Interest expense						13,287
Earnings from continuing operations before income taxes						$81,716

Year ended December 31, 2022	Vehicle Control	Temperature Control	Engineered Solutions	Nissens Automotive	Other	Total
Net sales	$750,571	$351,237	$270,007	$—	$—	$1,371,815
Cost of sales	518,304	252,323	218,649	—	—	989,276
Gross profit	232,267	98,914	51,358	—	—	382,539

Selling and marketing expenses	49,245	17,666	7,239	—	—	74,150
Distribution expenses	54,081	29,868	4,377	—	—	88,326
General and administration expenses	31,812	13,969	21,029	—	15,190	82,000
Supply chain financing expenses	21,480	10,557	—	—	—	32,037
Restructuring and integration expenses	1,496	395	—	—	—	1,891
Other expenses	—	—	—	—	—	—
Total operating expenses	158,114	72,455	32,645	—	15,190	278,404

Operating income (loss)	$74,153	$26,459	$18,713	$—	$(15,190)	$104,135

Other non-operating income, net						4,814
Interest expense						10,617
Earnings from continuing operations before income taxes						$98,332

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2024	2023	2022
Depreciation and amortization
Vehicle Control	$14,841	$13,877	$14,075
Temperature Control	3,307	3,424	2,973
Engineered Solutions	9,608	9,966	9,557
Nissens Automotive	1,943	—	—
Other	1,714	1,755	1,693
Total depreciation and amortization	$31,413	$29,022	$28,298
Investment in unconsolidated affiliates
Vehicle Control	$2,447	$2,496	$2,490
Temperature Control	20,396	19,711	27,557
Engineered Solutions	1,999	1,843	11,698
Nissens Automotive	—	—
Other	—	—	—
Total investment in unconsolidated affiliates	$24,842	$24,050	$41,745
Capital expenditures
Vehicle Control	$29,603	$13,955	$13,378
Temperature Control	2,621	1,899	3,973
Engineered Solutions	9,721	12,095	6,489
Nissens Automotive	213	—	—
Other	1,860	684	2,116
Total capital expenditures	$44,018	$28,633	$25,956
Total assets
Vehicle Control	$659,607	$620,569	$618,789
Temperature Control	276,216	274,657	254,137
Engineered Solutions	285,866	292,080	289,518
Nissens Automotive	482,773	—	—
Other	109,664	105,741	92,485
Total assets	$1,814,126	$1,293,047	$1,254,929

	December 31,
(in thousands)	2024	2023	2022
Long-lived assets (a)
United States	$378,557	$368,792	$326,199
Denmark	347,629	—	—
Asia	67,406	75,869	76,766
Europe	59,909	$44,517	$38,351
Mexico	21,173	13,262	10,355
Canada	4,329	5,851	7,161
Total long-lived assets	$879,003	$508,291	$458,832
(a)Long-lived assets are attributed to countries based upon the location of the assets.
Our three largest individual customers accounted for approximately 60.7% of our consolidated net sales in 2024. During 2024, O’Reilly Auto Parts, AutoZone and NAPA accounted for 28.4%, 18.8% and 13.5% of our consolidated net sales, respectively. Net sales from each of the customers were reported in our Vehicle Control and Temperature Control operating segments. The loss of one or more of these customers or, a significant reduction in purchases of our products from any one of them could have a material adverse impact on our business, financial condition and results of operations. In addition, any consolidation among our key customers may further increase our customer concentration risk.
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
Major Product Group
The Vehicle Control operating segment generates its revenues from core aftermarket sales of ignition, emissions, and fuel delivery, electrical and safety, and wire sets and other product categories primarily in the United States. The Temperature Control operating segment generates its revenue from aftermarket sales of air conditioning system components and other thermal products. The Engineered Solutions operating segment generates revenues from custom-engineered products to vehicle and equipment manufacturers in highly diversified global end-markets such as commercial and light vehicles, construction, agriculture, power sports and marine. The Nissens Automotive operating segment generates its revenues from aftermarket sales of engine cooling, air conditioning system components and engine efficiency products primarily in Europe.
The following table summarizes consolidated net sales by major product group within each operating segment for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Vehicle Control
Engine Management (Ignition, Emissions and Fuel Delivery)	$467,460	$450,180	$454,571
Electrical and Safety	229,361	221,782	230,487
Wire Sets and Other	65,739	65,970	65,513
Total Vehicle Control	762,560	737,932	750,571

Temperature Control
AC System Components	274,926	237,756	245,484
Other Thermal Components	105,162	99,998	105,753
Total Temperature Control	380,088	337,754	351,237

Engineered Solutions
Commercial Vehicle	89,171	79,376	80,275
Construction/Agriculture	35,832	41,665	42,385
Light Vehicle	91,548	92,701	91,533
All Other	68,905	68,844	55,814
Total Engineered Solutions	285,456	282,586	270,007

Nissens Automotive
Engine Cooling	19,287	—	—
Air Conditioning	9,214	—	—
Engine Efficiency	7,244	—	—
Total Nissens Automotive	35,745	—	—

Other	—	—	—

Total	$1,463,849	$1,358,272	$1,371,815
Geographic Area
We sell our line of products primarily in the United States, with additional sales in Europe, Canada, Mexico, Asia and other foreign countries. Sales are attributed to countries based upon the location of the customer. Our sales are substantially denominated in U.S. dollars.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables provide disaggregation of net sales information by geographic area within each operating segment for the years ended December 31, 2024, 2023 and 2022 (in thousands):

Year Ended December 31, 2024	Vehicle Control	Temperature Control	Engineered Solutions	Nissens Automotive	Other	Total
United States	$677,779	$360,858	$154,960	$2,213	$—	$1,195,810
Europe	1,118	176	53,682	31,757	—	86,733
Canada	37,683	16,707	31,027	82	—	85,499
Mexico	40,555	171	9,138	14	—	49,878
Asia	330	1,741	33,508	1,098	—	36,677
Other foreign	5,095	435	3,141	581	—	9,252
Total	$762,560	$380,088	$285,456	$35,745	$—	$1,463,849

Year Ended December 31, 2023	Vehicle Control	Temperature Control	Engineered Solutions	Nissens Automotive	Other	Total
United States	$659,570	$319,904	$168,878	$—	$—	$1,148,352
Canada	36,088	17,081	25,689	—	—	78,858
Europe	916	8	59,266	—	—	60,190
Mexico	36,350	49	6,658	—	—	43,057
Asia	351	526	19,522	—	—	20,399
Other foreign	4,657	186	2,573	—	—	7,416
Total	$737,932	$337,754	$282,586	$—	$—	$1,358,272

Year Ended December 31, 2022	Vehicle Control	Temperature Control	Engineered Solutions	Nissens Automotive	Other	Total
United States	$682,145	$335,281	$191,678	$—	$—	$1,209,104
Canada	35,233	14,596	16,762	—	—	66,591
Europe	661	75	37,784	—	—	38,520
Mexico	26,019	401	4,897	—	—	31,317
Asia	2,408	63	16,715	—	—	19,186
Other foreign	4,105	821	2,171	—	—	7,097
Total	$750,571	$351,237	$270,007	$—	$—	$1,371,815
23. Commitments and Contingencies
Warranties
We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product. Accruals for estimated product warranty claims are included in accrued customer returns on the consolidated balance sheet.
The following table provides the changes in our product warranties (in thousands):

	December 31,
	2024	2023
Balance, beginning of period	$21,134	$19,667
Liabilities accrued for current year sales	134,831	120,027
Settlements of warranty claims	(131,249)	(118,560)
Balance, end of period	$24,715	$21,134

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Letters of Credit
As of December 31, 2024 and 2023, we had outstanding letters of credit with certain vendors aggregating approximately $2.5 million and $2.3 million, respectively. These letters of credit are being maintained as security for reimbursements to insurance companies and as security to the landlord of our administrative offices in Long Island City, New York. The contract amount of the letters of credit is a reasonable estimate of their value as the value for each is fixed over the life of the commitment.
Change of Control Arrangements
We have a change in control arrangement with one key officer. In the event of a change of control (as defined in the agreement), the executive will receive severance payments and certain other benefits as provided in his agreement.
Asbestos
In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying statement of operations. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001, and the amounts paid for settlements, awards of asbestos-related damages, and defense of such claims. At December 31, 2024, approximately 1,287 cases were outstanding for which we may be responsible for any related liabilities. Since inception in September 2001 through December 31, 2024, the amounts paid for settled claims and awards of asbestos-related damages, including interest, were approximately $91.4 million. We do not have insurance coverage for the indemnity and defense costs associated with the claims we face.
In evaluating our potential asbestos-related liability, we have considered various factors including, among other things, an actuarial study of the asbestos related liabilities performed by an independent actuarial firm, our settlement amounts and whether there are any co-defendants, the jurisdiction in which lawsuits are filed, and the status and results of such claims. As is our accounting policy, we consider the advice of actuarial consultants with experience in assessing asbestos-related liabilities to estimate our potential claim liability; and perform an actuarial evaluation in the third quarter of each year and whenever events or changes in circumstances indicate that additional provisions may be necessary. The methodology used to project asbestos-related liabilities and costs in our actuarial study considered: (i) historical data available from publicly available studies; (ii) an analysis of our recent claims history to estimate likely filing rates into the future; (iii) an analysis of our currently pending claims; (iv) an analysis of our settlements and awards of asbestos-related damages to date; and (v) an analysis of closed claims with pay ratios and lag patterns in order to develop average future settlement values. Based on the information contained in the actuarial study and all other available information considered by us, we have concluded that no amount within the range of settlement payments and awards of asbestos-related damages was more likely than any other and, therefore, in assessing our asbestos liability we compare the low end of the range to our recorded liability to determine if an adjustment is required.
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
Based upon the results of the August 31, 2024 actuarial study, in September 2024 we increased our asbestos liability to $99.6 million, the low end of the range, and recorded an incremental pre-tax provision of $29.3 million in earnings (loss) from discontinued operations in the accompanying statement of operations. Future legal costs, which are expensed as incurred and reported in earnings (loss) from discontinued operations in the accompanying statement of operations, are estimated, according to the August 31, 2024 study, to range from $49.8 million to $115.9 million for the period through 2065. Total operating cash outflows related to discontinued operations, which include settlements, awards of asbestos-

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
related damages and legal costs, net of taxes, were $15.3 million, $11 million and $12.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Other Litigation
In connection with the aforementioned former brake business, we were subject to a legal proceeding alleging a breach of contract claim of the related purchase agreement. In August 2023, we reached a final settlement in the amount of $10.5 million and payment was made in October 2023. The full amount of the settlement was recorded $10.5 million in earnings (loss) from discontinued operations in the accompanying statement of operations in 2023.
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
(b)Management’s Report on Internal Control Over Financial Reporting.
Pursuant to Section 404 of the Sarbanes-Oxley Act, as part of this Report we have furnished a report regarding our internal control over financial reporting as of December 31, 2024. The report is under the caption “Management’s Report on Internal Control Over Financial Reporting” in “Item 8. Financial Statements and Supplementary Data,” which report is included herein.
(c)Attestation Report of Independent Registered Public Accounting Firm.
KPMG LLP, our independent registered public accounting firm, has issued an opinion as to the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. The opinion is under the caption “Report of Independent Registered Public Accounting Firm−Internal Control Over Financial Reporting” in “Item 8. Financial Statements and Supplementary Data” for this attestation report, which is included herein.
(d)Changes in Internal Control Over Financial Reporting.
Except as discussed in “Management’s Report on Internal Control Over Financial Reporting” in “Item 8. Financial Statements and Supplementary Data,” which report is included herein, during the quarter ended December 31, 2024 and subsequent to that date, we have not made changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9C.        DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.
PART III
ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference to the information in our Definitive Proxy Statement to be filed with the SEC in connection with our 2025 Annual Meeting of Stockholders (the “2025 Proxy

Index
Statement”) set forth under the captions “Election of Directors (Proposal No. 1),” “Management Information,” “Corporate Governance” and “Compensation, Discussion & Analysis.”
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
ITEM 11.        EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the information in our 2025 Proxy Statement set forth under captions “Corporate Governance,” “Compensation Discussion & Analysis,” “Executive Compensation and Related Information” and “Report of the Compensation and Management Development Committee.”
ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference to the information in our 2025 Proxy Statement set forth under the captions “Executive Compensation and Related Information” and “Security Ownership of Certain Beneficial Owners and Management.”
ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to the information in our 2025 Proxy Statement set forth under the captions “Corporate Governance” and “Executive Compensation and Related Information.”
ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Company’s independent registered public accounting firm is KPMG LLP, New York, New York (PCAOB ID 185). All other information required by this Item is incorporated herein by reference to the information in our 2025 Proxy Statement set forth under the captions “Audit and Non-Audit Fees.”
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	The Index to Consolidated Financial Statements of the Registrant under Item 8 of this Report is incorporated herein by reference as the list of Financial Statements required as part of this Report.

	(2)	The following financial schedule and related report for the years 2024, 2023 and 2022 is submitted herewith:

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

2.1
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

10.14
First Amendment to Credit Agreement, dated as of May 13, 2024, by and among Standard Motor Products, Inc., as Borrower, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024).

10.15
Second Amendment to Credit Agreement, dated as of July 5, 2024, by and among Standard Motor Products, Inc., as Borrower, and JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders named therein (incorporated by reference to the Company’s Current Report on Form 8-K filed as of July 10, 2024).

10.16
Credit Agreement, dated as of September 16, 2024, among Standard Motor Products, Inc., the Foreign Subsidiary Borrowers party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Joint Book Runner and Joint Lead Arranger, Bank of America, N.A., as Syndication Agent, Citizens Bank, N.A., as Documentation Agent and Joint Lead Arranger, BofA Securities, Inc., as Joint Book Runner and Joint Lead Arranger, and the Lenders party thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed as of September 17, 2024).

19	Standard Motor Products, Inc. Policy on Insider Trading, dated as of July 29, 2024.

21	List of Subsidiaries of Standard Motor Products, Inc.

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (see signature page to Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number
32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Standard Motor Products, Inc. Clawback Policy, dated as of October 3, 2023 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).

101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
February 27, 2025
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

Index
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

February 27, 2025	/s/ Eric P. Sills
Eric P. Sills
Chief Executive Officer and President
(Principal Executive Officer)

February 27, 2025	/s/ Nathan R. Iles
Nathan R. Iles
Chief Financial Officer
(Principal Financial and Accounting Officer)

February 27, 2025	/s/ James J. Burke
James J. Burke
Chief Operating Officer and Director

February 27, 2025	/s/ Alejandro C. Capparelli
Alejandro C. Capparelli, Director

February 27, 2025	/s/ Pamela Forbes Lieberman
Pamela Forbes Lieberman, Director

February 27, 2025	/s/ Patrick S. McClymont
Patrick S. McClymont, Director

February 27, 2025	/s/ Joseph W. McDonnell
Joseph W. McDonnell, Director

February 27, 2025	/s/ Alisa C. Norris
Alisa C. Norris, Director

February 27, 2025	/s/ Pamela S. Puryear, Ph.D.
Pamela S. Puryear, Director

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
Schedule II ‑ Valuation and Qualifying Accounts
Years ended December 31, 2024, 2023 and 2022

		Additions

Description	Balance at beginning of year	Charged to costs and expenses		Other		Deductions	Balance at end of year

Year ended December 31, 2024:
Allowance for expected credit losses	$6,884,000	$736,000		$—		$3,417,000	$4,203,000
Allowance for discounts	1,161,000	13,487,000		—		13,379,000	1,269,000
	$8,045,000	$14,223,000		$—		$16,796,000	$5,472,000

Allowance for sales returns	$38,238,000	$184,895,000		$3,360,000	(a)	$180,022,000	$46,471,000

Year ended December 31, 2023:
Allowance for expected credit losses	$4,129,000	$2,940,000		$—		$185,000	$6,884,000
Allowance for discounts	1,246,000	12,449,000		—		12,534,000	1,161,000
	$5,375,000	$15,389,000		$—		$12,719,000	$8,045,000

Allowance for sales returns	$37,169,000	$162,525,000		$—		$161,456,000	$38,238,000

Year ended December 31, 2022:
Allowance for expected credit losses	$4,815,000	$6,242,000	(b)	$—		$6,928,000	$4,129,000
Allowance for discounts	1,355,000	13,456,000		—		13,565,000	1,246,000
	$6,170,000	$19,698,000		$—		$20,493,000	$5,375,000

Allowance for sales returns	$42,412,000	$152,985,000		$—		$158,228,000	$37,169,000
(a) Allowances acquired through acquisition
(b) Includes a $7 million charge relating to one of our customers that filed a petition for bankruptcy in January 2023.