Form 10-Q
period 2025-03-31
STANDARD MOTOR PRODUCTS, INC.
filed 2025-04-30
CIK 93389

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2025

or

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
Yes ☐     No ☑
As of the close of business on April 28, 2025, there were 21,981,023 outstanding shares of the registrant’s Common Stock, par value $2.00 per share.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(In thousands, except share and per share data, unaudited)	2025	2024
Net sales	$413,379	$331,403
Cost of sales	288,657	241,881
Gross profit	124,722	89,522
Selling, general and administrative expenses	99,845	74,733
Restructuring and integration expenses	673	192
Other income, net	258	22
Operating income	24,462	14,619
Other non-operating income, net	2,248	819
Interest expense	7,761	2,067
Earnings from continuing operations before income taxes	18,949	13,371
Provision for income taxes	5,069	3,342
Earnings from continuing operations	13,880	10,029
Loss from discontinued operations, net of income taxes	(1,139)	(1,039)
Net earnings	12,741	8,990
Net earnings attributable to noncontrolling interest	175	166
Net earnings attributable to SMP (a)	$12,566	$8,824

Net earnings (loss) attributable to SMP
Continuing operations	$13,705	$9,863
Discontinued operations	(1,139)	(1,039)
Net earnings attributable to SMP	$12,566	$8,824

Per common share data
Basic:
Continuing operations	$0.63	$0.45
Discontinued operations	(0.06)	(0.05)
Net earnings attributable to SMP per common share	$0.57	$0.40

Diluted:
Continuing operations	$0.61	$0.44
Discontinued operations	(0.05)	(0.05)
Net earnings attributable to SMP per common share	$0.56	$0.39

Dividend declared per common share	$0.31	$0.29

Weighted average number of common shares, basic	21,886,810	21,923,830
Weighted average number of common shares, diluted	22,319,868	22,372,543
(a)Throughout this Form 10-Q, “SMP” refers to Standard Motor Products, Inc. and subsidiaries.
See accompanying notes to consolidated financial statements (unaudited).

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(In thousands, unaudited)	2025	2024
Net earnings	$12,741	$8,990
Other comprehensive income (loss), net of tax:
Foreign currency translation	12,979	(1,224)
Cash flow hedges	(836)	1,391
Postretirement benefit plans	(2)	(3)
Total other comprehensive income, net of tax	12,141	164
Total comprehensive income	24,882	9,154
Comprehensive income (loss) attributable to noncontrolling interest, net of tax:
Net earnings	175	166
Foreign currency translation	(36)	(4)
Comprehensive income attributable to noncontrolling interest, net of tax	139	162
Comprehensive income attributable to SMP	$24,743	$8,992
See accompanying notes to consolidated financial statements (unaudited).

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	March 31, 2025	December 31, 2024
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$50,276	$44,426
Accounts receivable, less allowances for discounts and expected credit losses of $7,157 and $5,472 for 2025 and 2024, respectively	280,795	210,719
Inventories	641,131	624,913
Unreturned customer inventories	17,597	16,163
Prepaid expenses and other current assets	26,282	25,703
Total current assets	1,016,081	921,924

Property, plant and equipment, net of accumulated depreciation of $279,885 and $273,264 for 2025 and 2024, respectively	174,636	168,735
Operating lease right-of-use assets	112,022	109,899
Goodwill	246,115	241,418
Customer relationships intangibles, net	212,378	210,430
Other intangibles, net	93,087	90,540
Deferred income taxes	14,064	13,199
Investments in unconsolidated affiliates	26,013	24,842
Other assets	31,695	33,139
Total assets	$1,926,091	$1,814,126
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of revolving credit facility	$4,350	$10,800
Current portion of term loan and other debt	18,876	16,317
Accounts payable	151,206	148,009
Sundry payables and accrued expenses	81,036	84,936
Accrued customer returns	66,087	46,471
Accrued core liability	11,722	12,807
Accrued rebates	73,050	76,168
Payroll and commissions	31,050	40,964
Total current liabilities	437,377	436,472

Long-term debt	627,329	535,197
Noncurrent operating lease liabilities	99,885	98,214
Other accrued liabilities	29,135	29,593
Accrued asbestos liabilities	79,928	84,568
Total liabilities	1,273,654	1,184,044
Commitments and contingencies
Stockholders’ equity:
Common stock – par value $2.00 per share:
Authorized – 30,000,000 shares; issued 23,936,036 shares	47,872	47,872
Capital in excess of par value	99,547	100,135
Retained earnings	581,174	575,385
Accumulated other comprehensive income	(13,655)	(25,832)
Treasury stock – at cost (1,955,013 shares and 2,077,877 shares in 2025 and 2024, respectively)	(76,977)	(81,815)
Total SMP stockholders’ equity	637,961	615,745
Noncontrolling interest	14,476	14,337
Total stockholders’ equity	652,437	630,082
Total liabilities and stockholders’ equity	$1,926,091	$1,814,126
See accompanying notes to consolidated financial statements (unaudited).

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$12,741	$8,990
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	10,267	7,301
Amortization of deferred financing cost	327	120
Increase to allowance for expected credit losses	1,614	191
Increase to inventory reserves	1,843	1,068
Equity income from joint ventures	(1,084)	(694)
Employee stock ownership plan allocation	675	697
Stock-based compensation	1,550	1,270
Increase in deferred income taxes	(16)	(180)
Loss on discontinued operations, net of tax	1,139	1,039
Change in assets and liabilities:
Increase in accounts receivable	(68,882)	(43,978)
Increase in inventories	(14,576)	(14,670)
Decrease in prepaid expenses and other current assets	1,438	1,649
Increase (decrease) in accounts payable	957	(9,274)
(Decrease) increase in sundry payables and accrued expenses	(3,185)	3,988
Net change in other assets and liabilities	(5,028)	(3,233)
Net cash used in operating activities	(60,220)	(45,716)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,132)	(10,086)
Other investing activities	2,923	15
Net cash used in investing activities	(6,209)	(10,071)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of term loans	(3,853)	(1,250)
Net borrowings under revolving credit facilities	80,962	59,950
Net borrowings (repayments) of other debt and lease obligations	1,985	(8)
Purchase of treasury stock	—	(2,235)
Increase in overdraft balances	191	315
Dividends paid	(6,777)	(6,392)
Net cash provided by financing activities	72,508	50,380
Effect of exchange rate changes on cash	(229)	(6)
Net increase (decrease) in cash and cash equivalents	5,850	(5,413)
CASH AND CASH EQUIVALENTS at beginning of period	44,426	32,526
CASH AND CASH EQUIVALENTS at end of period	$50,276	$27,113

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7,846	$2,241
Income taxes	$3,866	$3,532
See accompanying notes to consolidated financial statements (unaudited).

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2025

(In thousands, unaudited)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total SMP	Non- Controlling Interest	Total
Balance at December 31, 2024	$47,872	$100,135	$575,385	$(25,832)	$(81,815)	$615,745	$14,337	$630,082
Net earnings	—	—	12,566	—	—	12,566	175	12,741
Other comprehensive income (loss), net of tax	—	—	—	12,177	—	12,177	(36)	12,141
Cash dividends paid	—	—	(6,777)	—	—	(6,777)	—	(6,777)
Stock-based compensation	—	149	—	—	1,401	1,550	—	1,550
Employee Stock Ownership Plan	—	(737)	—	—	3,437	2,700	—	2,700
Balance at March 31, 2025	$47,872	$99,547	$581,174	$(13,655)	$(76,977)	$637,961	$14,476	$652,437
Three Months Ended March 31, 2024

(In thousands, unaudited)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total SMP	Non- Controlling Interest	Total
Balance at December 31, 2023	$47,872	$101,751	$573,226	$(5,974)	$(81,811)	$635,064	$15,809	$650,873
Net earnings	—	—	8,824	—	—	8,824	166	8,990
Other comprehensive income (loss), net of tax	—	—	—	168	—	168	(4)	164
Cash dividends paid	—	—	(6,392)	—	—	(6,392)	—	(6,392)
Purchase of treasury stock	—	—	—	—	(2,571)	(2,571)	—	(2,571)
Stock-based compensation	—	950	—	—	320	1,270	—	1,270
Employee Stock Ownership Plan	—	3	—	—	2,784	2,787	—	2,787
Balance at March 31, 2024	$47,872	$102,704	$575,658	$(5,806)	$(81,278)	$639,150	$15,971	$655,121
See accompanying notes to consolidated financial statements (unaudited).

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1.   Basis of Presentation
Standard Motor Products, Inc. and its subsidiaries (referred to hereinafter in these notes to the consolidated financial statements as “we,” “us,” “our,” “SMP,” or the “Company”) is a leading manufacturer and distributor of premium replacement parts in the automotive aftermarket, and a custom-engineered solutions provider to vehicle and equipment manufacturers in diverse non-aftermarket end markets. Our automotive aftermarket is comprised of three segments, Vehicle Control, Temperature Control and Nissens Automotive, while our Engineered Solutions segment offers a broad array of conventional and future-oriented technologies in markets for commercial and light vehicles, construction, agriculture, power sports, marine, hydraulics and lawn and garden. We sell our products primarily to retailers, warehouse distributors, original equipment manufacturers and original equipment service part operations in the United States, Europe, Canada, Mexico, and other foreign countries. In addition to our legacy SMP business, we acquired our fourth business segment, European automotive aftermarket parts supplier AX V Nissens III ApS (now known as SMP Nissens III ApS) and its direct and indirect subsidiaries (“Nissens Automotive”), in the fourth quarter of 2024. Nissens Automotive develops, manufactures and markets products within the areas of engine cooling, air conditioning climate systems, and engine efficiency within the automotive aftermarket industry, primarily in Europe. For further information and disclosures regarding the Nissens Automotive acquisition, refer to Note 3, “Business Combinations.”
These unaudited consolidated financial statements include our accounts and all entities that we control. In addition, we use the equity method to include our share of the results of investments in unconsolidated affiliates in which we do not have a controlling financial interest but have the ability to exercise significant influence. Generally our ownership in these unconsolidated affiliates is 50% or less. All significant inter-company items have been eliminated.
These unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire year.
Note 2.  Summary of Significant Accounting Policies
The preparation of consolidated annual and quarterly financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. We have made a number of estimates and assumptions in the preparation of these consolidated financial statements. We can give no assurance that actual results will not differ from those estimates. Although we do not believe that there is a reasonable likelihood that there will be a material change in the future estimates, or in the assumptions that we use in calculating the estimates, the uncertain future effects, if any, of disruptions in the supply chain caused by geo-political risks, future increases in interest rates, inflation, macroeconomic uncertainty, and other unforeseen changes in the industry, or business, could materially impact the estimates, and may have a material adverse effect on our business, financial condition and results of operations. Some of the more significant estimates include allowances for expected credit losses, cash discounts, valuation of inventory, valuation of long-lived assets, goodwill and other intangible assets, depreciation and amortization of long-lived assets, product liability exposures, asbestos, environmental and litigation matters, valuation of deferred tax assets, share based compensation and sales returns and other allowances.
There have been no material changes to our critical accounting policies and estimates from the information provided in Note 1 of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
Recently Issued Accounting Pronouncements
Standards not yet adopted as of March 31, 2025
Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 270): Improvements to Income Tax Disclosures. This accounting standards update will improve transparency and decision making usefulness of income tax disclosures primarily with the expansion of the:
(a)annual income effective tax rate reconciliation to include disclosure of (i) eight specific categories of rate reconciling items; (ii) additional information for reconciling items that meet or exceed a quantitative threshold; and (iii) expand the required disclosures to include reconciling percentages as well as reported amounts; and
(b)annual disclosures of income taxes paid to include the disaggregation by federal, state and foreign jurisdictions.
The ASU is effective for annual reporting periods beginning after December 15, 2024, which for us is January 1, 2025, with full retrospective application required to all prior periods presented. Early adoption is permitted.
We are currently evaluating the full impact of adopting ASU 2023-09 on our consolidated financial statements, disclosures, processes and controls. We will adopt the guidance with our annual reporting for the year ended December 31, 2025.
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). This accounting standards update seeks to provide investors and users of the financial statements with clearer information regarding companies' cost structures by disaggregating expense line items in the income statement. ASU 2024-03 requires tabular disclosure in the notes to the financial statements, at each interim and annual reporting period, of certain types of expenses (including purchases of inventory, employee compensation, depreciation and intangible asset amortization) that are already included in commonly presented expense captions on the income statement within continuing operations, and qualitative description of remaining amounts not separately disaggregated quantitatively. Furthermore, the guidance requires disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.
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
Note 3. Business Combinations
Acquisition of Nissens Automotive
On November 1, 2024, we acquired all the issued and outstanding shares of European automotive aftermarket parts supplier, Nissens Automotive for €366.8 million (approximately $397.1 million). The purchase price allocation was finalized during the quarter ended March 31, 2025, and there were no adjustments to amounts previously disclosed in Note 2 of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024.
During the quarter ended March 31, 2025, we incurred additional closing and other acquisition related costs of $0.6 million recorded as selling, general and administrative costs within the statements of operations.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
Note 4.   Restructuring and Integration Expenses
Separation Program
During the second quarter of 2024 we offered a voluntary retirement incentive package of severance and other benefit enhancements to eligible employees in the United States and Canada as part of our commitment to optimizing our cost structure and providing professional development opportunities to our employees. The offer period ended on June 14, 2024. In the third quarter of 2024, we expanded the program to include involuntary separations. Costs primarily comprise of compensation expense and enhanced medical benefits, and are charged to restructuring and integration expenses in our statements of operations as a one-time termination benefit. Voluntary retirement incentive costs were recognized when the employee accepted the offer or over their remaining period of service based on the agreed retirement date. Involuntary separation costs were recognized when the respective criteria were met and costs were recorded either during the third quarter of 2024 or over the remaining service period for the affected employees. We anticipate that the program will be substantially complete by the end of 2027. Additional restructuring costs related to the initiative are expected to be immaterial. The total restructuring expenses recorded to date are $7.5 million.
Activity for the three months ended March 31, 2025 related to the separation program workforce reduction consisted of the following (in thousands):

Exit activity liability at December 31, 2024	$4,776
Restructuring and integration costs:
Amounts provided for during 2025 (a)	385
Cash payments	(1,898)
Exit activity liability at March 31, 2025	$3,263
(a)Restructuring and integration expenses incurred during the three months ended March 31, 2025 consist of $0.3 million in our Vehicle Control segment, and $0.1 million in our Temperature Control segment.
Cost Reduction Initiative
During the fourth quarter of 2022, to further our ongoing efforts to improve operating efficiencies and reduce costs, we announced plans for a reduction in our sales force, and initiated plans to relocate certain product lines from our Independence, Kansas manufacturing facility and from our St. Thomas, Canada manufacturing facility to our manufacturing facilities in Reynosa, Mexico. In 2025, we extended the program for plans to relocate additional product lines from certain plants in the United States and Canada to our existing manufacturing facilities in Mexico. We anticipate that the Cost Reduction Initiative will be substantially complete by the end of 2026. Additional restructuring costs related to the initiative are expected to be immaterial. The total restructuring expenses recorded to date are $4.9 million.
Activity for the three months ended March 31, 2025 related to the cost reduction initiative consisted of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2024	$232	$—	$232
Restructuring and integration costs:
Amounts provided for during 2025 (a)	178	110	288
Cash payments	(57)	(110)	(167)
Exit activity liability at March 31, 2025	$353	$—	$353
(a)All the restructuring and integration expenses incurred during the three months ended March 31, 2025 were in our Vehicle Control segment.
Restructuring and integration activities are included within “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
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
Pursuant to these agreements, we sold $184.6 million and $170.8 million of receivables during the three months ended March 31, 2025 and 2024, respectively. Receivables presented at financial institutions and not yet collected as of March 31, 2025 were approximately $4.7 million and remained in our accounts receivable balance as of that date. All receivables sold were reflected as a reduction of accounts receivable in the consolidated balance sheet at the time of sale. A charge in the amount of $9.3 million and $10 million related to the sale of receivables was included in selling, general and administrative expenses in our consolidated statements of operations for the three months ended March 31, 2025 and 2024, respectively.
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
Note 6.      Inventories
Inventories, which are stated at the lower of cost (determined by means of the first-in, first-out method) and net realizable value, consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Finished goods	$406,286	$394,852
Work in process	22,330	22,053
Raw materials	212,515	208,008
Subtotal	641,131	624,913
Unreturned customer inventories	17,597	16,163
Total inventories	$658,728	$641,076
Note 7.   Acquired Intangible Assets
Acquired identifiable intangible assets consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Customer relationships	$309,140	$303,547
Patents, developed technology and intellectual property	14,123	14,123
Trademarks and trade names	85,248	82,220
Non-compete agreements	3,292	3,308
Supply agreements	800	800
Leaseholds	160	160
Total acquired intangible assets	412,763	404,158
Less: accumulated amortization (a)	(110,227)	(106,304)
Net acquired intangible assets	$302,536	$297,854
(a)Applies to all intangible assets, except for trademarks and trade names totaling $77.9 million, which have indefinite useful lives and, as such, are not being amortized.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
Total amortization expense for acquired intangible assets was $4.4 million and $2.1 million for the three months ended March 31, 2025 and 2024, respectively. Based on the current estimated useful lives assigned to our intangible assets, amortization expense is estimated to be $13.1 million for the remainder of 2025, $17.5 million in 2026, $17.5 million in 2027, $17.5 million in 2028 and $159.0 million in the aggregate for the years 2029 through 2041.
Note 8.    Leases
We have operating and finance leases for our manufacturing facilities, warehouses, office space, automobiles, and certain equipment. Our leases have remaining lease terms of up to nine years, some of which may include one or more five-year renewal options. We have not included any of the renewal options in our operating lease payments as we concluded that it is not reasonably certain that we will exercise any of these renewal options. Leases with an initial term of twelve months or less are not recorded on the balance sheet. Operating lease expense is recognized on a straight-line basis over the lease term. Finance leases are not material.
The following tables provide quantitative disclosures related to our operating leases and include all operating leases acquired from the date of acquisition (in thousands, except where otherwise indicated):

Balance Sheet Information	March 31, 2025	December 31, 2024
Assets
Operating lease right-of-use assets	$112,022	$109,899

Liabilities
Sundry payables and accrued expenses	$20,767	$19,992
Noncurrent operating lease liabilities	99,885	98,214
Total operating lease liabilities	$120,652	$118,206

Weighted Average Remaining Lease Term	7.5 Years	7.7 Years
Weighted Average Discount Rate	5.1%	5.0%

	Three Months Ended March 31,
Lease Expense	2025	2024
Lease expense	$6,223	$4,820
Variable and other lease expense (a)	1,728	780
Total lease costs	$7,951	$5,600
(a)Variable and other lease expense relate to non-lease components such as maintenance, property taxes, etc., and operating lease expense for leases with an initial term of 12 months or less which are not material.

	Three Months Ended March 31,
	2025	2024
Supplemental Cash Flow Information
Cash paid for the amounts included in the measurement of lease liabilities	$5,819	$4,131
Right-of-use assets obtained in exchange for new lease obligations (a)	$6,420	$5,628
(a)Includes $5.7 million related to the lease modification and extension for our manufacturing facility in Reynosa, Mexico and $4.7 million of right-of-use assets related to the lease modification and extension for our manufacturing facility in Bialystok, Poland during the three months ended March 31, 2025 and 2024 respectively

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
Minimum Lease Payments
At March 31, 2025, we are obligated to make minimum lease payments through 2034, under operating leases, which are as follows:

2025	$16,132
2026	20,572
2027	18,286
2028	15,722
2029	15,041
Thereafter	61,674
Total lease payments	$147,427
Less: Interest	(26,775)
Present value of lease liabilities	$120,652
Note 9.     Credit Facilities and Long-Term Debt
Total debt outstanding is summarized as follows (in thousands):

	March 31,	December 31,
	2025	2024
2024 Credit Agreement (a)
Multi-currency revolver	324,736	244,171
U.S. dollar term loan(b)	195,924	198,287
Euro term loan(b)	105,973	102,908
Danish revolver	4,350	—
Other	19,572	16,948
Total debt	$650,555	$562,314

Current maturities of debt	$23,226	$27,117
Long-term debt	627,329	535,197
Total debt	$650,555	$562,314
(a) Weighted average interest rate, adjusted for the impact of interest rate swap agreements, is 5.4% and 5.6% at March 31, 2025 and December 31, 2024, respectively. Interest rates primarily consist of Term SOFR for borrowings in U.S. dollars and EURIBOR for borrowings in euros.
(b) Amounts are shown net of unamortized deferred financing costs of $2.5 million at March 31, 2025 and $2.7 million at December 31, 2024.
2024 Credit Agreement
Outstanding borrowings at March 31, 2025 under the 2024 Credit Agreement were $631 million, net of deferred financing costs, consisting of current borrowings of $19.1 million and long-term debt of $611.9 million; while outstanding borrowings at December 31, 2024 were $545.4 million, net of deferred financing costs, consisting of current borrowings of $25.2 million and long-term debt of $520.1 million. Letters of credit outstanding under the credit agreements were $2.5 million at both March 31, 2025 and December 31, 2024.
The 2024 Credit Agreement contains customary covenants limiting, among other things, the incurrence of additional indebtedness, the creation of liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other payments in respect of equity interests, acquisitions, investments, loans and guarantees, subject, in each case, to customary exceptions, thresholds and baskets. The Company is in compliance with its debt covenants. The 2024 Credit Agreement also contains customary events of default.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
Polish Overdraft Facility
The Company has an overdraft facility that provides for borrowings of up to Polish zloty 30 million (approximately $7.8 million) if borrowings are solely in Polish zloty, or up to 85% of the Polish zloty 30 million limit (approximately $6.6 million) if borrowings are in euros and/or U.S. dollars. The overdraft facility automatically renews every three months until June 2027, subject to cancellation by either party, at its sole discretion, at least 30 days prior to the commencement of the three-month renewal period. There were no borrowings outstanding under the overdraft facility at March 31, 2025 and December 31, 2024.
Maturities of Debt
As of March 31, 2025, maturities of debt, net of unamortized deferred financing costs, through 2038, assuming no prepayments, are as follows (in thousands):

	Multi-Currency Revolver	U.S. Dollar Term Loan	Euro Term Loan	Danish Revolver	Other Debt	Total
Remainder of 2025	$—	$7,153	$3,864	$—	$3,872	$14,889
2026	—	9,606	5,190	—	1,192	15,988
2027	—	14,655	7,923	—	1,296	23,874
2028	—	19,703	10,655	—	1,225	31,583
2029	324,736	144,807	78,340	4,350	1,264	553,497
Thereafter	—	—	—	—	10,724	10,724
Total	$324,736	$195,924	$105,973	$4,350	$19,572	$650,555
Less: current maturities	—	(9,549)	(5,158)	(4,350)	(4,169)	(23,226)
Long-term debt	$324,736	$186,375	$100,814	$—	$15,404	$627,329
Deferred Financing Costs
Deferred financing costs of $4.5 million related to our term loans and revolving credit facilities as of March 31, 2025, assuming no prepayments, are being amortized in the amounts of $0.9 million for the remainder of 2025, $1.1 million in 2026, $1.0 million in 2027, $0.9 million in 2028, and $0.6 million in 2029.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
Note 10. Accumulated Other Comprehensive Income Attributable to SMP

	Three Months Ended March 31, 2025
(in thousands)	Foreign Currency Translation		Cash Flow Hedges		Postretirement Benefit Plans		Total
Balance at December 31, 2024	$(29,769)		$3,924		$13		$(25,832)
Other comprehensive income (loss) before reclassifications	10,881	(d)	(1,542)	(a)	—		9,339
Amounts reclassified from accumulated other comprehensive income	—		412	(b)	(4)	(c)	408
Net other comprehensive income (loss)	10,881		(1,130)		(4)		9,747
Tax amounts	2,134		294		2		2,430
Balance at March 31, 2025	$(16,754)		$3,088		$11		$(13,655)

	Three Months Ended March 31, 2024
(in thousands)	Foreign Currency Translation	Cash Flow Hedges		Postretirement Benefit Plans		Total
Balance at December 31, 2023	$(8,897)	$2,899		$24		$(5,974)
Other comprehensive income (loss) before reclassifications	(1,220)	1,209	(a)	—		(11)
Amounts reclassified from accumulated other comprehensive income	—	671	(b)	(4)	(c)	667
Net other comprehensive income (loss)	(1,220)	1,880		(4)		656
Tax amounts	—	(489)		1		(488)
Balance at March 31, 2024	$(10,117)	$4,290		$21		$(5,806)
(a)Consists of the unrecognized loss relating to the change in fair value of cash flow interest rate hedges of $1.1 million ($0.8 million, net of tax) and $1.9 million ($1.4 million, net of tax) in the three months ended March 31, 2025 and 2024, respectively and cash settlement receipts of $0.4 million ($0.3 million, net of tax) and $0.7 million ($0.5 million, net of tax) in the three months ended March 31, 2025 and 2024, respectively.
(b)Unrecognized accumulated other comprehensive income (loss) related to cash flow interest rate hedges are reclassified to earnings and reported in interest expense in our consolidated statements of operations when the interest payments on the underlying borrowings are recognized.
(c)Unrecognized accumulated other comprehensive income (loss) related to our postretirement benefit plans is reclassified to earnings and included in the computation of net periodic postretirement benefit costs, which are included in other non-operating income, net in our consolidated statements of operations.
(d)Foreign currency translation primarily reflects the appreciation of the Danish kroner and the Polish zloty.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
Note 11. Stock-Based Compensation Plans
Our restricted and performance-based share activity was as follows for the three months ended March 31, 2025 and 2024:

	Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2024	929,024	$26.82
Granted	—	—
Vested	(35,564)	27.15
Forfeited	(1,721)	27.87
Balance at March 31, 2025	891,739	$26.86

	Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2023	880,976	$29.48
Granted	—	—
Vested	(7,928)	27.70
Forfeited	(7,150)	32.47
Balance at March 31, 2024	865,898	$29.47
We recorded compensation expense related to restricted shares and performance-based shares of $1.6 million ($1.1 million, net of tax) and $1.3 million ($1 million, net of tax) for the three months ended March 31, 2025 and 2024, respectively, primarily in selling, general and administrative expenses within our consolidated statements of operations. The unrecognized compensation expense related to our restricted and performance-based shares was $11.9 million at March 31, 2025, and is expected to be recognized as they vest over a weighted average period of 3.5 years and 1 month for employees and directors, respectively.
Note 12.  Employee Benefits
We maintain a defined contribution Supplemental Executive Retirement Plan for key employees. Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees. In the three months ended March 31, 2025, we made company contributions to the plan of $0.3 million related to calendar year 2024.
We also have an Employee Stock Ownership Plan and Trust for employees who are not covered by a collective bargaining agreement. In connection therewith, we maintain an employee benefits trust to which we contribute shares of treasury stock. We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under the plan. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released. The trustees will vote the shares in accordance with their fiduciary duties. During the three months ended March 31, 2025, we contributed to the trust an additional 87,300 shares from our treasury and released 87,300 shares from the trust leaving 200 shares remaining in the trust as of March 31, 2025.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
Note 13.  Derivative Instruments
As part of our risk management strategy, we occasionally use derivative instruments, including interest rate swaps, forward foreign exchange contracts and non-derivative instruments such as foreign currency denominated debt, to reduce our market risk for changes in interest rates and to manage foreign exchange rate risk. There have been no material changes during the three months ended March 31, 2025 to our risk management policies, strategies, types of instruments and valuation techniques used in measuring fair value from the information provided in Note 17 of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024.
The notional amounts of financial instruments used to hedge the above risks are as follows (in millions):

	March 31, 2025	December 31, 2024
Interest rate swaps	$208	$204
Non-derivative debt instruments	$206	$203
We do not offset derivative assets against liabilities in master netting agreements and there were no receivables or payables recognized on receipt or payment of cash collateral at March 31, 2025 and December 31, 2024.
Cash Flow Hedges
The fair value of interest rate swap agreements designated as cash flow hedges of interest rate risk are as follows (in thousands):

	March 31, 2025	December 31, 2024
Derivative assets	$4,249	$5,409
Derivative liabilities	$71	$101
Gains/losses are deferred and recorded in accumulated other comprehensive income, net of income taxes, in our consolidated balance sheet. When the hedged interest payment on the underlying borrowing is recognized in interest expense, the respective deferred gain/loss in accumulated other comprehensive income is reclassified to earnings as interest expense in the consolidated statements of operations. We expect to reclassify a net gain of $1.2 million from accumulated other comprehensive income in the next twelve months. We perform quarterly hedge effectiveness assessments and anticipate that the interest rate swap will be highly effective throughout its term. If it becomes probable that the hedged interest payment(s) will not occur, we immediately recognize the related deferred hedging gains/losses in earnings. There were no such reclassifications during the three months ended March 31, 2025.
Net Investment Hedge
Foreign exchange remeasurement gains/losses on euro-denominated debt designated as a hedge of our net investment in Nissens Automotive's foreign operations whose functional currency is Danish kroner, are recorded as a currency translation adjustment in accumulated other comprehensive income in the consolidated balance sheet, provided the net investment hedge is highly effective. The gains/losses will subsequently be reclassified into earnings when the hedged net investment is either sold or substantially liquidated. We recognized a loss of $8.2 million as a currency translation adjustment in other comprehensive income in the three months ended March 31, 2025. No gains or losses related to the net investment hedge were recognized in earnings in 2024.
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

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
Level 3: Significant unobservable inputs that reflect assumptions that market participants would use in pricing an asset or liability.
The following is a summary of the estimated fair values, carrying amounts, and classification under the fair value hierarchy of our financial instruments (in thousands):

		March 31, 2025		December 31, 2024
	Fair Value Hierarchy Level	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Cash and cash equivalents (a)	1/2	$50,276	$50,276	$44,426	$44,426
Deferred compensation	1	25,958	25,958	26,333	26,333
Short-term investments	2	—	—	6,956	6,956
Long-term investments	2	93	93	93	93
Cash flow hedge interest rate swaps	2	4,178	4,178	5,409	5,409
Short-term borrowings	2	23,226	23,226	27,117	27,117
Long-term debt	2	627,329	627,329	535,197	535,197
(a)As of March 31, 2025 cash and cash equivalents consist of cash of $43.4 million and cash equivalents of $6.9 million, which are classified as Level 1 and Level 2, respectively, under the fair value hierarchy. As of December 31, 2024 cash and cash equivalents consist of $44.4 million in cash, which is classified as Level 1 under the fair value hierarchy.
Cash equivalents consist of certificates of deposit with original maturities of three months, or less. These securities are accounted for as held-to-maturity and recorded at amortized cost, which approximates their fair values. The fair value of the underlying assets held by the deferred compensation plan are based on the quoted market prices of the underlying funds which are held by registered investment companies. The carrying value of our variable rate short-term borrowings and long-term debt under our credit facilities approximates fair value as the variable interest rates in the facilities reflect current market rates. The fair value of our cash flow interest rate swap agreements are obtained from independent third parties, are based upon market quotes, and represent the net amount required to terminate the interest rate swap, taking into consideration market rates and counterparty credit risk. Short-term and long-term investments consist of certificates of deposit with original maturities occurring within the next twelve months or in excess of twelve months, respectively. These certificates of deposit are securities accounted for as held-to-maturity and recorded at amortized cost, which approximates their fair values.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
Note 15.  Earnings Per Share
The following are reconciliations of the net earnings attributable to SMP and the shares used in calculating basic and diluted net earnings per common share attributable to SMP (in thousands, except shares and per share data):

	Three Months Ended March 31,
	2025	2024
Net earnings (loss) attributable to SMP
Continuing operations	$13,705	$9,863
Discontinued operations	(1,139)	(1,039)
Net earnings attributable to SMP	$12,566	$8,824

Basic net earnings (loss) per common share attributable to SMP
Continuing operations	$0.63	$0.45
Discontinued operations	$(0.06)	$(0.05)

Diluted net earnings (loss) per common share attributable to SMP
Continuing operations	$0.61	$0.44
Discontinued operations	$(0.05)	$(0.05)

Weighted average common shares outstanding, basic	21,886,810	21,923,830
Dilutive effect of restricted stock and performance-based stock	433,058	448,713
Weighted average common shares outstanding, diluted	22,319,868	22,372,543
The shares listed below were not included in the computation of diluted net earnings per common share attributable to SMP because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):

	Three Months Ended March 31,
	2025	2024
Restricted and performance-based shares	342	281
Note 16.  Industry Segments
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

There are no intersegment sales among our operating segments. Other consists of financial information related to the activities of our corporate headquarters function. The accounting policies of each segment are the same as those described in Note 1, "Summary of Significant Accounting Policies" in our Form 10-K for the year-ended December 31, 2024.

The following tables contain financial information for each reportable operating segment (in thousands):

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

Three Months Ended March 31, 2025	Vehicle Control	Temperature Control	Engineered Solutions	Nissens Automotive	Other	Total
Net sales	$192,342	$88,883	$65,972	$66,182	$—	$413,379
Cost of sales	130,181	61,285	54,263	42,928	—	288,657
Gross profit	62,161	27,598	11,709	23,254	—	124,722

Selling and marketing expenses	12,335	4,197	1,930	2,763	—	21,225
Distribution expenses	15,447	8,113	1,496	9,347	487	34,890
General and administration expenses	9,667	4,325	5,087	8,130	6,369	33,578
Supply chain financing expenses	6,404	2,927	—	—	—	9,331
Restructuring and integration expenses	526	136	20	—	(9)	673
Other expenses	—	—	—	427	136	563
Total operating expenses	44,379	19,698	8,533	20,667	6,983	100,260

Operating income (loss)	$17,782	$7,900	$3,176	$2,587	$(6,983)	$24,462

Other non-operating income, net						2,248
Interest expense						7,761
Earnings from continuing operations before income taxes						$18,949

Three Months Ended March 31, 2024	Vehicle Control	Temperature Control	Engineered Solutions	Nissens Automotive	Other	Total
Net sales	$185,524	$71,608	$74,271	$—	$—	$331,403
Cost of sales	126,625	51,919	63,337	—	—	241,881
Gross profit	58,899	19,689	10,934	—	—	89,522

Selling and marketing expenses	12,136	3,981	1,856	—	—	17,973
Distribution expenses	14,173	7,513	1,547	—	1,073	24,306
General and administration expenses	9,205	3,820	5,266	—	4,111	22,402
Supply chain financing expenses	7,744	2,286	—	—	—	10,030
Restructuring and integration expenses	101	58	33	—	—	192
Other expenses	—	—	—	—	—	—
Total operating expenses	43,359	17,658	8,702	—	5,184	74,903

Operating income (loss)	$15,540	$2,031	$2,232	$—	$(5,184)	$14,619

Other non-operating income, net						819
Interest expense						2,067
Earnings from continuing operations before income taxes						$13,371

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

	Three Months Ended March 31,
	2025	2024
Depreciation and amortization
Vehicle Control	$3,670	$3,524
Temperature Control	778	898
Engineered Solutions	2,500	2,469
Nissens Automotive	2,987	—
Other	332	410
Total depreciation and amortization	$10,267	$7,301
Capital expenditures
Vehicle Control	$5,379	$5,385
Temperature Control	1,301	458
Engineered Solutions	1,656	2,300
Nissens Automotive	136	—
Other	660	1,943
Total capital expenditures	$9,132	$10,086

	March 31, 2025	December 31, 2024
Investment in unconsolidated affiliates
Vehicle Control	$2,550	$2,447
Temperature Control	21,340	20,396
Engineered Solutions	2,123	1,999
Nissens Automotive	—	—
Other	—	—
Total investment in unconsolidated affiliates	$26,013	$24,842
Total assets
Vehicle Control	$685,575	$659,607
Temperature Control	321,550	276,216
Engineered Solutions	309,517	285,866
Nissens Automotive	497,865	482,773
Other	111,584	109,664
Total assets	$1,926,091	$1,814,126
For the disaggregation of our net sales from contracts with customers by major product group and geographic area within each of our operating segments, see Note 17, “Net Sales.”

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
Note 17. Net Sales
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
The following table summarizes consolidated net sales by major product group within each operating segment (in thousands):

	Three Months Ended March 31,

	2025	2024
Vehicle Control
Engine Management (Ignition, Emissions and Fuel Delivery)	$118,366	$116,085
Electrical and Safety	58,319	52,407
Wire Sets and Other	15,657	17,032
Total Vehicle Control	192,342	185,524

Temperature Control
AC System Components	67,191	49,960
Other Thermal Components	21,692	21,648
Total Temperature Control	88,883	71,608

Engineered Solutions
Light Vehicle	21,404	21,803
Commercial Vehicle	18,605	22,908
Construction/Agriculture	9,408	10,076
All Other	16,555	19,484
Total Engineered Solutions	65,972	74,271

Nissens Automotive
Engine Cooling	27,773	—
Air Conditioning	27,166	—
Engine Efficiency	11,243	—
Total Nissens Automotive	66,182	—

Other	—	—

Total	$413,379	$331,403
Geographic Area
We sell our line of products primarily in the United States, with additional sales in Europe, Canada, Mexico, and other foreign countries. Sales are attributed to countries based upon the location of the customer. Our sales are substantially denominated in U.S. dollars.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
The following tables provide disaggregation of net sales information by geographic area within each operating segment (in thousands):

Three Months Ended March 31, 2025	Vehicle Control	Temperature Control	Engineered Solutions	Nissens Automotive	Other	Total
United States	$172,333	$84,458	$37,299	$3,507	$—	$297,597
Europe, excluding Poland	200	7	12,299	43,105	—	55,611
Canada	9,390	4,091	7,603	71	—	21,155
Poland	7	—	699	16,387	—	17,093
Mexico	9,064	2	2,226	24	—	11,316
Other foreign	1,348	325	5,846	3,088	—	10,607
Total	$192,342	$88,883	$65,972	$66,182	$—	$413,379

Three Months Ended March 31, 2024	Vehicle Control	Temperature Control	Engineered Solutions	Nissens Automotive	Other	Total
United States	$164,821	$64,665	$40,454	$—	$—	$269,940
Europe, excluding Poland	271	16	13,859	—	—	14,146
Canada	9,158	6,632	8,182	—	—	23,972
Poland	12	—	347	—	—	359
Mexico	10,020	5	2,207	—	—	12,232
Other foreign	1,242	290	9,222	—	—	10,754
Total	$185,524	$71,608	$74,271	$—	$—	$331,403
Note 18. Commitments and Contingencies
Asbestos
In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying statements of operations. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001, and the amounts paid for settlements, awards of asbestos-related damages, and defense of such claims. At March 31, 2025, approximately 1,195 cases were outstanding for which we may be responsible for any related liabilities. Since inception in September 2001 through March 31, 2025, the amounts paid for settled claims and awards of asbestos-related damages, including interest, were approximately $96 million. We do not have insurance coverage for the indemnity and defense costs associated with the claims we face.
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

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
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
Based upon the results of the August 31, 2024 actuarial study, in September 2024 we increased our asbestos liability to $99.6 million, the low end of the range, and recorded an incremental pre-tax provision of $29.3 million in loss from discontinued operations in the accompanying consolidated statements of operations. Future legal costs, which are expensed as incurred and reported in loss from discontinued operations in the accompanying consolidated statements of operations, are estimated, according to the August 31, 2024 study, to range from $49.8 million to $115.9 million for the period through 2065. Total operating cash outflows related to discontinued operations, which include settlements, awards of asbestos-related damages and legal costs, net of taxes, were $4.4 million and $3 million for the three months ended March 31, 2025 and 2024, respectively.
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
The following table provides the changes in our product warranties (in thousands):

	Three Months Ended March 31,
	2025	2024
Balance, beginning of period	$24,715	$21,134
Liabilities accrued for current year sales	32,625	28,677
Settlements of warranty claims	(25,989)	(26,719)
Balance, end of period	$31,351	$23,092

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this Report are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects,” “strategies” and similar expressions. These statements represent our expectations based on current information and assumptions and are inherently subject to risks and uncertainties. Our actual results could differ materially from those which are anticipated or projected as a result of certain risks and uncertainties, including, but not limited to, changes or loss in business relationships with our major customers and in the timing, size and continuation of our customers’ programs; changes in our supply chain financing arrangements, such as changes in terms, termination of contracts and/or the impact of rising interest rates; increases in production or material costs, including procurement costs resulting from higher customs duties and tariffs; the ability of our customers to achieve their projected sales; competitive product and pricing pressures, and inflationary cost increases in raw materials, labor and transportation, that cannot be recouped in product pricing; the performance of the automotive aftermarket and/or other end-markets that we supply; changes in the product mix and distribution channel mix; economic and market conditions; successful integration of acquired businesses; our ability to achieve benefits from our cost savings initiatives; product liability matters (including, without limitation, those related to asbestos-related contingent liabilities); the effects of disruptions in the supply chain caused by geopolitical risks;uncertainties in U.S. trade policy, particularly as it relates to Mexico, Canada and China; as well as other risks and uncertainties, such as those described under Risk Factors, Quantitative and Qualitative Disclosures About Market Risk and those detailed herein and from time to time in the filings of the Company with the SEC. Forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. In addition, historical information should not be considered as an indicator of future performance. The following discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, included elsewhere in this Report.
Overview
We are a leading manufacturer and distributor of premium replacement parts in the automotive aftermarket and a custom-engineered solutions provider to vehicle and equipment manufacturers in diverse non-aftermarket end markets. Our business is organized into four operating segments. Our automotive aftermarket business is comprised of three segments, Vehicle Control, Temperature Control and Nissens Automotive while our Engineered Solutions Segment offers a broad array of conventional and future-oriented technologies. We sell our products primarily to retailers, warehouse distributors, original equipment manufacturers and original equipment service part operations in the United States, Europe, Canada, Mexico, and other foreign countries.
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
Our Temperature Control operating segment services our core automotive aftermarket customers with thermal products, and is poised to benefit from the broader adoption of more complex air conditioning and other thermal systems. These systems will provide passenger comfort regardless of the vehicles’ powertrain, and are being developed to cool batteries and other products used on electric vehicles. Segment offerings include sales from thermal products in the aftermarket business under two major product groups:– (1) AC System Components, which includes compressors, connecting lines, heat exchangers, and expansion devices; and (2) Other Thermal Components, which includes parts that provide engine, transmission, electric drive motor, and battery temperature management.
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

Our Nissens Automotive Segment was created in the fourth quarter of 2024 following the completion of our previously-disclosed acquisition of Nissens Automotive, a leading European supplier of thermal management and engine efficiency products for the automotive aftermarket. Segment offerings include premium replacement parts within the following major product groups:- (1) Engine Cooling, which includes radiators and oil coolers, electronics, such as electric water pumps and temperature sensors, and related components, such as expansion tanks and fan clutches; (2) Air Conditioning, which includes compressors and condensers, electronics, such as blowers, fans and pressure sensors, and related components, such as evaporators, expansion valves and heaters; and (3) Engine Efficiency, which includes turbochargers and intercoolers, electronics, such as exhaust gas recirculation (EGR) valves and modules, and related components, such as EGR coolers and oil feed pipes.
Overview of Financial Performance
The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto. This discussion summarizes the significant factors affecting our results of operations and the financial condition of our business during the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(In thousands, except per share data)	2025	2024

Net sales	$413,379	$331,403
Gross profit	124,722	89,522
Gross profit %	30.2%	27%
Operating income	24,462	14,619
Operating income %	5.9%	4.4%
Earnings from continuing operations before income taxes	18,949	13,371
Provision for income taxes	5,069	3,342
Earnings from continuing operations	13,880	10,029
Loss from discontinued operations, net of income taxes	(1,139)	(1,039)
Net earnings	12,741	8,990
Net earnings attributable to noncontrolling interest	175	166
Net earnings attributable to SMP	12,566	8,824
Earnings per share data attributable to SMP – Diluted:
Continuing operations	$0.61	$0.44
Discontinued operations	(0.05)	(0.05)
Net earnings per common share	$0.56	$0.39
Consolidated net sales for the three months ended March 31, 2025 were $413.4 million, an increase of $82 million, or 24.7%, compared to net sales of $331.4 million in the same period in 2024. Net sales increased in all our operating segments, except for our Engineered Solutions operating segment, when compared to the comparable period in the prior year.
The increase in net sales in the three months ended March 31, 2025 when compared to the same period in the prior year reflects the impact of multiple factors including:
•inclusion of $66.2 million of net sales in our new segment, Nissens Automotive, created with the acquisition of Nissens Automotive in the fourth quarter of 2024,
•earlier timing and strong volume of pre-season customer orders in our Temperature Control operating segment. Overall, full year results at Temperature Control will be dependent upon summer weather conditions and customer inventory levels, and
•stable demand in the automotive aftermarket business across our major product groups in our Vehicle Control operating segment, offset by
•decreased net sales in our Engineered Solutions operating segment as growth from business wins and successful cross-selling efforts was more than offset by general softness in end markets.

Gross margins, as a percentage of net sales, increased to 30.2% in the first quarter of 2025 compared to 27% in the first quarter of 2024. Overall, the gross margin increase as a percentage of sales in the first quarter of 2025 primarily reflects the positive impact of higher sales volumes leading to higher fixed manufacturing cost absorption, improved operating performance including the impact of cost control measures, as well as, some benefit from movements in foreign currency exchange rates, which more than offset slowing market demand in our Engineered Solutions operating segment. Gross margin percentage in our newly acquired operating segment, Nissens Automotive, was consistent with our expectations and contributed to the higher overall consolidated gross margin percentage. Looking ahead we expect additional tariffs on imports into the United States to begin to impact our business in the second quarter of 2025, which we expect to partially mitigate with a combination of price increases and cost reduction efforts.
Operating margin as a percentage of net sales for the three months ended March 31, 2025 increased to 5.9% as compared to 4.4% for the same period in 2024. Included in our operating margin were selling, general and administrative expenses of $99.8 million, or 24.2% of net sales for the three months ended March 31, 2025 compared to $74.7 million, or 22.6% of net sales, for the same period in 2024. The $25.1 million increase in selling, general and administrative expenses in the first quarter of 2025 as compared to the first quarter of 2024 is principally due to (i) $20.7 million of selling, general and administrative expenses in our newly acquired operating segment, Nissens Automotive, and (ii) higher general and administrative expenses in the remainder of our business.
Overall, our core automotive aftermarket business remains strong, and we are both excited and optimistic for the growth potential in our newly acquired operating segment, Nissens Automotive, and the long-term growth potential of the complementary markets served in our Engineered Solutions operating segment.
Restructuring Programs
During the first quarter of 2025, we recorded expenses related to our separation program and cost reduction initiative of $0.4 million and $0.3 million, respectively. In addition we expanded our cost reduction initiative to encompass the relocation of additional product lines from certain plants in the United States and Canada to our existing manufacturing facilities in Mexico. Additional expenses related to these programs are expected to be immaterial.
Expenses incurred pursuant to the program are recorded in restructuring and integration expenses in our statements of operations. We continue to realize the benefits of these programs through reduced operating costs in 2025 and continue to look for opportunities to reduce our operating cost structure to remain competitive while continuing to grow our business.
United States Trade Policy
Since February 2025, the United States government imposed new tariffs on imports to the United States from certain countries and regions, including Canada, Mexico, China, the European Union and many other countries. Certain foreign governments have implemented retaliatory actions in response to the change in United States trade policy. We operate manufacturing plants in, and rely on imports from Canada, Mexico, China and the European Union to serve our customers in the United States, and therefore, we are exposed to the adverse impacts of higher tariffs on imported raw materials, components and finished goods. In response, we have taken, and will continue to take actions to optimize our operations to minimize the impact of such tariffs and maintain our profitability through cost and pricing measures. We believe our diverse global footprint provides a competitive advantage and resiliency within our supply chain. More than one-half of our sales in the United States are from products manufactured in North America, which are currently mostly exempt from tariffs under the United States-Mexico-Canada Agreement. Products sourced from China represent approximately one-quarter of our sales in the United States, with the remainder of our sales in the United States from products sourced from other regions of the world which are currently subject to lower tariffs. Furthermore, our recent acquisition of Nissens Automotive provides sales diversification outside of the United States. The extent and duration of tariffs and the resulting impact on macroeconomic conditions and on our business are uncertain and may depend on various factors, including negotiations between the United States and affected countries, retaliation imposed by other countries, tariff exemptions, and decisions to pause, reimpose or increase tariffs. We will continue to actively monitor international trade developments and evaluate the potential impact on our results of operations and financial condition.

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
With each year, we seek to enhance our commitment to sustainability initiatives, improve our employee engagement, and find ways to give back to our communities. Information on our sustainability initiatives can be found in our most current sustainability report and on our corporate website at ir.smpcorp.com under “Sustainability” and at smpcares.smpcorp.com. Information in our sustainability report and on our corporate websites regarding our sustainability initiatives are referenced for general information only and are not incorporated by reference in this Report.
Interim Results of Operations
Comparison of the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024
Sales. Consolidated net sales for the three months ended March 31, 2025 were $413.4 million, an increase of $82.0 million, or 24.7%, compared to $331.4 million in the same period of 2024, with the majority of our net sales to customers located in the United States. Net sales increased in all our operating segments, except for our Engineered Solutions operating segment, when compared to the comparable period in the prior year.

The following table summarizes consolidated net sales by segment and by major product group within each segment for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,

	2025	2024
Vehicle Control
Engine Management (Ignition, Emissions and Fuel Delivery)	$118,366	$116,085
Electrical and Safety	58,319	52,407
Wire Sets and Other	15,657	17,032
Total Vehicle Control	192,342	185,524

Temperature Control
AC System Components	67,191	49,960
Other Thermal Components	21,692	21,648
Total Temperature Control	88,883	71,608

Engineered Solutions
Light Vehicle	21,404	21,803
Commercial Vehicle	18,605	22,908
Construction/Agriculture	9,408	10,076
All Other	16,555	19,484
Total Engineered Solutions	65,972	74,271

Nissens Automotive
Engine Cooling	27,773	—
Air Conditioning	27,166	—
Engine Efficiency	11,243	—
Total Nissens Automotive	66,182	—

Other	—	—

Total	$413,379	$331,403
Vehicle Control’s net sales for the three months ended March 31, 2025 increased $6.8 million, or 3.7%, to $192.3 million compared to $185.5 million in the same period of 2024. Demand in the Vehicle Control aftermarket segment remains stable across our major product groups.
Temperature Control’s net sales for the three months ended March 31, 2025 increased $17.3 million, or 24.1%, to $88.9 million compared to $71.6 million in the same period of 2024. Temperature Control’s net sales for the first quarter of 2025 reflect the earlier timing of and strong pre-season customer orders compared to the same period in 2024. Overall, full year results at Temperature Control will be dependent upon ongoing weather conditions and customer inventory levels.
Engineered Solutions’ net sales for the three months ended March 31, 2025 decreased $8.3 million, or 11.2%, to $66 million compared to $74.3 million in the same period of 2024. Overall, net sales in our Engineered Solutions operating segment declined year-over-year as growth from business wins and successful cross-selling efforts was more than offset by slowing demand from existing customers.
Nissens Automotive's net sales of $66.2 million for the three months ended March 31, 2025 are consistent with our expectations. We expect Nissens Automotive's net sales to follow a similar annual seasonal pattern as the Temperature Control segment, as demand for many of Nissens Automotive's products increase with warmer weather. We also expect to benefit from revenue synergies resulting from the acquisition starting in 2026 and beyond.
Gross Margins. Gross margins, as a percentage of consolidated net sales, increased to 30.2% in the first quarter of 2025, compared to 27.0% in the first quarter of 2024. The following table summarizes gross margins by segment for the three months ended March 31, 2025 and 2024, respectively (in thousands):

Three Months Ended March 31,	Vehicle Control	Temperature Control	Engineered Solutions	Nissens Automotive	Other	Total
2025
Net sales	$192,342	$88,883	$65,972	$66,182	$—	$413,379
Gross margins	62,161	27,598	11,709	23,254	—	124,722
Gross margin percentage	32.3%	31.1%	17.7%	35.1%	—	30.2%

2024
Net sales	$185,524	$71,608	$74,271	$—	$—	$331,403
Gross margins	58,899	19,689	10,934	—	—	89,522
Gross margin percentage	31.7%	27.5%	14.7%	—	—	27%
Compared to the first quarter of 2024, gross margin percentage increased at our Vehicle Control, Temperature Control and Engineered Solutions operating segments by 0.6 percentage points from 31.7% to 32.3%, 3.6 percentage points from 27.5% to 31.1%, and 3 percentage points from 14.7% to 17.7%, respectively. Gross margin percentage at our Nissens Automotive operating segment was 35.1%.
Our Vehicle Control and Temperature Control operating segments primarily benefited from favorable manufacturing cost absorption due to higher production levels, as well as the impact of cost saving measures, and favorable customer sales mix.
Despite lower net sales, the gross margin percentage in our Engineered Solutions operating segment increased in the first quarter of 2025 when compared to the comparable period in 2024 primarily due to favorable customer sales mix and foreign exchange movements. While we anticipate continued margin pressure resulting from tariffs, market competition and lingering inflation, we believe that our cost savings initiatives and pricing actions should help to offset much of this impact to our gross margins.
The gross margin percentage at our Nissens Automotive operating segment was negatively impacted by $4.6 million of amortization for inventory fair value adjustments related to the application of accounting for business combinations. Amortization of the remaining inventory fair value adjustment will continue through the second quarter of 2025.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $99.8 million, or 24.2% of consolidated net sales, in the first quarter of 2025, as compared to $74.7 million, or 22.6% of consolidated net sales, in the first quarter of 2024. The $25.1 million increase in selling, general and administrative expenses in the first quarter of 2025 as compared to the first quarter of 2024 is principally due to (i) $20.7 million of selling, general and administrative expenses in our newly acquired operating segment, Nissens Automotive, and (ii) higher general and administrative expenses in the remainder of our business.
Restructuring and Integration Expenses. Restructuring and integration expenses, primarily consisting of severance and other benefit enhancements, were $0.7 million for the three months ended March 31, 2025 compared to $0.2 million in the same period of 2024. Restructuring and integration expenses incurred in the first quarter of 2025 relate primarily to the Separation Program initiated in the second quarter of 2024. We anticipate that the program will be substantially complete by the end of 2027.
Restructuring and integration expenses of $0.2 million in the first quarter of 2024 relate to the Cost Reduction Initiative initiated in the fourth quarter of 2022. We anticipate that the Cost Reduction Initiative will be substantially complete by the end of 2026.
Operating Income. Operating income was $24.5 million, or 5.9% of consolidated net sales, in the first quarter of 2025, compared to $14.6 million, or 4.4% of consolidated net sales, in the first quarter of 2024. The year-over-year increase in operating income of $9.8 million is primarily the result of higher net sales and gross margin percentage, partly offset by higher selling, general and administrative expenses.
Other Non-Operating Income, Net. Other non-operating income, net was $2.2 million in the first quarter of 2025, compared to $0.8 million in the first quarter of 2024. The year-over-year increase in other non-operating income, net primarily results from the favorable impact of changes in foreign currency exchange rates in addition to higher equity income from our joint ventures.
Interest Expense. Interest expense was $7.8 million in the first quarter of 2025, compared to $2.1 million in the first quarter of 2024. The year-over-year increase in interest expense primarily reflects the impact of higher average outstanding borrowings in the first quarter of 2025 when compared to the first quarter of 2024 due to borrowings to fund our acquisition of Nissens Automotive in the fourth quarter of 2024.
Income Tax Provision. The income tax provision in the first quarter of 2025 was $5.1 million at an effective tax rate of 26.8% compared to $3.3 million at an effective tax rate of 25% for the same period in 2024. The increase in the effective tax rate is due to higher earnings and taxes in foreign jurisdictions, primarily related to the inclusion of our new operating segment, Nissens Automotive.
Loss from Discontinued Operations. Loss from discontinued operations, net of income taxes, during the first quarter of 2025 and 2024 of $1.1 million and $1.0 million, respectively, reflects legal and other administrative expenses associated with our asbestos-related liability. As discussed more fully in Note 18, “Commitments and Contingencies” in the notes to our consolidated financial statements (unaudited), we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.
Net Earnings Attributable to Noncontrolling Interest. Net earnings attributable to noncontrolling interest relates to the minority shareholders’ interest in Trombetta Asia, Ltd., our 70% owned joint venture in Hong Kong, with operations in China and, in Foshan GWO YNG SMP Vehicle Climate Control & Cooling Products Co. Ltd., our 80% owned joint venture in China. Net earnings attributable to noncontrolling interest were $0.2 million during each of the three months ended March 31, 2025 and 2024, respectively.

Restructuring and Integration Programs
For a detailed discussion on the restructuring and integration costs, see Note 4, “Restructuring and Integration Expenses,” of the notes to our consolidated financial statements (unaudited).
Liquidity and Capital Resources
Our primary cash requirements include working capital, capital expenditures, quarterly dividend payments, stock repurchases, principal and interest payments on indebtedness and acquisitions. The following table summarizes our primary sources of funds including ongoing net cash flows from operating activities and borrowing availability under our credit agreement ("2024 Credit Agreement") (in thousands):

	March 31,		December 31,
	2025	2024	2024

Operating cash flows	$(60,220)	$(45,716)	$76,693
Total debt	$650,555	$214,902	$562,314
Cash and cash equivalents	50,276	27,113	44,426
Net debt	$600,279	$187,789	$517,888
Remaining borrowing capacity	$108,463	$274,230	$193,379
Total liquidity	158,739	301,343	237,805
Operating Activities. During the first quarter of 2025, cash used in operating activities was $60.2 million compared to $45.7 million in the same period of 2024.
Net earnings during the first quarter of 2025 were $12.7 million compared to $9 million in the same period of 2024. The decrease in cash provided by operating activities resulted primarily from the higher year-over-year increase in accounts receivable of $68.9 million compared to $44 million in the same period of 2024 due to higher net sales, partially offset by an increase in accounts payable of $1 million as compared to a decrease of $9.3 million in the same period of 2024, also due to higher net sales.
During the year ended December 31, 2024, we generated operating cash flow by actively managing our payables and accounts receivable despite increased inventories due to higher sales. We continue to actively manage our working capital to maximize our operating cash flow.
Investing Activities. Cash used in investing activities was $6.2 million during the first quarter of 2025, as compared to $10.1 million in the same period of 2024. Investing activities during the three months ended March 31, 2025 and 2024 primarily consisted of capital expenditures of $9.1 million and $10.1 million, respectively. Capital expenditures remain elevated due to continued investment in the start-up of our new distribution facility in Shawnee, Kansas.
Financing Activities. Cash provided by financing activities was $72.5 million during the first quarter of 2025, as compared to $50.4 million in the same period of 2024. During the first quarter of 2025, we (i) increased our borrowings under our 2024 Credit Agreement by $77.1 million, and (ii) paid dividends to SMP shareholders of $6.8 million. Cash provided by borrowings under our 2024 Credit Agreement in the three months ended March 31, 2025 was primarily used to fund our operating activities and capital expenditures, and pay dividends.

During the first quarter of 2024, we (i) increased our borrowings under our 2022 Credit Agreement by $58.7 million; and (ii) paid dividends to SMP shareholders of $6.4 million. Cash provided by borrowings under our 2022 Credit Agreement in the three months ended March 31, 2024 was primarily used to fund our operating activities and capital expenditures, and pay dividends.
In February 2025, we raised our quarterly dividend to SMP shareholders from $0.29 to $0.31 per share of common stock. We anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon our future earnings, financial condition, capital requirements, legal requirements, and other factors.
Liquidity.

Our primary sources of funds are ongoing net cash flows from operating activities and availability under our available financing arrangements, primarily our 2024 Credit Agreement, as described below and further in Note 9, “Credit Facilities and Long-Term Debt,” of the notes to our consolidated financial statements (unaudited) and Note 11 of the Notes to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024.
Our 2024 Credit Agreement matures in September 2029 and provides for an approximately $750 million credit facility, comprised of (i) a $430 million multi-currency revolving credit facility ("global tranche"); (ii) a $10 million multi-currency revolving credit facility, available to one or more wholly-owned Danish subsidiaries of the Company ("Danish tranche"); (iii) a $200 million delayed draw term loan facility in U.S. dollars; and (iv) a 100 million euros delayed draw term loan facility. The revolving credit facility has a $25 million sublimit for the issuance of letters of credit, and a $30 million sublimit for the borrowing of swingline loans.
The term loans amortize in quarterly installments of 1.25% in each of the first two years following the funding in 2024, 1.875% for the next year, and 2.50% in each quarter thereafter. The Company may request up to two one-year extensions of the maturity date.
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
Outstanding borrowings at March 31, 2025 under the 2024 Credit Agreement were $631 million, net of deferred financing costs, consisting of current borrowings of $19.1 million and long-term debt of $611.9 million; while outstanding borrowings at December 31, 2024 were $545.4 million, net of deferred financing costs, consisting of current borrowings of $25.2 million and long-term debt of $520.1 million. Letters of credit outstanding under the credit agreements were $2.5 million at both March 31, 2025 and December 31, 2024.
The weighted average interest rate under the 2024 Credit Agreement, adjusted for the impact of interest rate swap agreements, was 5.4% and 5.6% at March 31, 2025 and December 31, 2024, respectively, primarily consisting of Term SOFR for borrowings in U.S. dollars and EURIBOR for borrowings in euros.
The 2024 Credit Agreement contains customary covenants limiting, among other things, the incurrence of additional indebtedness, the creation of liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other payments in respect of equity interests, acquisitions, investments, loans and guarantees, subject, in each case, to customary exceptions, thresholds and baskets. The Company is in compliance with its debt covenants. The 2024 Credit Agreement also contains customary events of default.
The Company has an overdraft facility that provides for borrowings of up to Polish zloty 30 million (approximately $7.8 million) if borrowings are solely in Polish zloty, or up to 85% of the Polish zloty 30 million limit (approximately $6.6 million) if borrowings are in euros and/or U.S. dollars. The overdraft facility automatically renews every three months until June 2027, subject to cancellation by either party, at its sole discretion, at least 30 days prior to the commencement of the three-month renewal period. There were no borrowings outstanding under the overdraft facility at March 31, 2025.
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
Pursuant to these agreements, we sold $184.6 million and $170.8 million of receivables during the three months ended March 31, 2025 and 2024, respectively. Receivables presented at financial institutions and not yet collected as of March 31, 2025 were approximately $4.7 million and remained in our accounts receivable balance as of that date. All receivables sold were reflected as a reduction of accounts receivable in the consolidated balance sheet at the time of sale. A charge in the amount of $9.3 million and $10 million related to the sale of receivables was included in selling, general and administrative expenses in our consolidated statements of operations for the three months ended March 31, 2025 and 2024, respectively.
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
In 2022, our Board of Directors authorized the purchase of up to $30 million of our common stock under a stock repurchase program. Stock will be purchased from time to time in the open market, or through private transactions, as market conditions warrant. Under this program, there were no repurchases of common stock during the three months ended March 31, 2025. In the three months ended March 31, 2024, we repurchased 79,922 shares of our common stock at a total cost of $2.6 million. As of March 31, 2025, there was approximately $19.6 million available for future stock purchases under the program.
Material Cash Commitments
Material cash commitments as of March 31, 2025 consist of required cash payments to service our outstanding borrowings of $631 million under our 2024 Credit Agreement, the future minimum cash requirements of $147.4 million through 2034 under operating leases, and expected future cash payments relating to our restructuring activities of $4.2 million with approximately $3.7 million paid in the remainder of 2025, approximately $0.4 million in 2026 and approximately $0.1 million thereafter. All of our other known cash commitments as of March 31, 2025 are not material. For additional information related to our material cash commitments, see Note 4, “Restructuring and Integration Expenses”, Note 8, “Leases,” and Note 9, “Credit Facilities and Long-Term Debt,” in the notes to our consolidated financial statements (unaudited).
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
For further information regarding the risks in our business, refer to Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024.

Critical Accounting Policies and Estimates
We have identified the accounting policies and estimates surrounding the “Valuation of Long-Lived and Intangible Assets and Goodwill,” and “Asbestos Litigation” as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies and estimates on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies and estimates affect our reported and expected financial results. There have been no material changes to these and other accounting policies and estimates from the information provided in Note 1 of the Notes to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk, primarily related to foreign currency exchange and interest rates. These exposures are actively monitored by management. Our exposure to foreign exchange rate risk is due to certain costs, revenues and borrowings being denominated in currencies other than one of our subsidiary’s functional currency, and net investments in our foreign subsidiaries. Similarly, we are exposed to market risk as the result of changes in interest rates, which may affect the cost of our financing. It is our policy and practice to use derivative financial instruments only to the extent necessary to manage exposures. We do not hold or issue derivative financial instruments for trading or speculative purposes.
Foreign Exchange Rate Risk
We have foreign exchange rate exposure primarily with respect to the Canadian dollar, the euro, the British pound, the Polish zloty, the Hungarian forint, the Mexican peso, the Danish Kroner, the Taiwan dollar, the Chinese yuan renminbi and the Hong Kong dollar. As of March 31, 2025 and December 31, 2024, our monetary assets and liabilities which are subject to this exposure, after consideration of the use of monetary liabilities in a net investment hedge of our investment in Nissens Automotive's foreign operations, are immaterial, therefore, the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the incremental effect of such a change on our foreign currency denominated revenues.
Interest Rate Risk
We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To reduce our market risk to changes in interest rates on our variable rate borrowings, and to manage a portion of our exposure to changes in interest rates, we occasionally enter into interest rate swap agreements to synthetically convert all or a portion of our variable rate debt to a fixed rate. As of March 31, 2025, we had interest rate swap agreements with a total notional amount of $208.2 million.
As of March 31, 2025, we had approximately $631 million of outstanding borrowings under our 2024 Credit Agreement, net of deferred financing costs, of which approximately $422.8 million bears interest at variable rates of interest and $208.2 million bears interest at fixed rates, after consideration of the interest rate swap agreements. Additionally, we invest our excess cash in highly liquid short-term investments. Based upon our current level of borrowings under our 2024 Credit Agreement and our excess cash, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate may have an approximate $3.7 million annualized negative impact on our earnings before income taxes or cash flows.
In addition, we are party to several supply chain financing arrangements, in which we may sell certain of our customers’ trade accounts receivable to such customers’ financial institutions. We sell our undivided interests in certain of these receivables at our discretion when we determine that the cost of these arrangements is less than the cost of servicing our receivables with existing debt. During the three months ended March 31, 2025 we sold $184.6 million of receivables. Depending upon the level of sales of receivables, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the margin rate may have an approximate $1.8 million negative impact on our earnings before income taxes or cash flows. The charge related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations.
Other than the aforementioned, there have been no significant changes to the information presented in Item 7A (Market Risk) of our Annual Report on Form 10-K for the year ended December 31, 2024.
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
(b)Changes in Internal Control Over Financial Reporting.
During the quarter ended March 31, 2025, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We review, document and test our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control – Integrated Framework. We may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts may lead to various changes in our internal control over financial reporting.

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

STANDARD MOTOR PRODUCTS, INC.
(Registrant)

Date: April 30, 2025	/s/ Nathan R. Iles
Nathan R. Iles
Chief Financial Officer
(Principal Financial and Accounting Officer)