Form 10-Q
period 2025-06-30
STANDARD MOTOR PRODUCTS, INC.
filed 2025-08-05
CIK 93389

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2025

or

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
Yes ☐     No ☑
As of the close of business on August 1, 2025, there were 21,987,673 outstanding shares of the registrant’s Common Stock, par value $2.00 per share.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data, unaudited)	2025	2024	2025	2024
Net sales	$493,853	$389,829	$907,232	$721,232
Cost of sales	342,964	278,382	631,621	520,263
Gross profit	150,889	111,447	275,611	200,969
Selling, general and administrative expenses	107,520	83,885	207,365	158,618
Restructuring expenses	582	2,559	1,255	2,751
Other income (expense), net	49	(17)	307	5
Operating income	42,836	24,986	67,298	39,605
Other non-operating income, net	1,875	2,199	4,123	3,018
Interest expense	8,295	2,752	16,056	4,819
Earnings from continuing operations before income taxes	36,416	24,433	55,365	37,804
Provision for income taxes	9,821	6,109	14,890	9,451
Earnings from continuing operations	26,595	18,324	40,475	28,353
Loss from discontinued operations, net of income taxes	(1,058)	(917)	(2,197)	(1,956)
Net earnings	25,537	17,407	38,278	26,397
Net earnings attributable to noncontrolling interest	295	344	470	510
Net earnings attributable to SMP (a)	$25,242	$17,063	$37,808	$25,887

Net earnings (loss) attributable to SMP
Continuing operations	$26,300	$17,980	$40,005	$27,843
Discontinued operations	(1,058)	(917)	(2,197)	(1,956)
Net earnings attributable to SMP	$25,242	$17,063	$37,808	$25,887

Per common share data
Basic:
Continuing operations	$1.20	$0.83	$1.82	$1.27
Discontinued operations	(0.05)	(0.05)	(0.10)	(0.09)
Net earnings attributable to SMP per common share	$1.15	$0.78	$1.72	$1.18

Diluted:
Continuing operations	$1.17	$0.81	$1.79	$1.25
Discontinued operations	(0.04)	(0.04)	(0.10)	(0.09)
Net earnings attributable to SMP per common share	$1.13	$0.77	$1.69	$1.16

Dividend declared per common share	$0.31	$0.29	$0.62	$0.58

Weighted average number of common shares, basic	21,984,492	21,767,526	21,935,921	21,845,678
Weighted average number of common shares, diluted	22,423,208	22,185,536	22,359,693	22,277,590
(a)Throughout this Form 10-Q, “SMP” refers to Standard Motor Products, Inc. and subsidiaries.
See accompanying notes to consolidated financial statements (unaudited).

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, unaudited)	2025	2024	2025	2024
Net earnings	$25,537	$17,407	$38,278	$26,397
Other comprehensive income (loss), net of tax:
Foreign currency translation	32,021	(3,744)	45,000	(4,968)
Cash flow hedges	(1,469)	79	(2,305)	1,470
Postretirement benefit plans	(3)	(2)	(5)	(5)
Total other comprehensive income (loss), net of tax	30,549	(3,667)	42,690	(3,503)
Total comprehensive income	56,086	13,740	80,968	22,894
Comprehensive income (loss) attributable to noncontrolling interest, net of tax:
Net earnings	295	344	470	510
Foreign currency translation	69	(11)	33	(15)
Comprehensive income attributable to noncontrolling interest, net of tax	364	333	503	495
Comprehensive income attributable to SMP	$55,722	$13,407	$80,465	$22,399
See accompanying notes to consolidated financial statements (unaudited).

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	June 30, 2025	December 31, 2024
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash	$58,792	$44,426
Accounts receivable, less allowances for discounts and expected credit losses of $7,777 and $5,472 for 2025 and 2024, respectively	327,270	210,719
Inventories	638,594	624,913
Unreturned customer inventories	18,567	16,163
Prepaid expenses and other current assets	21,841	25,703
Total current assets	1,065,064	921,924

Property, plant and equipment, net of accumulated depreciation of $287,624 and $273,264 for 2025 and 2024, respectively	183,508	168,735
Operating lease right-of-use assets	111,731	109,899
Goodwill	256,266	241,418
Customer relationships intangibles, net	221,024	210,430
Other intangibles, net	99,326	90,540
Deferred income taxes	15,545	13,199
Investments in unconsolidated affiliates	23,495	24,842
Other assets	31,389	33,139
Total assets	$2,007,348	$1,814,126
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of revolving credit facility	$10,000	$10,800
Current portion of term loan and other debt	20,818	16,317
Accounts payable	171,356	148,009
Sundry payables and accrued expenses	88,147	84,936
Accrued customer returns	75,207	46,471
Accrued core liability	12,040	12,807
Accrued rebates	76,274	76,168
Payroll and commissions	38,573	40,964
Total current liabilities	492,415	436,472

Long-term debt	605,811	535,197
Noncurrent operating lease liabilities	99,770	98,214
Other accrued liabilities	30,527	29,593
Accrued asbestos liabilities	75,366	84,568
Total liabilities	1,303,889	1,184,044
Commitments and contingencies
Stockholders’ equity:
Common stock – par value $2.00 per share (Authorized – 30,000,000 shares; issued 23,936,036 shares)	47,872	47,872
Capital in excess of par value	101,036	100,135
Retained earnings	599,601	575,385
Accumulated other comprehensive income	16,825	(25,832)
Treasury stock – at cost (1,948,363 shares and 2,077,877 shares in 2025 and 2024, respectively)	(76,715)	(81,815)
Total SMP stockholders’ equity	688,619	615,745
Noncontrolling interest	14,840	14,337
Total stockholders’ equity	703,459	630,082
Total liabilities and stockholders’ equity	$2,007,348	$1,814,126
See accompanying notes to consolidated financial statements (unaudited).

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$38,278	$26,397
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	21,192	14,619
Amortization of deferred financing cost	637	240
Increase to allowance for expected credit losses	2,041	418
Increase to inventory reserves	3,907	2,907
Equity income from joint ventures	(2,139)	(2,207)
Employee stock ownership plan allocation	1,350	1,394
Stock-based compensation	3,301	3,049
Decrease (increase) in deferred income taxes	504	(241)
Loss on discontinued operations, net of tax	2,197	1,956
Change in assets and liabilities:
Increase in accounts receivable	(108,180)	(81,060)
Increase in inventories	(3,217)	(3,641)
Decrease in prepaid expenses and other current assets	5,816	2,757
Increase (decrease) in accounts payable	17,068	(2,168)
Increase in sundry payables and accrued expenses	15,863	29,966
Net change in other assets and liabilities	(4,521)	(4,525)
Net cash used in operating activities	(5,903)	(10,139)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19,295)	(22,941)
Other investing activities	2,972	18
Net cash used in investing activities	(16,323)	(22,923)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of term loans	(7,821)	(2,500)
Net borrowings under revolving credit facilities	52,668	54,500
Net borrowings (repayments) of other debt and lease obligations	1,021	(14)
Purchase of treasury stock	—	(10,409)
Increase in overdraft balances	348	200
Dividends paid	(13,592)	(12,706)
Dividends paid to noncontrolling interest	—	(600)
Net cash provided by financing activities	32,624	28,471
Effect of exchange rate changes on cash	3,968	(1,779)
Net increase (decrease) in cash	14,366	(6,370)
CASH at beginning of period	44,426	32,526
CASH at end of period	$58,792	$26,156

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$16,943	$5,603
Income taxes	$9,237	$6,435
Noncash financing activity:
Dividend payable to noncontrolling interest	$—	$1,400
See accompanying notes to consolidated financial statements (unaudited).

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended June 30, 2025

(In thousands, unaudited)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total SMP	Non- Controlling Interest	Total
Balance at March 31, 2025	$47,872	$99,547	$581,174	$(13,655)	$(76,977)	$637,961	$14,476	$652,437
Net earnings	—	—	25,242	—	—	25,242	295	25,537
Other comprehensive income (loss), net of tax	—	—	—	30,480	—	30,480	69	30,549
Cash dividends paid	—	—	(6,815)	—	—	(6,815)	—	(6,815)
Stock-based compensation	—	1,489	—	—	262	1,751	—	1,751
Balance at June 30, 2025	$47,872	$101,036	$599,601	$16,825	$(76,715)	$688,619	$14,840	$703,459
Three Months Ended June 30, 2024

(In thousands, unaudited)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total SMP	Non- Controlling Interest	Total
Balance at March 31, 2024	$47,872	$102,704	$575,658	$(5,806)	$(81,278)	$639,150	$15,971	$655,121
Net earnings	—	—	17,063	—	—	17,063	344	17,407
Other comprehensive income (loss), net of tax	—	—	—	(3,656)	—	(3,656)	(11)	$(3,667)
Cash dividends paid	—	—	(6,314)	—	—	(6,314)	—	(6,314)
Purchase of treasury stock	—	—	—	—	(7,838)	(7,838)	—	(7,838)
Dividends to noncontrolling interest	—	—	—	—	—	—	(2,000)	(2,000)
Stock-based compensation	—	34	—	—	1,579	1,613	—	1,613
Balance at June 30, 2024	$47,872	$102,738	$586,407	$(9,462)	$(87,537)	$640,018	$14,304	$654,322

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2025

(In thousands, unaudited)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total SMP	Non- Controlling Interest	Total
Balance December 31, 2024	$47,872	$100,135	$575,385	$(25,832)	$(81,815)	$615,745	$14,337	$630,082
Net earnings	—	—	37,808	—	—	37,808	470	38,278
Other comprehensive income (loss), net of tax	—	—	—	42,657	—	42,657	33	42,690
Cash dividends paid	—	—	(13,592)	—	—	(13,592)	—	(13,592)
Stock-based compensation	—	1,638	—	—	1,663	3,301	—	3,301
Employee Stock Ownership Plan	—	(737)	—	—	3,437	2,700	—	2,700
Balance at June 30, 2025	$47,872	$101,036	$599,601	$16,825	$(76,715)	$688,619	$14,840	$703,459
Six Months Ended June 30, 2024

(In thousands, unaudited)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total SMP	Non- Controlling Interest	Total
Balance at December 31, 2023	$47,872	$101,751	$573,226	$(5,974)	$(81,811)	$635,064	$15,809	$650,873
Net earnings	—	—	25,887	—	—	25,887	510	26,397
Other comprehensive income (loss), net of tax	—	—	—	(3,488)	—	(3,488)	(15)	(3,503)
Cash dividends paid	—	—	(12,706)	—	—	(12,706)	—	(12,706)
Purchase of treasury stock	—	—	—	—	(10,409)	(10,409)	—	(10,409)
Dividends to noncontrolling interest	—	—	—	—	—	—	(2,000)	(2,000)
Stock-based compensation	—	984	—	—	1,899	2,883	—	2,883
Employee Stock Ownership Plan	—	3	—	—	2,784	2,787	—	2,787
Balance at June 30, 2024	$47,872	$102,738	$586,407	$(9,462)	$(87,537)	$640,018	$14,304	$654,322
See accompanying notes to consolidated financial statements (unaudited).

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1.   Basis of Presentation
Standard Motor Products, Inc. and its subsidiaries (referred to hereinafter in these notes to the consolidated financial statements as “we,” “us,” “our,” “SMP,” or the “Company”) is a leading manufacturer and distributor of premium replacement parts in the automotive aftermarket, and a custom-engineered solutions provider to vehicle and equipment manufacturers in diverse non-aftermarket end markets. Our automotive aftermarket is comprised of three segments, Vehicle Control, Temperature Control and Nissens Automotive, while our Engineered Solutions segment offers a broad array of conventional and future-oriented technologies in markets for commercial and light vehicles, construction, agriculture, power sports, marine, hydraulics and lawn and garden. We sell our products primarily to retailers, warehouse distributors, original equipment manufacturers and original equipment service part operations in the United States, Europe, Canada, Mexico, and other foreign countries. In addition to our legacy SMP business, we acquired our fourth business segment, European automotive aftermarket parts supplier AX V Nissens III ApS (now known as SMP Nissens III ApS) and its direct and indirect subsidiaries (“Nissens Automotive”), in the fourth quarter of 2024. Nissens Automotive develops, manufactures and markets products in the areas of air conditioning climate systems, engine cooling, and engine efficiency within the automotive aftermarket industry, primarily in Europe. For further information and disclosures regarding the Nissens Automotive acquisition, refer to Note 3, “Business Combinations.”
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
Standards not yet adopted as of June 30, 2025
Improvements to Income Tax Disclosures
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
The ASU is effective for annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, which for us is January 1, 2027 and January 1, 2028, respectively. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted.
This new standard, once adopted, will require us to disclose expenses in a more detailed and granular way than we do in these consolidated financial statements. We are currently evaluating the full impact of adopting ASU 2024-03 on our consolidated financial statements, disclosures, processes and controls. We will adopt the guidance when it becomes effective.
Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity
In May 2025, the FASB issued ASU 2025-03, Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (subtopic 805-10-55). This accounting standards update seeks to improve the requirements for identifying the accounting acquirer in transactions effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity (“VIE”), enhance the comparability of financial statements and result in more closely aligned accounting outcomes as economically similar transactions in which the legal acquiree is a voting interest entity. Under the current guidance, if the legal acquiree is a VIE, the primary beneficiary of the VIE is always the accounting acquirer. The revised guidance requires an entity to assess the factors in Topic 805, Business Combinations, to determine the accounting acquirer in an acquisition transaction primarily effected by exchanging equity interests when the legal acquiree is a VIE that meets the definition of a business.
The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods and applies prospectively to any acquisition transaction that occurs after the initial application date. The ASU is not expected to have a material impact on the Company’s consolidated financial statements.
We have reviewed all other recently issued accounting pronouncements and concluded they were either not applicable or not expected to have a material impact on the Company’s consolidated financial statements.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
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
During the six months ended June 30, 2025, we incurred additional closing and other acquisition related costs of $0.6 million recorded as selling, general and administrative costs within the consolidated statements of operations.
Note 4.   Restructuring Expenses
Separation Program
During the second quarter of 2024 we offered a voluntary retirement incentive package of severance and other benefit enhancements to eligible employees in the United States and Canada as part of our commitment to optimizing our cost structure and providing professional development opportunities to our employees. The offer period ended in the second quarter of 2024. In the third quarter of 2024, we expanded the program to include involuntary separations. Costs primarily comprise of compensation expense and enhanced medical benefits, and are recorded in restructuring expenses in our statements of operations as a one-time termination benefit. Voluntary retirement incentive costs were recognized when the employee accepted the offer or over their remaining period of service based on the agreed retirement date. Involuntary separation costs were recognized when the respective criteria were met and expenses were recorded either during the third quarter of 2024 or over the remaining service period for the affected employees. We anticipate that the program will be substantially complete by the end of 2027. Additional restructuring costs related to the initiative are expected to be immaterial. The total restructuring expenses recorded to date are $7.6 million.
Activity for the six months ended June 30, 2025 related to the separation program workforce reduction consisted of the following (in thousands):

Exit activity liability at December 31, 2024		$4,776
Restructuring costs provided for during 2025	(a)	531
Cash payments		(3,567)
Exit activity liability at June 30, 2025		$1,740
(a)Consists of $0.3 million in our Vehicle Control segment, and $0.2 million in our Temperature Control segment.
Cost Reduction Initiative
During the fourth quarter of 2022, to further our ongoing efforts to improve operating efficiencies and reduce costs, we announced plans for a reduction in our sales force, and initiated plans to relocate certain product lines from our Independence, Kansas manufacturing facility and from our St. Thomas, Canada manufacturing facility to our manufacturing facilities in Reynosa, Mexico. In 2025, we extended the program for plans to relocate additional product lines from certain plants in the United States and Canada to our existing manufacturing facilities in Mexico. We anticipate that the Cost Reduction Initiative will be substantially complete by the end of 2026. Additional restructuring costs related to the initiative are expected to be immaterial. The total restructuring expenses recorded to date are $5.3 million.
Activity for the six months ended June 30, 2025 related to the Cost Reduction Initiative consisted of the following (in thousands):

		Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2024		$232	$—	$232
Restructuring costs provided for during 2025	(a)	266	458	724
Cash payments		(152)	(458)	(610)
Exit activity liability at June 30, 2025		$346	$—	$346
(a)Consists of $0.7 million in our Vehicle Control segment.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
Restructuring activities are included within “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet. We regularly evaluate productivity initiatives and may either extend existing restructuring programs or initiate new restructuring programs in the future.
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
Pursuant to these agreements, we sold $257.6 million and $442.1 million of receivables during the three and six months ended June 30, 2025, respectively and $230.1 million and $400.9 million for the comparable periods in 2024. Receivables presented at financial institutions and not yet collected as of June 30, 2025 were approximately $6.2 million and remained in our accounts receivable balance as of that date. All receivables sold were reflected as a reduction of accounts receivable in the consolidated balance sheet at the time of sale. A charge in the amount of $12.3 million and $21.6 million related to the sale of receivables was included in selling, general and administrative expenses in our consolidated statements of operations for the three and six months ended June 30, 2025, respectively, and $13.4 million and $23.4 million for the comparable periods in 2024.
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
Note 6.      Inventories
Inventories, which are stated at the lower of cost (determined by means of the first-in, first-out method) and net realizable value, consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Finished goods	$405,539	$394,852
Work in process	21,714	22,053
Raw materials	211,341	208,008
Subtotal	638,594	624,913
Unreturned customer inventories	18,567	16,163
Total inventories	$657,161	$641,076
Note 7.   Acquired Intangible Assets
Acquired identifiable intangible assets consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Customer relationships	$322,786	$303,547
Patents, developed technology and intellectual property	14,123	14,123
Trademarks and trade names	91,775	82,220
Non-compete agreements	3,299	3,308
Supply agreements	800	800
Leaseholds	160	160
Total acquired intangible assets	432,943	404,158

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

Less: accumulated amortization (a)	(115,531)	(106,304)
Net acquired intangible assets	$317,412	$297,854
(a)Applies to all intangible assets, except for trademarks and trade names totaling $84.3 million, which have indefinite useful lives and, as such, are not amortized.
Total amortization expense for acquired intangible assets was $4.6 million and $9.0 million for the three and six months ended June 30, 2025, respectively, and $2.1 million and $4.3 million for the comparable periods in 2024. Based on the current estimated useful lives assigned to our intangible assets, amortization expense is estimated to be $9.4 million for the remainder of 2025, $18.8 million in 2026, $18.8 million in 2027, $18.8 million in 2028 and $167.3 million in the aggregate for the years 2029 through 2041.
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
The following tables provide quantitative disclosures related to our operating leases and include all operating leases acquired from the date of acquisition (in thousands, except where otherwise indicated):

Balance Sheet Information	June 30, 2025	December 31, 2024
Assets
Operating lease right-of-use assets	$111,731	$109,899

Liabilities
Sundry payables and accrued expenses	$21,525	$19,992
Noncurrent operating lease liabilities	99,770	98,214
Total operating lease liabilities	$121,295	$118,206

Weighted Average Remaining Lease Term	7.2 Years	7.7 Years
Weighted Average Discount Rate	5.1%	5.0%

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Expense	2025	2024	2025	2024
Lease expense	$5,830	$4,852	$12,053	$9,672
Variable and other lease expense (a)	2,044	628	3,772	1,408
Total lease expenses	$7,874	$5,480	$15,825	$11,080
(a)Relates to non-lease components such as maintenance, property taxes, etc., and operating lease expense for leases with an initial term of 12 months or less which are not material.

	Six Months Ended June 30,
	2025	2024
Supplemental Cash Flow Information
Cash paid for the amounts included in the measurement of lease liabilities	$11,028	$8,801
Right-of-use assets obtained in exchange for new lease obligations (a)	$9,828	$6,674
(a)Includes $5.7 million related to the lease modification and extension for our manufacturing facility in Reynosa, Mexico and $2.8 million related to our new warehouse in Niepolomice, Poland during the six months ended June 30,

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
2025. Includes $4.7 million related to the lease modification and extension for our manufacturing facility in Bialystok, Poland during the six months ended June 30, 2024.
Minimum Lease Payments
At June 30, 2025, we are obligated to make minimum lease payments through 2034, under operating leases, which are as follows:

2025	$11,549
2026	21,768
2027	19,394
2028	16,551
2029	15,754
Thereafter	62,134
Total lease payments	147,150
Less: Interest	(25,855)
Present value of lease liabilities	$121,295
Note 9.     Credit Facilities and Long-Term Debt
Total debt outstanding is summarized as follows (in thousands):

	June 30,	December 31,
	2025	2024
2024 Credit Agreement (a)
Multi-currency revolver	$309,130	$244,171
U.S. dollar term loan(b)	193,547	198,287
Euro term loan(b)	113,692	102,908
Other	20,260	16,948
Total debt	$636,629	$562,314

Current maturities of debt	$30,818	$27,117
Long-term debt	605,811	535,197
Total debt	$636,629	$562,314
(a) Weighted average interest rate, adjusted for the impact of interest rate swap agreements, is 5% and 5.6% at June 30, 2025 and December 31, 2024, respectively. Interest rates primarily consist of Term SOFR for borrowings in U.S. dollars and EURIBOR for borrowings in euros.
(b) Amounts are shown net of unamortized deferred financing costs of $2.2 million at June 30, 2025 and $2.7 million at December 31, 2024, respectively.
2024 Credit Agreement
Outstanding borrowings, net of unamortized deferred financing costs, and letters of credit under the 2024 credit agreement consist of the following (in millions):

	June 30, 2025	December 31, 2024
Current maturities of debt	$25.2	$25.3
Long-term debt	591.2	520.1
Total outstanding borrowings	$616.4	$545.4

Letters of credit	$2.5	$2.5
The 2024 Credit Agreement contains customary covenants limiting, among other things, the incurrence of additional indebtedness, the creation of liens, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other payments in respect of equity interests, acquisitions, investments, loans and guarantees, subject, in each case, to

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
customary exceptions, thresholds and baskets. The Company is in compliance with its debt covenants. The 2024 Credit Agreement also contains customary events of default.
Polish Overdraft Facility
The Company has an overdraft facility that provides for borrowings of up to Polish zloty 30 million (approximately $8.3 million) if borrowings are solely in Polish zloty, or up to 85% of the Polish zloty 30 million limit (approximately $7.1 million) if borrowings are in euros and/or U.S. dollars. The overdraft facility automatically renews every three months until June 2027, subject to cancellation by either party, at its sole discretion, at least 30 days prior to the commencement of the three-month renewal period. There were $2.6 million of borrowings outstanding under the overdraft facility at June 30, 2025 and no borrowings outstanding at December 31, 2024.
Maturities of Debt
As of June 30, 2025, maturities of debt, net of unamortized deferred financing costs, through 2038, assuming no prepayments, are as follows (in thousands):

	Multi-Currency Revolver	U.S. Dollar Term Loan	Euro Term Loan	Other Debt	Total
Remainder of 2025	$—	$4,776	$2,811	$5,026	$12,613
2026	—	9,606	5,652	1,182	16,440
2027	—	14,655	8,616	1,299	24,570
2028	—	19,703	11,579	1,208	32,490
2029	309,130	144,807	85,034	1,244	540,215
Thereafter	—	—	—	10,301	10,301
Total	$309,130	$193,547	$113,692	$20,260	$636,629
Less: current maturities	(10,000)	(9,572)	(5,633)	(5,613)	(30,818)
Long-term debt	$299,130	$183,975	$108,059	$14,647	$605,811
Deferred Financing Costs
Deferred financing costs of $4.2 million related to our term loans and revolving credit facilities as of June 30, 2025, assuming no prepayments, are being amortized in the amounts of $0.6 million for the remainder of 2025, $1.1 million in 2026, $1.0 million in 2027, $0.9 million in 2028, and $0.6 million in 2029.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
Note 10. Accumulated Other Comprehensive Income Attributable to SMP
Accumulated other comprehensive income attributable to SMP consists of the following (in thousands):

	Six Months Ended June 30, 2025
	Foreign Currency Translation		Cash Flow Hedges		Postretirement Benefit Plans	Total
Balance at December 31, 2024	$(29,769)		$3,924		$13	$(25,832)
Other comprehensive income (loss) before reclassifications	10,881	(b)	(1,542)	(a)	$—	9,339
Amounts reclassified from accumulated other comprehensive income	—		412		(4)	408
Net other comprehensive income (loss)	10,881		(1,130)		(4)	9,747
Tax amounts	2,134		294		2	2,430
Balance at March 31, 2025	$(16,754)		$3,088		$11	$(13,655)
Other comprehensive income (loss) before reclassifications	27,390	(b)	(2,428)	(a)	—	24,962
Amounts reclassified from accumulated other comprehensive income	—		443		(4)	439
Net other comprehensive income (loss)	27,390		(1,985)		(4)	25,401
Tax amounts	4,562		516		1	5,079
Balance at June 30, 2025	$15,198		$1,619		$8	$16,825
(a)Consists of the unrecognized loss relating to the change in fair value of cash flow interest rate hedges of $2.0 million ($1.5 million, net of tax) and $3.1 million ($2.3 million, net of tax) in the three and six months ended June 30, 2025, respectively, and cash settlement receipts of $0.5 million ($0.4 million, net of tax) and $0.9 million ($0.7 million, net of tax) in the three and six months ended June 30, 2025, respectively
(b)Foreign currency translation primarily reflects the appreciation of the Danish kroner.

	Six Months Ended June 30, 2024
	Foreign Currency Translation		Cash Flow Hedges		Postretirement Benefit Plans	Total
Balance at December 31, 2023	$(8,897)		$2,899		$24	$(5,974)
Other comprehensive income (loss) before reclassifications	(1,220)	(b)	1,209	(a)	—	(11)
Amounts reclassified from accumulated other comprehensive income	—		671		(4)	667
Net other comprehensive income (loss)	(1,220)		1,880		(4)	656
Tax amounts	—		(489)		1	(488)
Balance at March 31, 2024	$(10,117)		$4,290		$21	$(5,806)
Other comprehensive income (loss) before reclassifications	(3,733)	(c)	2,117	(a)	—	(1,616)
Amounts reclassified from accumulated other comprehensive income	—		(2,010)		(4)	(2,014)
Net other comprehensive income (loss)	(3,733)		107		(4)	(3,630)
Tax amounts	—		(28)		2	(26)
Balance at June 30, 2024	$(13,850)		$4,369		$19	$(9,462)
(a)Consists of the unrecognized gain relating to the change in fair value of cash flow interest rate hedges of $0.1 million ($0.1 million, net of tax) and $2.0 million ($1.5 million, net of tax) in the three and six months ended

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
June 30, 2024, respectively, and cash settlement receipts of $0.7 million ($0.5 million, net of tax) and $1.3 million ($1.0 million, net of tax) in the three and six months ended June 30, 2024, respectively
(b)Foreign currency translation primarily reflects the depreciation of the Polish zloty, Canadian dollar, and the euro, partly offset by appreciation in the Mexican peso
(c)Foreign currency translation primarily reflects the depreciation of the Mexican peso

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
Note 11. Stock-Based Compensation Plans
In May 2025, our shareholders approved the Standard Motor Products, Inc. 2025 Omnibus Incentive Plan (the “Plan”) at the Annual Meeting of Shareholders. The Plan was previously approved by the Board of Directors of the Company.
The Plan became effective upon shareholder approval in May 2025, and will terminate in May 2035, unless terminated sooner as provided for within the Plan. The Plan permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards, and other stock-based awards. The maximum number of shares that may be issued under the Plan is 1,050,000, subject to adjustment as provided under the Plan.
Our restricted and performance-based share activity was as follows for the six months ended June 30, 2025 and 2024:

	Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2024	929,024	$26.82
Granted	25,380	24.97
Vested	(42,214)	27.18
Forfeited	(5,700)	27.83
Balance at June 30, 2025	906,490	$26.80
We recorded compensation expense related to restricted shares and performance-based shares of $1.8 million ($1.3 million, net of tax) and $3.3 million ($2.4 million, net of tax) for the six months ended June 30, 2025 and 2024, respectively, primarily in selling, general and administrative expenses within our consolidated statements of operations. The unrecognized compensation expense related to our restricted and performance-based shares was $11.6 million at June 30, 2025, and is expected to be recognized as they vest over a weighted average period of 3.2 years and 10 months for employees and directors, respectively.
Note 12.  Employee Benefits
We maintain a defined contribution Supplemental Executive Retirement (“SERP”) Plan that allows key employees to elect to defer a portion of their compensation. In addition, we may at our discretion make contributions to the SERP plan on behalf of the employees. In the six months ended June 30, 2025, we made company contributions to the SERP plan of $0.3 million related to calendar year 2024.
We also have an Employee Stock Ownership Plan and Trust for employees who are not covered by a collective bargaining agreement. In connection therewith, we maintain an employee benefits trust to which we contribute shares of treasury stock. We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under the plan. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released. The trustees will vote the shares in accordance with their fiduciary duties. During the six months ended June 30, 2025, we contributed an additional 87,300 shares to the trust from our treasury and released 87,300 shares from the trust leaving 200 shares remaining in the trust as of June 30, 2025.
Note 13.  Derivative Instruments
As part of our risk management strategy, we occasionally use derivative instruments, including interest rate swaps, forward foreign exchange contracts and non-derivative instruments such as foreign currency denominated debt, to reduce our market risk for changes in interest rates and to manage foreign exchange rate risk. There have been no material changes during the six months ended June 30, 2025 to our risk management policies, strategies, types of instruments and valuation

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
techniques used in measuring fair value from the information provided in Note 17 of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024.
The notional amounts of financial instruments used to hedge the above risks are as follows (in millions):

	June 30, 2025	December 31, 2024
Interest rate swaps	$216	$204
Non-derivative debt instruments	$223	$203
We do not offset derivative assets against liabilities in master netting agreements and there were no receivables or payables recognized on receipt or payment of cash collateral at June 30, 2025 and December 31, 2024.
Cash Flow Hedges
The fair value of interest rate swap agreements designated as cash flow hedges of interest rate risk are as follows (in thousands):

	June 30, 2025	December 31, 2024
Derivative assets	$2,542	$5,409
Derivative liabilities	$360	$101
Gains/losses are deferred and recorded in accumulated other comprehensive income, net of income taxes, in our consolidated balance sheet and reclassified to interest expense in the consolidated statements of operations when the hedged interest payments on the underlying borrowings are recognized in interest expense. We expect to reclassify a net gain of $0.8 million from accumulated other comprehensive income in the next twelve months. We perform quarterly hedge effectiveness assessments and anticipate that the interest rate swap will be highly effective throughout its term. If it becomes probable that the hedged interest payment(s) will not occur, we immediately recognize the related deferred hedging gains/losses in earnings. There were no such reclassifications during the six months ended June 30, 2025.
Net Investment Hedge
Foreign exchange remeasurement gains/losses on euro-denominated debt designated in the fourth quarter of 2024 as a hedge of our net investment in Nissens Automotive's foreign operations whose functional currency is Danish kroner, are recorded as a currency translation adjustment in accumulated other comprehensive income in the consolidated balance sheet, provided the net investment hedge is highly effective. The gains/losses will subsequently be reclassified into earnings when the hedged net investment is either sold or substantially liquidated. We recognized a loss of $25.8 million as a currency translation adjustment in other comprehensive income in the six months ended June 30, 2025. No gains or losses related to the net investment hedge were recognized in earnings during the six months ended June 30, 2025.
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

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
The following is a summary of the estimated fair values, carrying amounts, and classification under the fair value hierarchy of our financial instruments (in thousands):

		June 30, 2025		December 31, 2024
	Fair Value Hierarchy Level	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Cash	1	$58,792	$58,792	$44,426	$44,426
Deferred compensation	1	27,287	27,287	26,333	26,333
Short-term investments	2	—	—	6,956	6,956
Long-term investments	2	94	94	93	93
Cash flow hedge interest rate swaps	2	2,182	2,182	5,409	5,409
Short-term borrowings	2	30,818	30,818	27,117	27,117
Long-term debt	2	605,811	605,811	535,197	535,197
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

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
Note 15.  Earnings Per Share
The following are reconciliations of the net earnings attributable to SMP and the shares used in calculating basic and diluted net earnings per common share attributable to SMP (in thousands, except shares and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net earnings (loss) attributable to SMP
Continuing operations	$26,300	$17,980	$40,005	$27,843
Discontinued operations	(1,058)	(917)	(2,197)	(1,956)
Net earnings attributable to SMP	$25,242	$17,063	$37,808	$25,887

Basic net earnings (loss) per common share attributable to SMP
Continuing operations	$1.20	$0.83	$1.82	$1.27
Discontinued operations	$(0.05)	$(0.05)	$(0.10)	$(0.09)

Diluted net earnings (loss) per common share attributable to SMP
Continuing operations	$1.17	$0.81	$1.79	$1.25
Discontinued operations	$(0.04)	$(0.04)	$(0.10)	$(0.09)

Weighted average common shares outstanding, basic	21,984,492	21,767,526	21,935,921	21,845,678
Dilutive effect of restricted stock and performance-based stock	438,716	418,010	423,772	431,912
Weighted average common shares outstanding, diluted	22,423,208	22,185,536	22,359,693	22,277,590
The shares listed below were not included in the computation of diluted net earnings per common share attributable to SMP because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Restricted and performance-based shares	327	290	336	286
Note 16.  Industry Segments
Our business is organized into four operating segments, Vehicle Control, Temperature Control, Nissens Automotive and Engineered Solutions, each of which focuses on a specific line of business. Our automotive aftermarket business is comprised of three operating segments, Vehicle Control, Temperature Control and Nissens Automotive, while our Engineered Solutions operating segment offers a broad array of conventional and future-oriented technologies. Nissens Automotive is a new operating segment created in the fourth quarter of 2024 comprising of our acquisition in November 2024.
There are no intersegment sales among our operating segments. Other consists of financial information related to the activities of our corporate headquarters function. The accounting policies of each segment are the same as those described in Note 1, "Summary of Significant Accounting Policies" in our Form 10-K for the year-ended December 31, 2024.
The following tables contain financial information for each reportable operating segment (in thousands):

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

Three Months Ended June 30, 2025	Vehicle Control	Temperature Control	Nissens Automotive	Engineered Solutions	Other	Total
Net sales	$201,699	$131,365	$90,537	$70,252	$—	$493,853
Cost of sales	141,051	89,002	55,348	57,563	—	342,964
Gross profit	60,648	42,363	35,189	12,689	—	150,889

Selling and marketing expenses	9,940	3,466	6,356	2,266	—	22,028
Distribution expenses	15,998	9,497	8,419	1,290	582	35,786
General and administration expenses	10,456	4,760	9,184	5,140	6,557	36,097
Supply chain financing expenses	7,235	5,051	—	—	—	12,286
Restructuring expenses	479	53	—	39	11	582
Other expenses	—	—	1,196	—	78	1,274
Total operating expenses	44,108	22,827	25,155	8,735	7,228	108,053

Operating income (loss)	$16,540	$19,536	$10,034	$3,954	$(7,228)	42,836

Other non-operating income, net						1,875
Interest expense						8,295
Earnings from continuing operations before income taxes						$36,416

Three Months Ended June 30, 2024	Vehicle Control	Temperature Control	Nissens Automotive	Engineered Solutions	Other	Total
Net sales	$188,741	$124,481	$—	$76,607	$—	$389,829
Cost of sales	128,772	87,872	—	61,738	—	278,382
Gross profit	59,969	36,609	—	14,869	—	111,447

Selling and marketing expenses	10,988	3,826	—	2,157	—	16,971
Distribution expenses	14,857	9,843	—	1,151	1,260	27,111
General and administration expenses	9,652	4,438	—	5,384	4,529	24,003
Supply chain financing expenses	8,348	5,058	—	—	—	13,406
Restructuring expenses	1,008	247	—	365	939	2,559
Other expenses	—	—	—	—	2,411	2,411
Total operating expenses	44,853	23,412	—	9,057	9,139	86,461

Operating income (loss)	$15,116	$13,197	$—	$5,812	$(9,139)	24,986

Other non-operating income, net						2,199
Interest expense						2,752
Earnings from continuing operations before income taxes						$24,433

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

Six Months Ended June 30, 2025	Vehicle Control	Temperature Control	Nissens Automotive	Engineered Solutions	Other	Total
Net sales	$394,041	$220,248	$156,719	$136,224	$—	$907,232
Cost of sales	271,232	150,287	98,276	111,826	—	631,621
Gross profit	122,809	69,961	58,443	24,398	—	275,611

Selling and marketing expenses	22,275	7,663	9,119	4,196	—	43,253
Distribution expenses	31,445	17,610	17,766	2,786	1,069	70,676
General and administration expenses	20,123	9,085	17,314	10,227	12,926	69,675
Supply chain financing expenses	13,639	7,978	—	—	—	21,617
Restructuring expenses	1,005	189	—	59	2	1,255
Other expenses	—	—	1,623	—	214	1,837
Total operating expenses	88,487	42,525	45,822	17,268	14,211	208,313

Operating income (loss)	$34,322	$27,436	$12,621	$7,130	$(14,211)	67,298

Other non-operating income, net						4,123
Interest expense						16,056
Earnings from continuing operations before income taxes						$55,365

Six Months Ended June 30, 2024	Vehicle Control	Temperature Control	Nissens Automotive	Engineered Solutions	Other	Total
Net sales	$374,265	$196,089	$—	$150,878	$—	$721,232
Cost of sales	255,397	139,791	—	125,075	—	520,263
Gross profit	118,868	56,298	—	25,803	—	200,969

Selling and marketing expenses	23,124	7,807	—	4,013	—	34,944
Distribution expenses	29,030	17,356	—	2,698	2,333	51,417
General and administration expenses	18,857	8,258	—	10,650	8,640	46,405
Supply chain financing expenses	16,092	7,344	—	—	—	23,436
Restructuring expenses	1,109	305	—	398	939	2,751
Other expenses	—	—	—	—	2,411	2,411
Total operating expenses	88,212	41,070	—	17,759	14,323	161,364

Operating income (loss)	$30,656	$15,228	$—	$8,044	$(14,323)	39,605

Other non-operating income, net						3,018
Interest expense						4,819
Earnings from continuing operations before income taxes						$37,804

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	2025	2024	2025	2024
Depreciation and amortization
Vehicle Control	$4,070	$3,607	$7,740	$7,131
Temperature Control	784	780	1,562	1,678
Nissens Automotive	3,325	—	6,312	—
Engineered Solutions	2,427	2,463	4,927	4,932
Other	319	468	651	878
Total depreciation and amortization	$10,925	$7,318	$21,192	$14,619
Capital expenditures
Vehicle Control	$6,123	$9,765	$11,502	$15,150
Temperature Control	970	316	2,271	774
Nissens Automotive	549	—	685	—
Engineered Solutions	2,144	2,632	3,800	4,932
Other	377	142	1,037	2,085
Total capital expenditures	$10,163	$12,855	$19,295	$22,941

	June 30, 2025	December 31, 2024
Investment in unconsolidated affiliates
Vehicle Control	$2,802	$2,447
Temperature Control	18,787	20,396
Nissens Automotive	—	—
Engineered Solutions	1,906	1,999
Other	—	—
Total investment in unconsolidated affiliates	$23,495	$24,842
Total assets
Vehicle Control	$688,779	$659,607
Temperature Control	341,238	276,216
Nissens Automotive	552,907	482,773
Engineered Solutions	313,359	285,866
Other	111,065	109,664
Total assets	$2,007,348	$1,814,126

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
Note 17. Net Sales
We disaggregate our net sales from contracts with customers by major product group and geographic area within each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our net sales are affected by economic factors.
Major Product Group
The Vehicle Control operating segment generates its revenues from core aftermarket sales of ignition, emissions, and fuel delivery, electrical and safety, and wire sets and other product categories primarily in the United States. The Temperature Control operating segment generates its revenue from aftermarket sales of air conditioning system components and other thermal products. The Nissens Automotive operating segment generates its revenues from aftermarket sales of air conditioning system components, engine cooling and engine efficiency products primarily in Europe. The Engineered Solutions operating segment generates revenues from custom-engineered products to vehicle and equipment manufacturers in highly diversified global end-markets such as commercial and light vehicles, construction, agriculture, power sports and marine.
The following table summarizes consolidated net sales by major product group within each operating segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2025	2024	2025	2024
Vehicle Control
Engine Management (Ignition, Emissions and Fuel Delivery)	$128,233	$115,529	$246,599	$231,614
Electrical and Safety	56,828	57,128	115,147	109,535
Wire Sets and Other	16,638	16,084	32,295	33,116
Total Vehicle Control	201,699	188,741	394,041	374,265

Temperature Control
AC System Components	104,777	99,970	171,968	149,930
Other Thermal Components	26,588	24,511	48,280	46,159
Total Temperature Control	131,365	124,481	220,248	196,089

Nissens Automotive
Air Conditioning	40,441	—	67,607	—
Engine Cooling	35,082	—	62,855	—
Engine Efficiency	15,014	—	26,257	—
Total Nissens Automotive	90,537	—	156,719	—

Engineered Solutions
Light Vehicle	21,780	24,686	43,184	46,489
Commercial Vehicle	21,836	23,483	40,441	46,391
Construction/Agriculture	9,584	9,473	18,992	19,549
All Other	17,052	18,965	33,607	38,449
Total Engineered Solutions	70,252	76,607	136,224	150,878

Other	—	—	—	—

Total	$493,853	$389,829	$907,232	$721,232
Geographic Area
We sell our line of products primarily in the United States, with additional sales in Europe, Canada, Mexico, and other foreign countries. Sales are attributed to countries based upon the location of the customer. Our sales are substantially denominated in U.S. dollars.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
The following tables provide disaggregation of net sales information by geographic area within each operating segment (in thousands):

Three Months Ended June 30, 2025	Vehicle Control	Temperature Control	Nissens Automotive	Engineered Solutions	Other	Total
United States	$179,130	$126,607	$3,912	$36,691	$—	$346,340
Europe, excluding Poland	199	13	60,867	12,712	—	73,791
Canada	9,400	4,287	103	8,101	—	21,891
Poland	14	—	22,747	2,083	—	24,844
Mexico	11,566	32	28	3,025	—	14,651
Other foreign	1,390	426	2,880	7,640	—	12,336
Total	$201,699	$131,365	$90,537	$70,252	$—	$493,853

Three Months Ended June 30, 2024	Vehicle Control	Temperature Control	Nissens Automotive	Engineered Solutions	Other	Total
United States	$167,899	$117,632	$—	$40,949	$—	$326,480
Europe, excluding Poland	249	35	—	13,531	—	13,815
Canada	8,681	6,585	—	8,497	—	23,763
Poland	12	—	—	347	—	359
Mexico	10,795	4	—	2,723	—	13,522
Other foreign	1,105	225	—	10,560	—	11,890
Total	$188,741	$124,481	$—	$76,607	$—	$389,829

Six Months Ended June 30, 2025	Vehicle Control	Temperature Control	Nissens Automotive	Engineered Solutions	Other	Total
United States	$351,463	$211,065	$7,419	$73,990	$—	$643,937
Europe, excluding Poland	399	20	103,972	25,011		129,402
Canada	18,790	8,378	174	15,704	—	43,046
Poland	21	—	39,134	2,782	—	41,937
Mexico	20,630	34	52	5,251	—	25,967
Other foreign	2,738	751	5,968	13,486	—	22,943
Total	$394,041	$220,248	$156,719	$136,224	$—	$907,232

Six Months Ended June 30, 2024	Vehicle Control	Temperature Control	Nissens Automotive	Engineered Solutions	Other	Total
United States	$332,720	$182,297	$—	$81,403	$—	$596,420
Europe, excluding Poland	529	51	—	26,773	—	27,353
Canada	17,839	13,217	—	16,679	—	47,735
Poland	15	—	—	1,311	—	1,326
Mexico	20,815	9	—	4,930	—	25,754
Other foreign	2,347	515	—	19,782	—	22,644
Total	$374,265	$196,089	$—	$150,878	$—	$721,232
Note 18. Commitments and Contingencies
Asbestos
In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying statements of operations. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001, and the amounts paid for settlements, awards of asbestos-related damages, and defense of such claims. At June 30, 2025, approximately 848 cases were outstanding for which we may be responsible for any related

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
liabilities. Since inception in September 2001 through June 30, 2025, the amounts paid for settled claims and awards of asbestos-related damages, including interest, were approximately $101 million. We do not have insurance coverage for the indemnity and defense costs associated with the claims we face.
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
Based upon the results of the August 31, 2024 actuarial study, in September 2024 we increased our asbestos liability to $99.6 million, the low end of the range, and recorded an incremental pre-tax provision of $29.3 million in loss from discontinued operations in the accompanying consolidated statements of operations. Future legal costs, which are expensed as incurred and reported in loss from discontinued operations in the accompanying consolidated statements of operations, are estimated, according to the August 31, 2024 study, to range from $49.8 million to $115.9 million for the period through 2065. Total operating cash outflows related to discontinued operations, which include settlements, awards of asbestos-related damages and legal costs, net of taxes, were $8.4 million and $5.2 million for the six months ended June 30, 2025 and 2024, respectively.
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

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
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
The following table provides the changes in our product warranties (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance, beginning of period	$31,351	$23,092	$24,715	$21,134
Liabilities accrued for current year sales	34,828	37,003	67,453	65,680
Settlements of warranty claims	(30,547)	(32,552)	(56,536)	(59,271)
Balance, end of period	$35,632	$27,543	$35,632	$27,543

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this Report are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects,” “strategies” and similar expressions. These statements represent our expectations based on current information and assumptions and are inherently subject to risks and uncertainties. Our actual results could differ materially from those which are anticipated or projected as a result of certain risks and uncertainties, including, but not limited to, changes or loss in business relationships with our major customers and in the timing, size and continuation of our customers’ programs; changes in our supply chain financing arrangements, such as changes in terms, termination of contracts and/or the impact of rising interest rates; increases in production or material costs, including procurement costs resulting from higher customs duties and tariffs; the ability of our customers to achieve their projected sales; competitive product and pricing pressures, and inflationary cost increases in raw materials, labor and transportation, that cannot be recouped in product pricing; the performance of the automotive aftermarket and/or other end-markets that we supply; changes in the product mix and distribution channel mix; economic and market conditions; successful integration of acquired businesses; our ability to achieve benefits from our cost savings initiatives; product liability matters (including, without limitation, those related to asbestos-related contingent liabilities); the effects of disruptions in the supply chain caused by geopolitical risks;uncertainties in U.S. trade policy, particularly as it relates to Mexico, Canada, China, and the European Union; as well as other risks and uncertainties, such as those described under Risk Factors, Quantitative and Qualitative Disclosures About Market Risk and those detailed herein and from time to time in the filings of the Company with the SEC. Forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. In addition, historical information should not be considered as an indicator of future performance. The following discussion should be read in conjunction with the unaudited consolidated financial statements, including the notes thereto, included elsewhere in this Report.
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
Our Vehicle Control operating segment services our core automotive aftermarket customers, deriving its sales from three major product groups: (1) Ignition, Emissions & Fuel Delivery, which includes the traditional internal combustion engine (ICE) dependent categories; (2) Electrical & Safety, which includes powertrain neutral vehicle technologies such as electrical switches/relays, safety related products such as anti-lock brake and vehicle speed sensors, tire pressure monitoring, park assist sensors, and advanced driver assistance components; and (3) Wire Sets & Other, which includes spark plug wire sets and other related products, and are product categories we have noted to be in secular decline based upon product life cycle.
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
Our Nissens Automotive Segment was created in the fourth quarter of 2024 following the completion of our acquisition of Nissens Automotive, a leading European supplier of thermal management and engine efficiency products for the automotive aftermarket. Segment offerings include premium replacement parts within the following major product groups:- (1) Air Conditioning, which includes compressors and condensers, electronics, such as blowers, fans and pressure sensors, and related components, such as evaporators, expansion valves and heaters; (2) Engine Cooling, which includes radiators and oil coolers, electronics, such as electric water pumps and temperature sensors, and related components, such as expansion tanks and fan clutches; and (3) Engine Efficiency, which includes turbochargers and intercoolers, electronics, such as exhaust gas recirculation (EGR) valves and modules, and related components, such as EGR coolers and oil feed pipes.
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
Overview of Financial Performance
The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto. This discussion summarizes the significant factors affecting our results of operations and the financial condition of our business during the three months ended June 30, 2025 and 2024.

	Three Months Ended June 30,
(In thousands, except per share data)	2025	2024

Net sales	$493,853	$389,829
Gross profit	150,889	111,447
Gross profit %	30.6%	28.6%
Operating income	42,836	24,986
Operating income %	8.7%	6.4%
Earnings from continuing operations before income taxes	36,416	24,433
Provision for income taxes	9,821	6,109
Earnings from continuing operations	26,595	18,324
Loss from discontinued operations, net of income taxes	(1,058)	(917)
Net earnings	25,537	17,407
Net earnings attributable to noncontrolling interest	295	344
Net earnings attributable to SMP	25,242	17,063
Net earnings per share data attributable to SMP – Diluted:
Continuing operations	$1.17	$0.81
Discontinued operations	(0.04)	(0.04)
Net earnings per common share	$1.13	$0.77
Consolidated net sales for the three months ended June 30, 2025 were $493.9 million, an increase of $104 million, or 26.7%, compared to net sales of $389.8 million in the same period in 2024. Net sales increased in all our aftermarket operating segments when compared to the same period in the prior year.
The increase in net sales in the three months ended June 30, 2025 when compared to the same period in the prior year reflects the impact of multiple factors including:
•inclusion of $90.5 million of net sales in our new segment, Nissens Automotive, created with the acquisition of Nissens Automotive in the fourth quarter of 2024,
•higher demand in the automotive aftermarket business across our major product groups in our Vehicle Control operating segment,
•continued strong volume of customer orders in our Temperature Control operating segment partly benefiting from warmer than average temperatures in the United States. Overall, full year results at Temperature Control will be dependent upon summer weather conditions and customer inventory levels, offset by
•decreased net sales in our Engineered Solutions operating segment as growth from business wins and successful cross-selling efforts was more than offset by general softness in end markets.
Gross margins, as a percentage of net sales, increased to 30.6% in the second quarter of 2025 compared to 28.6% in the second quarter of 2024. Overall, the gross margin increase as a percentage of sales in the second quarter of 2025 primarily reflects the positive impact of higher sales volumes leading to higher fixed manufacturing cost absorption, improved operating performance including the impact of cost control measures, as well as, some benefit from movements in foreign currency exchange rates, which more than offset slower market demand in our Engineered Solutions operating segment and the impact of higher tariffs on imports into the United States in our Vehicle Control operating segment. Gross margin percentage in our newly acquired operating segment, Nissens Automotive, was consistent with our expectations and contributed to the higher overall consolidated gross margin percentage.
Operating margin as a percentage of net sales for the three months ended June 30, 2025 increased to 8.7% as compared to 6.4% for the same period in 2024. Included in our operating margin were selling, general and administrative expenses of $107.5 million, or 21.8% of net sales for the three months ended June 30, 2025 compared to $83.9 million, or 21.5% of net sales, for the same period in 2024. The $23.6 million increase in selling, general and administrative expenses in the second quarter of 2025 as compared to the second quarter of 2024 is principally due to $25.2 million of selling, general and administrative expenses in our newly acquired operating segment, Nissens Automotive; partly offset by lower acquisition-related expenses, and lower expenses associated with the transition to our new distribution facility in Shawnee, Kansas.
Overall, our core automotive aftermarket business remains strong, and we are both excited and optimistic for the growth potential in our newly acquired operating segment, Nissens Automotive, and the long-term growth potential of the complementary markets served in our Engineered Solutions operating segment.
United States Trade Policy and Tax Law
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
In July 2025, the President signed into law budget reconciliation bill H.R.1, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes comprehensive tax reform measures that may impact the Company's operations and effective tax rate. We are currently evaluating the provisions of the new law, including changes to tax deductions for businesses, international tax rules, and foreign tax credit limitations. Based on our initial analysis, we do not expect the legislation to have a material impact on our consolidated financial statements.
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
With each year, we seek to enhance our commitment to sustainability initiatives, improve our employee engagement, and find ways to give back to our communities. Information on our sustainability initiatives can be found in our most current sustainability report and on our corporate website at smpcorp.com under “Our Company” and “Sustainability” and at smpcares.smpcorp.com. Information in our sustainability report and on our corporate websites regarding our sustainability initiatives are referenced for general information only and are not incorporated by reference in this Report.
Interim Results of Operations
Comparison of the Three Months Ended June 30, 2025 to the Three Months Ended June 30, 2024
Sales. Consolidated net sales for the three months ended June 30, 2025 were $493.9 million, an increase of $104 million, or 26.7%, compared to $389.8 million in the same period of 2024, with the majority of our net sales to customers located in the United States. Net sales increased in all our aftermarket operating segments when compared to the same period in the prior year.
The following table summarizes consolidated net sales by segment and by major product group within each segment for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,

	2025	2024
Vehicle Control
Engine Management (Ignition, Emissions and Fuel Delivery)	$128,233	$115,529
Electrical and Safety	56,828	57,128
Wire Sets and Other	16,638	16,084
Total Vehicle Control	201,699	188,741

Temperature Control
AC System Components	104,777	99,970
Other Thermal Components	26,588	24,511
Total Temperature Control	131,365	124,481

Nissens Automotive
Air Conditioning	40,441	—
Engine Cooling	35,082	—
Engine Efficiency	15,014	—
Total Nissens Automotive	90,537	—

Engineered Solutions
Light Vehicle	21,780	24,686
Commercial Vehicle	21,836	23,483
Construction/Agriculture	9,584	9,473
All Other	17,052	18,965
Total Engineered Solutions	70,252	76,607

Other	—	—

Total	$493,853	$389,829
Vehicle Control’s net sales for the three months ended June 30, 2025 increased $13 million, or 6.9%, to $201.7 million compared to $188.7 million in the same period of 2024. Demand in the Vehicle Control aftermarket segment continued to be positive across our major product groups.

Temperature Control’s net sales for the three months ended June 30, 2025 increased $6.9 million, or 5.5%, to $131.4 million compared to $124.5 million in the same period of 2024. Temperature Control’s net sales for the second quarter of 2025 reflect continued strong customer demand compared to the same period in 2024 and benefited from warmer than average temperatures. Overall, full year results at Temperature Control will be dependent upon ongoing weather conditions and customer inventory levels.
Nissens Automotive's net sales of $90.5 million for the three months ended June 30, 2025 are consistent with our expectations. We expect Nissens Automotive's net sales to follow a similar annual seasonal pattern as the Temperature Control segment, as demand for many of Nissens Automotive's products increase with warmer weather. We also expect to benefit from revenue synergies resulting from the acquisition starting in 2026 and beyond.
Engineered Solutions’ net sales for the three months ended June 30, 2025 decreased $6.4 million, or 8.3%, to $70.3 million compared to $76.6 million in the same period of 2024. Overall, net sales in our Engineered Solutions operating segment declined year-over-year as growth from business wins and successful cross-selling efforts was more than offset by slower demand from existing customers.
Gross Margins. Gross margins, as a percentage of consolidated net sales, increased to 30.6% in the second quarter of 2025, compared to 28.6% in the second quarter of 2024. The following table summarizes gross margins by segment for the three months ended June 30, 2025 and 2024, respectively (in thousands):

Three Months Ended June 30,	Vehicle Control	Temperature Control	Nissens Automotive	Engineered Solutions	Other	Total
2025
Net sales	$201,699	$131,365	$90,537	$70,252	$—	$493,853
Gross margins	60,648	42,363	35,189	12,689	—	150,889
Gross margin percentage	30.1%	32.2%	38.9%	18.1%	—	30.6%

2024
Net sales	$188,741	$124,481	$—	$76,607	$—	$389,829
Gross margins	59,969	36,609	—	14,869	—	111,447
Gross margin percentage	31.8%	29.4%	—	19.4%	—	28.6%

Compared to the second quarter of 2024, gross margin percentage at our Temperature Control operating segment increased by 2.8 percentage points from 29.4% to 32.2% and decreased at our Vehicle Control and Engineered Solutions operating segments by 1.7 percentage points from 31.8% to 30.1% and 1.3 percentage points from 19.4% to 18.1%, respectively. Gross margin percentage at our Nissens Automotive operating segment was 38.9%.
The gross margin percentage at our Temperature Control operating segment primarily benefited from favorable manufacturing cost absorption due to higher production levels, as well as the impact of cost saving measures and favorable customer sales mix.
The gross margin percentage at our Vehicle Control operating segment decreased in the second quarter of 2025 when compared to the same period in 2024 primarily due to the impact of higher tariffs on imports into the United States. We expect the impact of higher tariffs at our Vehicle Control operating segment to lessen in the second half of 2025 as cost saving measures and price increases with customers take effect.
The gross margin percentage at our Nissens Automotive operating segment was negatively impacted by $1.6 million of amortization for inventory fair value adjustments related to the application of accounting for business combinations. The inventory fair value adjustments are fully amortized as of June 30, 2025.
The gross margin percentage at our Engineered Solutions operating segment decreased in the second quarter of 2025 when compared to the same period in 2024 reflecting continuing softness in demand from customers. While we anticipate continued margin pressure resulting from tariffs, market competition and lingering inflation, we believe that our cost savings initiatives and pricing actions should help to offset much of this impact to our gross margins.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $107.5 million, or 21.8% of consolidated net sales, in the second quarter of 2025, as compared to $83.9 million, or 21.5% of consolidated net sales, in the second quarter of 2024. The $23.6 million increase in selling, general and administrative expenses in the second quarter of 2025 as compared to the second quarter of 2024 is principally due to $25.2 million of selling, general and administrative expenses in our newly acquired operating segment, Nissens Automotive; partly offset by lower acquisition-related expenses, and lower expenses associated with the transition to our new distribution facility in Shawnee, Kansas.
Restructuring Expenses. Restructuring expenses, primarily consisting of severance and other benefit enhancements, were $0.6 million for the three months ended June 30, 2025 compared to $2.6 million in the same period of 2024. Restructuring expenses incurred in the second quarter of 2025 relate primarily to the Cost Reduction Initiative initiated in the fourth quarter of 2022 and expanded in the first quarter of 2025. We anticipate that the Cost Reduction Initiative will be substantially complete by the end of 2026.
Restructuring expenses of $2.6 million in the second quarter of 2024 relate to the Separation Program initiated in the second quarter of 2024. We anticipate that the program will be substantially complete by the end of 2027.
Operating Income. Operating income was $42.8 million, or 8.7% of consolidated net sales, in the second quarter of 2025, compared to $25.0 million, or 6.4% of consolidated net sales, in the second quarter of 2024. The year-over-year increase in operating income of $17.9 million includes $10 million of operating income from our new operating segment, Nissens Automotive, and the remaining $7.8 million is primarily driven by higher net sales and lower selling, general and administrative expenses in our legacy operating segments.
Other Non-Operating Income, Net. Other non-operating income, net was $1.9 million in the second quarter of 2025, compared to $2.2 million in the second quarter of 2024. The year-over-year decrease in other non-operating income, net primarily results from lower equity income from our joint ventures.
Interest Expense. Interest expense was $8.3 million in the second quarter of 2025, compared to $2.8 million in the second quarter of 2024. The year-over-year increase in interest expense primarily reflects the impact of higher average outstanding borrowings in the second quarter of 2025 when compared to the second quarter of 2024 primarily due to borrowings to fund our acquisition of Nissens Automotive in the fourth quarter of 2024.
Income Tax Provision. The income tax provision in the second quarter of 2025 was $9.8 million at an effective tax rate of 27% compared to $6.1 million at an effective tax rate of 25% for the same period in 2024. The increase in the effective tax rate is due to higher earnings and taxes in foreign jurisdictions, primarily related to the inclusion of our new operating segment, Nissens Automotive.
Loss from Discontinued Operations. Loss from discontinued operations, net of income taxes, during the second quarter of 2025 and 2024 of $1.1 million and $0.9 million, respectively, reflects legal and other administrative expenses associated with our asbestos-related liability. As discussed more fully in Note 18, “Commitments and Contingencies” in the notes to our consolidated financial statements (unaudited), we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.
Net Earnings Attributable to Noncontrolling Interest. Net earnings attributable to noncontrolling interest relates to the minority shareholders’ interest in Trombetta Asia, Ltd., our 70% owned joint venture in Hong Kong, with operations in China and, in Foshan GWO YNG SMP Vehicle Climate Control & Cooling Products Co. Ltd., our 80% owned joint venture in China. Net earnings attributable to noncontrolling interest were $0.3 million during each of the three months ended June 30, 2025 and 2024.

Comparison of the Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024
Sales. Consolidated net sales for the six months ended June 30, 2025 were $907.2 million, an increase of $186.0 million, or 25.8%, compared to $721.2 million in the same period of 2024, with the majority of our net sales to customers located in the United States. Net sales increased in all our aftermarket operating segments when compared to the same period in the prior year.
The following table summarizes consolidated net sales by segment and by major product group within each segment for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,

	2025	2024
Vehicle Control
Engine Management (Ignition, Emissions and Fuel Delivery)	$246,599	$231,614
Electrical and Safety	115,147	109,535
Wire Sets and Other	32,295	33,116
Total Vehicle Control	394,041	374,265

Temperature Control
AC System Components	171,968	149,930
Other Thermal Components	48,280	46,159
Total Temperature Control	220,248	196,089

Nissens Automotive
Air Conditioning	67,607	—
Engine Cooling	62,855	—
Engine Efficiency	26,257	—
Total Nissens Automotive	156,719	—

Engineered Solutions
Light Vehicle	43,184	46,489
Commercial Vehicle	40,441	46,391
Construction/Agriculture	18,992	19,549
All Other	33,607	38,449
Total Engineered Solutions	136,224	150,878

Other	—	—

Total	$907,232	$721,232
Vehicle Control’s net sales for the six months ended June 30, 2025 increased $19.8 million, or 5.3%, to $394 million compared to $374.3 million in the same period of 2024. Demand in the Vehicle Control aftermarket segment remains positive across our major product groups.
Temperature Control’s net sales for the six months ended June 30, 2025 increased $24.2 million, or 12.3%, to $220.2 million compared to $196.1 million in the same period of 2024. Temperature Control’s net sales reflect strong customer demand compared to the same period in 2024. Overall, full year results at Temperature Control will be dependent upon ongoing weather conditions and customer inventory levels.
Nissens Automotive's net sales of $156.7 million for the six months ended June 30, 2025 are consistent with our expectations and include some benefit from favorable foreign exchange translation. We expect Nissens Automotive's net sales to follow a similar annual seasonal pattern as the Temperature Control segment, as demand for many of Nissens Automotive's products increase with warmer weather. We also expect to benefit from revenue synergies resulting from the acquisition starting in 2026 and beyond.

Engineered Solutions’ net sales for the six months ended June 30, 2025 decreased $14.7 million, or 9.7%, to $136.2 million compared to $150.9 million in the same period of 2024. Overall, net sales in our Engineered Solutions operating segment declined year-over-year as growth from business wins and successful cross-selling efforts was more than offset by slower demand from existing customers.
Gross Margins. Gross margins, as a percentage of consolidated net sales, increased to 30.4% in the first six months of 2025, compared to 27.9% in the six months ended June 30, 2024. The following table summarizes gross margins by segment for the six months ended June 30, 2025 and 2024, respectively (in thousands):

Six Months Ended June 30,	Vehicle Control	Temperature Control	Nissens Automotive	Engineered Solutions	Other	Total
2025
Net sales	$394,041	$220,248	$156,719	$136,224	$—	$907,232
Gross margins	122,809	69,961	58,443	24,398	—	275,611
Gross margin percentage	31.2%	31.8%	37.3%	17.9%	—	30.4%

2024
Net sales	$374,265	$196,089	$—	$150,878	$—	$721,232
Gross margins	118,868	56,298	—	25,803	—	200,969
Gross margin percentage	31.8%	28.7%	—	17.1%	—	27.9%

Compared to the first six months of 2024, gross margin percentage increased at our Temperature Control and Engineered Solutions operating segments by 3.1 percentage points from 28.7% to 31.8%, and 0.8 percentage points from 17.1% to 17.9%, respectively. The gross margin percentage decreased at our Vehicle Control operating segments by 0.6 percentage points from 31.8% to 31.2%. Gross margin percentage at our Nissens Automotive operating segment was 37.3%.
Our Vehicle Control and Temperature Control operating segments primarily benefited from favorable manufacturing cost absorption due to higher production levels, as well as the impact of cost saving measures, and favorable customer sales mix. However, the offsetting impact of higher tariffs on imports into the United States was greater in our Vehicle Control operating segment resulting in a lower gross margin percentage compared to the same period in 2024. We expect the impact of higher tariffs on imports into the United States to lessen in the second half of 2025 as cost saving measures and price increases with customers take effect.
The gross margin percentage at our Nissens Automotive operating segment was negatively impacted by $4.6 million of amortization for inventory fair value adjustments related to the application of accounting for business combinations. The inventory fair value adjustments are fully amortized as of June 30, 2025.
Despite lower net sales, the gross margin percentage in our Engineered Solutions operating segment increased in the first six months of 2025 when compared to the comparable period in 2024 primarily due to favorable customer sales mix and foreign exchange movements. While we anticipate continued margin pressure resulting from tariffs, market competition and lingering inflation, we believe that our cost savings initiatives and pricing actions should help to offset much of this impact to our gross margins.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $207.4 million, or 22.9% of consolidated net sales, in the first six months of 2025, as compared to $158.6 million, or 22% of consolidated net sales, in the first six months of 2024. The $48.7 million increase in selling, general and administrative expenses in the first six months of 2025 as compared to the first six months of 2024 is principally due to $45.8 million of selling, general and administrative expenses in our newly acquired operating segment, Nissens Automotive; and (ii) higher selling, general and administrative expenses related to increased net sales, particularly in our Temperature Control operating segment.
Restructuring Expenses. Restructuring expenses, primarily consisting of severance and other benefit enhancements, were $1.3 million for the six months ended June 30, 2025 compared to $2.8 million in the same period of 2024. Restructuring expenses incurred in the first six months of 2025 relate primarily to the Cost Reduction Initiative initiated in the fourth quarter of 2022 and expanded in the first quarter of 2025. We anticipate that the Cost Reduction Initiative will be substantially complete by the end of 2026.

Restructuring expenses of $2.8 million in the first six months of 2024 relate primarily to the Separation Program initiated in the second quarter of 2024. We anticipate that the program will be substantially complete by the end of 2027.
Operating Income. Operating income was $67.3 million, or 7.4% of consolidated net sales, in the six months ended June 30, 2025, compared to $39.6 million, or 5.5% of consolidated net sales, in the six months ended June 30, 2024. The year-over-year increase in operating income of $27.7 million includes $12.6 million of operating income from our new operating segment, Nissens Automotive, and the remaining $15.1 million is primarily driven by higher net sales in our legacy operating segments.
Other Non-Operating Income, Net. Other non-operating income, net was $4.1 million in the six months ended June 30, 2025, compared to $3.0 million in the six months ended June 30, 2024. The year-over-year increase in other non-operating income, net primarily results from the favorable impact of changes in foreign currency exchange rates.
Interest Expense. Interest expense was $16.1 million in the six months ended June 30, 2025, compared to $4.8 million in the six months ended June 30, 2024. The year-over-year increase in interest expense primarily reflects the impact of higher average outstanding borrowings in the first six months of 2025 when compared to the same period in 2024 due to borrowings to fund our acquisition of Nissens Automotive in the fourth quarter of 2024.
Income Tax Provision. The income tax provision for the six months ended June 30, 2025 was $14.9 million at an effective tax rate of 26.9% compared to $9.5 million at an effective tax rate of 25% for the same period in 2024. The increase in the effective tax rate is due to higher earnings and taxes in foreign jurisdictions, primarily related to the inclusion of our new operating segment, Nissens Automotive.
Loss from Discontinued Operations. Loss from discontinued operations, net of income taxes, during the six months ended June 30, 2025 and 2024 were $2.2 million and $2 million, respectively, reflects legal and other administrative expenses associated with our asbestos-related liability. As discussed more fully in Note 18, “Commitments and Contingencies” in the notes to our consolidated financial statements (unaudited), we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.
Net Earnings Attributable to Noncontrolling Interest. Net earnings attributable to noncontrolling interest relates to the minority shareholders’ interest in Trombetta Asia, Ltd., our 70% owned joint venture in Hong Kong, with operations in China and, in Foshan GWO YNG SMP Vehicle Climate Control & Cooling Products Co. Ltd., our 80% owned joint venture in China. Net earnings attributable to noncontrolling interest were $0.5 million during each of the six months ended June 30, 2025 and 2024.

Restructuring Programs
For a detailed discussion on the restructuring costs, see Note 4, “Restructuring Expenses,” of the notes to our consolidated financial statements (unaudited).
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

	June 30,		December 31,
	2025	2024	2024
Operating cash flows	$(5,903)	$(10,139)	$76,693
Total debt	$636,629	$208,192	$562,314
Cash	58,792	26,156	44,426
Net debt	$577,837	$182,036	$517,888
Remaining borrowing capacity	$128,420	$279,680	$193,379
Total liquidity	187,212	305,836	237,805
Operating Activities. During the first six months of 2025, cash used in operating activities was $5.9 million compared to $10.1 million in the same period of 2024.
Net earnings during the first six months of 2025 were $38.3 million compared to $26.4 million in the same period of 2024. The decrease in cash used in operating activities resulted primarily from the higher year-over-year increase in accounts receivable of $108.2 million compared to $81.1 million in the same period of 2024 due to higher net sales, and the lower year-over-year increase in sundry payables and accrued expenses of $15.9 million compared to $30 million in the same period of 2024, partially offset by an increase in accounts payable of $17.1 million as compared to a decrease of $2.2 million in the same period of 2024, also due to higher net sales.
During the year ended December 31, 2024, we generated operating cash flow by actively managing our payables and accounts receivable despite increased inventories due to higher sales. We continue to actively manage our working capital to maximize our operating cash flow.
Investing Activities. Cash used in investing activities was $16.3 million during the first six months of 2025, as compared to $22.9 million in the same period of 2024. Investing activities during the six months ended June 30, 2025 and 2024 primarily consisted of capital expenditures of $19.3 million and $22.9 million, respectively. Capital expenditures remain elevated due to continued investment in the start-up of our new distribution facility in Shawnee, Kansas.
Financing Activities. Cash provided by financing activities was $32.6 million during the first six months of 2025, as compared to $28.5 million in the same period of 2024. During the first six months of 2025, we (i) increased our borrowings under our 2024 Credit Agreement by $44.8 million, and (ii) paid dividends to SMP shareholders of $13.6 million. Cash provided by borrowings under our 2024 Credit Agreement in the six months ended June 30, 2025 was primarily used to fund our operating activities, including tariff costs and capital expenditures, and pay dividends.

During the first six months of 2024, we (i) increased our borrowings under our 2022 Credit Agreement by $52 million; and (ii) paid dividends to SMP shareholders of $12.7 million, and (iii) made cash payments for the repurchase of shares of our common stock of $10.4 million. Cash provided by borrowings under our 2022 Credit Agreement in the six months ended June 30, 2024 was primarily used to fund our operating activities and capital expenditures, pay dividends and repurchase shares of our common stock.
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
Liquidity
Our primary sources of funds are ongoing net cash flows from operating activities and availability under our financing arrangements, primarily our 2024 Credit Agreement, as described below and further in Note 9, “Credit Facilities and Long-Term Debt,” of the notes to our consolidated financial statements (unaudited) and Note 11 of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024.
Our 2024 Credit Agreement matures in September 2029 and provides for an approximately $750 million credit facility, comprised of (i) a $430 million multi-currency revolving credit facility ("global tranche"); (ii) a $10 million multi-currency revolving credit facility, available to one or more wholly-owned Danish subsidiaries of the Company ("Danish tranche"); (iii) a $200 million term loan facility in U.S. dollars; and (iv) a 100 million euros term loan facility. The revolving credit facility has a $25 million sublimit for the issuance of letters of credit, and a $30 million sublimit for the borrowing of swingline loans.
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
Outstanding borrowings, net of unamortized deferred financing costs, and letters of credit under the 2024 credit agreement consist of the following (in millions):

	June 30, 2025	December 31, 2024
Current maturities of debt	$25.2	$25.3
Long-term debt	591.2	520.1
Total outstanding borrowings	$616.4	$545.4

Letters of credit	$2.5	$2.5
The weighted average interest rate under the 2024 Credit Agreement, adjusted for the impact of interest rate swap agreements, is 5% and 5.6% at June 30, 2025 and December 31, 2024, respectively. Interest rates primarily consist of Term SOFR for borrowings in U.S. dollars and EURIBOR for borrowings in euros.

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
The Company has an overdraft facility that provides for borrowings of up to Polish zloty 30 million (approximately $8.3 million) if borrowings are solely in Polish zloty, or up to 85% of the Polish zloty 30 million limit (approximately $7.1 million) if borrowings are in euros and/or U.S. dollars. The overdraft facility automatically renews every three months until June 2027, subject to cancellation by either party, at its sole discretion, at least 30 days prior to the commencement of the three-month renewal period. There were $2.6 million of borrowings outstanding under the overdraft facility at June 30, 2025.
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
Pursuant to these agreements, we sold $257.6 million and $442.1 million of receivables during the three and six months ended June 30, 2025, respectively $230.1 million and $400.9 million for the comparable periods in 2024. Receivables presented at financial institutions and not yet collected as of June 30, 2025 were approximately $6.2 million and remained in our accounts receivable balance as of that date. All receivables sold were reflected as a reduction of accounts receivable in the consolidated balance sheet at the time of sale. A charge in the amount of $12.3 million and $21.6 million related to the sale of receivables was included in selling, general and administrative expenses in our consolidated statements of operations for the three and six months ended June 30, 2025, respectively, and $13.4 million and $23.4 million for the comparable periods in 2024.
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
In 2022, our Board of Directors authorized the purchase of up to $30 million of our common stock under a stock repurchase program. Stock will be purchased from time to time in the open market, or through private transactions, as market conditions warrant. Under this program, there were no repurchases of common stock during the three and six months ended June 30, 2025. In the three and six months ended June 30, 2024, we repurchased 241,307 and 321,229 shares of our common stock at a total cost of $7.8 million and $10.4 million, respectively. As of June 30, 2025, there was approximately $19.6 million available for future stock purchases under the program.
Material Cash Commitments
Material cash commitments as of June 30, 2025 consist of required cash payments to service our outstanding borrowings of $616.4 million under our 2024 Credit Agreement, the future minimum cash requirements of $147.2 million through 2034 under operating leases, and expected future cash payments relating to our restructuring activities of $2.6 million with approximately $2.1 million to be paid in the remainder of 2025, approximately $0.4 million in 2026 and approximately $0.1 million thereafter. All of our other known cash commitments as of June 30, 2025 are not material. For additional information related to our material cash commitments, see Note 4, “Restructuring Expenses”, Note 8, “Leases,” and Note 9, “Credit Facilities and Long-Term Debt,” in the notes to our consolidated financial statements (unaudited).
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
For most of our international operations, local currencies have been determined to be functional currencies. Assets and liabilities of these operations are translated to the U.S. dollar at period-end foreign exchange rates, and net sales and expenses at average foreign exchange rates for the period. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within equity. We have designated our euro-denominated debt as a non-derivative hedge of our net investment in Nissens Automotive's foreign operations whose functional currency is Danish kroner.
As of June 30, 2025 and December 31, 2024, the remeasurement impact of non-functional currency denominated monetary assets and liabilities, excluding monetary liabilities designated in a net investment hedge, are immaterial, therefore, the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the incremental effect of such a change on our foreign currency denominated revenues.
Interest Rate Risk
We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To reduce our market risk to changes in interest rates on our variable rate borrowings, and to manage a portion of our exposure to changes in interest rates, we occasionally enter into interest rate swap agreements to synthetically convert all or a portion of our variable rate debt to a fixed rate. As of June 30, 2025, we had interest rate swap agreements with a total notional amount of $216 million.
As of June 30, 2025, we had $616.4 million of outstanding borrowings under our 2024 Credit Agreement, net of deferred financing costs, of which $401.2 million bears interest at variable rates of interest and $217.4 million bears interest at fixed rates, after consideration of the interest rate swap agreements, less unamortized deferred financing costs of $2.2 million. Additionally, we invest our excess cash in highly liquid short-term investments. Based upon our current level of borrowings under our 2024 Credit Agreement and our excess cash, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate may have an approximate $3.4 million annualized negative impact on our earnings before income taxes or cash flows.
In addition, we are party to several supply chain financing arrangements, in which we may sell certain of our customers’ trade accounts receivable to such customers’ financial institutions. We sell our undivided interests in certain of these receivables at our discretion when we determine that the cost of these arrangements is less than the cost of servicing our receivables with existing debt. During the three and six months ended June 30, 2025 we sold $257.6 million and $442.1 million of receivables. Depending upon the level of sales of receivables, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate may have an approximate $2.6 million and $4.4 million negative impact on our earnings before income taxes or cash flows for the three and six months ended June 30, 2025, respectively. The charge related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations.
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
(b)Changes in Internal Control Over Financial Reporting.
During the quarter ended June 30, 2025, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We review, document and test our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control – Integrated Framework. We may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts may lead to various changes in our internal control over financial reporting.
We are in the process of evaluating internal controls over financial reporting at Nissens Automotive, which we acquired in November 2024, and will make appropriate changes as we integrate Nissens Automotive into the Company’s overall internal control over financial reporting process.

PART II – OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
The information required by this Item is incorporated herein by reference to the information set forth in Item 1, “Consolidated Financial Statements” of this Report under the caption “Asbestos” appearing in Note 18, “Commitments and Contingencies,” of the notes to our consolidated financial statements (unaudited).
ITEM 6.         EXHIBITS

Exhibit Number
10.1	Standard Motor Products, Inc. 2025 Omnibus Incentive Plan and forms of related award agreements (incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-287305), filed on May 15, 2025).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
**In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to the Original Filing shall be deemed to be “furnished” and not “filed.”

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD MOTOR PRODUCTS, INC.
(Registrant)

Date: August 5, 2025	/s/ Nathan R. Iles
Nathan R. Iles
Chief Financial Officer
(Principal Financial and Accounting Officer)