Form 10-Q
period 2025-09-30
STANDARD MOTOR PRODUCTS, INC.
filed 2025-10-31
CIK 93389

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2025

or

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
Yes ☐     No ☑
As of the close of business on October 29, 2025, there were 21,999,190 outstanding shares of the registrant’s Common Stock, par value $2.00 per share.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data, unaudited)	2025	2024	2025	2024
Net sales	$498,836	$399,265	$1,406,068	$1,120,497
Cost of sales	337,042	277,899	968,663	798,162
Gross profit	161,794	121,366	437,405	322,335
Selling, general and administrative expenses	113,388	81,204	320,753	239,822
Restructuring expenses	782	3,023	2,037	5,774
Other income, net	12	—	319	5
Operating income	47,636	37,139	114,934	76,744
Other non-operating income, net	1,734	2,129	5,857	5,147
Interest expense	7,394	3,145	23,450	7,964
Earnings from continuing operations before income taxes	41,976	36,123	97,341	73,927
Provision for income taxes	11,977	9,267	26,867	18,718
Earnings from continuing operations	29,999	26,856	70,474	55,209
Loss from discontinued operations, net of income taxes	(34,172)	(22,771)	(36,369)	(24,727)
Net earnings (loss)	(4,173)	4,085	34,105	30,482
Net earnings attributable to noncontrolling interest	162	275	632	785
Net earnings (loss) attributable to SMP (a)	$(4,335)	$3,810	$33,473	$29,697

Net earnings (loss) attributable to SMP
Continuing operations	$29,837	$26,581	$69,842	$54,424
Discontinued operations	(34,172)	(22,771)	(36,369)	(24,727)
Net earnings (loss) attributable to SMP	$(4,335)	$3,810	$33,473	$29,697

Per common share data
Basic:
Continuing operations	$1.36	$1.22	$3.18	$2.50
Discontinued operations	(1.56)	(1.04)	(1.66)	(1.14)
Net earnings (loss) attributable to SMP per common share	$(0.20)	$0.18	$1.52	$1.36

Diluted:
Continuing operations	$1.32	$1.20	$3.11	$2.45
Discontinued operations	(1.51)	(1.03)	(1.62)	(1.11)
Net earnings (loss) attributable to SMP per common share	$(0.19)	$0.17	$1.49	$1.34

Dividend declared per common share	$0.31	$0.29	$0.93	$0.87

Weighted average number of common shares, basic	21,991,194	21,716,083	21,954,548	21,802,164
Weighted average number of common shares, diluted	22,571,304	22,154,222	22,439,083	22,225,444
(a)Throughout this Form 10-Q, “SMP” refers to Standard Motor Products, Inc. and subsidiaries.
See accompanying notes to consolidated financial statements (unaudited).

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, unaudited)	2025	2024	2025	2024
Net earnings (loss)	$(4,173)	$4,085	$34,105	$30,482
Other comprehensive income (loss), net of tax:
Foreign currency translation	(2,242)	2,475	42,758	(2,493)
Cash flow hedges	27	(2,552)	(2,278)	(1,082)
Postretirement benefit plans	(2)	(3)	(7)	(8)
Total other comprehensive income (loss), net of tax	(2,217)	(80)	40,473	(3,583)
Total comprehensive income (loss)	(6,390)	4,005	74,578	26,899
Comprehensive income attributable to noncontrolling interest, net of tax:
Net earnings	162	275	632	785
Foreign currency translation	53	32	86	17
Comprehensive income attributable to noncontrolling interest, net of tax	215	307	718	802
Comprehensive income (loss) attributable to SMP	$(6,605)	$3,698	$73,860	$26,097
See accompanying notes to consolidated financial statements (unaudited).

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	September 30, 2025	December 31, 2024
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash	$87,201	$44,426
Accounts receivable, less allowances for discounts and expected credit losses of $8,370 and $5,472 for 2025 and 2024, respectively	296,229	210,719
Inventories	656,777	624,913
Unreturned customer inventories	20,052	16,163
Prepaid expenses and other current assets	23,467	25,703
Total current assets	1,083,726	921,924

Property, plant and equipment, net of accumulated depreciation of $292,256 and $273,264 for 2025 and 2024, respectively	187,333	168,735
Operating lease right-of-use assets	107,789	109,899
Goodwill	256,152	241,418
Customer relationships intangibles, net	216,480	210,430
Other intangibles, net	98,688	90,540
Deferred income taxes	19,611	13,199
Investments in unconsolidated affiliates	25,445	24,842
Other assets	32,315	33,139
Total assets	$2,027,539	$1,814,126
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of revolving credit facility	$30,000	$10,800
Current portion of term loan and other debt	20,839	16,317
Accounts payable	178,295	148,009
Sundry payables and accrued expenses	98,771	84,936
Accrued customer returns	83,036	46,471
Accrued core liability	12,418	12,807
Accrued rebates	83,694	76,168
Payroll and commissions	47,059	40,964
Total current liabilities	554,112	436,472

Long-term debt	538,639	535,197
Noncurrent operating lease liabilities	96,180	98,214
Accrued asbestos liabilities	115,042	84,568
Other accrued liabilities	31,434	29,593
Total liabilities	1,335,407	1,184,044
Commitments and contingencies
Stockholders’ equity:
Common stock – par value $2.00 per share (Authorized – 30,000,000 shares; issued 23,936,036 shares)	47,872	47,872
Capital in excess of par value	102,838	100,135
Retained earnings	588,450	575,385
Accumulated other comprehensive income	14,555	(25,832)
Treasury stock – at cost (1,937,911 shares and 2,077,877 shares in 2025 and 2024, respectively)	(76,303)	(81,815)
Total SMP stockholders’ equity	677,412	615,745
Noncontrolling interest	14,720	14,337
Total stockholders’ equity	692,132	630,082
Total liabilities and stockholders’ equity	$2,027,539	$1,814,126
See accompanying notes to consolidated financial statements (unaudited).

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$34,105	$30,482
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	32,393	22,008
Amortization of deferred financing cost	931	1,655
Increase to allowance for expected credit losses	2,865	461
Increase to inventory reserves	5,367	3,731
Equity income from joint ventures	(3,593)	(3,520)
Employee stock ownership plan allocation	2,025	2,090
Stock-based compensation	5,515	4,464
Increase in deferred income taxes	(3,584)	(4,408)
Loss on discontinued operations, net of tax	36,369	24,727
Change in assets and liabilities:
Increase in accounts receivable	(78,691)	(59,040)
(Increase) decrease in inventories	(22,777)	2,895
Decrease (increase) in prepaid expenses and other current assets	3,403	(2,739)
Increase in accounts payable	22,431	4,487
Increase in sundry payables and accrued expenses	46,211	45,470
Net change in other assets and liabilities	2,711	5,437
Net cash provided by operating activities	85,681	78,200

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(29,334)	(34,136)
Other investing activities	3,043	18
Net cash used in investing activities	(26,291)	(34,118)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of term loans	(11,788)	(92,500)
Net borrowings under revolving credit facilities	9,735	76,500
Net borrowings of other debt and lease obligations	892	2,578
Purchase of treasury stock	—	(10,409)
Payments of debt issuance costs	—	(4,183)
Increase in overdraft balances	1,542	549
Dividends paid	(20,408)	(19,004)
Dividends paid to noncontrolling interest	(335)	(1,200)
Net cash used in financing activities	(20,362)	(47,669)
Effect of exchange rate changes on cash	3,747	(2,591)
Net increase (decrease) in cash	42,775	(6,178)
CASH at beginning of period	44,426	32,526
CASH at end of period	$87,201	$26,348

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$24,726	$7,973
Income taxes	$13,395	$10,947
Noncash financing activity:
Dividend payable to noncontrolling interest	$—	$800
See accompanying notes to consolidated financial statements (unaudited).

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended September 30, 2025

(In thousands, unaudited)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total SMP	Non- Controlling Interest	Total
Balance at June 30, 2025	$47,872	$101,036	$599,601	$16,825	$(76,715)	$688,619	$14,840	$703,459
Net earnings	—	—	(4,335)	—	—	(4,335)	162	(4,173)
Other comprehensive income (loss), net of tax	—	—	—	(2,270)	—	(2,270)	53	(2,217)
Cash dividends paid	—	—	(6,816)	—	—	(6,816)	—	(6,816)
Dividends to noncontrolling interest	—	—	—	—	—	—	(335)	(335)
Stock-based compensation	—	1,802	—	—	412	2,214	—	2,214
Balance at September 30, 2025	$47,872	$102,838	$588,450	$14,555	$(76,303)	$677,412	$14,720	$692,132
Three Months Ended September 30, 2024

(In thousands, unaudited)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total SMP	Non- Controlling Interest	Total
Balance at June 30, 2024	$47,872	$102,738	$586,407	$(9,462)	$(87,537)	$640,018	$14,304	$654,322
Net earnings	—	—	3,810	—	—	3,810	275	4,085
Other comprehensive income (loss), net of tax	—	—	—	(112)	—	(112)	32	(80)
Cash dividends paid	—	—	(6,298)	—	—	(6,298)	—	(6,298)
Stock-based compensation	—	1,080	—	—	335	1,415	—	1,415
Balance at September 30, 2024	$47,872	$103,818	$583,919	$(9,574)	$(87,202)	$638,833	$14,611	$653,444

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2025

(In thousands, unaudited)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total SMP	Non- Controlling Interest	Total
Balance at December 31, 2024	$47,872	$100,135	$575,385	$(25,832)	$(81,815)	$615,745	$14,337	$630,082
Net earnings	—	—	33,473	—	—	33,473	632	34,105
Other comprehensive income (loss), net of tax	—	—	—	40,387	—	40,387	86	40,473
Cash dividends paid	—	—	(20,408)	—	—	(20,408)	—	(20,408)
Dividends to noncontrolling interest	—	—	—	—	—	—	(335)	(335)
Stock-based compensation	—	3,440	—	—	2,075	5,515	—	5,515
Employee Stock Ownership Plan	—	(737)	—	—	3,437	2,700	—	2,700
Balance at September 30, 2025	$47,872	$102,838	$588,450	$14,555	$(76,303)	$677,412	$14,720	$692,132
Nine Months Ended September 30, 2024

(In thousands, unaudited)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total SMP	Non- Controlling Interest	Total
Balance at December 31, 2023	$47,872	$101,751	$573,226	$(5,974)	$(81,811)	$635,064	$15,809	$650,873
Net earnings	—	—	29,697	—	—	29,697	785	30,482
Other comprehensive income (loss), net of tax	—	—	—	(3,600)	—	(3,600)	17	(3,583)
Cash dividends paid	—	—	(19,004)	—	—	(19,004)	—	(19,004)
Purchase of treasury stock	—	—	—	—	(10,409)	(10,409)	—	(10,409)
Dividends to noncontrolling interest	—	—	—	—	—	—	(2,000)	(2,000)
Stock-based compensation	—	2,064	—	—	2,234	4,298	—	4,298
Employee Stock Ownership Plan	—	3	—	—	2,784	2,787	—	2,787
Balance at September 30, 2024	$47,872	$103,818	$583,919	$(9,574)	$(87,202)	$638,833	$14,611	$653,444
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
Standards not yet adopted as of September 30, 2025
Improvements to Income Tax Disclosures
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

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Targeted Improvements to the Accounting for Internal-Use Software
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This accounting standards update removes references to software development project stages and clarifies that an entity is required to start capitalizing software costs when both of the following occur: (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. The update provides the following two factors to consider in determining if the second criterion has been met:
•The software being developed has technological innovations or novel, unique, or unproven functions or features, and the uncertainty related to those technological innovations, functions, or features, has not been resolved through coding and testing.
•The significant performance requirements (for example, functions or features) have not been identified or continue to be substantially revised.
The update specifies that the disclosures in Subtopic 360-10, Property, Plant, and Equipment—Overall, are required for all capitalized internal-use software costs, regardless of how those costs are presented in the financial statements. Additionally, the amendments clarify that the intangible asset disclosures in paragraphs 350-30-50-1 through 50-3 are not required for capitalized internal-use software costs.
The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods and can be applied prospectively, retrospectively or using a modified transition approach. Early adoption is permitted as of the beginning of an annual reporting period. We will adopt the guidance when it becomes effective. We are currently evaluating the effects of adopting this standard and do not anticipate the impact to be material.
We have reviewed all other recently issued accounting pronouncements and concluded they were either not applicable or not expected to have a material impact on the Company’s consolidated financial statements.
United States Tax Law
In July 2025, the President signed into law budget reconciliation bill H.R.1, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) introducing tax reform measures that included changes to tax deductions for businesses, international tax rules, and foreign tax credit limitations that become effective in 2025 and 2026. As of enactment, these changes did not materially affect our deferred tax assets and liabilities or related valuation allowances. The impact on our income tax expense for the quarter ended September 30, 2025 was not material, and the changes are not expected to materially impact our effective tax rate and cash tax payments for 2025. We will continue to evaluate the full impact of the legislation as additional guidance becomes available.
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
During the nine months ended September 30, 2025, we incurred additional closing and other acquisition related costs of $0.5 million recorded as selling, general and administrative costs within the consolidated statements of operations.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 4.   Restructuring Expenses
Separation Program
During the second quarter of 2024 we offered a voluntary retirement incentive package of severance and other benefit enhancements to eligible employees in the United States and Canada as part of our commitment to optimizing our cost structure and providing professional development opportunities to our employees. The offer period ended in the second quarter of 2024. In the third quarter of 2024, we expanded the program to include involuntary separations. Costs primarily comprise of compensation expense and enhanced medical benefits, and are recorded in restructuring expenses in our statements of operations as a one-time termination benefit. Voluntary retirement incentive costs were recognized when the employee accepted the offer or over their remaining period of service based on the agreed retirement date. Involuntary separation costs were recognized when the respective criteria were met and expenses were recorded either during the third quarter of 2024 or over the remaining service period for the affected employees. We anticipate that the program will be substantially complete by the end of 2027. Additional restructuring costs related to the initiative are expected to be immaterial. The total restructuring expenses recorded to date are $7.7 million.
Activity for the nine months ended September 30, 2025 related to the separation program workforce reduction consisted of the following (in thousands):

Exit activity liability at December 31, 2024		$4,776
Restructuring costs provided for during 2025	(a)	562
Cash payments		(4,241)
Exit activity liability at September 30, 2025		$1,097
(a)Consists of $0.4 million in our Vehicle Control segment, and $0.2 million in our Temperature Control segment.
Cost Reduction Initiative
During the fourth quarter of 2022, to further our ongoing efforts to improve operating efficiencies and reduce costs, we announced plans for a reduction in our sales force, and initiated plans to relocate certain product lines from our Independence, Kansas manufacturing facility and from our St. Thomas, Canada manufacturing facility to our manufacturing facilities in Reynosa, Mexico. In 2025, we extended the program for plans to relocate additional product lines from certain plants in the United States and Canada to our existing manufacturing facilities in Mexico. We anticipate that the Cost Reduction Initiative will be substantially complete by the end of 2026. Additional restructuring costs related to the initiative are expected to be immaterial. The total restructuring expenses recorded to date are $6.1 million.
Activity for the nine months ended September 30, 2025 related to the Cost Reduction Initiative consisted of the following (in thousands):

		Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2024		$232	$—	$232
Restructuring costs provided for during 2025	(a)	397	1,078	1,475
Cash payments		(273)	(1,078)	(1,351)
Exit activity liability at September 30, 2025		$356	$—	$356
(a)Consists of $1.4 million in our Vehicle Control segment, and $0.1 million in our Engineered Solutions segment.
Restructuring activities are included within “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet. We regularly evaluate productivity initiatives and may either extend existing restructuring programs or initiate new restructuring programs in the future.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Pursuant to these agreements, we sold $334.8 million and $776.9 million of receivables during the three and nine months ended September 30, 2025, respectively and $285.4 million and $686.3 million for the comparable periods in 2024. Receivables presented at financial institutions and not yet collected as of September 30, 2025 were approximately $5.8 million and remained in our accounts receivable balance as of that date. All receivables sold were reflected as a reduction of accounts receivable in the consolidated balance sheet at the time of sale. A charge in the amount of $14.9 million and $36.6 million related to the sale of receivables was included in selling, general and administrative expenses in our consolidated statements of operations for the three and nine months ended September 30, 2025, respectively, and $14.9 million and $38.3 million for the comparable periods in 2024.
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
Note 6.      Inventories
Inventories, which are stated at the lower of cost (determined by means of the first-in, first-out method) and net realizable value, consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Finished goods	$408,430	$394,852
Work in process	22,146	22,053
Raw materials	226,201	208,008
Subtotal	656,777	624,913
Unreturned customer inventories	20,052	16,163
Total inventories	$676,829	$641,076
Note 7.   Acquired Intangible Assets
Acquired identifiable intangible assets consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Customer relationships	$323,328	$303,547
Patents, developed technology and intellectual property	14,123	14,123
Trademarks and trade names	91,690	82,220
Non-compete agreements	3,318	3,308
Supply agreements	800	800
Leaseholds	160	160
Total acquired intangible assets	433,419	404,158
Less: accumulated amortization (a)	(120,932)	(106,304)
Net acquired intangible assets	$312,487	$297,854
(a)Applies to all intangible assets, except for trademarks and trade names totaling $84.2 million, which have indefinite useful lives and therefore, not amortized.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Total amortization expense for acquired intangible assets was $4.7 million and $13.7 million for the three and nine months ended September 30, 2025, respectively, and $2.1 million and $6.4 million for the comparable periods in 2024. Based on the current estimated useful lives assigned to our intangible assets, amortization expense is estimated to be $4.7 million for the remainder of 2025, $18.8 million in 2026, $18.8 million in 2027, $18.8 million in 2028 and $167.2 million in the aggregate for the years 2029 through 2041.
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
The following tables provide quantitative disclosures related to our operating leases and include all operating leases acquired from the date of acquisition (in thousands, except where otherwise indicated):

Balance Sheet Information	September 30, 2025	December 31, 2024
Assets
Operating lease right-of-use assets	$107,789	$109,899

Liabilities
Sundry payables and accrued expenses	$21,603	$19,992
Noncurrent operating lease liabilities	96,180	98,214
Total operating lease liabilities	$117,783	$118,206

Weighted Average Remaining Lease Term	7.1 Years	7.7 Years
Weighted Average Discount Rate	5.1%	5.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Expense	2025	2024	2025	2024
Lease expense	$5,855	$4,548	$17,908	$14,220
Variable and other lease expense (a)	2,278	1,545	6,050	2,953
Total lease expenses	$8,133	$6,093	$23,958	$17,173
(a)Relates to non-lease components such as maintenance, property taxes, etc., and operating lease expense for leases with an initial term of 12 months or less which are not material.

	Nine Months Ended September 30,
	2025	2024
Supplemental Cash Flow Information
Cash paid for the amounts included in the measurement of lease liabilities	$16,642	$13,253
Right-of-use assets obtained in exchange for new lease obligations (a)	$9,867	$6,902
(a)Includes $5.7 million related to the lease modification and extension for our manufacturing facility in Reynosa, Mexico and $2.8 million related to our new warehouse in Niepolomice, Poland during the nine months ended September 30, 2025. Includes $4.7 million related to the lease modification and extension for our manufacturing facility in Bialystok, Poland during the nine months ended September 30, 2024.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Minimum Lease Payments
At September 30, 2025, we are obligated to make minimum lease payments through 2034, under operating leases, which are as follows:

2025	$5,964
2026	21,998
2027	19,590
2028	16,645
2029	15,753
Thereafter	62,135
Total lease payments	142,085
Less: Interest	(24,302)
Present value of lease liabilities	$117,783
Note 9.     Credit Facilities and Long-Term Debt
Total debt outstanding is summarized as follows (in thousands):

	September 30,	December 31,
	2025	2024
2024 Credit Agreement (a)
Multi-currency revolver	$266,141	$244,171
U.S. dollar term loan (b)	191,162	198,287
Euro term loan (b)	112,228	102,908
Other	19,947	16,948
Total debt	$589,478	$562,314

Current maturities of debt	$50,839	$27,117
Long-term debt	538,639	535,197
Total debt	$589,478	$562,314
(a) Weighted average interest rate, adjusted for the impact of interest rate swap agreements, is 4.9% and 5.6% at September 30, 2025 and December 31, 2024, respectively. Interest rates primarily consist of Term SOFR for borrowings in U.S. dollars and EURIBOR for borrowings in euros.
(b) Amounts are shown net of unamortized deferred financing costs of $2.1 million at September 30, 2025 and $2.7 million at December 31, 2024, respectively.
2024 Credit Agreement
Outstanding borrowings, net of unamortized deferred financing costs, and letters of credit under the 2024 credit agreement consist of the following (in millions):

	September 30, 2025	December 31, 2024
Current maturities of debt	$45.2	$25.3
Long-term debt	524.3	520.1
Total outstanding borrowings	$569.5	$545.4

Letters of credit	$4.6	$2.5
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
customary exceptions, thresholds and baskets. The Company is in compliance with its debt covenants. The 2024 Credit Agreement also contains customary events of default.
Polish Overdraft Facility
The Company has an overdraft facility that provides for borrowings of up to Polish zloty 30 million (approximately $8.3 million) if borrowings are solely in Polish zloty, or up to 85% of the Polish zloty 30 million limit (approximately $7.0 million) if borrowings are in euros and/or U.S. dollars. The overdraft facility automatically renews every three months until June 2027, subject to cancellation by either party, at its sole discretion, at least 30 days prior to the commencement of the three-month renewal period. There were $2.6 million of borrowings outstanding under the overdraft facility at September 30, 2025 and no borrowings outstanding at December 31, 2024.
Maturities of Debt
As of September 30, 2025, maturities of debt, net of unamortized deferred financing costs, through 2037, assuming no prepayments, are as follows (in thousands):

	Multi-Currency Revolver	U.S. Dollar Term Loan	Euro Term Loan	Other Debt	Total
Remainder of 2025	$—	$2,391	$1,406	$4,727	$8,524
2026	—	9,606	5,648	1,182	16,436
2027	—	14,655	8,611	1,295	24,561
2028	—	19,703	11,573	1,207	32,483
2029	266,141	144,807	84,990	1,243	497,181
Thereafter	—	—	—	10,293	10,293
Total	$266,141	$191,162	$112,228	$19,947	$589,478
Less: current maturities	(30,000)	(9,590)	(5,640)	(5,609)	(50,839)
Long-term debt	$236,141	$181,572	$106,588	$14,338	$538,639
Deferred Financing Costs
Deferred financing costs of $3.9 million related to our term loans and revolving credit facilities as of September 30, 2025, assuming no prepayments, are being amortized in the amounts of $0.3 million for the remainder of 2025, $1.1 million in 2026, $1.0 million in 2027, $0.9 million in 2028, and $0.6 million in 2029.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 10. Accumulated Other Comprehensive Income Attributable to SMP
Accumulated other comprehensive income attributable to SMP consists of the following (in thousands):

	Nine Months Ended September 30, 2025
	Foreign Currency Translation		Cash Flow Hedges (a)	Postretirement Benefit Plans	Total
Balance at December 31, 2024	$(29,769)		$3,924	$13	$(25,832)
Other comprehensive income (loss) before reclassifications	10,881	(b)	(1,542)	$—	9,339
Amounts reclassified from accumulated other comprehensive income (loss)	—		412	(4)	408
Net other comprehensive income (loss)	10,881		(1,130)	(4)	9,747
Tax amounts	2,134		294	2	2,430
Balance at March 31, 2025	(16,754)		3,088	11	(13,655)
Other comprehensive income (loss) before reclassifications	27,390	(b)	(2,428)	—	24,962
Amounts reclassified from accumulated other comprehensive income (loss)	—		443	(4)	439
Net other comprehensive income (loss)	27,390		(1,985)	(4)	25,401
Tax amounts	4,562		516	1	5,079
Balance at June 30, 2025	15,198		1,619	8	16,825
Other comprehensive loss before reclassifications	(2,265)	(c)	(337)	—	(2,602)
Amounts reclassified from accumulated other comprehensive income (loss)	—		374	(4)	370
Net other comprehensive income (loss)	(2,265)		37	(4)	(2,232)
Tax amounts	(30)		(10)	2	(38)
Balance at September 30, 2025	$12,903		$1,646	$6	$14,555
(a)In the three months ended September 30, 2025, there was no change in the fair value of cash flow interest rate hedges, and cash settlement payments of $0.3 million ($0.2 million, net of tax) were recorded in other comprehensive income (loss) before reclassifications. In the nine months ended September 30, 2025. other comprehensive income (loss) before reclassifications consists of a $3.1 million ($2.3 million, net of tax) unrecognized loss relating to the change in fair value of cash flow interest rate hedges and cash settlement payments of $1.2 million ($0.9 million, net of tax).
(b)Foreign currency translation primarily reflects the appreciation of the Danish kroner.
(c)Foreign currency translation primarily reflects the depreciation of the Danish kroner and Canadian dollar, partly offset by appreciation of the Mexican peso.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2024
	Foreign Currency Translation		Cash Flow Hedges (a)	Postretirement Benefit Plans	Total
Balance at December 31, 2023	$(8,897)		$2,899	$24	$(5,974)
Other comprehensive income (loss) before reclassifications	(1,220)	(b)	1,209	—	(11)
Amounts reclassified from accumulated other comprehensive income (loss)	—		671	(4)	667
Net other comprehensive income (loss)	(1,220)		1,880	(4)	656
Tax amounts	—		(489)	1	(488)
Balance at March 31, 2024	(10,117)		4,290	21	(5,806)
Other comprehensive income (loss) before reclassifications	(3,733)	(c)	2,117	—	(1,616)
Amounts reclassified from accumulated other comprehensive loss	—		(2,010)	(4)	(2,014)
Net other comprehensive income (loss)	(3,733)		107	(4)	(3,630)
Tax amounts	—		(28)	2	(26)
Balance at June 30, 2024	(13,850)		4,369	19	(9,462)
Other comprehensive income (loss) before reclassifications	2,443	(d)	(2,777)	—	(334)
Amounts reclassified from accumulated other comprehensive loss	—		(672)	(3)	(675)
Net other comprehensive income (loss)	2,443		(3,449)	(3)	(1,009)
Tax amounts	—		897	—	897
Balance at September 30, 2024	$(11,407)		$1,817	$16	$(9,574)
(a)Consists of the unrecognized loss relating to the change in fair value of cash flow interest rate hedges of $3.5 million ($2.6 million, net of tax) and $1.5 million ($1.1 million, net of tax) in the three and nine months ended September 30, 2024, respectively, and cash settlement receipts of $0.7 million ($0.5 million, net of tax) and $2.0 million ($1.5 million, net of tax) in the three and nine months ended September 30, 2024, respectively
(b)Foreign currency translation primarily reflects the depreciation of the Polish zloty, Canadian dollar, and the euro, partly offset by appreciation in the Mexican peso
(c)Foreign currency translation primarily reflects the depreciation of the Mexican peso
(d)Foreign currency translation primarily reflects the appreciation of the Polish zloty, Euro, and Canadian dollar, partly offset by depreciation in the Mexican peso

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 11. Stock-Based Compensation Plans
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
Our restricted and performance-based share activity was as follows for the nine months ended September 30, 2025 and 2024:

	Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2024	929,024	$26.82
Granted	25,380	24.97
Vested	(52,666)	26.73
Forfeited	(10,252)	26.71
Balance at September 30, 2025	891,486	$26.82
We recorded compensation expense related to restricted shares and performance-based shares of $5.5 million ($4.0 million, net of tax) and $4.1 million ($3.1 million, net of tax) for the nine months ended September 30, 2025 and 2024, respectively, primarily in selling, general and administrative expenses within our consolidated statements of operations. The unrecognized compensation expense related to our restricted and performance-based shares was $9.8 million at September 30, 2025, and is expected to be recognized as they vest over a weighted average period of 2.9 years and 7 months for employees and directors, respectively.
Note 12.  Employee Benefits
We maintain a defined contribution Supplemental Executive Retirement (“SERP”) Plan that allows key employees to elect to defer a portion of their compensation. In addition, we may at our discretion make contributions to the SERP plan on behalf of the employees. In the nine months ended September 30, 2025, we made company contributions to the SERP plan of $0.3 million related to calendar year 2024.
We also have an Employee Stock Ownership Plan and Trust for employees who are not covered by a collective bargaining agreement. In connection therewith, we maintain an employee benefits trust to which we contribute shares of treasury stock. We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under the plan. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released. The trustees will vote the shares in accordance with their fiduciary duties. During the nine months ended September 30, 2025, we contributed an additional 87,300 shares to the trust from our treasury and released 87,300 shares from the trust leaving 200 shares remaining in the trust as of September 30, 2025.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 13.  Derivative Instruments
As part of our risk management strategy, we occasionally use derivative instruments, including interest rate swaps, forward foreign exchange contracts and non-derivative instruments such as foreign currency denominated debt, to reduce our market risk for changes in interest rates and to manage foreign exchange rate risk. There have been no material changes during the nine months ended September 30, 2025 to our risk management policies, strategies, types of instruments and valuation techniques used in measuring fair value from the information provided in Note 17 of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024.
The notional amounts of financial instruments used to hedge the above risks are as follows (in millions):

	September 30, 2025	December 31, 2024
Interest rate swaps	$214	$204
Non-derivative debt instruments	$223	$203
We do not offset derivative assets against liabilities in master netting agreements and there were no receivables or payables recognized on receipt or payment of cash collateral at September 30, 2025 and December 31, 2024.
Cash Flow Hedges
The fair value of interest rate swap agreements designated as cash flow hedges of interest rate risk are as follows (in thousands):

	September 30, 2025	December 31, 2024
Derivative assets	$2,204	$5,409
Derivative liabilities	$—	$101
Gains/losses are deferred and recorded in accumulated other comprehensive income, net of income taxes, in our consolidated balance sheet and reclassified to interest expense in the consolidated statements of operations when the hedged interest payments on the underlying borrowings are recognized in interest expense. We expect to reclassify a net gain of $0.6 million from accumulated other comprehensive income in the next twelve months. We perform quarterly hedge effectiveness assessments and anticipate that the interest rate swap will be highly effective throughout its term. If it becomes probable that the hedged interest payment(s) will not occur, we immediately recognize the related deferred hedging gains/losses in earnings. There were no such reclassifications during the nine months ended September 30, 2025.
Net Investment Hedge
Foreign exchange remeasurement gains/losses on euro-denominated debt designated in the fourth quarter of 2024 as a hedge of our net investment in Nissens Automotive's foreign operations, whose functional currency is Danish kroner, are recorded as a currency translation adjustment in accumulated other comprehensive income in the consolidated balance sheet, provided the net investment hedge is highly effective. The gains/losses will subsequently be reclassified into earnings when the hedged net investment is either sold or substantially liquidated. We recognized a loss of $25.6 million as a currency translation adjustment in other comprehensive income in the nine months ended September 30, 2025. No gains or losses related to the net investment hedge were recognized in earnings during the nine months ended September 30, 2025.
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
The following is a summary of the estimated fair values, carrying amounts, and classification under the fair value hierarchy of our financial instruments (in thousands):

	Fair Value	September 30, 2025		December 31, 2024
	Hierarchy Level	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Cash	1	$87,201	$87,201	$44,426	$44,426
Deferred compensation	1	28,202	28,202	26,333	26,333
Short-term investments	2	—	—	6,956	6,956
Long-term investments	2	96	96	93	93
Cash flow hedge interest rate swaps	2	2,203	2,203	5,409	5,409
Short-term borrowings	2	50,839	50,839	27,117	27,117
Long-term debt	2	538,639	538,639	535,197	535,197
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
Note 15.  Earnings Per Share
The following are reconciliations of the net earnings attributable to SMP and the shares used in calculating basic and diluted net earnings per common share attributable to SMP (in thousands, except shares and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net earnings (loss) attributable to SMP
Continuing operations	$29,837	$26,581	$69,842	$54,424
Discontinued operations	(34,172)	(22,771)	(36,369)	(24,727)
Net earnings (loss) attributable to SMP	$(4,335)	$3,810	$33,473	$29,697

Basic net earnings (loss) per common share attributable to SMP
Continuing operations	$1.36	$1.22	$3.18	$2.50
Discontinued operations	$(1.56)	$(1.04)	$(1.66)	$(1.14)

Diluted net earnings (loss) per common share attributable to SMP
Continuing operations	$1.32	$1.20	$3.11	$2.45
Discontinued operations	$(1.51)	$(1.03)	$(1.62)	$(1.11)

Weighted average common shares outstanding, basic	21,991,194	21,716,083	21,954,548	21,802,164
Dilutive effect of restricted stock and performance-based stock	580,110	438,139	484,535	423,280
Weighted average common shares outstanding, diluted	22,571,304	22,154,222	22,439,083	22,225,444

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The shares listed below were not included in the computation of diluted net earnings per common share attributable to SMP because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Restricted and performance-based shares	215	250	287	274
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
There are no material intersegment sales among our operating segments. Other consists of financial information related to the activities of our corporate headquarters function. The accounting policies of each segment are the same as those described in Note 1, "Summary of Significant Accounting Policies" in our Form 10-K for the year-ended December 31, 2024.
The following tables contain financial information for each reportable operating segment (in thousands):

Three Months Ended September 30, 2025	Vehicle Control	Temperature Control	Nissens Automotive	Engineered Solutions	Other	Total
Net sales	$197,682	$144,657	$84,537	$72,198	$(238)	$498,836
Cost of sales	135,516	92,711	49,710	59,343	(238)	337,042
Gross profit	62,166	51,946	34,827	12,855	—	161,794

Selling and marketing expenses	11,340	3,616	5,038	2,165	—	22,159
Distribution expenses	17,525	9,958	9,234	1,295	524	38,536
General and administration expenses	9,788	4,785	9,245	5,294	8,320	37,432
Supply chain financing expenses	7,643	6,852	455	—	—	14,950
Restructuring expenses	735	1	—	46	—	782
Other expenses	—	—	44	—	255	299
Total operating expenses	47,031	25,212	24,016	8,800	9,099	114,158

Operating income (loss)	$15,135	$26,734	$10,811	$4,055	$(9,099)	47,636

Other non-operating income, net						1,734
Interest expense						7,394
Earnings from continuing operations before income taxes						$41,976

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three Months Ended September 30, 2024	Vehicle Control	Temperature Control	Nissens Automotive	Engineered Solutions	Other	Total
Net sales	$200,877	$125,985	$—	$72,403	$—	$399,265
Cost of sales	135,225	83,662	—	59,012	—	277,899
Gross profit	65,652	42,323	—	13,391	—	121,366

Selling and marketing expenses	11,150	4,031	—	1,976	—	17,157
Distribution expenses	14,680	10,454	—	1,362	1,131	27,627
General and administration expenses	9,064	4,606	—	4,787	4,060	22,517
Supply chain financing expenses	8,127	6,784	—	—	—	14,911
Restructuring expenses	1,602	374	—	256	791	3,023
Other expenses (income)	—	—	—	—	(1,008)	(1,008)
Total operating expenses	44,623	26,249	—	8,381	4,974	84,227

Operating income (loss)	$21,029	$16,074	$—	$5,010	$(4,974)	37,139

Other non-operating income, net						2,129
Interest expense						3,145
Earnings from continuing operations before income taxes						$36,123

Nine Months Ended September 30, 2025	Vehicle Control	Temperature Control	Nissens Automotive	Engineered Solutions	Other	Total
Net sales	$591,723	$364,905	$241,256	$208,422	$(238)	$1,406,068
Cost of sales	406,748	242,998	147,986	171,169	(238)	968,663
Gross profit	184,975	121,907	93,270	37,253	—	437,405

Selling and marketing expenses	33,615	11,279	14,157	6,361	—	65,412
Distribution expenses	48,970	27,568	27,000	4,081	1,593	109,212
General and administration expenses	29,911	13,870	26,559	15,521	21,246	107,107
Supply chain financing expenses	21,282	14,830	455	—	—	36,567
Restructuring expenses	1,740	190	—	105	2	2,037
Other expenses	—	—	1,667	—	469	2,136
Total operating expenses	135,518	67,737	69,838	26,068	23,310	322,471

Operating income (loss)	$49,457	$54,170	$23,432	$11,185	$(23,310)	114,934

Other non-operating income, net						5,857
Interest expense						23,450
Earnings from continuing operations before income taxes						$97,341

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Nine Months Ended September 30, 2024	Vehicle Control	Temperature Control	Nissens Automotive	Engineered Solutions	Other	Total
Net sales	$575,142	$322,074	$—	$223,281	$—	$1,120,497
Cost of sales	390,622	223,453	—	184,087	—	798,162
Gross profit	184,520	98,621	—	39,194	—	322,335

Selling and marketing expenses	34,274	11,838	—	5,989	—	52,101
Distribution expenses	43,710	27,810	—	4,060	3,464	79,044
General and administration expenses	27,921	12,864	—	15,437	12,700	68,922
Supply chain financing expenses	24,219	14,128	—	—	—	38,347
Restructuring expenses	2,711	679	—	654	1,730	5,774
Other expenses	—	—	—	—	1,403	1,403
Total operating expenses	132,835	67,319	—	26,140	19,297	245,591

Operating income (loss)	$51,685	$31,302	$—	$13,054	$(19,297)	76,744

Other non-operating income, net						5,147
Interest expense						7,964
Earnings from continuing operations before income taxes						$73,927

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation and amortization
Vehicle Control	$4,173	$3,850	$11,913	$10,981
Temperature Control	785	802	2,347	2,480
Nissens Automotive	3,333	—	9,645	—
Engineered Solutions	2,574	2,308	7,501	7,240
Other	336	429	987	1,307
Total depreciation and amortization	$11,201	$7,389	$32,393	$22,008
Capital expenditures
Vehicle Control	$5,895	$8,023	$17,397	$23,627
Temperature Control	827	520	3,098	1,294
Nissens Automotive	52	—	737	—
Engineered Solutions	3,028	2,596	6,828	7,528
Other	237	56	1,274	1,687
Total capital expenditures	$10,039	$11,195	$29,334	$34,136

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	September 30, 2025	December 31, 2024
Investment in unconsolidated affiliates
Vehicle Control	$2,863	$2,447
Temperature Control	19,853	20,396
Nissens Automotive	—	—
Engineered Solutions	2,729	1,999
Other	—	—
Total investment in unconsolidated affiliates	$25,445	$24,842
Total assets
Vehicle Control	$709,451	$659,607
Temperature Control	320,610	276,216
Nissens Automotive	566,507	482,773
Engineered Solutions	314,282	285,866
Other	116,689	109,664
Total assets	$2,027,539	$1,814,126
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

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes consolidated net sales by major product group within each operating segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2025	2024	2025	2024
Vehicle Control
Engine Management (Ignition, Emissions and Fuel Delivery)	$121,420	$121,432	$368,019	$353,046
Electrical and Safety	63,192	63,237	178,339	172,772
Wire Sets and Other	13,070	16,208	45,365	49,324
Total Vehicle Control	197,682	200,877	591,723	575,142

Temperature Control
AC System Components	114,033	95,698	286,001	245,628
Other Thermal Components	30,624	30,287	78,904	76,446
Total Temperature Control	144,657	125,985	364,905	322,074

Nissens Automotive
Air Conditioning	36,409	—	104,016	—
Engine Cooling	32,168	—	95,023	—
Engine Efficiency	15,960	—	42,217	—
Total Nissens Automotive	84,537	—	241,256	—

Engineered Solutions
Light Vehicle	21,977	24,287	65,161	70,776
Commercial Vehicle	21,111	22,625	61,552	69,016
Construction/Agriculture	8,863	8,082	27,855	27,631
All Other	20,247	17,409	53,854	55,858
Total Engineered Solutions	72,198	72,403	208,422	223,281

Other	(238)	—	(238)	—

Total	$498,836	$399,265	$1,406,068	$1,120,497
Geographic Area
We sell our line of products primarily in the United States, with additional sales in Europe, Canada, Mexico, and other foreign countries. Sales are attributed to countries based upon the location of the customer. Our sales are substantially denominated in U.S. dollars.
The following tables provide disaggregation of net sales information by geographic area within each operating segment (in thousands):

Three Months Ended September 30, 2025	Vehicle Control	Temperature Control	Nissens Automotive	Engineered Solutions	Other	Total
United States	$174,955	$138,991	$4,782	$39,583	$(238)	$358,073
Europe, excluding Poland	272	14	59,687	11,999	—	71,972
Canada	10,410	5,365	136	9,787	—	25,698
Poland	7	—	17,355	1,724	—	19,086
Mexico	10,868	—	16	2,905	—	13,789
Other foreign	1,170	287	2,561	6,200	—	10,218
Total	$197,682	$144,657	$84,537	$72,198	$(238)	$498,836

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three Months Ended September 30, 2024	Vehicle Control	Temperature Control	Nissens Automotive	Engineered Solutions	Other	Total
United States	$180,071	$118,469	$—	$40,629	$—	$339,169
Europe, excluding Poland	223	102	—	9,669	—	9,994
Canada	9,413	6,998	—	8,218	—	24,629
Poland	11	—	—	1,740	—	1,751
Mexico	9,614	33	—	2,392	—	12,039
Other foreign	1,545	383	—	9,755	—	11,683
Total	$200,877	$125,985	$—	$72,403	$—	$399,265

Nine Months Ended September 30, 2025	Vehicle Control	Temperature Control	Nissens Automotive	Engineered Solutions	Other	Total
United States	$526,418	$350,056	$12,201	$113,573	$(238)	$1,002,010
Europe, excluding Poland	671	34	163,659	37,010	—	201,374
Canada	29,200	13,743	310	25,491	—	68,744
Poland	28	—	56,489	4,506	—	61,023
Mexico	31,498	34	68	8,156	—	39,756
Other foreign	3,908	1,038	8,529	19,686	—	33,161
Total	$591,723	$364,905	$241,256	$208,422	$(238)	$1,406,068

Nine Months Ended September 30, 2024	Vehicle Control	Temperature Control	Nissens Automotive	Engineered Solutions	Other	Total
United States	$512,791	$300,766	$—	$122,032	$—	$935,589
Europe, excluding Poland	751	153	—	36,443	—	37,347
Canada	27,252	20,215	—	24,897	—	72,364
Poland	27	—	—	3,050	—	3,077
Mexico	30,429	42	—	7,322	—	37,793
Other foreign	3,892	898	—	29,537	—	34,327
Total	$575,142	$322,074	$—	$223,281	$—	$1,120,497
Note 18. Commitments and Contingencies
Asbestos
In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying statements of operations. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001, and the amounts paid for settlements, awards of asbestos-related damages, and defense of such claims. At September 30, 2025, approximately 873 cases were outstanding for which we may be responsible for any related liabilities. Since inception in September 2001 through September 30, 2025, the amounts paid for settled claims and awards of asbestos-related damages, including interest, were approximately $102.8 million. We do not have insurance coverage for the indemnity and defense costs associated with the claims we face.
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

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
In accordance with our policy to perform an annual actuarial evaluation in the third quarter of each year, an actuarial study was performed as of August 31, 2025. The results of the August 31, 2025 study included an estimate of our undiscounted liability for settlement payments and awards of asbestos-related damages, excluding legal costs, ranging from $127.5 million to $275.9 million for the period through 2065. The change from the prior year study, which was as of August 31, 2024, was a $27.9 million increase for the low end of the range and a $65.1 million increase for the high end of the range. The increase in the estimated undiscounted liability from the prior year study at both the low end and high end of the range reflects our actual experience, our historical data and certain assumptions with respect to events that may occur in the future.
Based upon the results of the August 31, 2025 actuarial study, in September 2025 we increased our asbestos liability to $127.5 million, the low end of the range, and recorded an incremental pre-tax provision of $44.4 million in loss from discontinued operations in the accompanying consolidated statements of operations. Future legal costs, which are expensed as incurred and reported in loss from discontinued operations in the accompanying consolidated statements of operations, are estimated, according to the August 31, 2025 study, to range from $48.5 million to $115.3 million for the period through 2065. Total operating cash outflows related to discontinued operations, which include settlements, awards of asbestos-related damages and legal costs, net of taxes, were $10.8 million and $10.3 million for the nine months ended September 30, 2025 and 2024, respectively.
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

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table provides the changes in our product warranties (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance, beginning of period	$35,632	$27,543	$24,715	$21,134
Liabilities accrued for current year sales	35,889	39,246	103,342	104,926
Settlements of warranty claims	(34,686)	(35,060)	(91,222)	(94,331)
Balance, end of period	$36,835	$31,729	$36,835	$31,729

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
Our Temperature Control operating segment services our core automotive aftermarket customers with thermal products, and is poised to benefit from the broader adoption of more complex air conditioning and other thermal systems. These systems will provide passenger comfort regardless of the vehicles’ powertrain, and are being developed to cool batteries and other products used on electric vehicles. Segment offerings include sales from thermal products in the aftermarket business under two major product groups: (1) AC System Components, which includes compressors, connecting lines, heat exchangers, and expansion devices; and (2) Other Thermal Components, which includes parts that provide engine, transmission, electric drive motor, and battery temperature management.
Our Nissens Automotive Segment was created in the fourth quarter of 2024 following the completion of our acquisition of Nissens Automotive, a leading European supplier of thermal management and engine efficiency products for the automotive aftermarket. Segment offerings include premium replacement parts within the following major product groups: (1) Air Conditioning, which includes compressors and condensers, electronics, such as blowers, fans and pressure sensors, and related components, such as evaporators, expansion valves and heaters; (2) Engine Cooling, which includes radiators and oil coolers, electronics, such as electric water pumps and temperature sensors, and related components, such as expansion tanks and fan clutches; and (3) Engine Efficiency, which includes turbochargers and intercoolers, electronics, such as exhaust gas recirculation (EGR) valves and modules, and related components, such as EGR coolers and oil feed pipes.
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
Overview of Financial Performance
The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto. This discussion summarizes the significant factors affecting our results of operations and the financial condition of our business during the three months ended September 30, 2025 and 2024.

	Three Months Ended September 30,
(In thousands, except per share data)	2025	2024

Net sales	$498,836	$399,265
Gross profit	161,794	121,366
Gross profit %	32.4%	30.4%
Operating income	47,636	37,139
Operating income %	9.5%	9.3%
Earnings from continuing operations before income taxes	41,976	36,123
Provision for income taxes	11,977	9,267
Earnings from continuing operations	29,999	26,856
Loss from discontinued operations, net of income taxes	(34,172)	(22,771)
Net earnings	(4,173)	4,085
Net earnings attributable to noncontrolling interest	162	275
Net earnings attributable to SMP	(4,335)	3,810
Net earnings per share data attributable to SMP – Diluted:
Continuing operations	$1.32	$1.20
Discontinued operations	(1.51)	(1.03)
Net earnings per common share	$(0.19)	$0.17
Consolidated net sales for the three months ended September 30, 2025 were $498.8 million, an increase of $99.6 million, or 24.9%, compared to net sales of $399.3 million in the same period in 2024.
The increase in net sales in the three months ended September 30, 2025 when compared to the same period in the prior year reflects the impact of multiple factors including:
•inclusion of $84.5 million of net sales in our new operating segment, Nissens Automotive, created with the acquisition of Nissens Automotive in the fourth quarter of 2024,
•continued strong volume of customer orders in our Temperature Control operating segment benefiting from growth in certain product categories and gains in market share,
•slightly lower net sales in our Vehicle Control operating segment due to the secular decline in sales of wire sets and comparison to strong third quarter net sales in the same period in 2024, and
•flat net sales in our Engineered Solutions operating segment as growth from business wins and successful cross-selling efforts was more than offset by general softness in end markets.
Gross margins, as a percentage of net sales, increased to 32.4% in the third quarter of 2025 compared to 30.4% in the third quarter of 2024. Overall, the gross margin increase as a percentage of sales in the third quarter of 2025 primarily reflects the positive impact of higher sales volumes leading to higher fixed manufacturing cost absorption and improved operating performance including the impact of cost control measures, which more than offset slower market demand in our Vehicle Control and Engineered Solutions operating segments and the impact of higher tariffs on imports into the United States in our Vehicle Control operating segment. Gross margin percentage in our newly acquired operating segment, Nissens Automotive, was consistent with our expectations and contributed to the higher overall consolidated gross margin percentage.
Operating margin as a percentage of net sales for the three months ended September 30, 2025 increased to 9.5% as compared to 9.3% for the same period in 2024. Included in our operating margin were selling, general and administrative expenses of $113.4 million, or 22.7% of net sales for the three months ended September 30, 2025 compared to $81.2 million, or 20.3% of net sales, for the same period in 2024. The $32.2 million increase in selling, general and administrative expenses in the third quarter of 2025 as compared to the third quarter of 2024 is principally due to $24.0 million of selling, general and administrative expenses in our newly acquired operating segment, Nissens Automotive, higher distribution expenses in our Vehicle Control operating segment and higher Corporate general and administrative expenses; partly offset by lower acquisition-related expenses.
United States Trade Policy
Since February 2025, the United States government imposed new tariffs on imports to the United States from certain countries and regions, including Canada, Mexico, China, the European Union and many other countries. Certain foreign governments have implemented retaliatory actions in response to the change in United States trade policy. We operate manufacturing plants in, and rely on imports primarily from Canada, Mexico, China and the European Union to serve our customers in the United States, and therefore, we are exposed to the adverse impacts of higher tariffs on imported raw materials, components and finished goods. In response, we have taken, and will continue to take actions to optimize our operations to minimize the impact of such tariffs and maintain our profitability through cost and pricing measures. We believe our diverse global footprint provides a competitive advantage and resiliency within our supply chain. More than one-half of our sales in the United States are from products manufactured in North America, which are currently mostly exempt from tariffs under the United States-Mexico-Canada Agreement. Products sourced from China represent approximately one-quarter of our sales in the United States, with the remainder of our sales in the United States from products sourced from other regions of the world which are currently subject to lower tariffs. Furthermore, our recent acquisition of Nissens Automotive provides sales diversification outside of the United States. The extent and duration of tariffs and the resulting impact on macroeconomic conditions and on our business are uncertain and may depend on various factors, including negotiations between the United States and affected countries, retaliation imposed by other countries, tariff exemptions, and decisions to pause, reimpose or increase tariffs. We will continue to actively monitor international trade developments and evaluate the potential impact on our results of operations and financial condition.
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

Interim Results of Operations
Comparison of the Three Months Ended September 30, 2025 to the Three Months Ended September 30, 2024
Sales. Consolidated net sales for the three months ended September 30, 2025 were $498.8 million, an increase of $99.6 million, or 24.9%, compared to $399.3 million in the same period of 2024, with the majority of our net sales to customers located in the United States.
The following table summarizes consolidated net sales by segment and by major product group within each segment (in thousands):

	Three Months Ended September 30,

	2025	2024
Vehicle Control
Engine Management (Ignition, Emissions and Fuel Delivery)	$121,420	$121,432
Electrical and Safety	63,192	63,237
Wire Sets and Other	13,070	16,208
Total Vehicle Control	197,682	200,877

Temperature Control
AC System Components	114,033	95,698
Other Thermal Components	30,624	30,287
Total Temperature Control	144,657	125,985

Nissens Automotive
Air Conditioning	36,409	—
Engine Cooling	32,168	—
Engine Efficiency	15,960	—
Total Nissens Automotive	84,537	—

Engineered Solutions
Light Vehicle	21,977	24,287
Commercial Vehicle	21,111	22,625
Construction/Agriculture	8,863	8,082
All Other	20,247	17,409
Total Engineered Solutions	72,198	72,403

Other	(238)	—

Total	$498,836	$399,265
Vehicle Control’s net sales for the three months ended September 30, 2025 decreased $3.2 million, or 1.6%, to $197.7 million compared to $200.9 million in the same period of 2024. The decrease in Vehicle Control’s net sales was primarily driven by the secular decline in sales of wire sets and comparison to strong third quarter net sales in the same period in 2024.
Temperature Control’s net sales for the three months ended September 30, 2025 increased $18.7 million, or 14.8%, to $144.7 million compared to $126.0 million in the same period of 2024. Temperature Control’s net sales for the third quarter of 2025 reflect continued strong customer demand compared to the same period in 2024 benefiting from growth in certain product categories and gains in market share.
Nissens Automotive's net sales of $84.5 million for the three months ended September 30, 2025 are consistent with our expectations. We expect Nissens Automotive's net sales to follow a similar annual seasonal pattern as the Temperature Control segment, as demand for many of Nissens Automotive's products increase with warmer weather. We also expect to benefit from revenue synergies resulting from the acquisition starting in 2026 and beyond.

Engineered Solutions’ net sales for the three months ended September 30, 2025 decreased $0.2 million, or 0.3%, to $72.2 million compared to $72.4 million in the same period of 2024. Overall, net sales in our Engineered Solutions operating segment declined year-over-year as growth from business wins and successful cross-selling efforts was more than offset by slower demand from existing customers.
Gross Margins. Gross margins, as a percentage of consolidated net sales, increased to 32.4% in the third quarter of 2025, compared to 30.4% in the third quarter of 2024. The following table summarizes gross margins by segment (in thousands):

Three Months Ended September 30,	Vehicle Control	Temperature Control	Nissens Automotive	Engineered Solutions	Other	Total
2025
Net sales	$197,682	$144,657	$84,537	$72,198	$(238)	$498,836
Gross margins	62,166	51,946	34,827	12,855	—	161,794
Gross margin percentage	31.4%	35.9%	41.2%	17.8%	—	32.4%

2024
Net sales	$200,877	$125,985	$—	$72,403	$—	$399,265
Gross margins	65,652	42,323	—	13,391	—	121,366
Gross margin percentage	32.7%	33.6%	—%	18.5%	—	30.4%

Compared to the third quarter of 2024, gross margin percentage at our Temperature Control operating segment increased by 2.3 percentage points from 33.6% to 35.9% and decreased at our Vehicle Control and Engineered Solutions operating segments by 1.2 percentage points from 32.7% to 31.4% and 0.7 percentage points from 18.5% to 17.8%, respectively. Gross margin percentage at our Nissens Automotive operating segment was 41.2%.
The gross margin percentage at our Temperature Control operating segment primarily benefited from higher sales volume leading to favorable manufacturing cost absorption due to higher production levels, as well as the impact of cost saving measures.
The gross margin percentage at our Vehicle Control operating segment decreased in the third quarter of 2025 when compared to the same period in 2024 primarily due to the impact of passing higher tariffs on imports into the United States through to customers at cost. We expect the impact of higher tariffs at our Vehicle Control operating segment to continue during the fourth quarter of 2025 as cost saving measures and price increases with customers take effect in 2026.
The gross margin percentage at our Nissens Automotive operating segment was consistent with our expectations.
The gross margin percentage at our Engineered Solutions operating segment decreased in the third quarter of 2025 when compared to the same period in 2024 reflecting continuing softness in demand from customers. While we anticipate continued margin pressure resulting from tariffs and market competition, we believe that our cost savings initiatives and pricing actions should help to offset much of this impact to our gross margins.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $113.4 million, or 22.7% of consolidated net sales, in the third quarter of 2025, as compared to $81.2 million, or 20.3% of consolidated net sales, in the third quarter of 2024. The $32.2 million increase in selling, general and administrative expenses in the third quarter of 2025 as compared to the third quarter of 2024 is principally due to $24.0 million of selling, general and administrative expenses in our newly acquired operating segment, Nissens Automotive, higher distribution expenses in our Vehicle Control operating segment and higher Corporate general and administrative expenses; partly offset by lower acquisition-related expenses.
Restructuring Expenses. Restructuring expenses, primarily consisting of severance and other benefit enhancements, were $0.8 million for the three months ended September 30, 2025 compared to $3.0 million in the same period of 2024. Restructuring expenses incurred in the third quarter of 2025 relate primarily to the Cost Reduction Initiative initiated in the fourth quarter of 2022 and expanded in the first quarter of 2025. We anticipate that the Cost Reduction Initiative will be substantially complete by the end of 2026.
Restructuring expenses of $3.0 million in the third quarter of 2024 primarily relate to the Separation Program initiated in the second quarter of 2024. We anticipate that the program will be substantially complete by the end of 2027.

Operating Income. Operating income was $47.6 million, or 9.5% of consolidated net sales, in the third quarter of 2025, compared to $37.1 million, or 9.3% of consolidated net sales, in the third quarter of 2024. The year-over-year increase in operating income of $10.5 million is primarily driven by the inclusion of $10.8 million of operating income from our new operating segment, Nissens Automotive and an increase of $10.7 million in our Temperature Control operating segment driven by higher gross margins and cost saving measures, partly offset by higher selling, general and administrative expenses in our legacy operating segment.
Other Non-Operating Income, Net. Other non-operating income, net was $1.7 million in the third quarter of 2025, compared to $2.1 million in the third quarter of 2024. The year-over-year decrease in other non-operating income, net primarily results from unfavorable foreign exchange rates.
Interest Expense. Interest expense was $7.4 million in the third quarter of 2025, compared to $3.1 million in the third quarter of 2024. The year-over-year increase in interest expense primarily reflects the impact of higher average outstanding borrowings in the third quarter of 2025 when compared to the third quarter of 2024 primarily due to borrowings to fund our acquisition of Nissens Automotive in the fourth quarter of 2024.
Income Tax Provision. The income tax provision in the third quarter of 2025 was $12.0 million at an effective tax rate of 28.5% compared to $9.3 million at an effective tax rate of 25.7% for the same period in 2024. The increase in the effective tax rate is due to higher earnings and taxes in foreign jurisdictions, primarily related to the inclusion of our new operating segment, Nissens Automotive.
Loss from Discontinued Operations. Loss from discontinued operations, net of income taxes, during the third quarter of 2025 and 2024 of $34.2 million and $22.8 million, respectively, reflects information contained in the actuarial studies performed as of August 31, 2025 and 2024, other information available and considered by us, and legal expenses associated with our asbestos related liability. The loss from discontinued operations for the third quarter of 2025 and 2024 primarily consists of a $44.4 million and $29.3 million pre-tax provision, respectively, to increase our indemnity liability in line with the August 31, 2025 and 2024 actuarial studies. As discussed more fully in Note 18, “Commitments and Contingencies” in the notes to our consolidated financial statements (unaudited), we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.
Net Earnings Attributable to Noncontrolling Interest. Net earnings attributable to noncontrolling interest relates to the minority shareholders’ interest in Trombetta Asia, Ltd., our 70% owned joint venture in Hong Kong, with operations in China and, in Foshan GWO YNG SMP Vehicle Climate Control & Cooling Products Co. Ltd., our 80% owned joint venture in China. Net earnings attributable to noncontrolling interest were $0.2 million and $0.3 million during the three months ended September 30, 2025 and 2024, respectively.

Comparison of the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024
Sales. Consolidated net sales for the nine months ended September 30, 2025 were $1,406.1 million, an increase of $285.6 million, or 25.5%, compared to $1,120.5 million in the same period of 2024, with the majority of our net sales to customers located in the United States.
The following table summarizes consolidated net sales by segment and by major product group within each segment (in thousands):

	Nine Months Ended September 30,

	2025	2024
Vehicle Control
Engine Management (Ignition, Emissions and Fuel Delivery)	$368,019	$353,046
Electrical and Safety	178,339	172,772
Wire Sets and Other	45,365	49,324
Total Vehicle Control	591,723	575,142

Temperature Control
AC System Components	286,001	245,628
Other Thermal Components	78,904	76,446
Total Temperature Control	364,905	322,074

Nissens Automotive
Air Conditioning	104,016	—
Engine Cooling	95,023	—
Engine Efficiency	42,217	—
Total Nissens Automotive	241,256	—

Engineered Solutions
Light Vehicle	65,161	70,776
Commercial Vehicle	61,552	69,016
Construction/Agriculture	27,855	27,631
All Other	53,854	55,858
Total Engineered Solutions	208,422	223,281

Other	(238)	—

Total	$1,406,068	$1,120,497
Vehicle Control’s net sales for the nine months ended September 30, 2025 increased $16.6 million, or 2.9%, to $591.7 million compared to $575.1 million in the same period of 2024. Demand in the Vehicle Control operating segment remains stable across our major product groups, except for wire sets which are in secular decline.
Temperature Control’s net sales for the nine months ended September 30, 2025 increased $42.8 million, or 13.3%, to $364.9 million compared to $322.1 million in the same period of 2024. Temperature Control’s net sales reflect strong customer demand compared to the same period in 2024 in part due to customers expanding store footprint and benefiting from growth in certain product categories and gains in market share.
Nissens Automotive's net sales of $241.3 million for the nine months ended September 30, 2025 are consistent with our expectations and include some benefit from favorable foreign exchange translation. We expect Nissens Automotive's net sales to follow a similar annual seasonal pattern as the Temperature Control segment, as demand for many of Nissens Automotive's products increase with warmer weather. We also expect to benefit from revenue synergies resulting from the acquisition starting in 2026 and beyond.
Engineered Solutions’ net sales for the nine months ended September 30, 2025 decreased $14.9 million, or 6.7%, to $208.4 million compared to $223.3 million in the same period of 2024. Overall, net sales in our Engineered Solutions operating segment declined year-over-year as growth from business wins and successful cross-selling efforts was more than offset by slower demand from existing customers.
Gross Margins. Gross margins, as a percentage of consolidated net sales, increased to 31.1% in the first nine months of 2025, compared to 28.8% in the nine months ended September 30, 2024. The following table summarizes gross margins by segment (in thousands):

Nine Months Ended September 30,	Vehicle Control	Temperature Control	Nissens Automotive	Engineered Solutions	Other	Total
2025
Net sales	$591,723	$364,905	$241,256	$208,422	$(238)	$1,406,068
Gross margins	184,975	121,907	93,270	37,253	—	437,405
Gross margin percentage	31.3%	33.4%	38.7%	17.9%	—	31.1%

2024
Net sales	$575,142	$322,074	$—	$223,281	$—	$1,120,497
Gross margins	184,520	98,621	—	39,194	—	322,335
Gross margin percentage	32.1%	30.6%	—%	17.6%	—	28.8%

Compared to the first nine months of 2024, gross margin percentage increased at our Temperature Control and Engineered Solutions operating segments by 2.8 percentage points from 30.6% to 33.4%, and 0.3 percentage points from 17.6% to 17.9%, respectively. The gross margin percentage decreased at our Vehicle Control operating segment by 0.8 percentage points from 32.1% to 31.3%. Gross margin percentage at our Nissens Automotive operating segment was 38.7%.
Our Temperature Control operating segment primarily benefited from higher sales volume leading to favorable manufacturing cost absorption due to higher production levels, as well as the impact of cost saving measures, and favorable customer sales mix.
The gross margin percentage at our Vehicle Control operating segment also benefited from higher sales volume leading to favorable manufacturing cost absorption due to higher production levels, however, the offsetting impact of higher tariffs on imports into the United States passed through to customers at cost was greater in our Vehicle Control operating segment, resulting in a lower gross margin percentage compared to the same period in 2024. We expect the impact of higher tariffs on imports into the United States to lessen in 2026 as cost saving measures and price increases with customers take effect.
The gross margin percentage at our Nissens Automotive operating segment was negatively impacted by $4.6 million of amortization for inventory fair value adjustments related to the application of accounting for business combinations. The inventory fair value adjustments were fully amortized as of June 30, 2025.
Despite lower net sales, the gross margin percentage in our Engineered Solutions operating segment increased in the first nine months of 2025 when compared to the comparable period in 2024 primarily due to favorable customer sales mix and foreign exchange movements. While we anticipate continued margin pressure resulting from tariffs and market competition, we believe that our cost savings initiatives and pricing actions should help to offset much of this impact to our gross margins.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $320.8 million, or 22.8% of consolidated net sales, in the first nine months of 2025, as compared to $239.8 million, or 21.4% of consolidated net sales, in the first nine months of 2024. The $80.9 million increase in selling, general and administrative expenses in the first nine months of 2025 as compared to the first nine months of 2024 is principally due to $69.8 million of selling, general and administrative expenses in our newly acquired operating segment, Nissens Automotive, higher distribution expenses in our Vehicle Control operating segment and higher Corporate general and administrative expenses; partly offset by lower acquisition-related expenses.
Restructuring Expenses. Restructuring expenses, primarily consisting of severance and other benefit enhancements, were $2.0 million for the nine months ended September 30, 2025 compared to $5.8 million in the same period of 2024. Restructuring expenses incurred in the first nine months of 2025 relate primarily to the Cost Reduction Initiative initiated in the fourth quarter of 2022 and expanded in the first quarter of 2025. We anticipate that the Cost Reduction Initiative will be substantially complete by the end of 2026.

Restructuring expenses incurred in the first nine months of 2024 relate primarily to the Separation Program initiated in the second quarter of 2024. We anticipate that the program will be substantially complete by the end of 2027.
Operating Income. Operating income was $114.9 million, or 8.2% of consolidated net sales, in the nine months ended September 30, 2025, compared to $76.7 million, or 6.8% of consolidated net sales, in the nine months ended September 30, 2024. The year-over-year increase in operating income of $38.2 million includes $23.4 million of operating income from our new operating segment, Nissens Automotive, and the remaining $14.8 million is primarily driven by higher net sales in our legacy operating segments and effective cost control measures at our Temperature Control operating segment.
Other Non-Operating Income, Net. Other non-operating income, net was $5.9 million in the nine months ended September 30, 2025, compared to $5.1 million in the nine months ended September 30, 2024. The year-over-year increase in other non-operating income, net primarily results from a favorable settlement of litigation.
Interest Expense. Interest expense was $23.5 million in the nine months ended September 30, 2025, compared to $8.0 million in the nine months ended September 30, 2024. The year-over-year increase in interest expense primarily reflects the impact of higher average outstanding borrowings in the first nine months of 2025 when compared to the same period in 2024 due to borrowings to fund our acquisition of Nissens Automotive in the fourth quarter of 2024.
Income Tax Provision. The income tax provision for the nine months ended September 30, 2025 was $26.9 million at an effective tax rate of 27.6% compared to $18.7 million at an effective tax rate of 25.3% for the same period in 2024. The increase in the effective tax rate is due to higher earnings and taxes in foreign jurisdictions, primarily related to the inclusion of our new operating segment, Nissens Automotive.
Loss from Discontinued Operations. Loss from discontinued operations, net of income taxes, during the nine months ended September 30, 2025 and 2024 were $36.4 million and $24.7 million, respectively, reflects information contained in the actuarial studies performed as of August 31, 2025 and 2024, other information available and considered by us, and legal expenses associated with our asbestos related liability. The loss from discontinued operations for the nine months ended September 30, 2025 and 2024 primarily consists of $44.4 million and $29.3 million pre-tax provision, respectively, to increase our indemnity liability in line with the August 31, 2025 and 2024 actuarial studies. As discussed more fully in Note 18, “Commitments and Contingencies” in the notes to our consolidated financial statements (unaudited), we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.
Net Earnings Attributable to Noncontrolling Interest. Net earnings attributable to noncontrolling interest relates to the minority shareholders’ interest in Trombetta Asia, Ltd., our 70% owned joint venture in Hong Kong, with operations in China and, in Foshan GWO YNG SMP Vehicle Climate Control & Cooling Products Co. Ltd., our 80% owned joint venture in China. Net earnings attributable to noncontrolling interest were $0.6 million and $0.8 million for the nine months ended September 30, 2025 and 2024, respectively.

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

	September 30,		December 31,
	2025	2024	2024
Operating cash flows	$85,681	$78,200	$76,693
Total debt	$589,478	$142,848	$562,314
Cash	87,201	26,348	44,426
Net debt	$502,277	$116,500	$517,888
Remaining borrowing capacity	$169,289	$287,680	$193,379
Total liquidity	256,490	314,028	237,805
Operating Activities. During the first nine months of 2025, cash provided by operating activities was $85.7 million compared to $78.2 million in the same period of 2024.
Net earnings during the first nine months of 2025 were $34.1 million compared to $30.5 million in the same period of 2024. The $7.5 million increase in cash provided by operating activities resulted primarily from higher net earnings, after adjustment for non-cash items, partly offset by net cash outflows from changes in working capital. Cash outflows from the year-over-year increase in accounts receivable of $78.7 million as compared to an increase of $59.0 million in the same period of 2024 and an increase in inventory levels of $22.8 million compared to a decrease of $2.9 million in the same period of 2024 due to higher net sales, was only partly offset by cash inflows from a higher year-over-year increase in accounts payable of $22.4 million as compared to $4.5 million in the same period of 2024, also due to higher net sales and inventory levels, as well as improved payment terms.
During the year ended December 31, 2024, we generated operating cash flow by actively managing our payables and accounts receivable despite increased inventories due to higher sales. We continue to actively manage our working capital to maximize our operating cash flow.
Investing Activities. Cash used in investing activities was $26.3 million during the first nine months of 2025, as compared to $34.1 million in the same period of 2024. Investing activities during the nine months ended September 30, 2025 and 2024 primarily consisted of capital expenditures of $29.3 million and $34.1 million, respectively. Capital expenditures are beginning to return to normal levels following a period of elevated spending due to continued investment in the start-up of our new distribution facility in Shawnee, Kansas.
Financing Activities. Cash used in financing activities was $20.4 million during the first nine months of 2025, as compared to cash used in financing activities of $47.7 million in the same period of 2024. During the first nine months of 2025, we increased our borrowings under our 2024 Credit Agreement by $2.1 million, and paid dividends to SMP shareholders of $20.4 million. Cash provided by borrowings under our 2024 Credit Agreement in the nine months ended September 30, 2025 was primarily used to fund our operating activities, including tariff costs and capital expenditures, and pay dividends.

During the first nine months of 2024, we (i) decreased our borrowings by $13.4 million, (ii) paid dividends to SMP shareholders of $19.0 million, (iii) made cash payments for the repurchase of shares of our common stock of $10.4 million, and (iv) paid expenses related to the refinancing of our credit agreement of $4.2 million. Cash provided by borrowings under our 2022 Credit Agreement in the nine months ended September 30, 2024 was primarily used to fund our operating activities and capital expenditures, pay dividends and repurchase shares of our common stock.
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
Outstanding borrowings, net of unamortized deferred financing costs, and letters of credit under the 2024 credit agreement consist of the following (in millions):

	September 30, 2025	December 31, 2024
Current maturities of debt	$45.2	$25.3
Long-term debt	524.3	520.1
Total outstanding borrowings	$569.5	$545.4

Letters of credit	$4.6	$2.5
The weighted average interest rate under the 2024 Credit Agreement, adjusted for the impact of interest rate swap agreements, is 4.9% and 5.6% at September 30, 2025 and December 31, 2024, respectively. Interest rates primarily consist of Term SOFR for borrowings in U.S. dollars and EURIBOR for borrowings in euros.

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
The Company has an overdraft facility that provides for borrowings of up to Polish zloty 30 million (approximately $8.3 million) if borrowings are solely in Polish zloty, or up to 85% of the Polish zloty 30 million limit (approximately $7.0 million) if borrowings are in euros and/or U.S. dollars. The overdraft facility automatically renews every three months until June 2027, subject to cancellation by either party, at its sole discretion, at least 30 days prior to the commencement of the three-month renewal period. There were $2.6 million of borrowings outstanding under the overdraft facility at September 30, 2025.
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
Pursuant to these agreements, we sold $334.8 million and $776.9 million of receivables during the three and nine months ended September 30, 2025, respectively $285.4 million and $686.3 million for the comparable periods in 2024. Receivables presented at financial institutions and not yet collected as of September 30, 2025 were approximately $5.8 million and remained in our accounts receivable balance as of that date. All receivables sold were reflected as a reduction of accounts receivable in the consolidated balance sheet at the time of sale. A charge in the amount of $14.9 million and $36.6 million related to the sale of receivables was included in selling, general and administrative expenses in our consolidated statements of operations for the three and nine months ended September 30, 2025, respectively, and $14.9 million and $38.3 million for the comparable periods in 2024.
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
In 2022, our Board of Directors authorized the purchase of up to $30 million of our common stock under a stock repurchase program. Stock will be purchased from time to time in the open market, or through private transactions, as market conditions warrant. Under this program, there were no repurchases of common stock during the three and nine months ended September 30, 2025. In the three months ended September 30, 2024, there were no repurchases of common stock. In the nine months ended September 30, 2024, we repurchased 321,229 shares of our common stock at a total cost of $10.4 million. As of September 30, 2025, there was approximately $19.6 million available for future stock purchases under the program.
Material Cash Commitments
Material cash commitments as of September 30, 2025 consist of required cash payments to service our outstanding borrowings of $569.5 million under our 2024 Credit Agreement, the future minimum cash requirements of $142.1 million through 2034 under operating leases, and expected future cash payments relating to our restructuring activities of $1.6 million with approximately $1.2 million to be paid in the remainder of 2025, approximately $0.4 million in 2026 and approximately $0.1 million thereafter. All of our other known cash commitments as of September 30, 2025 are not material. For additional information related to our material cash commitments, see Note 4, “Restructuring Expenses”, Note 8, “Leases,” and Note 9, “Credit Facilities and Long-Term Debt,” in the notes to our consolidated financial statements (unaudited).
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
For most of our international operations, local currencies have been determined to be functional currencies. Assets and liabilities of these operations are translated to the U.S. dollar at period-end foreign exchange rates, and net sales and expenses at average foreign exchange rates for the period. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income within equity. We have designated our euro-denominated debt as a non-derivative hedge of our net investment in Nissens Automotive's foreign operations whose functional currency is Danish kroner.
As of September 30, 2025 and December 31, 2024, the remeasurement impact of non-functional currency denominated monetary assets and liabilities, excluding monetary liabilities designated in a net investment hedge, are immaterial, therefore, the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the incremental effect of such a change on our foreign currency denominated revenues.
Interest Rate Risk
We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To reduce our market risk to changes in interest rates on our variable rate borrowings, and to manage a portion of our exposure to changes in interest rates, we occasionally enter into interest rate swap agreements to synthetically convert all or a portion of our variable rate debt to a fixed rate. As of September 30, 2025, we had interest rate swap agreements with a total notional amount of $214 million.
As of September 30, 2025, we had $569.5 million of outstanding borrowings under our 2024 Credit Agreement, net of deferred financing costs, of which $357.2 million bears interest at variable rates of interest and $214.4 million bears interest at fixed rates, after consideration of the interest rate swap agreements, less unamortized deferred financing costs of $2.1 million. Additionally, we invest our excess cash in highly liquid short-term investments. Based upon our current level of borrowings under our 2024 Credit Agreement and our excess cash, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate may have an approximate $2.7 million annualized negative impact on our earnings before income taxes or cash flows.
In addition, we are party to several supply chain financing arrangements, in which we may sell certain of our customers’ trade accounts receivable to such customers’ financial institutions. We sell our undivided interests in certain of these receivables at our discretion when we determine that the cost of these arrangements is less than the cost of servicing our receivables with existing debt. During the three and nine months ended September 30, 2025 we sold $334.8 million and $776.9 million of receivables. Depending upon the level of sales of receivables, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate may have an approximate $3.3 million and $7.8 million negative impact on our earnings before income taxes or cash flows for the three and nine months ended September 30, 2025, respectively. The charge related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations.
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
(b)Changes in Internal Control Over Financial Reporting.
During the quarter ended September 30, 2025, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We review, document and test our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control – Integrated Framework. We may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts may lead to various changes in our internal control over financial reporting.
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

STANDARD MOTOR PRODUCTS, INC.
(Registrant)

Date: October 31, 2025	/s/ Nathan R. Iles
Nathan R. Iles
Chief Financial Officer
(Principal Financial and Accounting Officer)