Form 10-K
period 2025-12-31
STANDARD MOTOR PRODUCTS, INC.
filed 2026-02-26
CIK 93389

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting common stock based on the closing price on the New York Stock Exchange on June 30, 2025 (the last business day of registrant’s most recently completed second fiscal quarter) of $30.72 per share held by non-affiliates of the registrant was $613,458,278. For purposes of the foregoing calculation only, all directors and officers have been deemed to be affiliates, but the registrant disclaims that any of such are affiliates.
As of February 24, 2026, there were 22,145,939 outstanding shares of the registrant’s common stock, par value $2.00 per share.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report is incorporated herein by reference from the registrant’s definitive proxy statement relating to its annual meeting of stockholders to be held on May 21, 2026.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

Index
PART I
In this Annual Report on Form 10-K, “Standard Motor Products,” “we,” “us,” “our,” “SMP,” and the “Company” refer to Standard Motor Products, Inc. and its subsidiaries, unless the context requires otherwise. This Report, including the documents incorporated herein by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this Report are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects,” “strategies” and similar expressions. These statements represent our expectations based on current information and assumptions and are inherently subject to risks and uncertainties. Our actual results could differ materially from those which are anticipated or projected as a result of certain risks and uncertainties, including, but not limited to, changes or loss in business relationships with our major customers and in the timing, size and continuation of our customers’ programs; changes in our supply chain financing arrangements, such as changes in terms, termination of contracts and/or the impact of rising interest rates; the ability of our customers to achieve their projected sales; competitive product and pricing pressures; increases in production or material costs, including procurement costs resulting from higher customs duties and tariffs, and inflationary cost increases in raw materials, labor and transportation, that cannot be recouped in product pricing; the performance of the automotive aftermarket and/or other end-markets that we supply; changes in the product mix and distribution channel mix; economic and market conditions; successful integration of acquired businesses; our ability to achieve benefits from our cost savings initiatives; product liability matters (including, without limitation, those related to asbestos-related contingent liabilities); the effects of disruptions in the supply chain caused by geopolitical risks; uncertainties in U.S. trade policy, particularly as it relates to Mexico, Canada, China and the European Union; the material weakness in our internal control over financial reporting disclosed in Item 9A of this Report and our ability to successfully remediate the material weakness in an appropriate and timely manner; as well as other risks and uncertainties, such as those described under Risk Factors, Quantitative and Qualitative Disclosures About Market Risk and those detailed herein and from time to time in the filings of the Company with the SEC. Forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. In addition, historical information should not be considered as an indicator of future performance.
ITEM 1.            BUSINESS
Overview
We are a leading manufacturer and distributor of premium replacement parts in the automotive aftermarket and a custom-engineered solutions provider to vehicle and equipment manufacturers in diverse non-aftermarket end markets. Our business is organized into four operating segments: Vehicle Control, Temperature Control, Nissens Automotive and Engineered Solutions. Nissens Automotive was created in the fourth quarter of 2024 following the completion of our acquisition of AX V Nissens III ApS (now known as SMP Nissens III ApS) and its direct and indirect subsidiaries (“Nissens Automotive”) in November 2024. Our Vehicle Control, Temperature Control and Nissens Automotive operating segments supply the automotive aftermarket with premium replacement parts in largely non-discretionary categories. Our products are primarily used to perform non-discretionary repairs that extend the service life of vehicles by replacing critical components that have failed over time and that are necessary for vehicles to operate as designed. Our Engineered Solutions operating segment offers a broad array of conventional and future-oriented technologies in markets for commercial and light vehicles, construction, agriculture, power sports, marine, hydraulics and lawn and garden. We sell our products primarily to retailers, warehouse distributors, original equipment manufacturers and original equipment service part operations in the United States, Europe, Canada, Mexico, and other foreign countries.
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

Index
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
We also expect to benefit from government regulations regarding vehicle safety, emissions and fuel economy. While vehicle emissions and fuel economy standards are presently under review under the current Administration, we believe emissions laws and fuel economy regulations generally have had a positive impact on sales of our ignition, emissions control and fuel delivery parts since vehicles not meeting emissions inspection standards may require repairs utilizing parts sold by us. Similarly, as government-mandated safety devices, such as anti-lock braking systems and ADAS, proliferate with new vehicle production, we anticipate increased replacement opportunities for many of our products such as ABS sensors, TPMS sensors, traction control products and ADAS replacement parts.
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
(1)Thermal Management Products, which are designed to control the operating temperature of HVAC, battery and heat exchange systems, such as hose assemblies, accumulators, driers, compressors, heat exchangers and motors.
(2)Sensors, covering applications in speed, position, temperature, pressure, level and particulate matter, among others.

Index
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
Full-Line Coverage.
Our product offering is designed to ensure our automotive aftermarket customers have the parts needed to maintain, service and repair the wide range of vehicles in operation. We offer a full line of critical components for most years, makes, models and engine sizes. Our product offering is a reflection of the vehicles in operation, the adoption rates of new vehicle technologies by original equipment manufacturers, product lifecycle and our product category strategy, the number of miles driven, and the failure rates of parts in service. We continuously look to expand our coverage through the execution of our product category strategy, which may include the addition of applications in existing product categories as well as new product categories in response to evolving vehicle technologies, or that otherwise complement our existing offering and have potential for sales growth.
Within our Vehicle Control Segment, we focus on expanding our product coverage in advanced powertrain technologies, including start and stop technology, cylinder deactivation, variable valve timing, turbochargers, electronic throttle bodies, diesel exhaust emissions control, gasoline direct injection, active grill shutters; electrification, such as battery cooling fans, drive battery charging cables and adapters, and electric coolant pumps; and safety related categories, such as anti-lock brake, vehicle speed sensors, tire pressure monitoring, park assist sensors and advanced driver assistance components,

Index
including blind spot detection sensors, cruise control distance sensors, lane departure sensor cameras and park assist backup cameras.
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
In the second quarter of 2025, we opened a new distribution center in Shawnee, Kansas. This facility increased our total distribution network square footage to meet our growing demands in the automotive aftermarket, and integrates new distribution technologies including a mechanized material handling system designed to deliver improved logistics capabilities, operational efficiencies, as well as enhanced employee, customer and supplier experiences. The new Shawnee, Kansas distribution facility will also bring our Vehicle Control and Temperature Control products geographically closer to our Midwest and West Coast customers, reducing transportation lead-time, and will ultimately provide disaster recovery capabilities for automotive aftermarket products across our divisions.
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
World-Class Training.
We generate demand for our products through our technical training program, which offers training seminars to professional automotive technicians. Our training program is accredited by the National Institute for Automotive Service Excellence (ASE) Training Managers Council. Our seminars are taught by ASE certified instructors, and are available in-person and online through webinars and on-demand seminars. Our seminars cover more than 200 different topics, offered in both English and Spanish. Through our training program, we typically teach approximately 60,000 technicians annually how to diagnose and repair vehicles equipped with complex systems related to our products, and we have approximately 16,000 technicians and 7,000 of our customers’ store employees and sales team members who are registered to participate in such sessions through our online platform.

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
As of December 31, 2025, twenty-four of our principal facilities maintained quality management systems that were ISO 9001 and/or TS 16949 certified, and fifteen of our principal facilities maintained environmental management systems that were ISO 14001 certified.
Our manufacturing footprint is geographically diverse with a greater presence in North America and Europe compared to many of our peers. We leverage our footprint to improve our cost position by locating labor-intensive processes within our low-cost plants, and by investing in automation and undertaking continuous improvement and expansion initiatives in our domestic facilities. We also believe our diverse global footprint provides a competitive advantage and resiliency within our supply chain that helps to mitigate the impact of tariffs on imports to the United States. Our significant manufacturing operations in North America produce products that are currently mostly exempt from tariffs under the United States-Mexico-Canada Agreement.
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
We believe our global network of resources, including our engineering capabilities, advanced quality systems, manufacturing, distribution and technical sales expertise, combined with our customizable solutions for vehicle control and thermal management categories, is a key competitive advantage. Our focus on vehicle control and thermal management categories leverages the legacy and leadership position of our automotive aftermarket business to provide a platform for future growth in diverse non-aftermarket end markets. We drive growth in this segment by developing new customer relationships, cross-selling to existing customers, introducing new products to new and existing customers, and increasing platform content. Our growth strategy is long-term, and we do not expect growth to be linear given the lengthy nature of design engineering and validation, and the period of time between the awarding of new business and the start of production, which often occurs 1-3 years after business is awarded.
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
Engineered Solutions customers are many of the largest original equipment manufacturers and their tier suppliers, system integrators, and original equipment service part operations, such as: BRP; Caterpillar; CNH; Daimler Truck; Eberspacher; Ford; General Motors; Harley-Davidson; IVECO; John Deere; Mobile Climate Control; Polaris; Scania; and Volvo/Mack Truck.
In 2025, three customers each accounted for more than 10% of our consolidated net sales at 25.2%, 18.6% and 10.5%, respectively.
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

Index
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

In 2025, we experienced continued stabilization in our global supply chains, including fewer disruptions and delays affecting our ocean freight shipments. In response to increases in our procurement costs resulting from higher tariffs, our procurement teams focused on shifting supply sources to countries with lower tariff rates. We continue to work closely with our suppliers and customers to implement actions designed to mitigate the impact of these events on our business,

Index
including cost savings initiatives, the vertical integration of production processes and price negotiations. We expect to have an adequate supply of primary raw materials and cores necessary to meet our needs; however, there are always risks and uncertainties with respect to the supply of raw materials and components that could impact their availability in sufficient quantities and at cost effective prices to meet our needs.
Sustainability
We support and seek continuous improvement in the pursuit of environmental, social and corporate governance practices that embody our culture and ideals of being a good corporate citizen.
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
Human Capital
As of December 31, 2025, we employed approximately 5,700 people, with 1,900 people in the United States and 3,800 people in Mexico, Canada, Denmark, France, Germany, Hungary, Italy, Netherlands, Poland, Slovakia, Spain, the United Kingdom, China and Hong Kong. Of the 5,700 people employed, approximately 2,900 people are production employees. We operate primarily in non‑union facilities and have binding labor agreements with employees at other unionized facilities. We have approximately 94 production employees in Edwardsville, Kansas and Shawnee, Kansas facilities. Eventually, these employees will all migrate to our new Shawnee, Kansas facility. These employees are covered by a contract with The International Union, United Automobile, Aerospace and Agricultural Implement Workers of America that expires in August 2026. We also have approximately 1,300 employees in Mexico who are represented by works council, trade unions or other employee representative bodies under agreements negotiated at various intervals. For clarification, the employee numbers described above exclude the employees of our joint venture operations. We believe our facilities are in labor markets with ready access to adequate numbers of skilled and unskilled workers, and our relations with our union and non‑union employees are good.
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

Index
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
Employee satisfaction and engagement are important elements in our talent retention strategy. We conduct a comprehensive global employee engagement survey bi-annually to gather employee feedback and identify areas where we can enhance our talent retention strategy and employee satisfaction, including fostering a sense of belonging throughout our organization. We utilize the results from these engagement surveys to better provide employees with the tools, resources and support that they need to succeed and grow in their SMP careers.
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
Governance
Our commitment to sustainability is spearheaded by our Board of Directors. Specifically, our Nominating and Corporate Governance Committee established a sustainability steering committee among our executive officers including our Chief Executive Officer & President, Chief Legal Officer & Secretary, Chief Human Resources Officer, and Chief Accounting Officer. The sustainability steering committee is tasked with developing specific strategies to ensure that our company-wide operations adhere to our corporate governance values and advance our sustainability objectives globally. The multidisciplinary approach of our steering committee allows it to leverage our expertise in operations, engineering, supply chain, human capital management, finance, legal and other fields to push our sustainability initiatives ahead from all angles.
Continued Commitment
With each year, we intend to further our commitment to sustainability initiatives, improving our environmental stewardship, finding ways to give back to our communities, and enhancing the diversity and inclusion of our workforce while offering opportunities for development. Information on our sustainability initiatives can be found in our most current sustainability report and on our corporate website at smpcorp.com under “Our Company – SMP Sustainability” and at smpcares.smpcorp.com. Information in our sustainability report and on our corporate websites regarding our sustainability initiatives are referenced for general information only and are not incorporated by reference in this Report.
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
In 2025, three customers each accounted for more than 10% of our consolidated net sales at 25.2%, 18.6% and 10.5%, respectively. Net sales from each of the customers were reported in our Vehicle Control and Temperature Control operating segments. The loss of one or more of these customers or, a significant reduction in purchases of our products from any one of them, could have a materially adverse impact on our business, financial condition and results of operations. In addition, any consolidation among our key customers may further increase our customer concentration risk.
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
The automotive industry is highly competitive, and our success depends on our ability to compete with other suppliers of automotive products. In the automotive aftermarket, we compete primarily with full-line suppliers, short- or value-line suppliers, tier suppliers and service part operations of original equipment manufacturers, including car dealerships, and the direct import programs of certain retailers. In the diverse non-aftermarket end markets we supply, we compete primarily with global and regional tier suppliers of original equipment manufacturers. Some of our competitors may have larger customer bases and significantly greater financial, technical and marketing resources than we do. These factors may allow our competitors to:
•respond more quickly than we can to new or emerging technologies, such as the identification of potential uses and successful adoption of artificial intelligence ("AI") technologies, and changes in customer requirements by devoting greater resources than we can to the development, promotion and sale of automotive products and services;
•engage in more extensive research and development;
•sell products at a lower price than us;
•undertake more extensive marketing campaigns; and
•make more attractive offers to existing and potential customers and strategic partners.

We cannot assure you that our competitors will not develop products or services that are equal or superior to our products or that achieve greater market acceptance than our products or that in the future other companies involved in the

Index
automotive industry will not expand their operations into product lines produced and sold by us. We also cannot assure you that additional entrants will not enter the automotive industry or that companies in the industry will not consolidate. Furthermore, if we do not invest in or effectively use AI capabilities, or if competitors leverage these technologies more successfully, our competitive position could suffer. Any such competitive pressures could cause us to lose market share or could result in significant price decreases and could have a material adverse effect upon our business, financial condition and results of operations.
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
We may incur material losses and significant costs as a result of warranty-related returns by our customers in excess of anticipated amounts or product recalls.
Our products are required to meet rigorous standards imposed by our customers and our industry. Many of our products carry a warranty ranging from a 90-day limited warranty to a limited lifetime warranty, which generally cover defects in materials and workmanship, and conformance to agreed upon specifications. If our products fail to conform to these warranties, the affected products may be subject to warranty returns and/or product recalls. Furthermore, non-conformities that affect motor vehicle safety or compliance with applicable motor vehicle safety standards or guidelines, or non-conformities in products sold to original equipment manufacturers or their tier suppliers or system integrators could result in significant costs and lost sales, investigations and/or enforcement actions by state and federal governments, as well as negative publicity and damage to our reputation that could reduce future demand for our products. We cannot give any assurance that our products will not suffer from defects or other deficiencies or that we will not experience material warranty returns or product recalls in the future.
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
At December 31, 2025, approximately 945 cases were outstanding for which we may be responsible for any related liabilities. Since inception in September 2001 through December 31, 2025, the amounts paid for settled claims and awards of asbestos-related damages, including interest, were approximately $105.2 million. A substantial increase in the number of new claims, or increased settlement payments, or awards of asbestos-related damages, could have a material adverse effect on our business, financial condition and results of operations.
In accordance with our policy to perform an annual actuarial evaluation in the third quarter of each year, an actuarial study was performed as of August 31, 2025. The results of the August 31, 2025 study included an estimate of our undiscounted liability for settlement payments and awards of asbestos-related damages, excluding legal costs, ranging from $127.5 million to $275.9 million for the period through 2065. Based upon the results of the August 31, 2025 actuarial study, in September 2025 we increased our asbestos liability to $127.5 million, the low end of the range, and recorded an incremental pre-tax provision of $44.4 million in loss from discontinued operations in the accompanying consolidated statement of operations. Future legal costs, which are expensed as incurred and reported in loss from discontinued operations in the accompanying consolidated statements of operations, are estimated, according to the August 31, 2025 study, to range from $48.5 million to $115.3 million for the period through 2065.
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

Index
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
Despite security measures designed to prevent, detect and mitigate the risk of cybersecurity incidents, our information systems, and the systems of our customers, suppliers and business partners, have been subject to and remain vulnerable to

Index
harm from such incidents, including interruptions, outages, data breaches, phishing attacks, ransomware attacks, unauthorized access, attempts to hack into our network, and computer viruses. Moreover, the technologies and techniques used to carry out cyber-attacks are continuously evolving, making it difficult to detect these changes or implement adequate measures in time to prevent, detect or mitigate the impact of an attack.
In the event that our information systems, or the systems of our customers, suppliers or business partners, are subject to such incidents, we could experience errors, interruptions, delays, and/or the cessation of services in key portions of our information systems, adversely affecting our ability to process orders, maintain proper inventory levels, collect accounts receivable, disburse funds and perform key business operations. Such incidents could also result in the theft of our intellectual property and proprietary business information, unauthorized access to personnel information, damage to our business reputation and our relationships with our business partners, and lead to claims against us and fines or other penalties assessed by governmental authorities. Additionally, we may be required to incur substantial costs to remediate the damage caused by these disruptions or to protect us against future cybersecurity incidents.
Furthermore, artificial intelligence ("AI") technologies are increasingly being used in our industry. The use of AI-based solutions by our business partners could lead to the public disclosure of confidential and proprietary business information (including personal data) in contravention of our policies, contractual requirements and applicable data protection laws. The use of AI tools by our customers, suppliers and business partners may also increase our vulnerability to cybersecurity incidents.
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
Our brands are a key component of our value proposition, and serve to distinguish our premium products from those of our competitors. In our automotive aftermarket business, we believe that our success depends, in part, on maintaining and enhancing the value of our brands and executing our brand strategies, which are designed to drive end-user demand for our products and make us a valued business partner to our aftermarket customers through the support of their marketing initiatives. A decline in the reputation of our brands as a result of events, such as the proliferation of private labels by certain retail customers, deficiencies or defects in the design or manufacture of our products, or from legal proceedings, product recalls or warranty claims resulting from such deficiencies or defects, may harm our reputation as a manufacturer and distributor of premium automotive parts, reduce demand for our products and adversely affect our business.
Our revenue and results of operations may suffer upon the bankruptcy, insolvency or other credit failure of a significant customer.
Most of our customers buy products from us on credit. We extend credit to customers and offer extended payment terms based upon competitive conditions in the marketplace and our assessment and analysis of creditworthiness. General economic conditions, competition and other factors may adversely affect the solvency or creditworthiness of our customers. Higher interest rates, inflationary cost increases in raw materials, labor and transportation, the availability of supplier finance programs to purchase goods and services and the terms of such programs, and a general worsening of economic conditions have put financial pressure on many of our customers and may threaten certain customers’ ability to maintain liquidity sufficient to repay their obligations to us as they become due. The bankruptcy, insolvency or other credit

Index
failure of any customer that has a substantial amount owed to us could have a material adverse effect on our operating revenue and results of operations.
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
Our success is dependent upon our ability to attract, retain and motivate certain key employees, including our management and our skilled workforce of engineers, technically-trained sales force employees and other qualified personnel. Many of our key employees have many years of experience with our Company and would be difficult to replace without allotment of a significant amount of time for knowledge transfer. Furthermore, we compete with other businesses to fill many of our hourly positions in certain distribution facilities, which historically have had high turnover rates, and has led to increased training and retention costs, particularly in a competitive and shrinking labor market. We cannot be certain that we will be able to continue to attract or retain our key employees or other labor needs, which could cause us to fail to execute our value proposition, fail to achieve operational efficiencies, and incur increased labor costs, which could have an adverse effect our business, financial condition and results of operations.
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
The utility of the supply chain financing arrangements also depends upon a benchmark reference rate for the purpose of determining the discount rate on the sale of the underlying trade accounts receivable. If the benchmark reference rate increases significantly, we may be negatively impacted as we may not be able to pass these added costs on to our

Index
customers, which could have a material and adverse effect upon our financial condition, results of operations and cash flows. Depending upon the level of sales of receivables pursuant these agreements, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the margin rate may have an approximate $9.8 million negative impact on our earnings or cash flows.
A significant increase in our indebtedness, or in interest rates, could negatively affect our financial condition, results of operations and cash flows.
In September 2024, the Company refinanced its existing 2022 Credit Agreement with a new five-year Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders (“2024 Credit Agreement”). The 2024 Credit Agreement matures on September 16, 2029 and provides for an approximately $750 million credit facility, comprised of (i) a $430 million multi-currency revolving credit facility ("global tranche"); (ii) a $10 million multi-currency revolving credit facility, available to one or more wholly-owned Danish subsidiaries of the Company ("Danish tranche"); (iii) a $200 million term loan facility in U.S. dollars; and (iv) a 100 million euros term loan facility. The revolving credit facility has a $25 million sublimit for the issuance of letters of credit, and a $30 million sublimit for the borrowing of swingline loans. As of December 31, 2025, our total outstanding indebtedness was $618.7 million, including outstanding borrowings under the 2024 Credit Agreement of $598.1 million, net of deferred financing costs, consisting of current borrowings of $45.3 million and long-term debt of $552.8 million.
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
In addition, the Company’s obligations under the 2024 Credit Agreement are guaranteed by its material domestic subsidiaries (each, a “Guarantor”), and secured by a first priority perfected security interest in substantially all of the existing and future personal property of the Company and each Guarantor, subject to certain exceptions. The collateral security described above also secures certain banking services obligations and interest rate swaps and currency or other hedging obligations of the Company owing to any of the then existing lenders or any affiliates thereof. In 2022 and 2024, we entered into interest rate swap agreements with a total notional amount of $213.0 million that mature in May 2029 and March 2030, respectively. The interest rate swap agreements are designated as a cash flow hedges of interest payments on borrowings in U.S. dollars and euros under our 2024 Credit Agreement.
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
We have manufacturing and distribution facilities in many countries, including Mexico, Canada, Denmark, France, Germany, Hungary, Italy, Netherlands, Poland, Slovakia, Spain and the United Kingdom, as well as joint-ventures in China. Our global operations subject us to a variety of political, economic and regulatory risks that are associated with doing business internationally, including: (a) changes in economic conditions in the countries in which we operate; (b) political uncertainty, instability, civil unrest and the risks of terrorism or other hostilities; (c) foreign currency exchange rate fluctuations and currency controls; (d) changes in U.S. trade policy and international trade agreements, resulting in political tension and trade disputes between the U.S. and foreign governments, and new or higher tariffs or changes to customs requirements or procedures; and (e) the potential for shortages of trained labor.
Changes in U.S. trade policy, particularly as it relates to Mexico, Canada and China, have caused significant uncertainty in our business, and could have a substantial adverse effect on our business, financial condition and results of operations. We believe that new or higher tariffs on imports to the United States from countries in which we source raw materials, component parts and finished goods could have a substantial adverse effect on the automotive industry and our business. Further, any retaliatory tariffs imposed by foreign governments would exacerbate the impact.
In addition, we have foreign currency exchange rate exposure, primarily, with respect to the Canadian dollar, the euro, the British pound, the Polish zloty, the Hungarian forint, the Mexican peso, the Danish kroner, the Taiwan dollar, the Chinese yuan renminbi and the Hong Kong dollar. Our exposure to exchange rate risk is due to certain costs, revenues and borrowings being denominated in currencies other than one of our subsidiary’s functional currency and net investments in our foreign subsidiaries. While we actively monitor our exposure, and use derivative instruments to manage exchange rate risk, exchange rates may be volatile and could adversely impact our financial results and the comparability of results from period to period.
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
Our operations and properties are subject to federal, state, local and international laws and regulations, including those governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of materials, substances and wastes, the remediation of contaminated soil and groundwater and the health and safety of employees. Such environmental laws, including but not limited to those under the Comprehensive Environmental Response Compensation & Liability Act, may impose joint and several liability and may apply to conditions at properties presently or formerly owned or operated by an entity or its predecessors, as well as to conditions at properties at which wastes or other contamination attributable to an entity or its predecessors have been sent or otherwise come to be located.
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
Changes in automotive technologies can impact our business, such as the adoption of new technologies and systems to make traditional, internal-combustion-engine vehicles more efficient, the adoption of electric or hybrid electric vehicle architectures, or changes in access to vehicle-generated data needed to service and repair vehicles. These factors could result in less demand for our products thereby causing a decline in our results of operations or deterioration in our business and financial condition, and we may have a material adverse effect on our long-term performance.
As vehicles have become more complex and reliant on software, electronics and telematics systems, access to vehicle-generated data has become increasingly important to diagnose, service and repair vehicles. If access to this vehicle-generated data is limited to the service part operations of original equipment manufacturers, our aftermarket customers, including professional technicians and individual consumers performing “do-it-yourself” repairs on their personal vehicles, may be prevented from servicing and repairing vehicles. These limitations could also adversely effect our ability to design, develop, manufacture and sell our aftermarket products, which could have a material adverse effect on our business, financial condition and results of operations.
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
If we fail to maintain an effective system of internal controls or identify a material weakness or significant deficiency in our internal control over financial reporting, our ability to report our financial condition and results of operations in a timely and accurate manner could be adversely affected, investor confidence in our company could diminish, and the value of our securities may decline.
As a public company, we are required to comply with Section 404 of the Sarbanes Oxley Act of 2002 (“SOX”), which requires, among other things, that companies maintain disclosure controls and procedures to ensure timely disclosure of material information, and that management reviews the effectiveness of those controls on a quarterly basis.

During fiscal year 2025, we identified a material weakness in our internal control over financial reporting related to information technology general controls at our Nissens Automotive operating segment, which we acquired in November 2024. Specifically, the material weakness related to its information technology general controls over certain IT systems that support financial transactions and reporting. As a result of this material weakness, we have commenced remedial action; however, such actions are ongoing and we cannot guarantee that they will be sufficient to remediate the material weakness or that we will not have a material weakness in the future.

Furthermore, we cannot be certain that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of SOX. If we fail to maintain the adequacy of our internal controls, we cannot assure our stockholders that we will be able to conclude in the future that we have effective internal control over financial reporting, and/or we may encounter difficulties in implementing or improving our internal controls, which could harm our operating results or cause us to fail to meet our reporting obligations. If we fail to maintain effective internal controls, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our securities may be negatively affected, and we could be subject to sanctions or investigation by regulatory authorities, such as the SEC or NYSE.
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
Another key element of our cybersecurity risk management program is our use of processes and technologies to create information security safeguards and controls, and target specific users or business needs. Our processes and technologies include firewalls, email security software and encryption, endpoint detection and response, access controls, backup and recovery procedures, system patches and updates, vulnerability scanning, penetration testing by third party vendors, incident response procedures, and internal and external audits of our information systems. For example, in October 2025, we engaged an external auditor to perform a System and Organization Controls 2 (SOC 2) examination of the design of our security controls.
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
Cybersecurity Governance
The Audit Committee of our Board of Directors oversees the adequacy and effectiveness of our internal controls, policies and procedures regarding cybersecurity, information security and data protection, and compliance with applicable laws and regulations concerning privacy. Our Chief Information Officer (“CIO”), in turn, is responsible for managing the Company’s cybersecurity risk management program and incident response procedures. On a quarterly basis, and more frequently as circumstances warrant, our CIO briefs the Audit Committee on our cybersecurity risks, our strategies for preventing, detecting, responding to and mitigating such risks, including the results of our SOC 2 audits, the effectiveness of our incident response procedures, and our information security controls. Our CIO has extensive knowledge and expertise regarding our information systems and security, having served in a variety of senior information technology positions across our organization for more than thirty years, and as an executive officer of the Company since 2006.
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

Index
ITEM 2.            PROPERTIES
We maintain our executive offices in Long Island City, New York. The table below describes our principal facilities as of December 31, 2025.

Location	State or Country	Principal Business Activity	Approx. Square Feet	Owned or Expiration Date of Lease

		Vehicle Control
Bialystok[1]	Poland	Manufacturing	158,700	2032
Disputanta	VA	Distribution	411,000	Owned
Edwardsville	KS	Distribution	363,500	Owned
Ft. Lauderdale	FL	Distribution	23,300	Owned
Ft. Lauderdale	FL	Distribution	30,000	Owned
Greenville[1]	SC	Manufacturing	184,500	Owned
Independence[1]	KS	Manufacturing	337,400	Owned
Long Island City	NY	Administration	75,800	2033
McAllen	TX	Distribution	120,300	2027
Mishawaka[1]	IN	Manufacturing	153,100	Owned
Reynosa[1]	Mexico	Manufacturing	175,000	2032
Reynosa[1]	Mexico	Manufacturing	153,000	2031
Shawnee[2]	KS	Distribution	574,700	2033

		Temperature Control
Foshan City	China	Manufacturing	361,500	2028
Lewisville[1]	TX	Administration and Distribution	415,000	2034
Reynosa[1]	Mexico	Manufacturing	82,000	2026
Reynosa[1]	Mexico	Manufacturing	117,500	2026
Reynosa	Mexico	Manufacturing	274,000	2034
St. Thomas[1]	Canada	Manufacturing	42,500	Owned

		Engineered Solutions
Kirchheim-Teck	Germany	Distribution	27,500	2031
Pécel	Hungary	Manufacturing	33,500	Owned
Pécel	Hungary	Manufacturing	40,300	Owned
Milwaukee	WI	Manufacturing	84,000	2028
Sheboygan Falls	WI	Manufacturing	22,500	2026
Tijuana	Mexico	Distribution	13,800	2026
Tijuana	Mexico	Manufacturing	30,400	2026
Wuxi	China	Manufacturing	27,600	2029

		Nissens Automotive
Cachtice	Slovakia	Manufacturing	143,900	2031
Horsens	Denmark	Administration and Manufacturing	91,100	Owned
Horsens	Denmark	Manufacturing	19,600	Owned

Index

Horsens	Denmark	Distribution	211,500	Owned
Horsens	Denmark	Distribution	54,300	2028
Zakrzów	Poland	Administration and Distribution	86,000	2030
Tilburg	Netherlands	Administration and Distribution	30,800	2027

		Other
Mississauga	Canada	Administration and Distribution	82,400	2028
Irving	TX	Training Center	13,400	2027
1These facilities are also utilized by the Engineered Solutions operating segment.
2This facility is also utilized by the Temperature Control operating segment.
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

PART II
ITEM 5.            MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades publicly on the New York Stock Exchange (“NYSE”) under the trading symbol “SMP.” The last reported sale price of our common stock on the NYSE on February 24, 2026 was $44.19 per share. As of February 24, 2026, there were 484 holders of record of our common stock.
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
There have been no unregistered offerings of our common stock during the fourth quarter of 2025.
Stock Performance Graph
The following graph compares the five year cumulative total return on the Company’s Common Stock to the total returns on the Standard & Poor’s 500 Stock Index and the S&P 1500 Auto Parts & Equipment Index, which is a combination of automotive parts and equipment companies within the S&P 400, the S&P 500 and the S&P 600. The graph shows the change in value of a $100 investment in the Company’s Common Stock and each of the above indices on December 31, 2020 and the reinvestment of all dividends. The comparisons in this table are required by the Securities and Exchange

Index
Commission and are not intended to forecast or be indicative of possible future performance of the Company’s Common Stock or the referenced indices.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Standard Motor Products, Inc.
S&P 500 Index
S&P Composite 1500 Auto Parts & Equipment Index

	Standard Motor Products, Inc.	S&P 500 Index	S&P Composite 1500 Auto Parts & Equipment Index
2020	100.00	100.00	100.00
2021	132.31	128.71	122.38
2022	90.24	105.40	82.72
2023	106.51	133.10	88.08
2024	85.80	166.40	69.94
2025	105.86	196.16	84.60
* Source: S&P Capital IQ
ITEM 6.           (RESERVED)
ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview of Financial Performance
The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto. This discussion summarizes the significant factors affecting our results of operations and the financial condition of our business during each of the fiscal years in the two-year period ended December 31, 2025. Discussion and analysis of our financial condition and results of operations for fiscal year 2024, and comparisons of fiscal years 2024 and 2023 can be

Index
found in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

	Year Ended December 31,
(In thousands, except per share data)	2025	2024

Net sales	$1,791,158	$1,463,849
Gross profit	559,408	423,321
Gross profit %	31.2%	28.9%
Operating income	136,507	80,624
Operating income %	7.6%	5.5%
Earnings from continuing operations before income taxes	110,523	73,989
Provision for income taxes	30,617	19,385
Earnings from continuing operations	79,906	54,604
Loss from discontinued operations, net of income taxes	(37,698)	(26,128)
Net earnings	42,208	28,476
Net earnings attributable to noncontrolling interest	873	976
Net earnings attributable to SMP	41,335	27,500
Net earnings per share data attributable to SMP – Diluted:
Continuing operations	$3.52	$2.41
Discontinued operations	(1.68)	(1.17)
Net earnings per common share	$1.84	$1.24
Consolidated net sales for 2025 were $1,791.2 million, an increase of $327.3 million, or 22.4% compared to net sales of $1,463.8 million in 2024. The increase in net sales in 2025 reflects the impact of multiple factors including:
•$269.6 million higher net sales in 2025 due to the inclusion of a full year performance of our new segment, Nissens Automotive which was acquired on November 1, 2024, as compared to two months in 2024,
•strong demand in our Temperature Control operating segment primarily reflecting the impact of growth in certain product categories and gains in market share,
•stable demand in our Vehicle Control aftermarket segment, offset by
•lower net sales in our Engineered Solutions operating segment as growth from business wins and successful cross-selling efforts offset lower demand due to cyclical softness across global end markets.
Gross margin as a percentage of net sales in 2025 was 31.2% as compared to 28.9% in 2024. Overall, the increase in gross margin as a percentage of sales in 2025 primarily reflects the inclusion of Nissens Automotive segment results for a full year, as compared to two months in 2024, which included more profitable periods within the seasonal calendar. In addition, we experienced the positive impact of higher sales volumes in our legacy segments lead to higher fixed manufacturing cost absorption, improved operating performance including the impact of cost control measures, and increased pricing primarily to incorporate higher tariffs on imports into the United States, which more than offset increases in certain materials and labor costs and a lag in the timing of updating pricing for the impact of higher tariffs. We anticipate that the ongoing benefits from our cost-savings initiatives and synergies with our newly acquired operating segment, Nissens Automotive, will mitigate continued pressure on margins. While our business in U.S. markets could be impacted by additional tariffs, we expect to mitigate the impact with a combination of price increases and cost reduction efforts.
Operating margin as a percentage of net sales in 2025 was 7.6% as compared to 5.5% in 2024. Overall the increase in operating margin as a percentage of sales primarily reflects the inclusion of Nissens Automotive segment results for a full year, as compared to two months in 2024, which resulted in improved gross margin, as well as lower acquisition related costs and restructuring expenses. Included in our operating margin were selling, general and administrative expenses of $420.7 million, or 23.5% of net sales in 2025 compared to $335.1 million, or 22.9% of net sales in 2024. The $85.6 million increase in selling, general and administrative expenses in 2025 is principally due to (i) $79.3 million in selling, general and administrative expenses for Nissens Automotive as the results reflect a full year of activity compared to two months from the close of the acquisition in 2024, (ii) higher distribution and freight expenses in our legacy business primarily due to higher sales and costs associated with the transition away from our Edwardsville, Kansas distribution center to our new

Index
distribution facility in Shawnee, Kansas, and (iii) increased general and administrative costs related to company-wide strategic initiatives, offset by (iv) lower costs associated with our acquisition of Nissens Automotive.
The global automotive aftermarket industry continues to be resilient with a growing number of older vehicles on the road. Our global automotive aftermarket business remains strong with demand for our products driven by the quality, brand recognition and high levels of customer service that we provide. We are optimistic about our business and are well positioned to capitalize on these favorable trends and the long-term growth potential in the coming years.
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

Index

Results of Operations
Sales. Consolidated net sales for 2025 were $1,791.2 million, an increase of $327.3 million, or 22.4%, compared to $1,463.8 million in 2024, with the majority of our net sales to customers located in the United States. Consolidated net sales increased in all of our automotive aftermarket operating segments when compared to the prior fiscal year.
The following table summarizes consolidated net sales by segment and by major product group within each segment (in thousands):

	Year Ended December 31,
	2025	2024
Vehicle Control
Engine Management (Ignition, Emissions and Fuel Delivery)	$486,203	$467,460
Electrical and Safety	241,938	229,361
Wire Sets and Other	57,251	65,739
Total Vehicle Control	785,392	762,560

Temperature Control
AC System Components	316,781	274,926
Other Thermal Components	109,586	105,162
Total Temperature Control	426,367	380,088

Nissens Automotive
Air Conditioning	126,727	9,214
Engine Cooling	126,389	19,287
Engine Efficiency	52,261	7,244
Total Nissens Automotive	305,377	35,745

Engineered Solutions
Light Vehicle	84,887	91,548
Commercial Vehicle	81,239	89,171
Construction/Agriculture	35,618	35,832
All Other	72,740	68,905
Total Engineered Solutions	274,484	285,456

Intersegment sales	(462)	—

Total	$1,791,158	$1,463,849
Vehicle Control’s net sales for 2025 increased $22.8 million, or 3%, to $785.4 million compared to $762.6 million in 2024. Increases in net sales within engine management and electrical safety product groups reflected strong demand from customers, and was tempered by the continued secular decline in sales of wire sets.
Temperature Control’s net sales for 2025 increased $46.3 million, or 12%, to $426.4 million compared to $380.1 million in 2024. The higher year-over-year Temperature Control net sales reflects continued very strong customer demand compared to the same period in 2024 benefiting from a longer peak season, growth in certain product categories and gains in market share as our existing customers continued to grow. Demand for our Temperature Control products may vary significantly with summer weather conditions and customer inventory levels.
Nissens Automotive's net sales for 2025 increased by $269.6 million from $35.7 million in 2024 to $305.4 million in 2025 due to a full year of sales activity as compared to two months from the acquisition date in 2024. Nissens Automotive's net sales exceeded our expectations in 2025 reflecting gains in market share. Demand for Nissens Automotive products follow a similar annual seasonal pattern as the Temperature Control segment, as demand for many products generally increases with warmer weather. We expect to benefit from revenue synergies resulting from the acquisition in 2026 and beyond.

Index
Engineered Solutions’ net sales for 2025 decreased $11.0 million, or 4%, to $274.5 million compared to $285.5 million in 2024. Overall, net sales in our Engineered Solutions operating segment declined year-over-year as growth from new business wins and successful cross-selling efforts, was more than offset by slower demand from existing customers. We are optimistic that demand will stabilize in 2026.
Gross Margins. Gross margins, as a percentage of consolidated net sales, increased to 31.2% for 2025, compared to 28.9% for 2024. The following table summarizes gross margins by segment (in thousands):

Year Ended December 31,	Vehicle Control	Temperature Control	Nissens Automotive	Engineered Solutions	Other	Total
2025
Net sales	$785,392	$426,367	$305,377	$274,484	$(462)	$1,791,158
Gross margins	247,105	144,821	120,430	47,052	—	559,408
Gross margin percentage	31.5%	34.0%	39.4%	17.1%	—	31.2%

2024
Net sales	$762,560	$380,088	$35,745	$285,456	$—	$1,463,849
Gross margins	244,085	117,792	11,525	49,919	—	423,321
Gross margin percentage	32.0%	31.0%	32.2%	17.5%	—	28.9%
Compared to 2024, gross margin percentage at our Temperature Control and Nissens Automotive operating segments increased by 3.0 percentage points from 31.0% to 34.0%, and 7.2% percentage points from 32.2% to 39.4%, respectively. Gross margin percentage at our Vehicle Control and Engineered Solutions operating segments decreased slightly by 0.5 percentage points from 32.0% to 31.5% and 0.4 percentage points from 17.5% to 17.1%, respectively.
The gross margin percentage in our Vehicle Control operating segment decreased slightly as higher sales volume and higher fixed cost absorption due to higher production levels than those achieved in 2024, was more than offset by the impact of passing higher tariffs on imports into the United States through to customers at cost.
The gross margin percentage increase in our Temperature Control operating segment reflected higher sales volume, higher customer pricing, improved operating performance from cost savings initiatives, lower seasonal returns and favorable fixed cost absorption due to higher production levels than those achieved in 2024.
The gross margin percentage at our Nissens Automotive operating segment reflects the inclusion of Nissens Automotive segment results for a full year, as compared to two months in 2024, which included more profitable periods within the seasonal calendar. Inventory fair value adjustments in 2025 of $4.6 million related to the application of accounting for business combinations were fully amortized by the end of the second quarter of 2025.
Despite lower net sales, the gross margin percentage in our Engineered Solutions operating segment remained close to flat as compared to 2024 due to a favorable customer sales mix, partially offset by costs associated with the discontinuation of a customer program.
While we anticipate continued margin pressure resulting from a competitive market environment, we believe that our cost savings and product rationalization initiatives should mitigate much of this impact to our gross margins as well as, revenue and cost synergies related to the continued integration of our new segment, Nissens Automotive. While our business in U.S. markets could be impacted by additional tariffs, we expect to mitigate the impact with a combination of price increases and cost reduction efforts.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $85.6 million to $420.7 million, or 23.5% of consolidated net sales in 2025, as compared to $335.1 million, or 22.9% of consolidated net sales in 2024. The $85.6 million increase in selling, general and administrative expenses in 2025 is principally due to (i) $79.3 million in selling, general and administrative expenses for Nissens Automotive as the results reflect a full year of activity compared to two months from the close of the acquisition in 2024, (ii) higher distribution and freight expenses in our legacy business primarily due to higher sales and costs associated with the transition away from our Edwardsville, Kansas distribution center to our new distribution facility in Shawnee, Kansas, and (iii) increased general and administrative costs related to company-wide strategic initiatives, offset by (iv) lower costs associated with our acquisition of Nissens Automotive.

Index
Restructuring Expenses. Restructuring expenses of $2.6 million in 2025, primarily consisted of costs to relocate machinery and equipment within the Cost Reduction Initiative initiated in 2022, as compared to $7.7 million in 2024 which primarily consisted of severance and other benefit enhancements within the Separation Program initiated in 2024. Additional restructuring expenses related to these programs are expected to be immaterial.
Operating Income. Operating income was $136.5 million, or 7.6%, of consolidated net sales in 2025, compared to $80.6 million, or 5.5%, of consolidated net sales in 2024. The year-over-year increase in operating income of $55.9 million primarily reflects the inclusion of Nissens Automotive segment results for a full year, as compared to two months in 2024, which resulted in improved gross margin, as well as lower acquisition related costs and restructuring expenses, offset by higher selling, general and administrative expenses.
Other Non-Operating Income, Net. Other non-operating income, net was $5.4 million in 2025, compared to $6.9 million in 2024. The year-over-year decrease in other non-operating income, net primarily results from less favorable impact of changes in foreign currency exchange rates and a decrease in year-over-year equity income from our joint ventures.
Interest Expense. Interest expense increased to $31.3 million in 2025, compared to $13.5 million in 2024. The year-over-year increase in interest expense reflects the impact of higher average outstanding balances due to borrowings under our 2024 Credit Agreement to fund our acquisition of Nissens Automotive in 2024, partly offset by slightly lower year-over-year average interest rates on our credit facilities, including the impact of our interest rate swap agreements.
Income Tax Provision. The income tax provision for 2025 was $30.6 million at an effective tax rate of 27.7%, compared to $19.4 million at an effective tax rate of 26.2% in 2024. The higher effective tax rate in 2025 compared to 2024 reflects an increase in earnings from international as compared to U.S. operations, and an increase in future tax liabilities associated with unrepatriated earnings from international operations.
Loss From Discontinued Operations. Loss from discontinued operations, net of income tax, reflects information contained in the actuarial studies performed as of August 31, 2025 and 2024, as well as other available information, and legal expenses and other costs associated with our asbestos-related liability. During the years ended December 31, 2025 and 2024, we recorded a net loss of $37.7 million and $26.1 million from discontinued operations, respectively. The loss from discontinued operations for the years ended December 31, 2025 and 2024 includes a $44.4 million and $29.3 million pre-tax provision, respectively, to increase our indemnity liability in line with the 2025 and 2024 actuarial studies, and legal and other miscellaneous expenses, before taxes, of $5.2 million and $4.8 million for 2025 and 2024, respectively. As discussed more fully in Note 23 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements in Item 8 of this Report, we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.
Net Earnings Attributable to Noncontrolling Interest. Net earnings attributable to noncontrolling interest relates to the minority shareholders’ interest in Trombetta Asia, Ltd., our 70% owned joint venture in Hong Kong, with operations in China and, in Foshan GWO YNG SMP Vehicle Climate Control & Cooling Products Co. Ltd., our 80% owned joint venture in China. Net earnings attributable to the noncontrolling interest were $0.9 million and $1.0 million during the years ended December 31, 2025 and 2024, respectively.
Restructuring Programs
For a detailed discussion on the restructuring and integration costs, see Note 3, “Restructuring Expenses,” of the Notes to Consolidated Financial Statements in Item 8 of this Report.

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

	December 31,
	2025	2024
Operating cash flows	$57,440	$76,693
Total debt	$618,715	$562,314
Cash and cash equivalents	72,031	44,426
Net debt	$546,684	$517,888
Remaining borrowing capacity	137,004	193,379
Total liquidity	$209,035	$237,805
Operating Activities. During 2025, cash provided by operating activities was $57.4 million as compared to cash provided by operating activities of $76.7 million in 2024.
Net earnings during 2025 were $42.2 million compared to $28.5 million in 2024. The decrease in cash provided by operating activities resulted primarily from an increase in inventories of $81.6 million compared to a increase of $36.9 million in the prior year, primarily due to higher net sales, additional tariff costs capitalized into inventory, preparation for and delivery timing of expected orders in early 2026. We continue to actively manage our working capital to maximize our operating cash flow.
Investing Activities. Cash used in investing activities was $35.7 million in 2025 as compared to $418.7 million in 2024. Investing activities during 2025 primarily consisted of capital expenditures of $38.7 million as compared to 2024 which primarily consisted of $372.5 million of cash paid for the acquisition of 100% of the shares of Nissens Automotive, net of cash acquired of $24.6 million, and capital expenditures of $44.0 million. The year-over-year decrease in capital expenditures primarily relates to lower spending as our new distribution facility in Shawnee, Kansas reaches completion.
We regularly review our plans for capital investment and believe we have sufficient liquidity to meet our needs.
Financing Activities. Cash used in financing activities was $0.3 million in 2025 as compared to cash provided by financing activities of $349.5 million in 2024. In September 2024, the Company refinanced its existing 2022 Credit Agreement with a new five-year Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders (“2024 Credit Agreement”). Borrowings under the 2024 Credit Agreement were used to repay all outstanding borrowings under the 2022 Credit Agreement and to finance the Company's acquisition of Nissens Automotive and related transaction costs, and will be used for general corporate purposes of the Company and its subsidiaries.

During 2025, we paid dividends to SMP shareholders of $27.3 million funded with net borrowings under our 2024 Credit Agreement and cash provided by our operating activities.
During 2024, we increased our borrowings by $392.0 million under our 2024 Credit Agreement; and paid dividends of $25.3 million and $2.3 million to SMP shareholders and shareholders of our noncontrolling interests, respectively. Cash provided by our operating activities in 2024 was used to reduce our borrowings under our 2022 Credit Agreement, fund our investing activities and pay dividends.
Quarterly dividends were paid at a rate of $0.31 in 2025 and $0.29 in 2024.
Liquidity
Our primary sources of funds are ongoing net cash flows from operating activities and availability under our 2024 Credit Agreement (as detailed below).

Index
In May 2024 and July 2024, the Company amended it's then-existing Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders ("2022 Credit Agreement"), to transition from the Canadian Dollar Offered Rate to the Canadian Overnight Repo Rate Average for benchmark borrowings denominated in Canadian dollars and to provide for a new $125 million term loan and the use of funds available under the revolving credit facility to finance the acquisition of Nissens Automotive and related transaction costs. For additional information on our agreement to acquire Nissens Automotive see Note 2, “Business Combinations,” in the Notes to Consolidated Financial Statements in Item 8 of this Report.
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
Outstanding borrowings, net of unamortized deferred financing costs, and letters of credit under the 2024 Credit Agreement consist of the following (in millions):

	December 31, 2025	December 31, 2024
Current maturities of debt	$45.3	$25.2
Long-term debt	552.8	520.1
Total outstanding borrowings	$598.1	$545.4

Letters of credit	$4.6	$2.5

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

Index

The weighted average interest rate on borrowings under the 2024 Credit Agreement, adjusted for the impact of interest rate swap agreements, was 4.8% and 5.6% at December 31, 2025 and 2024, respectively. Interest rates primarily consist of Term SOFR for borrowings in U.S. dollars and the Euro Interbank Offered Rate ("EURIBOR") for borrowings in euros. The average daily alternative base rate swingline loan balance was $1.5 million and $0.7 million during the years ended December 31, 2025 and 2024, respectively.

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
In 2023, our Polish subsidiary, SMP Poland sp. z.o.o., amended its overdraft facility with HSBC Continental Europe (Spolka Akcyjna) Oddzial w Polsce to provide for borrowings of up to Polish zloty 30 million (approximately $8.3 million) if borrowings are solely in Polish zloty, or up to 85% of the Polish zloty 30 million limit (approximately $7.1 million) if borrowings are in euros and/or U.S. dollars. The overdraft facility automatically renews every three months until June 2027, subject to cancellation by either party, at its sole discretion, at least 30 days prior to the commencement of the three-month renewal period. Borrowings under the amended overdraft facility bear interest at a rate equal to (i) the one month Warsaw Interbank Offered Rate (“WIBOR”) + 1.0% for borrowings in Polish zloty, (ii) the one month EURIBOR + 1.0% for borrowings in Euros, and (iii) the Mid-Point of the Fed Target Range + 1.25% for borrowings in U.S dollars. Borrowings under the overdraft facility are guaranteed by Standard Motor Products, Inc., the ultimate parent company. There were $3.6 million borrowings outstanding under the overdraft facility at December 31, 2025 and none at December 31, 2024.
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
Pursuant to these agreements, we sold $978.6 million and $884.7 million of receivables for the years ended December 31, 2025 and 2024, respectively. Receivables presented at financial institutions and not yet collected as of December 31, 2025 and December 31, 2024 were approximately $1.3 million and $5.8 million, respectively, and remained in our accounts receivable balance for those periods. All receivables sold were reflected as a reduction of accounts receivable in the consolidated balance sheet at the time of sale. A charge in the amount of $45.3 million, $48.5 million and $46 million related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023, respectively.
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
In 2022, our Board of Directors authorized the purchase of up to $30 million of our common stock under a stock repurchase program. Stock will be purchased under the program from time to time, in the open market or through private transactions, as market conditions warrant. To date, there have been 321,229 shares purchased for a total cost of $10.4 million, all of which occurred in 2024. There were no purchases of our common stock in 2025.
Material Cash Commitments
Material cash commitments as of December 31, 2025 consist of required cash payments to service our outstanding borrowings of $598.1 million under our 2024 Credit Agreement with JPMorgan Chase Bank, N.A., as agent and the future minimum cash requirements of $138.4 million through 2034 under operating leases. All of our other cash commitments as of December 31, 2025 are not material. For additional information related to our material cash commitments, see Note 7, “Leases,” and Note 11, “Credit Facilities and Long-Term Debt,” of the Notes to Consolidated Financial Statements in Item 8 of this Report.

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
Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. The primary drivers that generate goodwill are the value of synergies between the acquired entities and the company and the acquired assembled workforce, neither of which qualifies as a separately identifiable intangible asset. Goodwill and certain other intangible assets having indefinite lives are not amortized to earnings, but instead are subject to periodic testing for impairment. Intangible assets determined to have definite lives are amortized over their remaining useful lives generally on a straight-line basis. We believe that the fair value of acquired identifiable net assets, including intangible assets, are based upon reasonable estimates and assumptions.
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

Index
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
Exchange Rate Risk
We have exchange rate exposure, primarily, with respect to the Canadian dollar, the euro, the British pound, the Polish zloty, the Hungarian forint, the Mexican peso, the Danish kroner, the Taiwan dollar, the Chinese yuan renminbi and the Hong Kong dollar. As of December 31, 2025 and December 31, 2024, our monetary assets and liabilities which are subject to this exposure are immaterial, therefore, the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the incremental effect of such a change on our foreign currency denominated revenues.
Interest Rate Risk
We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To reduce our market risk for changes in interest rates on our variable rate borrowings, and to manage a portion of our exposure to changes in interest rates, we occasionally enter into interest rate swap agreements.
Interest rate swap agreements designated as cash flow hedges of interest payments mature in May 2029 and March 2030. Under the terms of the interest rate swap agreements, we will receive monthly variable interest payments based on one month Term SOFR and one month EURIBOR, respectively, and will pay interest based on a fixed rate of 2.683% per annum and 2.11% per annum, respectively.
As of December 31, 2025, we had approximately $598.1 million of outstanding borrowings under our 2024 Credit Agreement, net of deferred financing costs, of which approximately $386.4 million bears interest at variable rates of interest and $211.7 million bears interest at fixed rates, after consideration of the interest rate swap agreements entered into in June 2022 and October 2024. Additionally, we invest our excess cash in highly liquid short-term investments. Based upon our current level of borrowings under our 2024 Credit Agreement and our excess cash, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate may have an approximate $5.3 million annualized negative impact on our earnings or cash flows.
In addition, we are party to several supply chain financing arrangements, in which we may sell certain of our customers’ trade accounts receivable to such customers’ financial institutions. We sell our undivided interests in certain of these receivables at our discretion when we determine that the cost of these arrangements is less than the cost of servicing our receivables with existing debt. During the year ended December 31, 2025, we sold $978.6 million of receivables. Depending upon the level of sales of receivables pursuant these agreements, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the margin rate may have an approximate $9.8 million negative impact on our earnings or cash flows. The charge related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations.

Index
ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Standard Motor Products, Inc. and Subsidiaries:
Opinion on Internal Control Over Financial Reporting
We have audited Standard Motor Products, Inc. and Subsidiaries (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statement of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement Schedule II, Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated February 26, 2026 expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to ineffective IT general controls, arising from the unavailability of information to track and monitor administrative user activity has been identified and included in management’s assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
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
February 26, 2026

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Standard Motor Products, Inc. and Subsidiaries:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Standard Motor Products, Inc. and Subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement Schedule II Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2026 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Asbestos liability and litigation
As discussed in Notes 1 and 23 to the consolidated financial statements, the Company is involved in asbestos litigation and has a potential asbestos liability. As of December 31, 2025, the accrued asbestos liability was $125.1 million. The Company’s asbestos liability represents the low end of the actuarially determined range of the undiscounted liability for settlement payments and awards of asbestos-related damages, excluding legal costs and any potential recovery from insurance carriers.
We identified the assessment of the asbestos liability recorded as a critical audit matter. This required subjective auditor judgment, due to the nature of the estimate and assumptions, including the applicability of those assumptions to the current

Index
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
New York, New York
February 26, 2026

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except share and per share data)	2025	2024	2023

Net sales	$1,791,158	$1,463,849	$1,358,272
Cost of sales	1,231,750	1,040,528	969,446
Gross profit	559,408	423,321	388,826
Selling, general and administrative expenses	420,659	335,104	293,583
Restructuring expenses	2,580	7,668	2,642
Other income, net	338	75	76
Operating income	136,507	80,624	92,677
Other non-operating income, net	5,355	6,877	2,326
Interest expense	31,339	13,512	13,287
Earnings from continuing operations before income taxes	110,523	73,989	81,716
Provision for income taxes	30,617	19,385	18,368
Earnings from continuing operations	79,906	54,604	63,348
Loss from discontinued operations, net of income tax benefit of $13,245, $9,180 and $10,188	(37,698)	(26,128)	(28,996)
Net earnings	42,208	28,476	34,352
Net earnings attributable to noncontrolling interest	873	976	204
Net earnings attributable to SMP (a)	$41,335	$27,500	$34,148

Net earnings (loss) attributable to SMP
Continuing operations	79,033	53,628	63,144
Discontinued operations	(37,698)	(26,128)	(28,996)
Net earnings attributable to SMP	$41,335	$27,500	$34,148

Per common share data
Basic:
Continuing operations	$3.59	$2.46	$2.91
Discontinued operations	(1.71)	(1.20)	(1.34)
Net earnings attributable to SMP per common share	$1.88	$1.26	$1.57

Diluted:
Continuing operations	$3.52	$2.41	$2.85
Discontinued operations	(1.68)	(1.17)	(1.31)
Net earnings attributable to SMP per common share	$1.84	$1.24	$1.54

Dividends declared per common share	$1.24	$1.16	$1.16

Weighted average number of common shares, basic	21,986,301	21,801,141	21,716,177
Weighted average number of common shares, diluted	22,483,591	22,237,060	22,161,341
(a)Throughout this Form 10-K, “SMP” refers to Standard Motor Products, Inc. and subsidiaries.
See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In thousands)	2025	2024	2023

Net earnings	$42,208	$28,476	$34,352
Other comprehensive income (loss), net of tax:
Foreign currency translation	45,838	(20,973)	7,447
Cash flow hedges	(2,001)	1,025	(924)
Postretirement benefit plans	(10)	(11)	(13)
Total other comprehensive income (loss), net of tax	43,827	(19,959)	6,510
Total comprehensive income	86,035	8,517	40,862
Comprehensive income (loss) attributable to noncontrolling interest, net of tax:
Net earnings	873	976	204
Foreign currency translation	138	(101)	14
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	1,011	875	218
Comprehensive income attributable to SMP	$85,024	$7,642	$40,644
See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share and per share data)	2025	2024
ASSETS
CURRENT ASSETS:
Cash	$72,031	$44,426
Accounts receivable, less allowances for discounts and expected credit losses of $10,043 and $5,472 in 2025 and 2024, respectively	232,020	210,719
Inventories	712,151	624,913
Unreturned customer inventories	15,771	16,163
Prepaid expenses and other current assets	18,477	25,703
Total current assets	1,050,450	921,924

Property, plant and equipment, net	188,562	168,735
Operating lease right-of-use assets	105,178	109,899
Goodwill	256,159	241,418
Customer relationships intangibles, net	212,056	210,430
Other intangibles, net	99,102	90,540
Deferred income taxes	25,384	13,199
Investments in unconsolidated affiliates	26,310	24,842
Other assets	32,040	33,139
Total assets	$1,995,241	$1,814,126
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of revolving credit facility	$30,000	$10,800
Current portion of term loan and other debt	21,988	16,317
Accounts payable	169,089	148,009
Sundry payables and accrued expenses	79,526	84,936
Accrued customer returns	49,554	46,471
Accrued core liability	12,528	12,807
Accrued rebates	84,494	76,168
Payroll and commissions	46,135	40,964
Total current liabilities	493,314	436,472

Long-term debt	566,727	535,197
Noncurrent operating lease liabilities	93,381	98,214
Accrued asbestos liabilities	112,625	84,568
Other accrued liabilities	30,932	29,593
Total liabilities	1,296,979	1,184,044
Commitments and contingencies
Stockholders’ equity:
Common Stock - par value $2.00 per share (Authorized 30,000,000 shares; issued 23,936,036 shares)	47,872	47,872
Capital in excess of par value	99,005	100,135
Retained earnings	589,448	575,385
Accumulated other comprehensive income	17,857	(25,832)
Treasury stock - at cost (1,790,097 shares and 2,077,877 shares in 2025 and 2024, respectively)	(70,483)	(81,815)
Total SMP stockholders’ equity	683,699	615,745
Noncontrolling interest	14,563	14,337
Total stockholders’ equity	698,262	630,082
Total liabilities and stockholders’ equity	$1,995,241	$1,814,126
See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$42,208	$28,476	$34,352
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	43,848	31,413	29,022
Amortization of deferred financing cost	1,216	1,911	491
Increase to allowance for expected credit losses	4,642	732	2,943
Increase to inventory reserves	9,850	4,155	3,068
Equity income from joint ventures	(3,556)	(4,274)	(2,070)
Employee stock ownership plan allocation	2,700	2,787	2,966
Stock-based compensation	7,502	6,127	6,598
Increase in deferred income taxes	(11,843)	(9,996)	(6,952)
Increase in tax valuation allowance	2,420	770	674
Other non-cash items	1,987	—	—
Loss on discontinued operations, net of tax	37,698	26,128	28,996
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(16,767)	(8,753)	7,965
(Increase) decrease in inventories	(81,629)	(36,883)	29,494
(Increase) decrease in prepaid expenses and other current assets	6,655	856	(70)
Increase in accounts payable	14,601	8,166	19,645
Increase (decrease) in sundry payables and accrued expenses	(6,110)	24,170	(4,284)
Net changes in other assets and liabilities	2,018	908	(8,578)
Net cash provided by operating activities	57,440	76,693	144,260

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of businesses, net of cash acquired	—	(372,491)	—
Step acquisition of affiliate	—	—	(3,954)
Cash acquired in step acquisition	—	—	6,779
Capital expenditures	(38,724)	(44,018)	(28,633)
Other investing activities	3,060	(2,174)	108
Net cash used in investing activities	(35,664)	(418,683)	(25,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under term loans	—	211,457	—
Repayments of term loans	(15,755)	(93)	(5,000)
Net borrowings (repayments) under revolving credit facilities	41,910	180,671	(78,500)
Net borrowings (repayments) of other debt and lease obligations	1,570	595	(58)
Purchase of treasury stock	—	(10,428)	—
Payments of debt issuance costs	—	(5,133)	—
Increase (decrease) in overdraft balances	63	166	(189)
Dividends paid	(27,272)	(25,341)	(25,164)
Dividends paid to noncontrolling interest	(785)	(2,347)	(700)
Net cash provided by (used in) financing activities	(269)	349,547	(109,611)
Effect of exchange rate changes on cash	6,098	4,343	2,427
Net increase in cash and cash equivalents	27,605	11,900	11,376
CASH AND CASH EQUIVALENTS at beginning of year	44,426	32,526	21,150
CASH AND CASH EQUIVALENTS at end of year	$72,031	$44,426	$32,526

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$32,728	$14,044	$14,597
See accompanying notes to consolidated financial statements.

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2025, 2024 and 2023

(In thousands)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total SMP	Non- controlling Interest	Total
Balance at December 31, 2022	$47,872	$105,615	$564,242	$(12,470)	$(95,239)	$610,020	$11,018	$621,038
Noncontrolling interest in step acquisition	—	—	—	—	—	—	5,273	5,273
Net earnings	—	—	34,148	—	—	34,148	204	34,352
Other comprehensive income, net of tax	—	—	—	6,496	—	6,496	14	6,510
Cash dividends paid	—	—	(25,164)	—	—	(25,164)	—	(25,164)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(700)	(700)
Stock-based compensation	—	(3,880)	—	—	10,478	6,598	—	6,598
Employee Stock Ownership Plan	—	16	—	—	2,950	2,966	—	2,966
Balance at December 31, 2023	47,872	101,751	573,226	(5,974)	(81,811)	635,064	15,809	650,873
Net earnings	—	—	27,500	—	—	27,500	976	28,476
Other comprehensive loss, net of tax	—	—	—	(19,858)	—	(19,858)	(101)	(19,959)
Cash dividends paid	—	—	(25,341)	—	—	(25,341)	—	(25,341)
Purchase of treasury stock	—	—	—	—	(10,428)	(10,428)	—	(10,428)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(2,347)	(2,347)
Stock-based compensation	—	(1,619)	—	—	7,640	6,021	—	6,021
Employee Stock Ownership Plan	—	3	—	—	2,784	2,787	—	2,787
Balance at December 31, 2024	47,872	100,135	575,385	(25,832)	(81,815)	615,745	14,337	630,082
Net earnings	—	—	41,335	—	—	41,335	873	42,208
Other comprehensive income, net of tax	—	—	—	43,689	—	43,689	138	43,827
Cash dividends paid	—	—	(27,272)	—	—	(27,272)	—	(27,272)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(785)	(785)
Stock-based compensation	—	(393)	—	—	7,895	7,502	—	7,502
Employee Stock Ownership Plan	—	(737)	—	—	3,437	2,700	—	2,700
Balance at December 31, 2025	$47,872	$99,005	$589,448	$17,857	$(70,483)	$683,699	$14,563	$698,262
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
Our business is organized in four reportable segments (also referred to as operating segments), comprising of three reportable segments, Vehicle Control, Temperature Control and Nissens Automotive, that sell products in the automotive aftermarket, while our fourth reportable segment, Engineered Solutions offers a broad array of conventional and future-oriented technologies in markets for commercial and light vehicles, construction, agriculture, power sports, marine, hydraulics and lawn and garden. We sell our products primarily to retailers, warehouse distributors, original equipment manufacturers and original equipment service part operations in the United States, Canada, Europe, Asia, Mexico and other Latin American countries.
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
Reclassification
Certain prior period amounts in the accompanying consolidated financial statements and related notes have been reclassified to conform to the 2025 presentation.
Use of Estimates
The preparation of consolidated annual and quarterly financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of our consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. We have made a number of estimates and assumptions in the preparation of these consolidated financial statements. We can give no assurance that actual results will not differ from those estimates. Although we do not believe that there is a reasonable likelihood that there will be a material change in the future estimates, or in the assumptions that we use in calculating the estimates, the uncertain future effects, if any, of disruptions in the supply chain caused by geo-political risks, future increases in interest rates, tariffs, inflation, macroeconomic uncertainty, and other unforeseen changes in the industry, or business, could materially impact the estimates, and may have a material adverse effect on our business, financial condition and results of operations. Some of the more significant estimates include allowances for expected credit losses, cash discounts, valuation of inventory, valuation of long-lived assets, goodwill and other intangible assets, depreciation and amortization of long-lived assets, product liability exposures, asbestos, environmental and litigation matters, valuation of deferred tax assets, share based compensation and sales returns and other allowances.
Cash and Cash Equivalents
We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Substantially all of the cash and cash equivalents, including foreign cash balances, at December 31, 2025 and 2024 were uninsured. Foreign cash balances at December 31, 2025 and 2024 were $70.1 million and $42.5 million, respectively.
Allowance for Expected Credit Losses and Cash Discounts
Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. These allowances are established based on a combination of write-off history, supportable forecasts of future economic conditions, aging analysis, and specific account evaluations. When a receivable balance is known to be uncollectible, it is

Index     STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
written off against the allowance for expected credit losses. Cash discounts are provided based on an overall average experience rate applied to qualifying accounts receivable balances.
Inventories
Inventories are valued at the lower of cost and net realizable value. Cost is determined on the first-in first-out basis. Where appropriate, standard cost systems are utilized for purposes of determining cost; the standards are adjusted as necessary to ensure they approximate actual costs.. Estimates of lower of cost and net realizable value of inventory are determined by comparing the actual cost of the product to the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation of the inventory.
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
Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. The primary drivers that generate goodwill are the value of synergies between the acquired entities and the company and the acquired assembled workforce, neither of which qualifies as a separately identifiable intangible asset. Goodwill and certain other intangible assets having indefinite lives are not amortized to earnings, but instead are subject to periodic testing for impairment. Intangible assets determined to have definite lives are amortized over their remaining useful lives generally on a straight-line basis. We believe that the fair value of acquired identifiable net assets, including intangible assets, are based upon reasonable estimates and assumptions.
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
Revenue Recognition
We derive our revenue primarily from automotive aftermarket sales in our Vehicle Control, Temperature Control and Nissens Automotive segments, and non-aftermarket sales in our Engineered Solutions Segment. We recognize revenues when our performance obligation has been satisfied and the control of products has been transferred to a customer which typically occurs upon shipment. Revenue is measured as the amount of consideration we expect to receive in exchange for the transfer of goods or provision of services. The amount of consideration we receive and revenue we recognize depends on the marketing incentives, product warranty and overstock returns we offer to our customers. For certain of our sales of remanufactured products, we also charge our customers a deposit for the return of a used core component which we can use in our future remanufacturing activities. Such deposit is not recognized as revenue at the time of the sale but rather carried as a core liability. At the same time, we estimate the core components expected to be returned from the customer and record the estimated return as unreturned customer inventory. The liability is extinguished when a core component is actually returned to us, or at period end when we estimate and recognize revenue for the core deposits not expected to be returned. We estimate and record provisions for cash discounts, quantity rebates, sales returns and warranties in the period the sale is recorded, based upon our prior experience and current trends. Significant management judgments and estimates are made in estimating sales returns and allowances relating to revenue recognized in any accounting period.
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

Index     STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
With respect to accounts receivable, such receivables are primarily from warehouse distributors and major retailers in the automotive aftermarket industry located in the U.S. We perform ongoing credit evaluations of our customers’ financial conditions and we obtain credit insurance on accounts receivable from certain customers primarily based in Europe.
In 2025, three customers each accounted for more than 10% of our consolidated net sales at 25.2%, 18.6% and 10.5%, respectively. Net sales from each of the customers were reported in our Vehicle Control and Temperature Control operating segments. The loss of one or more of these customers or, a significant reduction in purchases of our products from any one of them, could have a materially adverse impact on our business, financial condition and results of operations. In addition, any consolidation among our key customers may further increase our customer concentration risk.
Recently Adopted Accounting Pronouncements
Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 270): Improvements to Income Tax Disclosures. This accounting standards update improves transparency and decision making usefulness of income tax disclosures primarily with the expansion of the:
a.annual income effective tax rate reconciliation to include disclosure of (i) eight specific categories of rate reconciling items; (ii) additional information for reconciling items that meet or exceed a quantitative threshold; and (iii) expand the required disclosures to include reconciling percentages as well as reported amounts; and
b.annual disclosures of income taxes paid to include the disaggregation by federal, state and foreign jurisdictions.
The ASU is effective for annual reporting periods beginning after December 15, 2024, and as such we have expanded our disclosures in Note 19, "Income Taxes" of the notes to our consolidated financial statements with full retrospective application to all prior periods presented.
Segment Reporting
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
Standards that are not yet adopted as of December 31, 2025
Disaggregation of Income Statement Expenses
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
Hedge Accounting Improvements
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which introduces five targeted improvements to better align hedge accounting with the economics of entities’ risk management activities. The update will be effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted. We do not expect this update to have a material effect on our consolidated financial statements and related disclosures.
We have reviewed all other recently issued accounting pronouncements and concluded they were either not applicable or not expected to have a material impact on the Company’s consolidated financial statements.

Index     STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
United States Tax Law
In July 2025, the President signed into law budget reconciliation bill H.R.1, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) introducing tax reform measures that included changes to tax deductions for businesses, international tax rules, and foreign tax credit limitations that become effective in 2025 and 2026. As of enactment, these changes did not materially affect our deferred tax assets and liabilities or related valuation allowances. The impact on our income tax expense, effective income tax rate and cash tax payments for the year ended December 31, 2025 was not material. We will continue to evaluate the full impact of the legislation as additional guidance becomes available.
2. Business Combinations
Acquisition of Nissens Automotive
On November 1, 2024, we acquired all the issued and outstanding shares of European automotive aftermarket parts supplier, AX V Nissens III ApS (now known as SMP Nissens III ApS) and its direct and indirect subsidiaries (“Nissens Automotive”) for €366.8 million (approximately $397.1 million), the purchase price consideration, from Nordic private equity firm, Axcel V K/S, and the Nissen family. The acquired Nissens Automotive business was paid for with cash funded by borrowing from our revolving credit facility and term loans, under the 2024 Credit Agreement. The acquisition of Nissens Automotive, a leading European supplier of thermal management and engine efficiency products for the automotive aftermarket, aligns with our strategy to become an aftermarket leader in North America and Europe across our key product categories. Through this acquisition, we will take advantage of collaboration for growth through cross-selling opportunities as well as bi-directional synergies with significant savings potential. The acquired Nissens Automotive business is a reportable operating segment.
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
In addition to the consideration transferred to complete the transaction, we incurred closing and other acquisition related costs of $0.5 million and $8 million recorded as selling, general and administrative costs within the statement of operations during the years ended December 31, 2025 and 2024, respectively.

Index     STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the allocation of the acquisition purchase consideration to the identifiable assets acquired and liabilities assumed based on their fair values (in thousands):

Total purchase consideration⁽ᵃ⁾		$397,111

Cash and cash equivalents	24,620
Accounts receivable	48,460
Inventories	88,337
Unreturned customer inventories	1,820
Prepaid expenses and other current assets	1,033
Property, plant and equipment	29,048
Operating lease right-of-use assets	8,625
Customer relationships intangibles⁽ᶜ⁾	150,400
Other intangibles⁽ᶜ⁾	78,871
Other assets	407
Total assets acquired	431,621
Current portion of term loan and other debt	1,749
Accounts payable	34,568
Sundry payables and accrued expenses	19,836
Accrued customer returns	3,360
Accrued rebates	24,732
Payroll and commissions	3,294
Long-term debt	14,423
Noncurrent operating lease liabilities	5,501
Other accrued liabilities	1,371
Deferred tax liabilities	37,870
Total liabilities assumed	146,704
Net assets acquired		284,917
Goodwill⁽ᵇ⁾		$112,194
(a) Total purchase consideration consists of cash only.
(b) Goodwill is deductible for tax purposes
(c) Intangible assets comprise of capitalized computer software of $2.2 million and the following (in thousands):

	Gross Carrying Amount	Weighted-Average Useful Life (in Years)
Customer relationships	$150,400	16
Trade names - Nissens and AVA	75,600	Indefinite
Trade names - Highway	1,100	15
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
3. Restructuring Expenses
Separation Program
In 2024 we offered a voluntary retirement incentive package of severance and other benefit enhancements to eligible employees in the United States and Canada as part of our commitment to optimizing our cost structure and providing professional development opportunities to our employees. Later in 2024 we expanded the program to include involuntary separations. The voluntary offer period ended on June 14, 2024. Costs primarily comprise of compensation expense and enhanced medical benefits, and are charged to restructuring and integration expenses in our statement of operations as a one-time termination benefit. Voluntary retirement incentive costs were recognized when the employee accepted the offer or are being recognized over their remaining period of service based on the agreed retirement date. Involuntary separation costs were recognized when the respective criteria were met and expenses were recorded either during the third quarter of 2024 or over the remaining service period for the affected employees. We anticipate that the program will be substantially complete by the end of 2027. Additional restructuring costs related to the initiative are expected to be immaterial. The total restructuring expenses recorded to date are $7.7 million.
Activity related to the separation program workforce reduction consists of the following (in thousands):

Exit activity liability at December 31, 2023	$—
Restructuring expenses:
Amounts provided for during 2024 ⁽ᵃ⁾	7,116
Cash payments	(2,485)
Stock-based compensation	150
Foreign currency translation	(5)
Exit activity liability at December 31, 2024	$4,776
Restructuring expenses:
Amounts provided for during 2025 ⁽ᵇ⁾	586
Cash payments	(4,796)
Foreign currency translation	7
Exit activity liability at December 31, 2025	$573
(a) Consists of $3.8 million in our Vehicle Control segment, $0.8 million in our Temperature Control segment, $0.8 million in our Engineered Solutions segment, and $1.7 million of unallocated corporate expenses.
(b) Consists of $0.4 million in our Vehicle Control segment and $0.2 million in our Temperature Control segment.

Index     STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Cost Reduction Initiative
In 2022, to further our ongoing efforts to improve operating efficiencies and reduce costs, we announced plans for a reduction in our sales force, and initiated plans to relocate certain product lines from our Independence, Kansas manufacturing facility and from our St. Thomas, Canada manufacturing facility to our manufacturing facilities in Reynosa, Mexico. In 2025, we extended the program for plans to relocate additional product lines from certain plants in the United States and Canada to our existing manufacturing facilities in Mexico. We anticipate that the initiative will be substantially completed by the end of 2026. Additional restructuring costs related to the initiative are expected to be immaterial. The total restructuring expenses recorded to date are $6.6 million.
Activity related to the cost reduction initiative consists of the following (in thousands):

	Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2023	$1,729	$—	$1,729
Restructuring expenses:
Amounts provided for during 2024(a)	163	389	552
Cash payments	(1,632)	(389)	(2,021)
Foreign currency translation	(28)	—	(28)
Exit activity liability at December 31, 2024	$232	$—	$232
Restructuring expenses:
Amounts provided for during 2025(b)	396	1,598	1,994
Cash payments	(422)	(1,598)	(2,020)
Exit activity liability at December 31, 2025	$206	$—	$206
(a) Consists of $0.4 million in our Vehicle Control segment, $0.1 million in our Temperature Control segment and an immaterial amount in our Engineered Solutions segment
(b) Consists of $1.9 million in our Vehicle Control segment and $0.1 million in our Engineered Solutions segment.
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
Pursuant to these agreements, we sold $978.6 million and $884.7 million of receivables for the years ended December 31, 2025 and 2024, respectively. Receivables presented at financial institutions and not yet collected as of December 31, 2025 and December 31, 2024 were approximately $1.3 million and $5.8 million, respectively, and remained in our accounts receivable balance for those periods. All receivables sold were reflected as a reduction of accounts receivable in the consolidated balance sheet at the time of sale. A charge in the amount of $45.3 million, $48.5 million and $46 million related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023, respectively.
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

Index     STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. Inventories

	December 31,
(in thousands)	2025	2024
Finished goods	$458,420	$394,852
Work-in-process	23,190	22,053
Raw materials	230,541	208,008
Subtotal	712,151	624,913
Unreturned customer inventories	15,771	16,163
Total inventories	$727,922	$641,076
6. Property, Plant and Equipment

		December 31,
(In thousands)	Estimated Useful Life (in years)	2025	2024
Land		$8,433	$7,724
Buildings and improvements	10 to 33.5	67,702	60,632
Machinery and equipment	5 to 12	216,375	186,902
Tools, dies and auxiliary equipment	3 to 8	88,018	78,934
Furniture and fixtures	3 to 12	39,449	37,400
Leasehold improvements(a)		24,485	18,991
Construction-in-progress		44,383	51,416
Total property, plant and equipment		488,845	441,999
Less accumulated depreciation		300,283	273,264
Total property, plant and equipment, net		$188,562	$168,735
(a) Leasehold improvements are depreciated over the shorter of the estimated useful life or the term of the lease. Costs related to maintenance and repairs which do not prolong the assets useful lives are expensed as incurred.
Property, plant and equipment are recorded at historical cost and are depreciated using the straight-line method of depreciation over the estimated useful lives. Depreciation expense was $24.3 million in 2025, $20.6 million in 2024 and $19.7 million in 2023.
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

Index     STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables provide quantitative disclosures related to our operating leases and includes all operating leases acquired from the date of the acquisition (in thousands, except where otherwise indicated):

	Year Ended December 31,
Balance Sheet Information	2025	2024
Assets
Operating lease right-of-use assets	$105,178	$109,899

Liabilities
Sundry payables and accrued expenses	$21,990	$19,992
Noncurrent operating lease liabilities	93,381	98,214
Total operating lease liabilities	$115,371	$118,206

Weighted Average Remaining Lease Term	6.9 years	7.7 years
Weighted Average Discount Rate	5.1%	5.0%

	Year Ended December 31,
	2025	2024
Lease Expense
Operating lease expense	$24,701	$19,993
Variable and other lease expense(a)	7,240	3,907
Total lease costs	$31,941	$23,900
(a) Relates to non-lease components such as maintenance, property taxes, etc., and operating lease expense for leases with an initial term of 12 months or less which are not material.

	Year Ended December 31,
	2025	2024
Supplemental Cash Flow Information
Cash paid for the amounts included in the measurement of lease liabilities	$22,719	$18,365
Right-of-use assets obtained in exchange for new lease obligations(a)	$11,141	$17,873
(a) The year ended December 31, 2025 primarily includes $5.7 million of right-of-use assets related to the lease modification and extension for our manufacturing facility in Reynosa, Mexico and $2.8 million of right-of-use assets related to our new warehouse in Niopolomice, Poland. The year ended December 31, 2024 primarily includes $4.7 million of right-of-use assets related to the lease modification and extension for our manufacturing facility in Bialystok, Poland and $10.8 million of right-of-use assets related to the new lease agreement for our manufacturing facility in Reynosa, Mexico.
Minimum Lease Payments
At December 31, 2025, we are obligated to make the following minimum operating lease payments through 2034 (in thousands):

2026	$22,830
2027	20,316
2028	16,937
2029	15,887
2030	16,539
Thereafter	45,885
Total lease payments	138,394
Less: Interest	(23,023)
Present value of lease liabilities	$115,371

Index     STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. Goodwill and Other Intangible Assets
We completed our annual impairment test of goodwill and indefinite-lived intangible assets as of December 31, 2025. As allowed under the guidance, we elected to perform quantitative impairment tests of goodwill related to our Nissens Automotive and Engineered Solutions operating segments and our Nissens tradename of December 31, 2025. We performed qualitative impairment assessments for goodwill related to all our other operating segments and other intangible assets and concluded that it was not more likely than not that the fair value of any of our reporting units was less than carrying value, therefore no quantitative impairment tests were required. Based on the results of the tests, there was no goodwill impairment as of December 31, 2025.
While we concluded that we did not have a goodwill impairment charge as of December 31, 2025, and we do not believe that future impairments are probable, we will need to maintain the current ongoing performance levels at each of our reporting units in future periods to sustain their goodwill and indefinite-lived intangible assets carrying values.
Goodwill
Changes in the carrying values of goodwill by reporting unit during the years ended December 31, 2025 and 2024 are as follows (in thousands):

	Vehicle Control ⁽ᵃ⁾	Temperature Control	Engineered Solutions	Nissens Automotive	Total
Goodwill as of December 31, 2023	$90,806	$12,730	$31,193	$—	$134,729
Acquisition of Nissens Automotive	—	—	—	112,194	112,194
Foreign currency translation	(384)	(62)	(144)	(4,915)	(5,505)
Goodwill as of December 31, 2024	90,422	12,668	31,049	107,279	241,418
Foreign currency translation	630	109	234	13,768	14,741
Goodwill as of December 31, 2025	$91,052	$12,777	$31,283	$121,047	$256,159
(a) Goodwill balance is net of accumulated impairment losses of $38.5 million for December 31, 2025, 2024 and 2023.
Acquired Intangible Assets
Acquired identifiable intangible assets consist of (in thousands):

	December 31,
	2025			2024
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$323,312	$(111,256)	$212,056	$303,547	$(93,117)	$210,430
Trademarks and trade names⁽ᵃ⁾	91,666	(5,284)	86,382	82,220	(4,995)	77,225
Patents and developed technology	14,123	(4,816)	9,307	14,123	(3,924)	10,199
Other	4,280	(4,280)	—	4,268	(4,268)	—
Total	$433,381	$(125,636)	$307,745	$404,158	$(106,304)	$297,854
(a) Trademarks and trade names include $84.2 million of indefinite lived intangible assets which are not amortized.
Total amortization expense for acquired intangible assets was $18.4 million, $10.0 million and $8.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. Based on the current estimated useful lives assigned to our intangible assets, amortization expense is estimated to be $18.8 million in 2026, $18.8 million in 2027, $18.8 million in 2028, $17.5 million in 2029 and $149.7 million million in the aggregate for the years 2030 through 2041.
For information related to identified intangible assets acquired in the Nissens acquisition, see Note 2, “Business Acquisitions and Investments,” of the notes to our consolidated financial statements.

Index     STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Intangible Assets
Other intangible assets include computer software of $23.2 million and $21.4 million, at December 31, 2025 and 2024, respectively, less accumulated amortization of $19.8 million and $18.3 million as of December 31, 2025 and 2024, respectively. Computer software is amortized over its estimated useful life of 3 to 10 years. Amortization expense for computer software was $1.2 million, $0.8 million and $0.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.
9. Investments in Unconsolidated Affiliates
Investments in unconsolidated affiliates accounted for under the equity method were $26.3 million and $24.8 million at December 31, 2025 and 2024, respectively which includes $22.3 million and $20.0 million at December 31, 2025 and 2024, respectively, related to our 50% owned joint venture interest in Foshan FGD SMP Automotive Compressor Co. Ltd. with our joint venture partner Foshan Guangdong Automotive Air Conditioning Co. Ltd.. During the years ended December 31, 2025 and 2024, we made purchases from the joint venture of approximately $89.2 million and $60.0 million, respectively.
10. Other Assets

	December 31,
(in thousands)	2025	2024
Deferred compensation	$27,511	$26,333
Noncurrent portion of interest rate swap	2,086	3,991
Deferred financing costs, net	1,233	1,702
Other	1,210	1,113
Total other assets, net	$32,040	$33,139
Deferred compensation consists of assets used to manage market risk arising from our nonqualified defined contribution plan liability.
11. Credit Facilities and Long-Term Debt
Total debt outstanding is summarized as follows (in thousands):

	December 31,
	2025	2024
2024 Credit Agreement⁽ᵃ⁾
Multi-currency revolver	$298,426	244,171
U.S. dollar term loan⁽ᵇ⁾	188,771	198,287
Euro term loan⁽ᵇ⁾	110,855	102,908
Other	20,663	16,948
Total debt	$618,715	$562,314

Current maturities of debt	51,988	$27,117
Long-term debt	566,727	535,197
Total debt	$618,715	$562,314
(a) Weighted average interest rate, adjusted for the impact of interest rate swap agreements, was 4.8% and 5.6% at December 31, 2025 and 2024, respectively. Interest rates primarily consist of Term SOFR for borrowings in U.S. dollars and the Euro Interbank Offered Rate ("EURIBOR") for borrowings in euros. The average daily alternative base rate swingline loan balance was $1.5 million and $0.7 million during the years ended December 31, 2025 and 2024, respectively.
(b) Amounts are shown net of unamortized deferred financing costs of $1.9 million and $2.7 million at December 31, 2025 and 2024, respectively.

Index     STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Term Loans and Revolving Credit Facilities
In May 2024 and July 2024, the Company amended it's then-existing Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders ("2022 Credit Agreement"), to transition from the Canadian Dollar Offered Rate to the Canadian Overnight Repo Rate Average for benchmark borrowings denominated in Canadian dollars and to provide for a new $125 million term loan and the use of funds available under the revolving credit facility to finance the acquisition of Nissens Automotive and related transaction costs. For additional information on our agreement to acquire Nissens Automotive see Note 2, “Business Combinations.”
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
Outstanding borrowings, net of unamortized deferred financing costs, and letters of credit under the 2024 Credit Agreement consist of the following (in millions):

	December 31,
	2025	2024
Current maturities of debt	$45.3	$25.2
Long-term debt	552.8	520.1
Total outstanding borrowings	$598.1	$545.4

Letters of credit	$4.6	$2.5

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
Polish Overdraft Facility
In 2023, our Polish subsidiary, SMP Poland sp. z.o.o., amended its overdraft facility with HSBC Continental Europe (Spolka Akcyjna) Oddzial w Polsce to provide for borrowings of up to Polish zloty 30 million (approximately $8.3 million) if borrowings are solely in Polish zloty, or up to 85% of the Polish zloty 30 million limit (approximately $7.1 million) if borrowings are in euros and/or U.S. dollars. The overdraft facility automatically renews every three months until June 2027, subject to cancellation by either party, at its sole discretion, at least 30 days prior to the commencement of the three-month renewal period. Borrowings under the amended overdraft facility bear interest at a rate equal to (i) the one month Warsaw Interbank Offered Rate (“WIBOR”) + 1.0% for borrowings in Polish zloty, (ii) the one month EURIBOR + 1.0% for borrowings in Euros, and (iii) the Mid-Point of the Fed Target Range + 1.25% for borrowings in U.S dollars. Borrowings under the overdraft facility are guaranteed by Standard Motor Products, Inc., the ultimate parent company. There were $3.6 million borrowings outstanding under the overdraft facility at December 31, 2025 and none at December 31, 2024.
Maturities of Debt
As of December 31, 2025, maturities of debt through 2037, assuming no prepayments, are as follows (in thousands):

	Multi-Currency Revolver	U.S. Dollar Term Loan	Euro Term Loan	Other Debt	Total
2026	—	9,606	5,651	6,731	21,988
2027	—	14,655	8,614	1,279	24,548
2028	—	19,703	11,576	1,207	32,486
2029	298,426	144,807	85,014	1,242	529,489
2030	—	—	—	1,279	1,279
Thereafter	—	—	—	8,925	8,925
Total	298,426	188,771	110,855	20,663	618,715
Less: current maturities	(30,000)	(9,606)	(5,651)	(6,731)	(51,988)
Long-term debt	268,426	179,165	105,204	13,932	566,727
Deferred Financing Costs
Deferred financing costs related to our term loan and revolving credit facilities were $3.6 million and $4.8 million as of December 31, 2025 and 2024, respectively. In connection with the July 2024 amendment to our 2022 Credit Agreement and the 2024 Credit Agreement, we deferred financing costs of $5.1 million that will be amortized over the term of the borrowings, and expensed $1.4 million of pre-existing unamortized financing costs to interest expense in our consolidated statement of operations. Deferred financing costs as of December 31, 2025, assuming no prepayments, are being amortized in the amounts of $1.1 million in 2026, $1.0 million in 2027, $0.9 million in 2028, and $0.6 million in 2029.
Letters of Credit
As of December 31, 2025 and 2024, we had outstanding letters of credit aggregating approximately $4.6 million and $2.5 million, respectively. These letters of credit are primarily provided as security for reimbursements to insurance companies and for import bonds placed with U.S. Customs.

Index     STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. Accumulated Other Comprehensive Income Attributable to SMP
Accumulated other comprehensive income attributable to SMP consists of the following (in thousands):

	Foreign Currency Translation		Cash Flow Hedges ⁽ᵃ⁾	Postretirement Benefit Plans	Total
Balance at December 31, 2023	$(8,897)		$2,899	$24	$(5,974)
Other comprehensive income before reclassifications	(23,385)	⁽ᵇ⁾	2,893	—	(20,492)
Amounts reclassified from accumulated other comprehensive income	—		(2,524)	(18)	(2,542)
Net other comprehensive income (loss)	(23,385)		369	(18)	(23,034)
Tax amounts	2,513		656	7	3,176
Balance at December 31, 2024	$(29,769)		$3,924	$13	$(25,832)
Other comprehensive income before reclassifications	38,997	⁽ᶜ⁾	(4,210)	—	34,787
Amounts reclassified from accumulated other comprehensive income	—		1,506	(16)	1,490
Net other comprehensive income (loss)	38,997		(2,704)	(16)	36,277
Tax amounts	6,703		703	6	7,412
Balance at December 31, 2025	$15,931		$1,923	$3	$17,857
(a) Includes unrecognized losses relating to the change in fair value of cash flow interest rate hedges of $2.7 million and $1.4 million and cash settlement receipts of $1.5 million ($1.1 million net of tax) and $2.5 million ($1.9 million, net of tax) in the years ended December 31, 2025 and 2024, respectively.
(b) Primarily reflects the depreciation of the Danish kroner and Mexican peso.
(c) Primarily reflects the appreciation of the Danish kroner.
13. Stockholders’ Equity
In 2022, our Board of Directors authorized the purchase of up to $30 million of our common stock under a stock repurchase program. Stock will be purchased under the program from time to time, in the open market or through private transactions, as market conditions warrant. To date, there have been 321,229 shares purchased for a total cost of $10.4 million, all of which occurred in 2024. There were no purchases of our common stock in 2025.
14. Stock-Based Compensation Plans
Our stock-based compensation program is designed to attract and retain employees while also aligning employees’ interests with the interests of our shareholders. In addition, members of our Board of Directors participate in our stock-based compensation program in connection with their service on our board.
In May 2025 our Shareholders approved the Standard Motor Products, Inc. 2025 Omnibus Incentive Plan (the “Plan”) which supersedes the 2016 Omnibus Incentive Plan, as amended (the “2016 Plan”). The Plan will terminate in May 2035, unless terminated sooner as provided for within the Plan. The Plan permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards, and other stock-based awards. The maximum number of shares that may be issued under the Plan is 1,050,000, subject to adjustment as provided under the Plan. At December 31, 2025, there were 773,511 shares of common stock available for future grants.
Awards previously granted under the 2006 and 2016 Omnibus Incentive Plans remain outstanding, while shares not yet granted under these plans are not available for future issuance.

Index     STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
We account for our stock-based compensation plans using grant-date fair value, net of estimated forfeitures, to measure the cost of employee services received in exchange for an award of equity instruments. The grant-date fair value of the award is recognized as an expense on a straight-line basis over the requisite service periods in our consolidated statements of operations. The service period is the period of time that the grantee must provide services before the award vests.
The service period is generally three years for standard restricted shares and performance-based restricted shares. Standard restricted shares granted in 2025 generally vest in equal amounts annually over three years. Standard restricted shares granted prior to 2025 and performance-based restricted shares generally cliff vest after three years. The service period for long-term retention restricted shares varies based on the age of the executive as the awards vest ratably at 25% when an executive reaches the ages of 60 and 63, with the remainder vesting when an executive reaches the age of 65. Awards to employees eligible for retirement prior to the award becoming fully vested are amortized to expense over the period up to the date the employee becomes eligible to retire and is no longer required to provide service to earn the award. Restricted shares granted to directors cliff vest after one year.
The number of performance-based shares issued to eligible employees upon vesting at the end of a three-year measuring period is based upon the achievement of performance targets. Each period we evaluate the probability of achieving the applicable targets, and adjust our expense accordingly.
Before a restricted share becomes fully vested or a performance share is issued, the awardees cannot transfer, pledge, hypothecate or encumber such shares. Prior to the time a restricted share is fully vested, the awardees have all other rights of a stockholder, including the right to vote, but do not receive dividends. Prior to the time a performance share is issued, the awardees have no rights as a stockholder. All shares and rights are subject to forfeiture if certain employment conditions are not met.
The fair value of awards is measured at the stock market price on the date of grant, reduced by the present value of dividends expected to be paid on the shares during the requisite service period discounted at a risk-free interest rate based on U.S. Treasury rates. A further discount for the lack of marketability reduces the fair value of grants issued to certain key executives and directors subject to a one or two year post vesting holding period.
The following table shows stock-based compensation expense, which is primarily recorded in selling, general and administrative expenses in the consolidated statements of operations (in millions):

	Year Ended December 31,
	2025	2024	2023
Stock-based compensation expense	$7.5	$5.8	$6.2
Income tax benefits related to stock-based compensation	2.1	1.5	1.4
Stock-based compensation expense, net of tax	$5.4	$4.3	$4.8
As of December 31, 2025, there was $16.1 million of unrecognized stock-based compensation expense, net of estimated forfeitures that is expected to be recognized over a weighted-average period of 3.4 years for employees and 0.3 years for directors.
Our restricted and performance-based share activity was as follows for the years ended December 31, 2025 and 2024:

	Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2024	929,024	$26.82
Granted	277,018	32.44
Vested	(200,480)	27.75
Performance Shares Target Adjustment	(27,087)	28.19
Forfeited	(13,303)	26.90
Balance at December 31, 2025	965,172	$28.28	$35,567

Index     STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The weighted-average grant date fair value of restricted shares granted during the years ended December 31, 2025, 2024 and 2023 was $9.0 million, $6.7 million, and $6.2 million, respectively. The fair value of shares vested during the years ended December 31, 2025, 2024 and 2023 was $7.3 million, $6.1 million and $8.9 million, respectively.
15. Employee Benefits
We maintain various defined contribution plans, which include profit sharing, and provide retirement benefits for substantially all of our employees. Contributions to the plans, which are typically paid in cash to the plans in March of the following year, are as follows (in thousands):

Year ended December 31,	U.S. Defined Contribution
2025	$7,338
2024	10,314
2023	10,510
We maintain a defined contribution Supplemental Executive Retirement Plan for key employees. Under the plan, these employees may elect to defer a portion of their compensation and, in addition, we may at our discretion make contributions to the plan on behalf of the employees. In March 2025 and 2024, contributions of $0.3 million and $0.6 million were made related to calendar years 2024 and 2023, respectively. As of December 31, 2025, we have recorded an obligation of $0.5 million for 2025.
We have an Employee Stock Ownership Plan and Trust (“ESOP”) for employees who are not covered by a collective bargaining agreement. In connection therewith, we maintain an employee benefits trust to which we contribute shares of treasury stock. We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under the plan. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released. The trustees will vote the shares in accordance with their fiduciary duties. During 2025, we contributed 87,300 shares to the trust from our treasury and released 87,300 shares from the trust leaving 200 shares remaining in the trust as of December 31, 2025. The provision for expense in connection with the ESOP was approximately $2.7 million in 2025, $2.8 million in 2024 and $3.0 million in 2023.
16. Other Non-Operating Income, Net
The components of other non-operating income, net are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023

Interest and dividend income	$1,310	$871	$517
Equity income from joint ventures	3,556	4,274	2,070
Gain (loss) on foreign exchange	362	1,228	(776)
Other non-operating income, net	127	504	515
Total other non-operating income, net	$5,355	$6,877	$2,326
17. Derivative Instruments
As part of our risk management strategy, we occasionally use derivative instruments, including interest rate swaps, forward foreign exchange contracts and non-derivative instruments such as foreign currency denominated debt, to reduce our market risk for changes in interest rates and to manage foreign exchange rate risk. The objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts and non-derivative instruments used to hedge them, thereby reducing volatility of earnings or protecting the fair value of assets and liabilities.
Derivative instruments may be designated as fair value hedges, cash flow hedges or hedges of the foreign currency exposure of a net investment in a foreign operation (“net investment hedges”) or they may not be designated as hedging instruments. Derivative instruments are recognized at fair value on a gross basis in other current and long-term assets, and other current and long-term liabilities in the consolidated balance sheets. The change in fair value of the derivative instruments is recognized in the consolidated statements of operations or consolidated statements of comprehensive income

Index     STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
depending upon the type of hedge as further discussed below. Cash flows from derivative instruments are classified with the activities that correspond to the underlying hedged items in the consolidated statements of cash flows.
Due to the use of derivative instruments, we are exposed to the risk that our counterparties will fail to meet their contractual obligations. To mitigate counterparty credit risk, we have a policy of only entering into derivative contracts with carefully selected major financial institutions based on their credit ratings and other factors, and periodically reassess their creditworthiness. We do not offset derivative assets against liabilities in master netting agreements and there were no receivables or payables recognized on receipt or payment of cash collateral at December 31, 2025 and 2024.
The interest rate swaps effectively convert a portion of our variable rate borrowings under our existing facilities to a fixed rate based upon a determined notional amount. The forward foreign exchange contracts fix expected future cash flows in U.S. dollar terms on certain transactions and foreign currency denominated debt is used to partially offset the effects of changes in foreign currency exchange rates on our investments in certain foreign subsidiaries. We do not enter into derivative instruments for trading or speculative purposes.
The notional amounts of financial instruments used to hedge the above risks are as follows (in millions):

	December 31,
	2025	2024
Interest rate swaps	$213	$204
Non-derivative debt instruments	$192	$203
Cash Flow Hedges
Interest rate swap agreements designated as cash flow hedges of interest payments mature in May 2029 and March 2030. Under the terms of the interest rate swap agreements, we will receive monthly variable interest payments based on one month Term SOFR and one month EURIBOR, respectively, and will pay interest based on a fixed rate of 2.683% per annum and 2.11% per annum, respectively.
The fair value of interest rate swap agreements designated as cash flow hedges of interest rate risk are as follows (in thousands):

	December 31,
	2025	2024
Derivative assets	$2,587	$5,409
Derivative liabilities	$—	$101
Gains/losses are deferred and recorded in accumulated other comprehensive income, net of income taxes, in the consolidated balance sheets and reclassified to interest expense in the consolidated statements of operations when the hedged interest payments on the underlying borrowing are recognized in interest expense. We expect to reclassify a net gain of $0.5 million from accumulated other comprehensive income in the next twelve months. We perform quarterly hedge effectiveness assessments and anticipate that the interest rate swaps will be highly effective. If it becomes probable that the hedged interest payment(s) will not occur, we immediately recognize the related deferred hedging gains/losses in earnings. There were no such reclassifications during the year ended December 31, 2025.
Net Investment Hedge
Euro-denominated debt is designated as a hedge of our net investment in Nissens Automotive's foreign operations whose functional currency is Danish kroner. Provided the net investment hedge is highly effective, gains/losses are recorded as a currency translation adjustment in accumulated other comprehensive income in the consolidated balance sheet. The gains/losses will subsequently be reclassified into earnings when the hedged net investment is either sold or substantially liquidated. We recognized a loss of $25.8 million and a gain of $9.7 million as a currency translation adjustment in other comprehensive income in the years ended December 31, 2025 and 2024 respectively. No gains or losses related to the net investment hedge were recognized in earnings in 2025.

Index     STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Non-Designated Derivatives
In 2024, we realized losses of $2.5 million related to forward foreign exchange contracts that were used to economically hedge forecasted foreign currency transactions primarily related to our acquisition of Nissens Automotive. The losses were recorded in selling, general and administrative expenses in the consolidated statement of operations. There are no forward foreign exchange contracts outstanding at December 31, 2025 and 2024, respectively.
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
The following is a summary of the estimated fair values, carrying amounts, and classification under the fair value hierarchy of our financial instruments recorded at fair value (in thousands):

	Fair Value	December 31, 2025		December 31, 2024
	Hierarchy Level	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Deferred compensation	1	27,511	27,511	26,333	26,333
Short-term investments	2	—	—	6,956	6,956
Cash flow hedge interest rate swaps	2	2,587	2,587	5,409	5,409
The fair value of the underlying assets held by the deferred compensation plan are based on the quoted market prices of the underlying funds which are held by registered investment companies. The fair value of our cash flow interest rate swap agreements are obtained from independent third parties, are based upon market quotes, and represents the net amount required to terminate the interest rate swap, taking into consideration market rates and counterparty credit risk.
The carrying value of our short-term borrowings and long-term debt under our credit facilities of $618.7 million and $562.3 million at December 31, 2025 and 2024, respectively, approximates fair value as the variable interest rates in the facilities reflect current market rates, which are considered level 2 inputs.
19. Income Taxes
Earnings from continuing operations before income taxes consists of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Domestic	$105,356	$71,742	$60,780
Foreign	5,167	2,247	20,936
Total	$110,523	$73,989	$81,716

Index     STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The provision (benefit) for income taxes attributable to continuing operations consists of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current tax expense (benefit)
Domestic federal	$15,650	$17,426	$13,832
Domestic state and local	1,951	2,335	1,590
Foreign	22,439	11,254	9,224
Total current tax expense	40,040	31,015	24,646

Deferred tax expense (benefit)
Domestic federal	(3,919)	(7,848)	(4,926)
Domestic state and local	(1,031)	(1,688)	(843)
Foreign	(4,473)	(2,094)	(509)
Total deferred tax expense	(9,423)	(11,630)	(6,278)

Total income tax expense (benefit)
Domestic federal	11,731	9,578	8,906
Domestic state and local	920	647	747
Foreign	17,966	9,160	8,715
Total income tax expense	$30,617	$19,385	$18,368
Reconciliations between taxes at the U.S. federal income tax rate and taxes at our effective income tax rate on earnings from continuing operations before income taxes are as follows (in thousands):

	Year Ended December 31,
	2025		2024		2023
	Amount	Rate	Amount	Rate	Amount	Rate
U.S. federal statutory tax	$23,210	21.0%	$15,538	21.0%	$17,160	21.0%
Effect of cross-border tax laws
Global intangible low taxed income (GILTI) ⁽ᵃ⁾	—	—	2,986	4.0	3,070	3.7
U.S. taxation of Mexican disregarded entities	1,972	1.8	1,871	2.5	1,881	2.3
Other	(50)	—	(326)	(0.4)	(743)	(0.9)
Tax credits
Foreign tax credits	(3,452)	(3.1)	(5,297)	(7.1)	(5,356)	(6.6)
Changes in valuation allowances	2,360	2.1	770	1.0	865	1.1
Nontaxable or nondeductible items
Nondeductible acquisition costs	—	—	795	1.1	—	—
Permanent difference true-up	(256)	(0.2)	(395)	(0.5)	(1,330)	(1.6)
Other	193	0.2	(118)	(0.2)	29	—
Other adjustments	14	—	(122)	(0.2)	(131)	(0.2)
Domestic state and local income taxes, net of federal income tax effect ⁽ᵇ⁾	3,057	2.8	1,922	2.6	2,086	2.6
Foreign tax eﬀects
Canada
Provincial	1,794	1.6	1,305	1.8	1,028	1.3
Other	(442)	(0.4)	(710)	(1.0)	(607)	(0.7)
Mexico	1,173	1.0	1,465	2.0	1,097	1.3
Other foreign jurisdictions	1,045	0.9	(299)	(0.4)	(681)	(0.8)
Effective tax rate	$30,617	27.7%	$19,385	26.2%	$18,368	22.5%
(a) We intend to elect the GILTI high tax exception when we file our income tax return for the year ended December 31, 2025. This election excludes from GILTI the income of a controlled foreign corporation that incurs a foreign tax at a rate greater than 90% of the U.S. corporate rate. Accordingly, the amount of global intangible low taxed income reflected above is zero.

Index     STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(b) The states that comprise more than 50% of the tax effect in this category for 2025 include Texas, Tennessee, California, and Illinois. Texas, Tennessee, Kansas, New York, Illinois, and California for 2024, and Texas, California, Kansas, New York, and Illinois for 2023.
The following is a summary of the components of the net deferred tax assets and liabilities recognized in the accompanying consolidated balance sheets (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Inventories	$12,624	$9,087
Allowance for customer returns	16,298	17,854
Accrued asbestos liabilities	31,579	24,032
Accrued salaries and benefits	13,861	13,564
Tax credit and net operating loss carryforwards	7,689	5,690
Allowance for expected credit losses	4,631	3,586
Other	4,351	10
	91,033	73,823
Valuation allowance	(7,270)	(4,849)
Total deferred tax assets	83,763	68,974
Deferred tax liabilities:
Intangible assets acquired, net of amortization	44,319	43,755
Depreciation	7,486	6,669
Other	6,574	5,351
Total deferred tax liabilities	58,379	55,775

Net deferred tax assets	$25,384	$13,199
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
The valuation allowance of $7.3 million as of December 31, 2025 is intended to provide for uncertainty regarding the ultimate realization of our U.S. foreign tax credit carryovers of $7.0 million that will expire in varying amounts by 2035, and foreign net operating losses subject to valuation allowance of $0.3 million. Based on these considerations, we believe it is more likely than not that we would realize the benefit of the net deferred tax asset of $25.4 million as of December 31, 2025, which is net of the remaining valuation allowance.
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
We recognize in our financial statements only those tax positions that meet the more-likely-than-not recognition threshold. We establish tax reserves for uncertain tax positions that do not meet this threshold. During the years ended December 31, 2025, 2024 and 2023, we did not establish a liability for uncertain tax positions.
We are subject to taxation in the U.S. and various state, local and foreign jurisdictions. As of December 31, 2025, the Company is no longer subject to U.S. Federal tax examinations for years before 2022. We remain subject to examination by state and local tax authorities for tax years 2021 through 2024. Foreign jurisdictions have statutes of limitations generally ranging from 2 to 6 years. Years still open to examination by foreign tax authorities in major jurisdictions include

Index     STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Canada (2021 onward), Poland (2020 onward) and Denmark (2020 onward). We do not presently anticipate that our unrecognized tax benefits will significantly increase or decrease over the next 12 months; however, actual developments in this area could differ from those currently expected.
The following is a summary of our cash taxes paid (in thousands):

	Year Ended December 31,
	2025	2024	2023
Domestic federal	$2,185	$2,008	$4,978

Domestic state and local	1,834	681	1,068

Foreign
Canada - federal	2,586	1,918	1,675
Canada - provincial	1,834	1,335	1,135
China	2,126	1,427	862
Denmark	6,665	3,859	—
Mexico	4,761	5,507	4,198
Poland	879	1,559	1,104
Other	1,963	1,547	999
Total	$24,833	$19,841	$16,019
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
The following are reconciliations of the net earnings attributable to SMP and the shares used in calculating basic and dilutive net earnings per common share attributable to SMP (in thousands, except share and per share data):

	Year Ended December 31,
	2025	2024	2023
Net earnings (loss) attributable to SMP
Continuing operations	79,033	53,628	63,144
Discontinued operations	(37,698)	(26,128)	(28,996)
Net earnings attributable to SMP	$41,335	$27,500	$34,148

Basic net earnings (loss) per common share attributable to SMP
Continuing operations	$3.59	$2.46	$2.91
Discontinued operations	$(1.71)	$(1.20)	$(1.34)

Diluted net earnings (loss) per common share attributable to SMP
Continuing operations	$3.52	$2.41	$2.85
Discontinued operations	$(1.68)	$(1.17)	$(1.31)

Weighted average number of common shares, basic	21,986,301	21,801,141	21,716,177
Dilutive effect of restricted stock and performance-based stock	497,290	435,919	445,164
Weighted average number of common shares, diluted	22,483,591	22,237,060	22,161,341

Index     STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The shares listed below were not included in the computation of diluted net earnings per common share attributable to SMP because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):

	2025	2024	2023
Restricted and performance shares	293	285	280
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
The following tables contain financial information for each reportable operating segment (in thousands):

Index     STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year Ended December 31, 2025	Vehicle Control	Temperature Control	Nissens Automotive	Engineered Solutions	Intersegment sales	Total
Net sales	$785,392	$426,367	$305,377	$274,484	$(462)	$1,791,158
Cost of sales	538,287	281,546	184,947	227,432	(462)	1,231,750
Gross profit	247,105	144,821	120,430	47,052	—	559,408

Selling and marketing expenses	43,715	14,657	19,603	8,277	—	86,252
Distribution expenses	66,661	33,843	35,751	5,217	—	141,472
General and administration expenses	40,728	17,905	35,803	20,855	—	115,291
Supply chain financing expenses	27,934	16,741	577	—	—	45,252
Restructuring expenses	2,271	190	—	118	—	2,579
Other expenses	—	—	1,796	1,987	—	3,783
Total segment operating expenses	181,309	83,336	93,530	36,454	—	394,629

Segment operating income (loss)	$65,796	$61,485	$26,900	$10,598	$—	$164,779

Unallocated corporate expenses and other						28,272
Other non-operating income, net						5,355
Interest expense						31,339
Earnings from continuing operations before income taxes						$110,523

Year Ended December 31, 2024	Vehicle Control	Temperature Control	Nissens Automotive	Engineered Solutions	Intersegment sales	Total
Net sales	$762,560	$380,088	$35,745	$285,456	$—	$1,463,849
Cost of sales	518,475	262,296	24,220	235,537	—	1,040,528
Gross profit	244,085	117,792	11,525	49,919	—	423,321

Selling and marketing expenses	45,878	15,938	1,536	8,060	—	71,412
Distribution expenses	57,627	32,858	7,097	5,290	—	102,872
General and administration expenses	36,935	16,763	5,560	20,906	—	80,164
Supply chain financing expenses	32,090	16,449	—	—	—	48,539
Restructuring expenses	4,249	847	—	843	—	5,939
Other expenses	—	—	100	—	—	100
Total segment operating expenses	176,779	82,855	14,293	35,099	—	309,026

Segment operating income (loss)	$67,306	$34,937	$(2,768)	$14,820	$—	$114,295

Unallocated corporate expenses and other						33,671
Other non-operating income, net						6,877
Interest expense						13,512
Earnings from continuing operations before income taxes						$73,989

Index     STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year Ended December 31, 2023	Vehicle Control	Temperature Control	Nissens Automotive	Engineered Solutions	Intersegment sales	Total
Net sales	$737,932	$337,754	$—	$282,586	$—	$1,358,272
Cost of sales	499,717	241,927	—	227,802	—	969,446
Gross profit	238,215	95,827	—	54,784	—	388,826

Selling and marketing expenses	46,223	16,772	—	8,407	—	71,402
Distribution expenses	54,401	30,467	—	4,989	—	89,857
General and administration expenses	34,430	14,664	—	21,186	—	70,280
Supply chain financing expenses	30,558	15,473	—	—	—	46,031
Restructuring expenses	1,276	1,108	—	258	—	2,642
Total segment operating expenses	166,888	78,484	—	34,840	—	280,212

Segment operating income (loss)	$71,327	$17,343	$—	$19,944	$—	$108,614

Unallocated corporate expenses and other						15,937
Other non-operating income, net						2,326
Interest expense						13,287
Earnings from continuing operations before income taxes						$81,716

	Year Ended December 31,
(in thousands)	2025	2024	2023
Depreciation and amortization
Vehicle Control	$16,178	$14,841	$13,877
Temperature Control	3,285	3,307	3,424
Nissens Automotive	12,935	1,943	—
Engineered Solutions	10,088	9,608	9,966
Total operating segment depreciation and amortization	42,486	29,699	27,267
Corporate	1,362	1,714	1,755
Total depreciation and amortization	$43,848	$31,413	$29,022
Capital expenditures
Vehicle Control	$22,571	$29,603	$13,955
Temperature Control	4,076	2,621	1,899
Nissens Automotive	946	213	—
Engineered Solutions	9,553	9,721	12,095
Total operating segment capital expenditures	37,146	42,158	27,949
Corporate	1,578	1,860	684
Total capital expenditures	$38,724	$44,018	$28,633

Index     STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
(in thousands)	2025	2024
Investment in unconsolidated affiliates
Vehicle Control	$2,883	$2,447
Temperature Control	20,402	20,396
Nissens Automotive	—	—
Engineered Solutions	3,025	1,999
Total operating segment investment in unconsolidated affiliates	26,310	24,842
Corporate	—	—
Total investment in unconsolidated affiliates	$26,310	$24,842
Total assets
Vehicle Control	$741,732	$659,607
Temperature Control	312,884	276,216
Nissens Automotive	531,606	482,773
Engineered Solutions	289,776	285,866
Total operating segment assets	1,875,998	1,704,462
Corporate	119,243	109,664
Total assets	$1,995,241	$1,814,126

	December 31,
(in thousands)	2025	2024
Long-lived assets ⁽ᵃ⁾
Denmark	$383,393	$347,629
United States	372,187	378,557
Asia	67,410	67,406
Europe, excluding Denmark	65,239	59,909
Mexico	27,098	21,173
Canada	4,080	4,329
Total long-lived assets	$919,407	$879,003
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

Index     STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes consolidated net sales by major product group within each operating segment (in thousands):

	Year Ended December 31,
	2025	2024	2023
Vehicle Control
Engine Management (Ignition, Emissions and Fuel Delivery)	$486,203	$467,460	$450,180
Electrical and Safety	241,938	229,361	221,782
Wire Sets and Other	57,251	65,739	65,970
Total Vehicle Control	785,392	762,560	737,932

Temperature Control
AC System Components	316,781	274,926	237,756
Other Thermal Components	109,586	105,162	99,998
Total Temperature Control	426,367	380,088	337,754

Nissens Automotive
Air Conditioning	126,727	9,214	—
Engine Cooling	126,389	19,287	—
Engine Efficiency	52,261	7,244	—
Total Nissens Automotive	305,377	35,745	—

Engineered Solutions
Light Vehicle	84,887	91,548	92,701
Commercial Vehicle	81,239	89,171	79,376
Construction/Agriculture	35,618	35,832	41,665
All Other	72,740	68,905	68,844
Total Engineered Solutions	274,484	285,456	282,586

Intersegment sales	(462)	—	—

Total	$1,791,158	$1,463,849	$1,358,272
Geographic Area
We sell our line of products primarily in the United States, with additional sales in Europe, Canada, Mexico, and other foreign countries. Sales are attributed to countries based upon the location of the customer. Our sales are substantially denominated in U.S. dollars.
The following tables provide disaggregation of net sales information by geographic area within each operating segment (in thousands):

Year Ended December 31, 2025	Vehicle Control	Temperature Control	Nissens Automotive	Engineered Solutions	Intersegment sales	Total
United States	$700,098	$407,745	$16,210	$149,110	$(462)	$1,272,701
Europe, excluding Poland	877	102	207,030	48,841	—	256,850
Canada	38,113	16,831	364	33,320	—	88,628
Poland	35	—	70,366	6,578	—	76,979
Mexico	41,248	61	77	10,854	—	52,240
Other foreign	5,021	1,628	11,330	25,781	—	43,760
Total	$785,392	$426,367	$305,377	$274,484	$(462)	$1,791,158

Index     STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year Ended December 31, 2024	Vehicle Control	Temperature Control	Nissens Automotive	Engineered Solutions	Intersegment sales	Total
United States	$677,779	$360,858	$2,213	$154,960	$—	$1,195,810
Europe, excluding Poland	1,091	176	31,748	49,605	—	82,620
Canada	37,683	16,707	82	31,027	—	85,499
Poland	27	—	9	4,077	—	4,113
Mexico	40,555	171	14	9,138	—	49,878
Other foreign	5,425	2,176	1,679	36,649	—	45,929
Total	$762,560	$380,088	$35,745	$285,456	$—	$1,463,849

Year Ended December 31, 2023	Vehicle Control	Temperature Control	Nissens Automotive	Engineered Solutions	Intersegment sales	Total
United States	$659,570	$319,904	$—	$168,878	$—	$1,148,352
Europe, excluding Poland	878	8	—	56,647	—	57,533
Canada	36,088	17,081	—	25,689	—	78,858
Poland	38	—	—	2,619	—	2,657
Mexico	36,350	49	—	6,658	—	43,057
Other foreign	5,008	712	—	22,095	—	27,815
Total	$737,932	$337,754	$—	$282,586	$—	$1,358,272
23. Commitments and Contingencies
Warranties
We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time depending on the nature of the product. Accruals for estimated product warranty claims are included in accrued customer returns on the consolidated balance sheet.
The following table provides the changes in our product warranties (in thousands):

	December 31,
	2025	2024
Balance, beginning of period	$24,715	$21,134
Liabilities accrued for current year sales	127,055	134,831
Settlements of warranty claims	(124,209)	(131,249)
Balance, end of period	$27,561	$24,715
Change of Control Arrangements
We have a change in control arrangement with one key officer. In the event of a change of control (as defined in the agreement), the executive will receive severance payments and certain other benefits as provided in his agreement.
Asbestos
In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying consolidated statements of operations. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001, and the amounts paid for settlements, awards of asbestos-related damages, and defense of such claims. At December 31, 2025, approximately 945 cases were outstanding for which we may be responsible for any related liabilities. Since inception in September 2001 through December 31, 2025, the amounts paid for settled claims and awards of asbestos-related damages, including interest, were approximately $105.2 million. We do not have insurance coverage for the indemnity and defense costs associated with the claims we face.

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
Based upon the results of the August 31, 2025 actuarial study, in September 2025 we increased our asbestos liability to $127.5 million, the low end of the range, and recorded an incremental pre-tax provision of $44.4 million in loss from discontinued operations in the accompanying consolidated statement of operations. Future legal costs, which are expensed as incurred and reported in loss from discontinued operations in the accompanying consolidated statements of operations, are estimated, according to the August 31, 2025 study, to range from $48.5 million to $115.3 million for the period through 2065. Total operating cash outflows related to discontinued operations, which include settlements, awards of asbestos-related damages and legal costs, net of taxes, were $14.0 million, $15.3 million and $11.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Other Litigation
In connection with the aforementioned former brake business, we were subject to a legal proceeding alleging a breach of contract claim of the related purchase agreement. In August 2023, we reached a final settlement in the amount of $10.5 million which was paid in October 2023 and the settlement was fully recorded in loss from discontinued operations in the accompanying consolidated statement of operations in 2023.
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
24. Subsequent Event
In 2025 we were subject to tariffs on certain imports into the United States under the International Emergency Economic Powers Act (“IEEPA”). On February 20, 2026, the United States Supreme Court rendered a decision invalidating tariffs imposed under IEEPA. In response to the Supreme Court’s decision, the current Administration announced its intention to impose new tariffs under different statutory authority. We are currently evaluating the impact of these actions on our business and will continue to monitor developments as they occur.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K. A material weakness in our internal control over financial reporting was identified at our Nissens Automotive operating segment acquired in November 2024. Consequently additional analyses and other procedures were performed to ensure that our consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with accounting principles generally accepted in the United States.
Notwithstanding the material weakness described below, management has concluded the consolidated financial statements in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows of the Company for the periods presented in conformity with accounting principles generally accepted in the United States.
(b)Management’s Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published consolidated financial statements in accordance with accounting principles generally accepted in the United States.
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
Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control - Integrated Framework (2013). Based on this assessment, our management has concluded that our internal control

Index
over financial reporting was not effective as of December 31, 2025, due to the material weakness at our Nissens Automotive operating segment acquired in November 2024, described below.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be detected or prevented on a timely basis.
Management identified a material weakness in information technology general controls over certain IT systems that support financial transactions and reporting at our Nissens Automotive operating segment. Information relating to tracking administrative users was not available, and therefore, controls over the review and monitoring of the activity thereof were ineffective. Consequently, process level automated controls and manual controls that rely on the completeness and accuracy of data or reports from the affected IT systems were also deemed ineffective. This material weakness resulted from the untimely identification of risk associated with the information technology environment and insufficient allocation of resources with knowledge and training associated with designing and implementing the controls.
While the control deficiencies created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis, we have not identified any errors in our consolidated financial statements due to the control deficiencies.
(c)Attestation Report of Independent Registered Public Accounting Firm.
KPMG LLP, our independent registered public accounting firm, has audited our consolidated financial statements included in the Annual Report on Form 10-K and, as part of their audit, has issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting due to the material weakness at our Nissens Automotive operating segment described above, included herein under the caption “Report of Independent Registered Public Accounting Firm−Internal Control Over Financial Reporting” in “Item 8. Financial Statements and Supplementary Data”, on the effectiveness of our internal control over financial reporting.
(d)Changes in Internal Control Over Financial Reporting.
Our management is committed to maintaining a strong internal control environment. Management, with oversight from the Audit Committee of the Board of Directors, has begun taking remedial action and is developing a full plan in response to the material weakness at our Nissens Automotive operating segment described above. This plan will include, among other items, hiring additional experienced personnel, enhanced monitoring, system modifications and enhancements, and where necessary, implementing additional controls and substantive procedures to obtain comfort over the completeness and accuracy of data from the affected IT systems.
Except for the changes associated with the material weakness at our Nissens Automotive operating segment noted above, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our plans for remediating the material weakness at our Nissens Automotive operating segment, discussed above, will constitute changes in our internal control over financial reporting, when such remediation plans are effectively implemented.
ITEM 9B.        OTHER INFORMATION
None.
ITEM 9C.        DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.
PART III
ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference to the information in our Definitive Proxy Statement to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders (the “2026 Proxy

Index
Statement”) set forth under the captions “Election of Directors (Proposal No. 1),” “Management Information,” “Corporate Governance” and “Compensation, Discussion & Analysis.”
The Board of Directors of the Company has adopted a Code of Ethics that applies to all employees, officers and directors of the Company. The Company’s Code of Ethics is available at smpcorp.com under “Our Company – Governance – Charters & Policies.” The Company intends to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Company’s Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by disclosing such information on the Company’s website, at the address specified above.
ITEM 11.        EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the information in our 2026 Proxy Statement set forth under captions “Corporate Governance,” “Compensation Discussion & Analysis,” “Executive Compensation and Related Information” and “Report of the Compensation and Management Development Committee.”
ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated herein by reference to the information in our 2026 Proxy Statement set forth under the captions “Executive Compensation and Related Information” and “Security Ownership of Certain Beneficial Owners and Management.”
ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to the information in our 2026 Proxy Statement set forth under the captions “Corporate Governance” and “Executive Compensation and Related Information.”
ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Company’s independent registered public accounting firm is KPMG LLP, New York, New York (PCAOB ID 185). All other information required by this Item is incorporated herein by reference to the information in our 2026 Proxy Statement set forth under the captions “Audit and Non-Audit Fees.”
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	The Index to Consolidated Financial Statements of the Registrant under Item 8 of this Report is incorporated herein by reference as the list of Financial Statements required as part of this Report.

	(2)	The following financial schedule and related report for the years 2025, 2024 and 2023 is submitted herewith:

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

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number
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

10.17
Standard Motor Products, Inc. 2025 Omnibus Incentive Plan and forms of related award agreements (incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-287305), filed on May 15, 2025).

10.18	Form of Performance Share Units Award Agreement – Employees under the Standard Motor Products, Inc. 2025 Omnibus Incentive Plan.

10.19	Form of Standard Restricted Stock Unit Award Agreement – Employees under the Standard Motor Products, Inc. 2025 Omnibus Incentive Plan.

19	Standard Motor Products, Inc. Policy on Insider Trading, dated as of July 29, 2024.

21	List of Subsidiaries of Standard Motor Products, Inc.

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (see signature page to Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Standard Motor Products, Inc. Clawback Policy, dated as of October 3, 2023 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).

101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
February 26, 2026
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

Index
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

February 26, 2026	/s/ Eric P. Sills
Eric P. Sills
Chief Executive Officer and President
(Principal Executive Officer)

February 26, 2026	/s/ Nathan R. Iles
Nathan R. Iles
Chief Financial Officer
(Principal Financial and Accounting Officer)

February 26, 2026	/s/ James J. Burke
James J. Burke
Chief Operating Officer and Director

February 26, 2026	/s/ Alejandro C. Capparelli
Alejandro C. Capparelli, Director

February 26, 2026	/s/ Pamela Forbes Lieberman
Pamela Forbes Lieberman, Director

February 26, 2026	/s/ Patrick S. McClymont
Patrick S. McClymont, Director

February 26, 2026	/s/ Joseph W. McDonnell
Joseph W. McDonnell, Director

February 26, 2026	/s/ Alisa C. Norris
Alisa C. Norris, Director

February 26, 2026	/s/ Pamela S. Puryear, Ph.D.
Pamela S. Puryear, Director

Index
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
Schedule II ‑ Valuation and Qualifying Accounts
Years ended December 31, 2025, 2024 and 2023

(in thousands)		Additions
	Balance at beginning of year	Charged to costs and expenses	Other		Deductions	Balance at end of year
Year ended December 31, 2025:
Allowance for expected credit losses	$4,203	$4,639	$—		$85	$8,757
Allowance for discounts	1,269	12,452	—		12,435	1,286
	$5,472	$17,091	$—		$12,520	$10,043

Allowance for sales returns	$46,471	$178,320	$—		$175,237	$49,554

Year ended December 31, 2024:
Allowance for expected credit losses	$6,884	$736	$—		$3,417	$4,203
Allowance for discounts	1,161	13,487	—		13,379	1,269
	$8,045	$14,223	$—		$16,796	$5,472

Allowance for sales returns	$38,238	$184,895	$3,360	⁽ᵃ⁾	$180,022	$46,471

Year ended December 31, 2023:
Allowance for expected credit losses	$4,129	$2,940	$—		$185	$6,884
Allowance for discounts	1,246	12,449	—		12,534	1,161
	$5,375	$15,389	$—		$12,719	$8,045

Allowance for sales returns	$37,169	$162,525	$—		$161,456	$38,238
(a) Allowances acquired through acquisition