Form 10-Q
period 2026-03-31
STANDARD MOTOR PRODUCTS, INC.
filed 2026-04-30
CIK 93389

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2026

or

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
Yes ☐     No ☑
As of the close of business on April 28, 2026, there were 22,263,279 outstanding shares of the registrant’s Common Stock, par value $2.00 per share.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(In thousands, except share and per share data, unaudited)	2026	2025
Net sales	$451,166	$413,379
Cost of sales	311,993	288,657
Gross profit	139,173	124,722
Selling, general and administrative expenses	104,837	99,845
Restructuring expenses	366	673
Other income, net	123	258
Operating income	34,093	24,462
Other non-operating income (loss), net	(1,279)	2,248
Interest expense	7,518	7,761
Earnings from continuing operations before income taxes	25,296	18,949
Provision for income taxes	6,826	5,069
Earnings from continuing operations	18,470	13,880
Loss from discontinued operations, net of income taxes	(1,185)	(1,139)
Net earnings	17,285	12,741
Net earnings attributable to noncontrolling interest	149	175
Net earnings attributable to SMP (a)	$17,136	$12,566

Net earnings (loss) attributable to SMP
Continuing operations	$18,321	$13,705
Discontinued operations	(1,185)	(1,139)
Net earnings attributable to SMP per common share	$17,136	$12,566

Per common share data
Basic:
Continuing operations	$0.83	$0.63
Discontinued operations	(0.06)	(0.06)
Net earnings attributable to SMP per common share	$0.77	$0.57

Diluted:
Continuing operations	$0.81	$0.61
Discontinued operations	(0.06)	(0.05)
Net earnings attributable to SMP per common share	$0.75	$0.56

Dividend declared per common share	$0.33	$0.31

Weighted average number of common shares, basic	22,167,006	21,886,810
Weighted average number of common shares, diluted	22,719,732	22,319,868
(a)Throughout this Form 10-Q, “SMP” refers to Standard Motor Products, Inc. and subsidiaries.
See accompanying notes to consolidated financial statements (unaudited).

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(In thousands, unaudited)	2026	2025
Net earnings	$17,285	$12,741
Other comprehensive income (loss), net of tax:
Foreign currency translation	(7,373)	12,979
Cash flow hedges	1,344	(836)
Postretirement benefit plans	—	(2)
Total other comprehensive income (loss), net of tax	(6,029)	12,141
Total other comprehensive income	11,256	24,882
Comprehensive income attributable to noncontrolling interest, net of tax:
Net earnings	149	175
Foreign currency translation	164	(36)
Comprehensive income attributable to noncontrolling interest, net of tax	313	139
Comprehensive income attributable to SMP, net of tax	$10,943	$24,743
See accompanying notes to consolidated financial statements (unaudited).

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	March 31, 2026	December 31, 2025
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash	$59,207	$72,031
Accounts receivable, less allowances for discounts and expected credit losses of $10,159 and $10,043 for 2026 and 2025, respectively	312,961	232,020
Inventories	726,308	727,922
Prepaid expenses and other current assets	21,069	18,477
Total current assets	1,119,545	1,050,450

Property, plant and equipment, net of accumulated depreciation of $299,761 and $300,283 for 2026 and 2025, respectively	186,442	188,562
Operating lease right-of-use assets	102,003	105,178
Goodwill	253,626	256,159
Customer relationships intangibles, net	204,526	212,056
Other intangibles, net	97,303	99,102
Deferred income taxes	25,599	25,384
Investments in unconsolidated affiliates	26,685	26,310
Other assets	32,570	32,040
Total assets	$2,048,299	$1,995,241
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of revolving credit facility	$30,000	$30,000
Current portion of term loan and other debt	19,370	21,988
Accounts payable	179,524	169,089
Sundry payables and accrued expenses	98,246	92,054
Accrued customer returns	63,710	49,554
Accrued rebates	75,924	84,494
Payroll and commissions	34,298	46,135
Total current liabilities	501,072	493,314

Long-term debt	609,250	566,727
Noncurrent operating lease liabilities	90,345	93,381
Accrued asbestos liabilities	109,783	112,625
Other accrued liabilities	30,270	30,932
Total liabilities	1,340,720	1,296,979
Commitments and contingencies
Stockholders’ equity:
Common stock – par value $2.00 per share (Authorized – 30,000,000 shares; issued 23,936,036 shares)	47,872	47,872
Capital in excess of par value	101,104	99,005
Retained earnings	599,276	589,448
Accumulated other comprehensive income	11,664	17,857
Treasury stock – at cost (1,690,616 shares and 1,790,097 shares in 2026 and 2025, respectively)	(66,589)	(70,483)
Total SMP stockholders’ equity	693,327	683,699
Noncontrolling interest	14,252	14,563
Total stockholders’ equity	707,579	698,262
Total liabilities and stockholders’ equity	$2,048,299	$1,995,241
See accompanying notes to consolidated financial statements (unaudited).

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$17,285	$12,741
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	11,315	10,267
Amortization of deferred financing cost	278	327
(Decrease) increase to allowance for expected credit losses	(124)	1,614
Increase to inventory reserves	901	1,843
Equity income from joint ventures	(669)	(1,084)
Employee stock ownership plan allocation	822	675
Stock-based compensation	2,989	1,550
Increase in deferred income taxes	(980)	(16)
Loss on discontinued operations, net of tax	1,185	1,139
Change in assets and liabilities:
Increase in accounts receivable	(82,541)	(68,882)
Increase in inventories	(1,966)	(14,576)
(Increase) decrease in prepaid expenses and other current assets	(104)	1,438
Increase in accounts payable	11,419	957
Increase (decrease) in sundry payables and accrued expenses	1,524	(3,185)
Net change in other assets and liabilities	(3,263)	(5,028)
Net cash used in operating activities	(41,929)	(60,220)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,740)	(9,132)
Other investing activities	33	2,923
Net cash used in investing activities	(6,707)	(6,209)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of term loans	(3,938)	(3,853)
Net borrowings under revolving credit facilities	51,437	80,962
Net (repayments) borrowings of other debt and lease obligations	(3,531)	1,985
Purchase of treasury stock	(283)	—
Increase in overdraft balances	93	191
Dividends paid	(7,308)	(6,777)
Dividends paid to noncontrolling interest	(624)	—
Net cash provided by financing activities	35,846	72,508
Effect of exchange rate changes on cash	(34)	(229)
Net (decrease) increase in cash	(12,824)	5,850
CASH at beginning of period	72,031	44,426
CASH at end of period	$59,207	$50,276

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$6,666	$7,846
Income taxes	$5,372	$3,866
See accompanying notes to consolidated financial statements (unaudited).

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2026

(In thousands, unaudited)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total SMP	Non- Controlling Interest	Total
Balance at December 31, 2025	$47,872	$99,005	$589,448	$17,857	$(70,483)	$683,699	$14,563	$698,262
Net earnings	—	—	17,136	—	—	17,136	149	17,285
Other comprehensive income (loss), net of tax	—	—	—	(6,193)	—	(6,193)	164	(6,029)
Cash dividends paid	—	—	(7,308)	—	—	(7,308)	—	(7,308)
Dividends to noncontrolling interest	—	—	—	—	—	—	(624)	(624)
Stock-based compensation	—	1,742	—	—	1,247	2,989	—	2,989
Employee Stock Ownership Plan	—	357	—	—	2,930	3,287	—	3,287
Purchase of treasury stock	—	—	—	—	(283)	(283)	—	(283)
Balance at March 31, 2026	$47,872	$101,104	$599,276	$11,664	$(66,589)	$693,327	$14,252	$707,579
Three Months Ended March 31, 2025

(In thousands, unaudited)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total SMP	Non- Controlling Interest	Total
Balance at December 31, 2024	$47,872	$100,135	$575,385	$(25,832)	$(81,815)	$615,745	$14,337	$630,082
Net earnings	—	—	12,566	—	—	12,566	175	12,741
Other comprehensive income (loss), net of tax	—	—	—	12,177	—	12,177	(36)	12,141
Cash dividends paid	—	—	(6,777)	—	—	(6,777)	—	(6,777)
Stock-based compensation	—	149	—	—	1,401	1,550	—	1,550
Employee Stock Ownership Plan	—	(737)	—	—	3,437	2,700	—	2,700
Balance at March 31, 2025	$47,872	$99,547	$581,174	$(13,655)	$(76,977)	$637,961	$14,476	$652,437

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
These unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire year.
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
There have been no material changes to our critical accounting policies and estimates from the information provided in Note 1 of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025.
Reclassification
Certain prior period amounts in the accompanying consolidated financial statements and related notes have been reclassified to conform to the 2026 presentation.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Recently Issued Accounting Pronouncements
Standards not yet adopted as of March 31, 2026
Disaggregation of Income Statement Expenses
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
United States Law
In July 2025, the President signed into law budget reconciliation bill H.R.1, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) introducing tax reform measures that included changes to tax deductions for businesses, international tax rules, and foreign tax credit limitations that become effective in 2025 and 2026. As of enactment, these changes did not materially affect our deferred tax assets and liabilities or related valuation allowances. The impact on our income tax expense for the quarter ended March 31, 2026 was not material, and the changes are not expected to materially impact our effective tax rate and cash tax payments for 2026. We will continue to evaluate the full impact of the legislation as additional guidance becomes available.
In 2025 and 2026 we were subject to tariffs on certain imports into the United States under the International Emergency Economic Powers Act (“IEEPA”). On February 20, 2026, the United States Supreme Court rendered a decision invalidating tariffs imposed under IEEPA. In response to the Supreme Court’s decision, the current Administration imposed temporary tariffs under the Trade Act of 1974. Subsequently, the United States Customs and Border Protection announced a new automated system will begin processing refunds of IEEPA tariffs from April 2026. There remains significant uncertainty regarding potential legal action and administrative delays and therefore, we will continue to evaluate the likelihood of receiving refunds of IEEPA tariffs until such time as the criteria for recording an asset are met. We have not recorded any receivables for potential refunds as of March 31, 2026.
Note 3. Business Combinations
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
Note 4.   Restructuring Expenses
Cost Reduction Initiative
During the fourth quarter of 2022, to further our ongoing efforts to improve operating efficiencies and reduce costs, we announced plans for a reduction in our sales force, and initiated plans to relocate certain product lines from our Independence, Kansas manufacturing facility and from our St. Thomas, Canada manufacturing facility to our manufacturing facilities in Reynosa, Mexico. In 2025, we extended the program for plans to relocate additional product lines from certain plants in the United States and Canada to our existing manufacturing facilities in Mexico. We anticipate that the Cost Reduction Initiative will be substantially complete by the end of 2026. Additional restructuring costs related to the initiative are expected to be immaterial. The total restructuring expenses recorded to date are $6.9 million.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Activity for the three months ended March 31, 2026 related to the Cost Reduction Initiative consisted of the following (in thousands):

		Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2025		$206	—	$206
Restructuring costs provided for during 2026	(a)	83	251	334
Cash payments		(102)	(251)	(353)
Exit activity liability at March 31, 2026		$187	—	$187
(a)Consists of $0.2 million and $0.1 million in our Vehicle Control operating segment and Temperature Control operating segment, respectively.
Restructuring activities are included within “sundry payables and accrued expenses” and “other accrued liabilities” in the consolidated balance sheet. We regularly evaluate productivity initiatives and may either extend existing restructuring programs or initiate new restructuring programs in the future.
Separation Program
In 2024, we offered a voluntary retirement incentive package of severance and other benefit enhancements to eligible employees in the United States and Canada, and later expanded the program to include involuntary separations. This program is substantially complete with total restructuring expenses recorded to date of $7.7 million and additional restructuring costs are expected to be immaterial. During the three months ended March 31, 2026 cash payments were $0.2 million and the exit activity liability at March 31, 2026 is $0.4 million.
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
Pursuant to these agreements, we sold $214.9 million and $184.6 million of receivables during the three months ended March 31, 2026 and 2025, respectively. Receivables presented at financial institutions and not yet collected as of March 31, 2026 were approximately $0.9 million and remained in our accounts receivable balance as of that date. All receivables sold were reflected as a reduction of accounts receivable in the consolidated balance sheet at the time of sale. A charge in the amount of $9.2 million and $9.3 million related to the sale of receivables was included in selling, general and administrative expenses in our consolidated statements of operations for the three months ended March 31, 2026 and 2025, respectively.
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

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 6.      Inventories
Inventories, which are stated at the lower of cost (determined by means of the first-in, first-out method) and net realizable value, consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Finished goods	$462,897	$458,420
Work in process	24,935	23,190
Raw materials	217,032	230,541
Unreturned customer inventories	21,444	15,771
Total inventories	$726,308	$727,922
Note 7.   Acquired Intangible Assets
Acquired identifiable intangible assets consist of the following (in thousands):

	March 31, 2026			December 31, 2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$319,815	$(115,289)	$204,526	$323,312	$(111,256)	$212,056
Trademarks and trade names⁽ᵃ⁾	89,978	(5,354)	84,624	91,666	(5,284)	86,382
Patents and developed technology	14,123	(5,041)	9,082	14,123	(4,816)	9,307
Other	4,280	(4,280)	—	4,280	(4,280)	—
Total	$428,196	$(129,964)	$298,232	$433,381	$(125,636)	$307,745
(a) Trademarks and trade names include $82.5 million of indefinite lived intangible assets which are not amortized.
Total amortization expense for acquired intangible assets was $4.7 million and $4.4 million for the three months ended March 31, 2026 and 2025, respectively. Based on the current estimated useful lives assigned to our intangible assets, amortization expense is estimated to be $13.9 million for the remainder of 2026, $18.6 million in 2027, $18.6 million in 2028, $17.3 million in 2029 and $147.3 million in the aggregate for the years 2030 through 2041.
Note 8.    Leases
We have operating and finance leases for our manufacturing facilities, warehouses, office space, automobiles, and certain equipment. Our leases have remaining lease terms of up to eight years, some of which may include one or more five-year renewal options. We have not included any of the renewal options in our operating lease payments as we concluded that it is not reasonably certain that we will exercise any of these renewal options. Leases with an initial term of twelve months or less are not recorded on the balance sheet. Operating lease expense is recognized on a straight-line basis over the lease term. Finance leases are not material.
The following tables provide quantitative disclosures related to our operating leases and include all operating leases acquired from the date of acquisition (in thousands, except where otherwise indicated):

Balance Sheet Information	March 31, 2026	December 31, 2025
Assets
Operating lease right-of-use assets	$102,003	$105,178

Liabilities
Sundry payables and accrued expenses	$21,972	$21,990
Noncurrent operating lease liabilities	90,345	93,381
Total operating lease liabilities	$112,317	$115,371

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Weighted Average Remaining Lease Term	6.7 Years	6.9 Years
Weighted Average Discount Rate	5.1%	5.1%

	Three Months Ended March 31,
Lease Expense	2026	2025
Lease expense	$6,257	$6,223
Variable and other lease expense (a)	1,204	1,728
Total lease expenses	$7,461	$7,951
(a)Relates to non-lease components such as maintenance, property taxes, etc., and operating lease expense for leases with an initial term of 12 months or less which are not material.

	Three Months Ended March 31,
	2026	2025
Supplemental Cash Flow Information
Cash paid for the amounts included in the measurement of lease liabilities	$6,060	$5,819
Right-of-use assets obtained in exchange for new lease obligations (a)	$1,837	$6,420
(a)Includes $1.5 million related to the lease modification and extension for our manufacturing facility and warehouse in Tijuana, Mexico and $5.7 million related to the lease modification and extension for our manufacturing facility in Reynosa, Mexico during the three months ended March 31, 2026 and 2025, respectively.
Minimum Lease Payments
At March 31, 2026, we are obligated to make minimum lease payments through 2034, under operating leases, which are as follows:

2026	$17,004
2027	20,870
2028	17,525
2029	16,260
2030	16,517
Thereafter	45,882
Total lease payments	134,058
Less: Interest	(21,741)
Present value of lease liabilities	$112,317

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 9.     Credit Facilities and Long-Term Debt
Total debt outstanding is summarized as follows (in thousands):

	March 31,	December 31,
	2026	2025
2024 Credit Agreement (a)
Multi-currency revolver	$348,250	$298,426
U.S. dollar term loan (b)	186,375	188,771
Euro term loan (b)	107,235	110,855
Other	16,760	20,663
Total debt	$658,620	$618,715

Current maturities of debt	$49,370	$51,988
Long-term debt	609,250	566,727
Total debt	$658,620	$618,715
(a) Weighted average interest rate, adjusted for the impact of interest rate swap agreements, is 4.9% and 4.8% at March 31, 2026 and December 31, 2025, respectively. Interest rates primarily consist of Term SOFR for borrowings in U.S. dollars and EURIBOR for borrowings in euros.
(b) Amounts are shown net of unamortized deferred financing costs of $1.8 million at March 31, 2026 and $1.9 million at December 31, 2025, respectively.
2024 Credit Agreement
Outstanding borrowings, net of unamortized deferred financing costs, and letters of credit under the 2024 credit agreement consist of the following (in millions):

	March 31, 2026	December 31, 2025
Current maturities of debt	$47.1	$45.3
Long-term debt	594.7	552.8
Total outstanding borrowings	$641.8	$598.1

Letters of credit	$4.5	$4.6
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
Polish Overdraft Facility
The Company has an overdraft facility that provides for borrowings of up to Polish zloty 30 million (approximately $8.0 million) if borrowings are solely in Polish zloty, or up to 85% of the Polish zloty 30 million limit (approximately $6.8 million) if borrowings are in euros and/or U.S. dollars. The overdraft facility automatically renews every three months until June 2027, subject to cancellation by either party, at its sole discretion, at least 30 days prior to the commencement of the three-month renewal period. There were $2.2 million of borrowings outstanding under the overdraft facility at March 31, 2026 and $3.6 million borrowings outstanding at December 31, 2025.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Maturities of Debt
As of March 31, 2026, maturities of debt, net of unamortized deferred financing costs, through 2046, assuming no prepayments, are as follows (in thousands):

	Multi-Currency Revolver	U.S. Dollar Term Loan	Euro Term Loan	Other Debt	Total
Remainder of 2026	$—	$7,210	$4,152	$2,221	$13,583
2027	—	14,655	8,437	89	23,181
2028	—	19,703	11,340	—	31,043
2029	348,250	144,807	83,306	—	576,363
2030	—	—	—	—	—
Thereafter	—	—	—	14,450	14,450
Total	$348,250	$186,375	$107,235	$16,760	$658,620
Less: current maturities	(30,000)	(10,869)	(6,258)	(2,243)	(49,370)
Long-term debt	$318,250	$175,506	$100,977	$14,517	$609,250
Deferred Financing Costs
Deferred financing costs of $3.3 million related to our term loans and revolving credit facilities as of March 31, 2026, assuming no prepayments, are being amortized in the amounts of $0.8 million for the remainder of 2026, $1.0 million in 2027, $0.9 million in 2028, and $0.6 million in 2029.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 10. Accumulated Other Comprehensive Income Attributable to SMP
Accumulated other comprehensive income attributable to SMP consists of the following (in thousands):

	Three Months Ended March 31, 2026
	Foreign Currency Translation		Cash Flow Hedges (a)	Postretirement Benefit Plans	Total
Balance at December 31, 2025	$15,931		$1,923	$3	$17,857
Other comprehensive income (loss) before reclassifications	(6,535)	(b)	1,614	$—	(4,921)
Amounts reclassified from accumulated other comprehensive income (loss)	—		202	(1)	201
Net other comprehensive income (loss)	(6,535)		1,816	(1)	(4,720)
Tax amounts	(1,002)		(472)	1	(1,473)
Balance at March 31, 2026	$8,394		$3,267	$3	$11,664
(a)Other comprehensive income (loss) before reclassifications consists of $1.8 million ($1.3 million, net of tax) unrecognized gain relating to the change in fair value of cash flow interest rate hedges and cash settlement receipts of $0.2 million ($0.1 million, net of tax).
(b)Foreign currency translation primarily reflects the depreciation of the Danish kroner.

	Three Months Ended March 31, 2025
	Foreign Currency Translation		Cash Flow Hedges (a)	Postretirement Benefit Plans	Total
Balance at December 31, 2024	$(29,769)		$3,924	$13	$(25,832)
Other comprehensive income (loss) before reclassifications	10,881	(b)	(1,542)	—	9,339
Amounts reclassified from accumulated other comprehensive income (loss)	—		412	(4)	408
Net other comprehensive income (loss)	10,881		(1,130)	(4)	9,747
Tax amounts	2,134		294	2	2,430
Balance at March 31, 2025	$(16,754)		$3,088	$11	$(13,655)
(a)Other comprehensive income (loss) before reclassifications consists of $1.1 million ($0.8 million, net of tax) unrecognized loss relating to the change in fair value of cash flow interest rate hedges and cash settlement receipts of $0.4 million ($0.3 million, net of tax).
(b)Foreign currency translation primarily reflects the appreciation of the Danish Kroner and the Polish zloty.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 11. Stock-Based Compensation Plans
Our restricted and performance-based share activity was as follows for the three months ended March 31, 2026:

	Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2025	965,172	$28.28
Granted	288,389	36.84
Vested	(31,672)	26.17
Forfeited	(2,383)	29.58
Performance Shares Adjustment	11,246	$26.77
Balance at March 31, 2026	1,230,752	$30.32
The following table shows stock-based compensation expense, which is primarily recorded in selling, general and administrative expenses in the consolidated statements of operations (in millions):

	Three Months Ended March 31,
	2026	2025
Stock-based compensation expense	$3.0	$1.6
Income tax benefits related to stock-based compensation	0.8	0.5
Stock-based compensation expense, net of tax	$2.2	$1.1
The unrecognized compensation expense related to our restricted and performance-based shares was $23.6 million at March 31, 2026, and is expected to be recognized as they vest over a weighted average period of 3.2 years and 1 month for employees and directors, respectively.
Note 12.  Employee Benefits
We maintain a defined contribution Supplemental Executive Retirement (“SERP”) Plan that allows key employees to elect to defer a portion of their compensation. In addition, we may at our discretion make contributions to the SERP plan on behalf of the employees. In the three months ended March 31, 2026, we made company contributions to the SERP plan of $0.5 million related to calendar year 2025.
We also have an Employee Stock Ownership Plan and Trust for employees who are not covered by a collective bargaining agreement. In connection therewith, we maintain an employee benefits trust to which we contribute shares of treasury stock. We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under the plan. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released. The trustees will vote the shares in accordance with their fiduciary duties. During the three months ended March 31, 2026, we contributed 74,400 shares to the trust from our treasury and released 74,400 shares from the trust leaving 200 shares remaining in the trust as of March 31, 2026.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 13.  Derivative Instruments
As part of our risk management strategy, we occasionally use derivative instruments, including interest rate swaps, forward foreign exchange contracts and non-derivative instruments such as foreign currency denominated debt, to reduce our market risk for changes in interest rates and to manage foreign exchange rate risk. There have been no material changes during the three months ended March 31, 2026 to our risk management policies, strategies, types of instruments and valuation techniques used in measuring fair value from the information provided in Note 17 of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025.
The notional amounts of financial instruments used to hedge the above risks are as follows (in millions):

	March 31, 2026	December 31, 2025
Interest rate swaps	$209	$213
Non-derivative debt instruments	$188	$192
We do not offset derivative assets against liabilities in master netting agreements and there were no receivables or payables recognized on receipt or payment of cash collateral at March 31, 2026 and December 31, 2024.
Cash Flow Hedges
The fair value of interest rate swap agreements designated as cash flow hedges of interest rate risk are as follows (in thousands):

	March 31, 2026	December 31, 2025
Derivative assets	$4,399	$2,587
Derivative liabilities	$—	$—
Gains/losses are deferred and recorded in accumulated other comprehensive income, net of income taxes, in our consolidated balance sheet and reclassified to interest expense in the consolidated statements of operations when the hedged interest payments on the underlying borrowings are recognized in interest expense. We expect to reclassify a net gain of $1.2 million from accumulated other comprehensive income in the next twelve months. We perform quarterly hedge effectiveness assessments and anticipate that the interest rate swap will be highly effective throughout its term. If it becomes probable that the hedged interest payment(s) will not occur, we immediately recognize the related deferred hedging gains/losses in earnings. There were no such reclassifications during the three months ended March 31, 2026.
Net Investment Hedge
Foreign exchange remeasurement gains/losses on euro-denominated debt designated in the fourth quarter of 2024 as a hedge of our net investment in Nissens Automotive's foreign operations, whose functional currency is Danish kroner, are recorded as a currency translation adjustment in accumulated other comprehensive income in the consolidated balance sheet, provided the net investment hedge is highly effective. The gains/losses will subsequently be reclassified into earnings when the hedged net investment is either sold or substantially liquidated. We recognized a gain of $3.9 million as a currency translation adjustment in other comprehensive income in the three months ended March 31, 2026 and a loss of $8.2 million in the three months ended March 31, 2025 . No gains or losses related to the net investment hedge were recognized in earnings during the three months ended March 31, 2026 or 2025.
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
The following is a summary of the estimated fair values, carrying amounts, and classification under the fair value hierarchy of our financial instruments recorded at fair value (in thousands):

	Fair Value	March 31, 2026		December 31, 2025
	Hierarchy Level	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Deferred compensation	1	27,105	27,105	27,511	27,511
Cash flow hedge interest rate swaps	2	4,399	4,399	2,587	2,587
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
The carrying value of our short-term borrowings and long-term debt under our credit facilities of $658.6 million and $618.7 million at March 31, 2026 and December 31, 2025, respectively approximates fair value as the variable interest rates in the facilities reflect current market rates, which are considered level 2 inputs.
Note 15.  Earnings Per Share
The following are reconciliations of the net earnings attributable to SMP and the shares used in calculating basic and diluted net earnings per common share attributable to SMP (in thousands, except shares and per share data):

	Three Months Ended March 31,
	2026	2025
Net earnings (loss) attributable to SMP
Continuing operations	$18,321	$13,705
Discontinued operations	(1,185)	(1,139)
Net earnings attributable to SMP per common share	$17,136	$12,566

Basic net earnings (loss) per common share attributable to SMP
Continuing operations	$0.83	$0.63
Discontinued operations	$(0.06)	$(0.06)

Diluted net earnings (loss) per common share attributable to SMP
Continuing operations	$0.81	$0.61
Discontinued operations	$(0.06)	$(0.05)

Weighted average common shares outstanding, basic	22,167,006	21,886,810
Dilutive effect of restricted stock and performance-based stock	552,726	433,058
Weighted average common shares outstanding, diluted	22,719,732	22,319,868

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The shares listed below were not included in the computation of diluted net earnings per common share attributable to SMP because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):

	Three Months Ended March 31,
	2026	2025
Restricted and performance-based shares	363	342
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
The accounting policies of each segment are the same as those described in Note 1, "Summary of Significant Accounting Policies" in our Form 10-K for the year-ended December 31, 2025.
The following tables contain financial information for each reportable operating segment (in thousands):

Three Months Ended March 31, 2026	Vehicle Control	Temperature Control	Nissens Automotive	Engineered Solutions	Intersegment sales	Total
Net sales	$213,839	$89,504	$74,367	$74,312	$(856)	$451,166
Cost of sales	145,674	60,852	42,296	64,027	(856)	311,993
Gross profit	68,165	28,652	32,071	10,285	—	139,173

Selling and marketing expenses	11,998	3,669	5,261	1,993	—
Distribution expenses	18,759	7,514	9,151	1,268	—
General and administration expenses	10,450	4,518	9,661	5,178	—
Supply chain financing expenses	7,073	2,038	123	—	—
Restructuring expenses	272	70	—	24	—
Other expenses	—	—	2	—	—

Segment operating income	$19,613	$10,843	$7,873	$1,822	$—	40,151

Unallocated corporate expenses and other						6,058
Other non-operating income, net						(1,279)
Interest expense						7,518
Earnings from continuing operations before income taxes						$25,296

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three Months Ended March 31, 2025	Vehicle Control	Temperature Control	Nissens Automotive	Engineered Solutions	Intersegment sales	Total
Net sales	$192,342	$88,883	$66,182	$65,972	$—	$413,379
Cost of sales	130,181	61,285	42,928	54,263	—	288,657
Gross profit	62,161	27,598	23,254	11,709	—	124,722

Selling and marketing expenses	12,335	4,197	2,763	1,930	—
Distribution expenses	15,447	8,113	9,347	1,496	—
General and administration expenses	9,667	4,325	8,130	5,087	—
Supply chain financing expenses	6,404	2,927	—	—	—
Restructuring expenses	526	136	—	20	—
Other expenses	—	—	427	—	—

Segment operating income	$17,782	$7,900	$2,587	$3,176	$—	$31,445

Unallocated corporate expenses and other						6,983
Other non-operating income, net						2,248
Interest expense						7,761
Earnings from continuing operations before income taxes						$18,949

	Three Months Ended March 31,
(in thousands)	2026	2025
Depreciation and amortization
Vehicle Control	$4,297	$3,670
Temperature Control	808	778
Nissens Automotive	3,266	2,987
Engineered Solutions	2,594	2,500
Total operating segment depreciation and amortization	10,965	9,935
Corporate	350	332
Total depreciation and amortization	$11,315	$10,267
Capital expenditures
Vehicle Control	$3,693	$5,379
Temperature Control	690	1,301
Nissens Automotive	665	136
Engineered Solutions	1,632	1,656
Total operating segment capital expenditures	6,680	8,472
Corporate	60	660
Total capital expenditures	$6,740	$9,132

(in thousands)	March 31, 2026	December 31, 2025
Investment in unconsolidated affiliates
Vehicle Control	$2,814	$2,883
Temperature Control	22,134	20,402
Nissens Automotive	—	—
Engineered Solutions	1,737	3,025
Total operating segment investment in unconsolidated affiliates	26,685	26,310
Corporate	—	—
Total investment in unconsolidated affiliates	$26,685	$26,310

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands)	March 31, 2026	December 31, 2025
Total assets
Vehicle Control	$748,928	$741,732
Temperature Control	367,361	312,884
Nissens Automotive	519,487	531,606
Engineered Solutions	291,407	289,776
Total operating segment assets	1,927,183	1,875,998
Corporate	121,116	119,243
Total assets	$2,048,299	$1,995,241
Note 17. Net Sales
We disaggregate our net sales from contracts with customers by major product group and geographic area within each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our net sales are affected by economic factors.
Major Product Group
The Vehicle Control operating segment generates its revenues from core aftermarket sales of ignition, emissions, and fuel delivery, electrical and safety, and wire sets and other product categories primarily in the United States. The Temperature Control operating segment generates its revenue from aftermarket sales of air conditioning (“AC”) system components and other thermal products. The Nissens Automotive operating segment generates its revenues from aftermarket sales of air conditioning system components, engine cooling and engine efficiency products primarily in Europe. The Engineered Solutions operating segment generates revenues from custom-engineered products to vehicle and equipment manufacturers in highly diversified global end-markets such as commercial and light vehicles, construction, agriculture, power sports and marine.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes consolidated net sales by major product group within each operating segment (in thousands):

	Three Months Ended March 31,

	2026	2025
Vehicle Control
Engine Management (Ignition, Emissions and Fuel Delivery)	$141,087	$118,366
Electrical and Safety	57,866	58,319
Wire Sets and Other	14,886	15,657
Total Vehicle Control	213,839	192,342

Temperature Control
AC System Components	65,198	67,191
Other Thermal Components	24,306	21,692
Total Temperature Control	89,504	88,883

Nissens Automotive
Air Conditioning	26,273	27,166
Engine Cooling	31,451	27,773
Engine Efficiency	16,643	11,243
Total Nissens Automotive	74,367	66,182

Engineered Solutions
Light Vehicle	22,920	21,404
Commercial Vehicle	22,908	18,605
Construction/Agriculture	9,504	9,408
All Other	18,980	16,555
Total Engineered Solutions	74,312	65,972

Intersegment sales	(856)	—

Total	$451,166	$413,379
Geographic Area
We sell our line of products primarily in the United States, with additional sales in Europe, Canada, Mexico, and other foreign countries. Sales are attributed to countries based upon the location of the customer. Our sales are substantially denominated in U.S. dollars.
The following tables provide disaggregation of net sales information by geographic area within each operating segment (in thousands):

Three Months Ended March 31, 2026	Vehicle Control	Temperature Control	Nissens Automotive	Engineered Solutions	Intersegment sales	Total
United States	$193,743	$85,161	$4,850	$39,432	$(489)	$322,697
Europe, excluding Poland	215	65	51,132	14,005	(21)	65,396
Canada	10,032	3,912	115	9,726	(275)	23,510
Poland	75	1	14,620	2,355	(71)	16,980
Mexico	8,509	—	34	2,813	—	11,356
Other foreign	1,265	365	3,616	5,981	—	11,227
Total	$213,839	$89,504	$74,367	$74,312	$(856)	$451,166

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three Months Ended March 31, 2025	Vehicle Control	Temperature Control	Nissens Automotive	Engineered Solutions	Intersegment sales	Total
United States	$172,333	$84,458	$3,507	$37,299	$—	$297,597
Europe, excluding Poland	200	7	43,105	12,299	—	55,611
Canada	9,390	4,091	71	7,603	—	21,155
Poland	7	—	16,387	699	—	17,093
Mexico	9,064	2	24	2,226	—	11,316
Other foreign	1,348	325	3,088	5,846	—	10,607
Total	$192,342	$88,883	$66,182	$65,972	$—	$413,379
Note 18. Commitments and Contingencies
Asbestos
In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying consolidated statements of operations. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001, and the amounts paid for settlements, awards of asbestos-related damages, and defense of such claims. At March 31, 2026, approximately 1,032 cases were outstanding for which we may be responsible for any related liabilities. Since inception in September 2001 through March 31, 2026, the amounts paid for settled claims and awards of asbestos-related damages, including interest, were approximately $108.1 million. We do not have insurance coverage for the indemnity and defense costs associated with the claims we face.
In evaluating our potential asbestos-related liability, we have considered various factors including, among other things, an actuarial study of the asbestos related liabilities performed by an independent actuarial firm, our settlement amounts and whether there are any co-defendants, the jurisdiction in which lawsuits are filed, and the status and results of such claims. As is our accounting policy, we consider the advice of actuarial consultants with experience in assessing asbestos-related liabilities to estimate our potential claim liability; and perform an actuarial evaluation in the third quarter of each year and whenever events or changes in circumstances indicate that additional provisions may be necessary. The methodology used to project asbestos-related liabilities and costs in our actuarial study considered: (i) historical data available from publicly available studies; (ii) an analysis of our recent claims history to estimate likely filing rates into the future; (iii) an analysis of our pending claims; (iv) an analysis of our settlements and awards of asbestos-related damages to date; and (v) an analysis of closed claims with pay ratios and lag patterns in order to develop average future settlement values. Based on the information contained in the actuarial study and all other available information considered by us, we have concluded that no amount within the range of settlement payments and awards of asbestos-related damages was more likely than any other and, therefore, in assessing our asbestos liability we compare the low end of the range to our recorded liability to determine if an adjustment is required.
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
Based upon the results of the August 31, 2025 actuarial study, in September 2025 we increased our asbestos liability to $127.5 million, the low end of the range, and recorded an incremental pre-tax provision of $44.4 million in loss from discontinued operations in the consolidated statement of operations. Future legal costs, which are expensed as incurred and reported in loss from discontinued operations in the accompanying consolidated statements of operations, are estimated, according to the August 31, 2025 study, to range from $48.5 million to $115.3 million for the period through 2065. Total operating cash outflows related to discontinued operations, which include settlements, awards of asbestos-related damages and legal costs, net of taxes, were $2.9 million and $4.4 million for the three months ended March 31, 2026 and 2025, respectively.

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
Warranties
We generally warrant our products against certain manufacturing and other defects. These product warranties are provided for specific periods of time of the product depending on the nature of the product. The accrued product warranty costs are based primarily on historical experience of actual warranty claims and included in accrued customer returns on the consolidated balance sheet.
The following table provides the changes in our product warranties (in thousands):

	Three Months Ended March 31,
	2026	2025
Balance, beginning of period	$27,561	$24,715
Liabilities accrued for current year sales	30,222	32,625
Settlements of warranty claims	(22,791)	(25,989)
Balance, end of period	$34,992	$31,351

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
Our Nissens Automotive operating segment services our core automotive aftermarket customers primarily in Europe with thermal management and engine efficiency products. Segment offerings include premium replacement parts within the following major product groups: (1) Air Conditioning, which includes compressors and condensers, electronics, such as blowers, fans and pressure sensors, and related components, such as evaporators, expansion valves and heaters; (2) Engine Cooling, which includes radiators and oil coolers, electronics, such as electric water pumps and temperature sensors, and related components, such as expansion tanks and fan clutches; and (3) Engine Efficiency, which includes turbochargers and intercoolers, electronics, such as exhaust gas recirculation (EGR) valves and modules, and related components, such as EGR coolers and oil feed pipes.
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
Overview of Financial Performance
The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto. This discussion summarizes the significant factors affecting our results of operations and the financial condition of our business during the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(In thousands, except per share data)	2026	2025

Net sales	$451,166	$413,379
Gross profit	139,173	124,722
Gross profit %	30.8%	30.2%
Operating income	34,093	24,462
Operating income %	7.6%	5.9%
Earnings from continuing operations before income taxes	25,296	18,949
Provision for income taxes	6,826	5,069
Earnings from continuing operations	18,470	13,880
Loss from discontinued operations, net of income taxes	(1,185)	(1,139)
Net earnings	17,285	12,741
Net earnings attributable to noncontrolling interest	149	175
Net earnings attributable to SMP	17,136	12,566
Net earnings per share data attributable to SMP – Diluted:
Continuing operations	$0.81	$0.61
Discontinued operations	(0.06)	(0.05)
Net earnings per common share	$0.75	$0.56
Consolidated net sales for the three months ended March 31, 2026 were $451.2 million, an increase of $37.8 million, or 9.1%, compared to net sales of $413.4 million in the same period in 2025.
The increase in net sales in the three months ended March 31, 2026 when compared to the same period in the prior year reflects the impact of multiple factors including:
•higher net sales in our Vehicle Control operating segment as certain customers expanded their range of our products, as well as some benefit from higher prices following the pass through to customers of tariffs implemented later in 2025,
•improved net sales in our Engineered Solutions operating segment as growth begins to recover from the general softness in end markets experienced in 2025,
•increased net sales in our Nissens Automotive operating segment with the benefit of foreign exchange conversion and higher demand from existing customers, and
•slight increase in net sales in our Temperature Control operating segment as the benefits of the strong growth in 2025 continue into early 2026.
•Overall, full year results at our Temperature Control and Nissens Automotive operating segments will be dependent upon summer weather conditions and customer inventory levels.
Gross margins, as a percentage of net sales, increased to 30.8% in the first quarter of 2026 compared to 30.2% in the first quarter of 2025. Overall, the gross margin increase as a percentage of sales in the first quarter of 2026 primarily reflects the positive impact of higher sales volumes including the impact of cost control measures and $4.6 million of amortization for inventory fair value adjustments related to the application of accounting for business combinations in the first quarter of 2025 that did not recur, which more than offset the impact of higher tariffs on imports into the United States.
Operating margin as a percentage of net sales for the three months ended March 31, 2026 increased to 7.6% as compared to 5.9% for the same period in 2025. Included in our operating margin were selling, general and administrative expenses of $104.8 million, or 23.2% of net sales for the three months ended March 31, 2026 compared to $99.8 million, or 24.2% of net sales, for the same period in 2025. The $5.0 million increase in selling, general and administrative expenses in the first quarter of 2026 as compared to the first quarter of 2025 is principally due to higher distribution expenses driven by higher sales. However, selling, general and administrative expenses as a percentage of net sales improved due to higher sales volume relative to fixed cost components.
United States Trade Policy
Since February 2025, the United States government imposed new tariffs on imports to the United States from certain countries and regions, including Canada, Mexico, China, the European Union and many other countries. Certain foreign governments have implemented retaliatory actions in response to the change in United States trade policy. We operate manufacturing plants in, and rely on imports primarily from Canada, Mexico, China and the European Union to serve our customers in the United States, and therefore, we are exposed to the adverse impacts of higher tariffs on imported raw materials, components and finished goods. In response, we have taken, and will continue to take actions to optimize our operations to minimize the impact of such tariffs and maintain our profitability through cost and pricing measures. We believe our diverse global footprint provides a competitive advantage and resiliency within our supply chain. More than one-half of our sales in the United States are from products manufactured in North America, which are currently mostly exempt from tariffs under the United States-Mexico-Canada Agreement. Products sourced from China represent approximately one-quarter of our sales in the United States, with the remainder of our sales in the United States from products sourced from other regions of the world which are currently subject to lower tariffs. Furthermore, our recent acquisition of Nissens Automotive provides sales diversification outside of the United States. The extent and duration of tariffs and the resulting impact on macroeconomic conditions and on our business are uncertain and may depend on various factors, including negotiations between the United States and affected countries, retaliation imposed by other countries, tariff exemptions, and decisions to pause, reimpose or increase tariffs. We will continue to actively monitor international trade developments and evaluate the potential impact on our results of operations and financial condition, including the potential refund of tariffs that had been imposed under the International Emergency Economic Powers Act following the United States Supreme Court decision to invalidate such tariffs.
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

Interim Results of Operations
Comparison of the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025
Sales. Consolidated net sales for the three months ended March 31, 2026 were $451.2 million, an increase of $37.8 million, or 9.1%, compared to $413.4 million in the same period of 2025, with the majority of our net sales to customers located in the United States.
The following table summarizes consolidated net sales by segment and by major product group within each segment (in thousands):

	Three Months Ended March 31,

	2026	2025
Vehicle Control
Engine Management (Ignition, Emissions and Fuel Delivery)	$141,087	$118,366
Electrical and Safety	57,866	58,319
Wire Sets and Other	14,886	15,657
Total Vehicle Control	213,839	192,342

Temperature Control
AC System Components	65,198	67,191
Other Thermal Components	24,306	21,692
Total Temperature Control	89,504	88,883

Nissens Automotive
Air Conditioning	26,273	27,166
Engine Cooling	31,451	27,773
Engine Efficiency	16,643	11,243
Total Nissens Automotive	74,367	66,182

Engineered Solutions
Light Vehicle	22,920	21,404
Commercial Vehicle	22,908	18,605
Construction/Agriculture	9,504	9,408
All Other	18,980	16,555
Total Engineered Solutions	74,312	65,972

Intersegment sales	(856)	—

Total	$451,166	$413,379
Vehicle Control’s net sales for the three months ended March 31, 2026 increased $21.5 million, or 11.2%, to $213.8 million compared to $192.3 million in the same period of 2025. The increase in Vehicle Control’s net sales was primarily driven by higher demand from certain customers expanding their range of our products, as well as some benefit from higher prices following the pass through to customers of tariffs implemented later in 2025.
Temperature Control’s net sales for the three months ended March 31, 2026 increased $0.6 million, or 0.7%, to $89.5 million compared to $88.9 million in the same period of 2025. Temperature Control’s net sales for the first quarter of 2026 reflect continued strong customer demand experienced in the same period in 2025. Overall full year results will be dependent upon summer weather conditions and customer inventory levels.
Nissens Automotive's net sales for the three months ended March 31, 2026 increased $8.2 million, or 12.4%, to $74.4 million compared to $66.2 million in the same period of 2025. The increase in Nissens Automotive’s net sales primarily resulted from the benefit of foreign exchange conversion and higher demand from existing customers. Overall full year results will be dependent upon summer weather conditions and customer inventory levels.

Engineered Solutions’ net sales for the three months ended March 31, 2026 increased $8.3 million, or 12.6%, to $74.3 million compared to $66.0 million in the same period of 2025. The increase in Engineered Solutions’ net sales reflects the recovery from the general softness in end markets experienced in 2025.
Gross Margins. Gross margins, as a percentage of consolidated net sales, increased to 30.8% in the first quarter of 2026, compared to 30.2% in the first quarter of 2025. The following table summarizes gross margins by segment (in thousands):

Three Months Ended March 31,	Vehicle Control	Temperature Control	Nissens Automotive	Engineered Solutions	Intersegment sales	Total
2026
Net sales	$213,839	$89,504	$74,367	$74,312	$(856)	$451,166
Gross margins	68,165	28,652	32,071	10,285	—	139,173
Gross margin percentage	31.9%	32.0%	43.1%	13.8%	—	30.8%

2025
Net sales	$192,342	$88,883	$66,182	$65,972	$—	$413,379
Gross margins	62,161	27,598	23,254	11,709	—	124,722
Gross margin percentage	32.3%	31.1%	35.1%	17.7%	—	30.2%

Compared to the first quarter of 2025, gross margin percentage at our Temperature Control and Nissens Automotive operating segments increased by 0.9 percentage points from 31.1% to 32.0% and 8.0 percentage points from 35.1% to 43.1%, respectively, and decreased at our Vehicle Control and Engineered Solutions operating segments by 0.4 percentage points from 32.3% to 31.9% and 3.9 percentage points from 17.7% to 13.8%, respectively.
The gross margin percentage at our Temperature Control operating segment continued to benefit from higher sales volume leading to favorable manufacturing cost absorption due to higher production levels, as well as the impact of cost saving measures.
The gross margin percentage improvement at our Nissens Automotive operating segment is primarily driven by $4.6 million of amortization for inventory fair value adjustments related to the application of accounting for business combinations in the first quarter of 2025 that did not recur.
The gross margin percentage at our Vehicle Control operating segment decreased in the first quarter of 2026 when compared to the same period in 2025 primarily due to the continued impact of higher tariffs on imports into the United States which were passed through to customers at cost.
The gross margin percentage at our Engineered Solutions operating segment decreased in the first quarter of 2026 when compared to the same period in 2025 despite higher sales due to unfavorable capitalization of costs in prior periods that carried over into 2026, as well as inflationary pressures.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $104.8 million, or 23.2% of consolidated net sales, in the first quarter of 2026, as compared to $99.8 million, or 24.2% of consolidated net sales, in the first quarter of 2025. The $5.0 million increase in selling, general and administrative expenses in the first quarter of 2026 as compared to the first quarter of 2025 is principally due to higher distribution expenses driven by higher sales.
Operating Income. Operating income was $34.1 million, or 7.6% of consolidated net sales, in the first quarter of 2026, compared to $24.5 million, or 5.9% of consolidated net sales, in the first quarter of 2025. The year-over-year increase in operating income of $9.6 million is primarily driven by an increase of $5.3 million at our Nissens Automotive segment principally due to $4.6 million of amortization for inventory fair value adjustments related to the application of accounting for business combinations in the first quarter of 2025 that did not recur, and a $2.9 million increase at our Temperature Control operating segment driven by higher gross margins and cost saving measures, as well as controlled selling, general and administrative expenses.
Other Non-Operating Income, Net. Other non-operating income, net was a loss of $1.3 million in the first quarter of 2026, compared to a gain of $2.2 million in the first quarter of 2025 primarily due to the impact of unfavorable foreign currency exchange rates on transactions.
Interest Expense. Interest expense was $7.5 million in the first quarter of 2026, compared to $7.8 million in the first quarter of 2025. The year-over-year decrease in interest expense primarily reflects the impact of lower average interest rates, partly offset by higher average outstanding borrowings in the first quarter of 2026 when compared to the first quarter of 2025 .
Income Tax Provision. The income tax provision in the first quarter of 2026 was $6.8 million at an effective tax rate of 27.0% compared to $5.1 million at an effective tax rate of 26.8% for the same period in 2025 primarily reflecting higher earnings.
Loss from Discontinued Operations. Loss from discontinued operations, net of income taxes, during the first quarter of 2026 and 2025 of $1.2 million and $1.1 million, respectively, reflects legal and other administrative expenses associated with our asbestos-related liability. As discussed more fully in Note 18, “Commitments and Contingencies” in the notes to our consolidated financial statements (unaudited), we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Restructuring Programs
For a detailed discussion on the restructuring costs, see Note 4, “Restructuring Expenses,” of the notes to our consolidated financial statements (unaudited).
Liquidity and Capital Resources
Our primary cash requirements include working capital, capital expenditures, quarterly dividend payments, stock repurchases, principal and interest payments on indebtedness and acquisitions. The following table summarizes our primary sources of funds including ongoing net cash flows from operating activities and borrowing availability under our credit agreement (in thousands):

	March 31,		December 31,
	2026	2025	2025
Operating cash flows	$(41,929)	$(60,220)	$57,440
Total debt	$658,620	$650,555	$618,715
Cash	59,207	50,276	72,031
Net debt	$599,413	$600,279	$546,684
Remaining borrowing capacity	$87,217	$108,463	$137,004
Total liquidity	146,424	158,739	209,035
Operating Activities. During the first three months of 2026, cash used in operating activities was $41.9 million compared to $60.2 million in the same period of 2025.
Net earnings during the first three months of 2026 were $17.3 million compared to $12.7 million in the same period of 2025. The $18.3 million decrease in cash used in operating activities resulted primarily from higher net earnings, and lower net cash outflows from changes in working capital. Lower net cash outflows from changes in working capital are primarily due to a lower increase in the inventory balance due to the timing of shipments in early 2026 and improved accounts payable terms, partly offset by a growing accounts receivable balance due to higher net sales in the first three months of 2026, as compared to the same period of 2025.
During the year ended December 31, 2025, we generated operating cash flow from net earnings and by actively managing our payables and accounts receivable despite increased inventories due to higher sales and capitalized tariff costs. We continue to actively manage our working capital to maximize our operating cash flow.
Investing Activities. Cash used in investing activities was $6.7 million during the first three months of 2026, as compared to $6.2 million in the same period of 2025. Investing activities during the three months ended March 31, 2026 and 2025 primarily consisted of capital expenditures of $6.7 million and $9.1 million, respectively. Capital expenditures have returned to normal levels following a period of elevated spending due to the investment in our new distribution facility in Shawnee, Kansas.
Financing Activities. Cash provided by financing activities was $35.8 million and $72.5 million during the first three months of 2026 and 2025, respectively. During the first three months of 2026, we increased our borrowings under our 2024 Credit Agreement by $47.5 million, and paid dividends to SMP shareholders of $7.3 million. Cash provided by borrowings under our 2024 Credit Agreement in the three months ended March 31, 2026 was primarily used to fund our operating activities, including tariff costs, capital expenditures, and pay dividends.

During the first three months of 2025, we increased our borrowings by $79.1 million and paid dividends to SMP shareholders of $6.8 million. Cash provided by borrowings in the three months ended March 31, 2025 was primarily used to fund our operating activities, capital expenditures and pay dividends.
In February 2026, we raised our quarterly dividend to SMP shareholders from $0.31 to $0.33 per share of common stock. We anticipate that we will continue to pay quarterly cash dividends in the future. However, the payment and amount of future dividends remain within the discretion of the Board and will depend upon our future earnings, financial condition, capital requirements, legal requirements, and other factors.
Liquidity
Our primary sources of funds are ongoing net cash flows from operating activities and availability under our financing arrangements, primarily our 2024 Credit Agreement, as described below and further in Note 9, “Credit Facilities and Long-Term Debt,” of the notes to our consolidated financial statements (unaudited) and Note 11 of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Outstanding borrowings, net of unamortized deferred financing costs, and letters of credit under the 2024 credit agreement consist of the following (in millions):

	March 31, 2026	December 31, 2025
Current maturities of debt	$47.1	$45.3
Long-term debt	594.7	552.8
Total outstanding borrowings	$641.8	$598.1

Letters of credit	$4.5	$4.6
The weighted average interest rate under the 2024 Credit Agreement, adjusted for the impact of interest rate swap agreements, is 4.9% and 4.8% at March 31, 2026 and December 31, 2025, respectively. Interest rates primarily consist of Term SOFR for borrowings in U.S. dollars and EURIBOR for borrowings in euros.
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
The Company has an overdraft facility that provides for borrowings of up to Polish zloty 30 million (approximately $8.0 million) if borrowings are solely in Polish zloty, or up to 85% of the Polish zloty 30 million limit (approximately $6.8 million) if borrowings are in euros and/or U.S. dollars. The overdraft facility automatically renews every three months until June 2027, subject to cancellation by either party, at its sole discretion, at least 30 days prior to the commencement of the three-month renewal period. There were $2.2 million of borrowings outstanding under the overdraft facility at March 31, 2026.
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
Pursuant to these agreements, we sold $214.9 million and $184.6 million of receivables during the three months ended March 31, 2026 and 2025, respectively. Receivables presented at financial institutions and not yet collected as of March 31, 2026 were approximately $0.9 million and remained in our accounts receivable balance as of that date. All receivables sold were reflected as a reduction of accounts receivable in the consolidated balance sheet at the time of sale. A charge in the amount of $9.2 million and $9.3 million related to the sale of receivables was included in selling, general and administrative expenses in our consolidated statements of operations for the three months ended March 31, 2026 and 2025, respectively.
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
In 2022, our Board of Directors authorized the purchase of up to $30 million of our common stock under a stock repurchase program. Stock will be purchased from time to time in the open market, or through private transactions, as market conditions warrant. Under this program, there were no repurchases of common stock during the three months ended March 31, 2026 and 2025. As of March 31, 2026, there was approximately $19.6 million available for future stock purchases under the program.
Material Cash Commitments
Material cash commitments as of March 31, 2026 consist of required cash payments to service our outstanding borrowings of $641.8 million under our 2024 Credit Agreement, the future minimum cash requirements of $134.1 million through 2034 under operating leases, and expected future cash payments relating to our restructuring activities of $0.9 million with approximately $0.8 million to be paid in the remainder of 2026. All of our other known cash commitments as of March 31, 2026 are not material. For additional information related to our material cash commitments, see Note 4, “Restructuring Expenses”, Note 8, “Leases,” and Note 9, “Credit Facilities and Long-Term Debt,” in the notes to our consolidated financial statements (unaudited).
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
For further information regarding the risks in our business, refer to Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.
Critical Accounting Policies and Estimates
We have identified the accounting policies and estimates surrounding the “Valuation of Long-Lived and Intangible Assets and Goodwill,” and “Asbestos Litigation” as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies and estimates on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” where such policies and estimates affect our reported and expected financial results. There have been no material changes to these and other accounting policies and estimates from the information provided in Note 1 of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
As of March 31, 2026 and December 31, 2025, the remeasurement impact of non-functional currency denominated monetary assets and liabilities, excluding monetary liabilities designated in a net investment hedge, are immaterial, therefore, the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the incremental effect of such a change on our foreign currency denominated revenues.
Interest Rate Risk
We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To reduce our market risk to changes in interest rates on our variable rate borrowings, and to manage a portion of our exposure to changes in interest rates, we occasionally enter into interest rate swap agreements to synthetically convert all or a portion of our variable rate debt to a fixed rate. As of March 31, 2026, we had interest rate swap agreements with a total notional amount of $209 million.
As of March 31, 2026, we had $641.8 million of outstanding borrowings under our 2024 Credit Agreement, net of deferred financing costs, of which $434.6 million bears interest at variable rates of interest and $209 million bears interest at fixed rates, after consideration of the interest rate swap agreements, less unamortized deferred financing costs of $1.8 million. Additionally, we invest our excess cash in highly liquid short-term investments. Based upon our current level of borrowings under our 2024 Credit Agreement and our excess cash, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate may have an approximate $3.8 million annualized negative impact on our earnings before income taxes or cash flows.
In addition, we are party to several supply chain financing arrangements, in which we may sell certain of our customers’ trade accounts receivable to such customers’ financial institutions. We sell our undivided interests in certain of these receivables at our discretion when we determine that the cost of these arrangements is less than the cost of servicing our receivables with existing debt. During the three months ended March 31, 2026 we sold $214.9 million. Depending upon the level of sales of receivables, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate may have an approximate $2.1 million negative impact on our earnings before income taxes or cash flows for the three months ended March 31, 2026. The charge related to the sale of receivables is included in selling, general and administrative expenses in our consolidated statements of operations.
Other than the aforementioned, there have been no significant changes to the information presented in Item 7A (Market Risk) of our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report due to the un-remediated material weakness in internal control over financial reporting related to ineffective general information technology controls over certain IT systems that support financial transactions and reporting at our Nissens Automotive operating segment, which was previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. For additional information, please refer to Part II - Item 9A. of the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
Our management is committed to maintaining a strong internal control environment. In response to the material weakness, management, with oversight of the Audit Committee of the Board of Directors, has been engaged in developing and implementing a remediation plan to address the material weakness related to ineffective general information technology controls over certain IT systems that support financial transactions and reporting at our Nissens Automotive operating segment. These remediation efforts are ongoing and we have made the following progress in 2026:
•Engaged external resources on a temporary basis while actively recruiting for additional experienced IT personnel
•Rationalized the number of users with privileged access to affected IT systems
•Deployed tools to log the activities of privileged users within affected IT systems
•Actively working on enhancing the design of controls over the monitoring of privileged users activities within affected IT systems
•Continuing to assess, where necessary, implementing additional controls and substantive procedures to obtain comfort over the completeness and accuracy of data from the affected IT systems
(b)Changes in Internal Control Over Financial Reporting.
During the quarter ended March 31, 2026, other than the ongoing remediation described above, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We review, document and test our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control – Integrated Framework. We may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts may lead to various changes in our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information relating to the Company’s purchases of its common stock for each of the three months in the quarter ended March 31, 2026:

Period	Total Number of Shares Purchased⁽ᵃ⁾	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	—	$—	—	$—
February 1 to February 28	—	—	—	—
March 1 to March 31	6,591	43.13	—	—
Total	6,591	$43.13	—	$—
(a) All of the shares purchased were withheld to satisfy employee statutory income tax withholding obligations upon the vesting of restricted stock awards. The value of shares repurchased is based on the market price on the vesting date.

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

STANDARD MOTOR PRODUCTS, INC.
(Registrant)

Date: April 30, 2026	/s/ Nathan R. Iles
Nathan R. Iles
Chief Financial Officer
(Principal Financial and Accounting Officer)