Form 10-Q
period 2026-06-30
STANDARD MOTOR PRODUCTS, INC.
filed 2026-08-04
CIK 93389

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2026

or

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
Yes ☐     No ☑
As of the close of business on July 31, 2026, there were 22,340,293 outstanding shares of the registrant’s Common Stock, par value $2.00 per share.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS
STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data, unaudited)	2026	2025	2026	2025
Net sales	$501,599	$493,853	$952,765	$907,232
Cost of sales	336,980	342,964	648,973	631,621
Gross profit	164,619	150,889	303,792	275,611
Selling, general and administrative expenses	113,523	107,520	218,360	207,365
Restructuring expenses	248	582	614	1,255
Other income (expense), net	(4)	49	119	307
Operating income	50,844	42,836	84,937	67,298
Other non-operating income (loss), net	793	1,875	(486)	4,123
Interest expense	7,560	8,295	15,078	16,056
Earnings from continuing operations before income taxes	44,077	36,416	69,373	55,365
Provision for income taxes	12,040	9,821	18,866	14,890
Earnings from continuing operations	32,037	26,595	50,507	40,475
Loss from discontinued operations, net of income taxes	(1,393)	(1,058)	(2,578)	(2,197)
Net earnings	30,644	25,537	47,929	38,278
Net earnings attributable to noncontrolling interest	276	295	425	470
Net earnings attributable to SMP (a)	$30,368	$25,242	$47,504	$37,808

Net earnings (loss) attributable to SMP
Continuing operations	$31,761	$26,300	$50,082	$40,005
Discontinued operations	(1,393)	(1,058)	(2,578)	(2,197)
Net earnings attributable to SMP	$30,368	$25,242	$47,504	$37,808

Per common share data
Basic:
Continuing operations	$1.42	$1.20	$2.25	$1.82
Discontinued operations	(0.06)	(0.05)	(0.11)	(0.10)
Net earnings attributable to SMP per common share	$1.36	$1.15	$2.14	$1.72

Diluted:
Continuing operations	$1.39	$1.17	$2.20	$1.79
Discontinued operations	(0.06)	(0.04)	(0.12)	(0.10)
Net earnings attributable to SMP per common share	$1.33	$1.13	$2.08	$1.69

Dividend declared per common share	$0.33	$0.31	$0.66	$0.62

Weighted average number of common shares, basic	22,291,768	21,984,492	22,229,731	21,935,921
Weighted average number of common shares, diluted	22,864,089	22,423,208	22,806,413	22,359,693
(a)Throughout this Form 10-Q, “SMP” refers to Standard Motor Products, Inc. and subsidiaries.
See accompanying notes to consolidated financial statements (unaudited).

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, unaudited)	2026	2025	2026	2025
Net earnings	$30,644	$25,537	$47,929	$38,278
Other comprehensive income (loss), net of tax:
Foreign currency translation	(2,117)	32,021	(9,490)	45,000
Cash flow hedges	103	(1,469)	1,447	(2,305)
Postretirement benefit plans	(1)	(3)	(1)	(5)
Total other comprehensive income (loss), net of tax	(2,015)	30,549	(8,044)	42,690
Total other comprehensive income	28,629	56,086	39,885	80,968
Comprehensive income attributable to noncontrolling interest, net of tax:
Net earnings	276	295	425	470
Foreign currency translation	80	69	244	33
Comprehensive income attributable to noncontrolling interest, net of tax	356	364	669	503
Comprehensive income attributable to SMP, net of tax	$28,273	$55,722	$39,216	$80,465
See accompanying notes to consolidated financial statements (unaudited).

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	June 30, 2026	December 31, 2025
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash	$78,629	$72,031
Accounts receivable, less allowances for discounts and expected credit losses of $10,539 and $10,043 for 2026 and 2025, respectively	358,378	232,020
Inventories	684,166	727,922
Prepaid expenses and other current assets	21,087	18,477
Total current assets	1,142,260	1,050,450

Property, plant and equipment, net of accumulated depreciation of $304,925 and $300,283 for 2026 and 2025, respectively	187,003	188,562
Operating lease right-of-use assets	97,857	105,178
Goodwill	252,603	256,159
Customer relationships intangibles, net	198,889	212,056
Other intangibles, net	96,083	99,102
Deferred income taxes	24,034	25,384
Investments in unconsolidated affiliates	27,315	26,310
Other assets	34,626	32,040
Total assets	$2,060,670	$1,995,241
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of revolving credit facility	$34,579	$30,000
Current portion of term loan and other debt	20,048	21,988
Accounts payable	182,298	169,089
Sundry payables and accrued expenses	103,791	92,054
Accrued customer returns	74,931	49,554
Accrued rebates	115,712	84,494
Payroll and commissions	38,797	46,135
Total current liabilities	570,156	493,314

Long-term debt	534,200	566,727
Noncurrent operating lease liabilities	87,248	93,381
Accrued asbestos liabilities	104,285	112,625
Other accrued liabilities	32,448	30,932
Total liabilities	1,328,337	1,296,979
Commitments and contingencies
Stockholders’ equity:
Common stock – par value $2.00 per share (Authorized – 30,000,000 shares; issued 23,936,036 shares)	47,872	47,872
Capital in excess of par value	100,965	99,005
Retained earnings	622,284	589,448
Accumulated other comprehensive income	9,569	17,857
Treasury stock – at cost (1,598,589 shares and 1,790,097 shares in 2026 and 2025, respectively)	(62,965)	(70,483)
Total SMP stockholders’ equity	717,725	683,699
Noncontrolling interest	14,608	14,563
Total stockholders’ equity	732,333	698,262
Total liabilities and stockholders’ equity	$2,060,670	$1,995,241
See accompanying notes to consolidated financial statements (unaudited).

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$47,929	$38,278
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	22,915	21,192
Amortization of deferred financing cost	549	637
Increase to allowance for expected credit losses	113	2,041
Increase to inventory reserves	2,164	3,907
Equity income from joint ventures	(1,809)	(2,139)
Employee stock ownership plan allocation	1,644	1,350
Stock-based compensation	6,474	3,301
Decrease in deferred income taxes	421	504
Loss on discontinued operations, net of tax	2,578	2,197
Change in assets and liabilities:
Increase in accounts receivable	(129,028)	(108,180)
Decrease (increase) in inventories	37,755	(3,217)
(Increase) decrease in prepaid expenses and other current assets	(493)	5,816
Increase in accounts payable	13,385	17,068
Increase in sundry payables and accrued expenses	62,616	15,863
Net change in other assets and liabilities	(8,947)	(4,521)
Net cash provided by (used in) operating activities	58,266	(5,903)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14,949)	(19,295)
Other investing activities	420	2,972
Net cash used in investing activities	(14,529)	(16,323)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of term loans	(8,142)	(7,821)
Net (repayments) borrowings under revolving credit facilities	(11,278)	52,668
Net (repayments) borrowings of other debt and lease obligations	(4,623)	1,021
Purchase of treasury stock	(283)	—
Increase in overdraft balances	163	348
Dividends paid	(14,668)	(13,592)
Dividends paid to noncontrolling interest	(624)	—
Net cash (used in) provided by financing activities	(39,455)	32,624
Effect of exchange rate changes on cash	2,316	3,968
Net increase in cash	6,598	14,366
CASH at beginning of period	72,031	44,426
CASH at end of period	$78,629	$58,792

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$14,633	$16,943
Income taxes	$11,771	$9,237
See accompanying notes to consolidated financial statements (unaudited).

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended June 30, 2026

(In thousands, unaudited)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total SMP	Non- Controlling Interest	Total
Balance at March 31, 2026	$47,872	$101,104	$599,276	$11,664	$(66,589)	$693,327	$14,252	$707,579
Net earnings	—	—	30,368	—	—	30,368	276	30,644
Other comprehensive income (loss), net of tax	—	—	—	(2,095)	—	(2,095)	80	(2,015)
Cash dividends paid	—	—	(7,360)	—	—	(7,360)	—	(7,360)
Stock-based compensation	—	(139)	—	—	3,624	3,485	—	3,485
Balance at June 30, 2026	47,872	100,965	622,284	9,569	(62,965)	717,725	14,608	732,333
Three Months Ended June 30, 2025

(In thousands, unaudited)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total SMP	Non- Controlling Interest	Total
Balance at March 31, 2025	$47,872	$99,547	$581,174	$(13,655)	$(76,977)	$637,961	$14,476	$652,437
Net earnings	—	—	25,242	—	—	25,242	295	25,537
Other comprehensive income (loss), net of tax	—	—	—	30,480	—	30,480	69	30,549
Cash dividends paid	—	—	(6,815)	—	—	(6,815)	—	(6,815)
Stock-based compensation	—	1,489	—	—	262	1,751	—	1,751
Balance at June 30, 2025	$47,872	$101,036	$599,601	$16,825	$(76,715)	$688,619	$14,840	$703,459

Six Months Ended June 30, 2026

(In thousands, unaudited)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total SMP	Non- Controlling Interest	Total
Balance at December 31, 2025	$47,872	$99,005	$589,448	$17,857	$(70,483)	$683,699	$14,563	$698,262
Net earnings	—	—	47,504	—	—	47,504	425	47,929
Other comprehensive income (loss), net of tax	—	—	—	(8,288)	—	(8,288)	244	(8,044)
Cash dividends paid	—	—	(14,668)	—	—	(14,668)	—	(14,668)
Dividends to noncontrolling interest	—	—	—	—	—	—	(624)	(624)
Stock-based compensation	—	1,603	—	—	4,871	6,474	—	6,474
Employee Stock Ownership Plan	—	357	—	—	2,930	3,287	—	3,287
Purchase of treasury stock	—	—	—	—	(283)	(283)	—	(283)
Balance at June 30, 2026	$47,872	$100,965	$622,284	$9,569	$(62,965)	$717,725	$14,608	$732,333
Six Months Ended June 30, 2025

(In thousands, unaudited)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total SMP	Non- Controlling Interest	Total
Balance at December 31, 2024	$47,872	$100,135	$575,385	$(25,832)	$(81,815)	$615,745	$14,337	$630,082
Net earnings	—	—	37,808	—	—	37,808	470	38,278
Other comprehensive income (loss), net of tax	—	—	—	42,657	—	42,657	33	42,690
Cash dividends paid	—	—	(13,592)	—	—	(13,592)	—	(13,592)
Stock-based compensation	—	1,638	—	—	1,663	3,301	—	3,301
Employee Stock Ownership Plan		(737)			3,437	2,700		2,700
Balance at June 30, 2025	$47,872	$101,036	$599,601	$16,825	$(76,715)	$688,619	$14,840	$703,459

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
Standards not yet adopted as of June 30, 2026
Disaggregation of Income Statement Expenses
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
United States Law
In July 2025, the President signed into law budget reconciliation bill H.R.1, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) introducing tax reform measures that included changes to tax deductions for businesses, international tax rules, and foreign tax credit limitations that become effective in 2025 and 2026. As of enactment, these changes did not materially affect our deferred tax assets and liabilities or related valuation allowances. The impact on our income tax expense for the quarter ended June 30, 2026 was not material, and the changes are not expected to materially impact our effective tax rate and cash tax payments for 2026. We will continue to evaluate the full impact of the legislation as additional guidance becomes available.
In 2025 and 2026 we were subject to tariffs on certain imports into the United States under the International Emergency Economic Powers Act (“IEEPA”). On February 20, 2026, the United States Supreme Court rendered a decision invalidating tariffs imposed under IEEPA. In response to the Supreme Court’s decision, the current Administration imposed temporary tariffs under the Trade Act of 1974. In April 2026, we made submissions for refunds of IEEPA tariffs through the new automated system launched by the United States Customs and Border Protection.
The Company has applied a gain contingency model in accordance with Accounting Standards Codification 450-30, Gain Contingencies to account for potential recoveries of previously paid IEEPA tariffs. Under this model, a gain contingency is not recognized in the financial statements until the gain is realized or realizable. Any recovery, when recognized, is reflected as a reduction of inventory to the extent the related products remain on hand, or as a reduction of cost of sales for amounts related to products already sold. As of June 30, 2026, we have $15.8 million of uncollected IEEPA tariff refunds remaining. There remains uncertainty regarding the timing, amount and ultimate receipt of remaining uncollected IEEPA tariff refunds and therefore, no gain has been recognized in our consolidated financial statements at June 30, 2026 related to the uncollected IEEPA tariff refunds. To the extent IEEPA tariff refunds have been collected and recognized, we have recorded a corresponding obligation for our estimate of those refunds that may be passed through to our customers which is reflected as a reduction in net sales.
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

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 4.   Restructuring Expenses
Cost Reduction Initiative
During the fourth quarter of 2022, to further our ongoing efforts to improve operating efficiencies and reduce costs, we announced plans for a reduction in our sales force, and initiated plans to relocate certain product lines from our Independence, Kansas manufacturing facility and from our St. Thomas, Canada manufacturing facility to our manufacturing facilities in Reynosa, Mexico. In 2025, we extended the program for plans to relocate additional product lines from certain plants in the United States and Canada to our existing manufacturing facilities in Mexico. We anticipate that the Cost Reduction Initiative will be substantially complete by the end of 2026. Additional restructuring costs related to the initiative are expected to be immaterial. The total restructuring expenses recorded to date are $7.1 million.
Activity for the six months ended June 30, 2026 related to the Cost Reduction Initiative consisted of the following (in thousands):

		Workforce Reduction	Other Exit Costs	Total
Exit activity liability at December 31, 2025		$206	—	$206
Restructuring costs provided for during 2026	(a)	83	468	551
Cash payments		(142)	(468)	(610)
Exit activity liability at June 30, 2026		$147	—	$147
(a)Consists of $0.5 million and $0.1 million in our Vehicle Control and Temperature Control operating segments, respectively.
Restructuring activities are included within “sundry payables and accrued expenses” and “other accrued liabilities” on the consolidated balance sheet. We regularly evaluate productivity initiatives and may either extend existing restructuring programs or initiate new restructuring programs in the future.
Separation Program
In 2024, we offered a voluntary retirement incentive package of severance and other benefit enhancements to eligible employees in the United States and Canada and later expanded the program to include involuntary separations. This program is substantially complete with total restructuring expenses recorded to date of $7.8 million and additional restructuring costs are expected to be immaterial. During the six months ended June 30, 2026 cash payments were $0.2 million and the exit activity liability at June 30, 2026 was $0.4 million.
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
Pursuant to these agreements, we sold $299.9 million and $514.8 million of receivables during the three and six months ended 2026, respectively and $257.6 million and $442.1 million for the comparable periods in 2025. Receivables presented at financial institutions and not yet collected as of June 30, 2026 were approximately $14.7 million and remained in our accounts receivable balance as of that date. All receivables sold were reflected as a reduction of accounts receivable on the consolidated balance sheet at the time of sale. We recorded expense of $13.7 million and $23.0 million related to the sale of receivables which was included in selling, general and administrative expenses in our consolidated statements of operations for the three and six months ended June 30, 2026 and $12.3 million and $21.6 million in 2025, respectively.
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

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Note 6.      Inventories
Inventories, which are stated at the lower of cost (determined by means of the first-in, first-out method) and net realizable value, consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Finished goods	$433,875	$458,420
Work in process	22,429	23,190
Raw materials	204,872	230,541
Unreturned customer inventories	22,990	15,771
Total inventories	$684,166	$727,922
Note 7.   Acquired Intangible Assets
Acquired identifiable intangible assets consist of the following (in thousands):

	June 30, 2026			December 31, 2025
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$318,388	$(119,499)	$198,889	$323,312	$(111,256)	$212,056
Trademarks and trade names⁽ᵃ⁾	89,260	(5,424)	83,836	91,666	(5,284)	86,382
Patents and developed technology	14,123	(5,264)	8,859	14,123	(4,816)	9,307
Other	4,283	(4,283)	—	4,280	(4,280)	—
Total	$426,054	$(134,470)	$291,584	$433,381	$(125,636)	$307,745
(a) Trademarks and trade names include indefinite lived intangible assets which are not amortized of $81.8 million and $84.2 million as of June 30, 2026 and December 31, 2025, respectively.
Total amortization expense for acquired intangible assets was $4.7 million and $9.3 million for the three and six months ended June 30, 2026 and $4.6 million and $9.0 million for the comparable periods in 2025. Based on the current estimated useful lives assigned to our intangible assets, amortization expense is estimated to be $9.2 million for the remainder of 2026, $18.5 million in 2027, $18.5 million in 2028, $17.2 million in 2029 and $146.4 million in the aggregate for the years 2030 through 2041.
Note 8.    Leases
We have operating and finance leases for our manufacturing facilities, warehouses, office space, automobiles, and certain equipment. Our leases have remaining lease terms of up to eight years, some of which include one or more five-year renewal options. We have not included any of the renewal options in our operating lease payments as we concluded that it is not reasonably certain that we will exercise any of these renewal options. Leases with an initial term of twelve months or less are not recorded on the balance sheet. Operating lease expense is recognized on a straight-line basis over the lease term. Finance leases are not material.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables provide quantitative disclosures related to our operating leases and include all operating leases acquired from the date of acquisition (in thousands, except where otherwise indicated):

Balance Sheet Information	June 30, 2026	December 31, 2025
Assets
Operating lease right-of-use assets	$97,857	$105,178

Liabilities
Sundry payables and accrued expenses	$21,682	$21,990
Noncurrent operating lease liabilities	87,248	93,381
Total operating lease liabilities	$108,930	$115,371

Weighted Average Remaining Lease Term	6.5 Years	6.9 Years
Weighted Average Discount Rate	5.1%	5.1%

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Expense	2026	2025	2026	2025
Lease expense	$6,242	$5,830	$12,499	$12,053
Variable and other lease expense (a)	2,649	2,044	3,853	3,772
Total lease expenses	$8,891	$7,874	$16,352	$15,825
(a)Relates to non-lease components such as maintenance, property taxes, etc., and operating lease expense for leases with an initial term of 12 months or less which are not material.

	Six Months Ended June 30,
	2026	2025
Supplemental Cash Flow Information
Cash paid for the amounts included in the measurement of lease liabilities	$11,467	$11,028
Right-of-use assets obtained in exchange for new lease obligations (a)	$2,456	$9,828
(a)Includes $1.5 million related to the lease modification and extension for our manufacturing facility and warehouse in Tijuana, Mexico and $5.7 million related to the lease modification and extension for our manufacturing facility in Reynosa, Mexico during the six months ended June 30, 2026 and 2025, respectively.
Minimum Lease Payments
At June 30, 2026, we are obligated to make minimum lease payments under operating leases through 2034, which are as follows:

2026	$11,696
2027	21,134
2028	17,734
2029	16,333
2030	16,536
Thereafter	45,892
Total lease payments	129,325
Less: Interest	(20,395)
Present value of lease liabilities	$108,930

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 9.     Credit Facilities and Long-Term Debt
Total debt outstanding is summarized as follows (in thousands):

	June 30,	December 31,
	2026	2025
2024 Credit Agreement (a)
Multi-currency revolver	$280,001	$298,426
U.S. dollar term loan (b)	183,975	188,771
Euro term loan (b)	104,957	110,855
Danish revolver	4,579	—
Other	15,315	20,663
Total debt	$588,827	$618,715

Current maturities of debt	$54,627	$51,988
Long-term debt	534,200	566,727
Total debt	$588,827	$618,715
(a) Weighted average interest rate, adjusted for the impact of interest rate swap agreements, is 4.8% at both June 30, 2026 and December 31, 2025. Interest rates primarily consist of Term SOFR for borrowings in U.S. dollars and EURIBOR for borrowings in euros.
(b) Amounts are shown net of unamortized deferred financing costs of $1.6 million at June 30, 2026 and $1.9 million at December 31, 2025, respectively.
2024 Credit Agreement
Outstanding borrowings, net of unamortized deferred financing costs, and letters of credit under the 2024 credit agreement consist of the following (in millions):

	June 30, 2026	December 31, 2025
Current maturities of debt	$53.6	$45.3
Long-term debt	519.9	552.8
Total outstanding borrowings	$573.5	$598.1

Letters of credit	$4.5	$4.6
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
Polish Overdraft Facility
The Company has an overdraft facility that provides for borrowings of up to Polish zloty 30 million (approximately $8.0 million) if borrowings are solely in Polish zloty, or up to 85% of the Polish zloty 30 million limit (approximately $6.8 million) if borrowings are in euros and/or U.S. dollars. The overdraft facility automatically renews every three months until June 2027, subject to cancellation by either party, at its sole discretion, at least 30 days prior to the commencement of the three-month renewal period. There were $0.9 million of borrowings outstanding under the overdraft facility at June 30, 2026 and $3.6 million of borrowings outstanding at December 31, 2025.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Maturities of Debt
As of June 30, 2026, maturities of debt, net of unamortized deferred financing costs, through 2046, assuming no prepayments, are as follows (in thousands):

	Multi-Currency Revolver	U.S. Dollar Term Loan	Euro Term Loan	Danish Revolver	Other Debt	Total
Remainder of 2026	$—	$4,810	$2,746	$—	$927	$8,483
2027	—	14,655	8,363	—	66	23,084
2028	—	19,703	11,244	—	—	30,947
2029	280,001	144,807	82,604	4,579	—	511,991
2030	—	—	—	—	—	—
Thereafter	—	—	—	—	14,322	14,322
Total	$280,001	$183,975	$104,957	$4,579	$15,315	$588,827
Less: current maturities	(30,000)	(12,131)	(6,924)	(4,579)	(993)	(54,627)
Long-term debt	$250,001	$171,844	$98,033	$—	$14,322	$534,200
Deferred Financing Costs
Deferred financing costs of $3.1 million related to our term loans and revolving credit facilities as of June 30, 2026, assuming no prepayments, are being amortized in the amounts of $0.5 million for the remainder of 2026, $1.0 million in 2027, $0.9 million in 2028, and $0.6 million in 2029.

Note 10. Accumulated Other Comprehensive Income Attributable to SMP
Accumulated other comprehensive income attributable to SMP consists of the following (in thousands):

	Six Months Ended June 30, 2026
	Foreign Currency Translation		Cash Flow Hedges (a)	Postretirement Benefit Plans	Total
Balance at December 31, 2025	$15,931		$1,923	$3	$17,857
Other comprehensive income (loss) before reclassifications	(6,535)	(b)	1,614	—	(4,921)
Amounts reclassified from accumulated other comprehensive income (loss)	—		202	(1)	201
Net other comprehensive income (loss)	(6,535)		1,816	(1)	(4,720)
Tax amounts	(1,002)		(472)	1	(1,473)
Balance at March 31, 2026	$8,394		$3,267	$3	$11,664
Other comprehensive income (loss) before reclassifications	(1,786)	(b)	(56)	—	(1,842)
Amounts reclassified from accumulated other comprehensive income (loss)	—		196	(1)	195
Net other comprehensive income (loss)	(1,786)		140	(1)	(1,647)
Tax amounts	(411)		(37)	—	(448)
Balance at June 30, 2026	$6,197		$3,370	$2	$9,569
(a)Consists of the unrecognized gain relating to the change in fair value of cash flow interest rate hedges of $0.1 million ($0.1 million, net of tax) and $1.9 million ($1.4 million, net of tax) in the three and six months ended

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2026, respectively; and cash settlement receipts of $0.2 million ($0.1 million, net of tax) and $0.4 million ($0.3 million, net of tax) in the three and six months ended June 30, 2026, respectively.
(b)Foreign currency translation primarily reflects the depreciation of the Danish kroner.

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
(b)Foreign currency translation primarily reflects the appreciation of the Danish kroner.
Note 11. Stock-Based Compensation Plans
Our restricted and performance-based share activity was as follows for the six months ended June 30, 2026:

	Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2025	965,172	$28.28
Granted	341,043	36.18
Vested	(123,699)	27.26
Forfeited	(9,160)	31.21
Performance Shares Adjustment	11,246	$26.77
Balance at June 30, 2026	1,184,602	$30.64

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table shows stock-based compensation expense, which is primarily recorded in selling, general and administrative expenses in the consolidated statements of operations (in millions):

	Six Months Ended June 30,
	2026	2025
Stock-based compensation expense	$6.5	$3.3
Income tax benefits related to stock-based compensation	1.8	0.9
Stock-based compensation expense, net of tax	$4.7	$2.4
The unrecognized compensation expense related to our restricted and performance-based shares was $21.5 million at June 30, 2026, and is expected to be recognized as shares vest over a weighted average period of 2.9 years and less than one year for employees and directors, respectively.
Note 12.  Employee Benefits
We maintain a defined contribution Supplemental Executive Retirement (“SERP”) Plan that allows key employees to elect to defer a portion of their compensation. In addition, we may at our discretion make contributions to the SERP plan on behalf of the employees. In the six months ended June 30, 2026, we made company contributions to the SERP plan of $0.5 million related to calendar year 2025.
We also have an Employee Stock Ownership Plan and Trust for employees who are not covered by a collective bargaining agreement. In connection therewith, we maintain an employee benefits trust to which we contribute shares of treasury stock. We are authorized to instruct the trustees to distribute such shares toward the satisfaction of our future obligations under the plan. The shares held in trust are not considered outstanding for purposes of calculating earnings per share until they are committed to be released. The trustees will vote the shares in accordance with their fiduciary duties. During the six months ended June 30, 2026, we contributed 74,400 shares to the trust from our treasury and released 74,400 shares from the trust leaving 200 shares remaining in the trust as of June 30, 2026.
Note 13.  Derivative Instruments
As part of our risk management strategy, we occasionally use derivative instruments, including interest rate swaps, forward foreign exchange contracts and non-derivative instruments such as foreign currency denominated debt, to reduce our market risk for changes in interest rates and to manage foreign exchange rate risk. There have been no material changes during the six months ended June 30, 2026 to our risk management policies, strategies, types of instruments and valuation techniques used in measuring fair value from the information provided in Note 17 of the notes to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025.
The notional amounts of financial instruments used to hedge the above risks are as follows (in millions):

	June 30, 2026	December 31, 2025
Interest rate swaps	$207	$213
Non-derivative debt instruments	$187	$192
We do not offset derivative assets against liabilities in master netting agreements and there were no receivables or payables recognized on receipt or payment of cash collateral at June 30, 2026 and December 31, 2025.
Cash Flow Hedges
The fair value of interest rate swap agreements designated as cash flow hedges of interest rate risk are as follows (in thousands):

	June 30, 2026	December 31, 2025
Derivative assets	$4,537	$2,587
Gains/losses are deferred and recorded in accumulated other comprehensive income, net of income taxes, in our consolidated balance sheet and reclassified to interest expense in the consolidated statements of operations when the hedged interest payments on the underlying borrowings are recognized in interest expense. We expect to reclassify a net gain of $1.5 million from accumulated other comprehensive income in the next twelve months. We perform quarterly

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
hedge effectiveness assessments and anticipate that the interest rate swap will be highly effective throughout its term. If it becomes probable that the hedged interest payment(s) will not occur, we immediately recognize the related deferred hedging gains/losses in earnings. There were no such reclassifications during the six months ended June 30, 2026.
Net Investment Hedge
Foreign exchange remeasurement gains/losses on euro-denominated debt designated in the fourth quarter of 2024 as a hedge of our net investment in Nissens Automotive's foreign operations, whose functional currency is Danish kroner, are recorded as a currency translation adjustment in accumulated other comprehensive income on the consolidated balance sheet, provided the net investment hedge is highly effective. The gains/losses will subsequently be reclassified into earnings when the hedged net investment is either sold or substantially liquidated. We recognized a gain of $1.6 million as a currency translation adjustment in other comprehensive income in the six months ended June 30, 2026 and a loss of $25.8 million in the six months ended June 30, 2025 . No gains or losses related to the net investment hedge were recognized in earnings during the six months ended June 30, 2026 or 2025.
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

The following is a summary of the estimated fair values, carrying amounts, and classification under the fair value hierarchy of our financial instruments recorded at fair value (in thousands):

	Fair Value	June 30, 2026		December 31, 2025
	Hierarchy Level	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Deferred compensation	1	29,345	29,345	27,511	27,511
Cash flow hedge interest rate swaps	2	4,537	4,537	2,587	2,587
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
The carrying value of our short-term borrowings and long-term debt of $588.8 million and $618.7 million at June 30, 2026 and December 31, 2025, respectively, approximates fair value as the variable interest rates in the facilities reflect current market rates, which are considered level 2 inputs.

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 15.  Earnings Per Share
The following are reconciliations of the net earnings attributable to SMP and the shares used in calculating basic and diluted net earnings per common share attributable to SMP (in thousands, except shares and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net earnings (loss) attributable to SMP
Continuing operations	$31,761	$26,300	$50,082	$40,005
Discontinued operations	(1,393)	(1,058)	(2,578)	(2,197)
Net earnings attributable to SMP per common share	$30,368	$25,242	$47,504	$37,808

Basic net earnings (loss) per common share attributable to SMP
Continuing operations	$1.42	$1.20	$2.25	$1.82
Discontinued operations	$(0.06)	$(0.05)	$(0.11)	$(0.10)

Diluted net earnings (loss) per common share attributable to SMP
Continuing operations	$1.39	$1.17	$2.20	$1.79
Discontinued operations	$(0.06)	$(0.04)	$(0.12)	$(0.10)

Weighted average common shares outstanding, basic	22,291,768	21,984,492	22,229,731	21,935,921
Dilutive effect of restricted stock and performance-based stock	572,321	438,716	576,682	423,772
Weighted average common shares outstanding, diluted	22,864,089	22,423,208	22,806,413	22,359,693
The shares listed below were not included in the computation of diluted net earnings per common share attributable to SMP because to do so would have been anti-dilutive for the periods presented or because they were excluded under the treasury method (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Restricted and performance-based shares	415	327	378	336
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

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables contain financial information for each reportable operating segment (in thousands):

Three Months Ended June 30, 2026	Vehicle Control	Temperature Control	Nissens Automotive	Engineered Solutions	Intersegment sales	Total
Net sales	$182,912	$144,748	$94,675	$80,042	$(778)	$501,599
Cost of sales	122,516	94,700	54,462	66,080	(778)	336,980
Gross profit	60,396	50,048	40,213	13,962	—	164,619

Selling and marketing expenses	12,196	3,661	5,422	2,014	—
Distribution expenses	17,815	9,928	10,339	1,357	—
General and administration expenses	10,454	4,419	8,525	5,723	—
Supply chain financing expenses	7,467	6,169	99	—	—
Restructuring expenses	238	2	—	8	—
Other expenses	—	—	—	—	—

Segment operating income	$12,226	$25,869	$15,828	$4,860	$—	58,783

Unallocated corporate expenses and other						7,939
Other non-operating income, net						793
Interest expense						7,560
Earnings from continuing operations before income taxes						$44,077

Three Months Ended June 30, 2025	Vehicle Control	Temperature Control	Nissens Automotive	Engineered Solutions	Intersegment sales	Total
Net sales	$201,699	$131,365	$90,537	$70,252	$—	$493,853
Cost of sales	141,051	89,002	55,348	57,563	—	342,964
Gross profit	60,648	42,363	35,189	12,689	—	150,889

Selling and marketing expenses	9,940	3,466	6,356	2,266	—
Distribution expenses	15,998	9,497	8,419	1,290	—
General and administration expenses	10,456	4,760	9,184	5,140	—
Supply chain financing expenses	7,235	5,051	—	—	—
Restructuring expenses	479	53	—	39	—
Other expenses	—	—	1,196	—	—

Segment operating income	$16,540	$19,536	$10,034	$3,954	$—	$50,064

Unallocated corporate expenses and other						7,228
Other non-operating income, net						1,875
Interest expense						8,295
Earnings from continuing operations before income taxes						$36,416

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Six Months Ended June 30, 2026	Vehicle Control	Temperature Control	Nissens Automotive	Engineered Solutions	Intersegment sales	Total
Net sales	$396,751	$234,252	$169,042	$154,354	$(1,634)	$952,765
Cost of sales	268,190	155,552	96,758	130,107	(1,634)	648,973
Gross profit	128,561	78,700	72,284	24,247	—	303,792

Selling and marketing expenses	24,194	7,330	10,683	4,007	—
Distribution expenses	36,574	17,442	19,490	2,625	—
General and administration expenses	20,904	8,937	18,186	10,901	—
Supply chain financing expenses	14,540	8,207	222	—	—
Restructuring expenses	510	72	—	32	—
Other expenses	—	—	2	—	—

Segment operating income	$31,839	$36,712	$23,701	$6,682	$—	$98,934

Unallocated corporate expenses and other						13,997
Other non-operating expense, net						(486)
Interest expense						15,078
Earnings from continuing operations before income taxes						$69,373

Six Months Ended June 30, 2025	Vehicle Control	Temperature Control	Nissens Automotive	Engineered Solutions	Intersegment sales	Total
Net sales	$394,041	$220,248	$156,719	$136,224	$—	$907,232
Cost of sales	271,232	150,287	98,276	111,826	—	631,621
Gross profit	122,809	69,961	58,443	24,398	—	275,611

Selling and marketing expenses	22,275	7,663	9,119	4,196	—
Distribution expenses	31,445	17,610	17,766	2,786	—
General and administration expenses	20,123	9,085	17,314	10,227	—
Supply chain financing expenses	13,639	7,978	—	—	—
Restructuring expenses	1,005	189	—	59	—
Other expenses	—	—	1,623	—	—

Operating income (loss)	$34,322	$27,436	$12,621	$7,130	$—	$81,509

Unallocated corporate expenses and other						14,211
Other non-operating income, net						4,123
Interest expense						16,056
Earnings from continuing operations before income taxes						$55,365

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Depreciation and amortization
Vehicle Control	$4,450	$4,070	$8,747	$7,740
Temperature Control	887	784	1,695	1,562
Nissens Automotive	3,311	3,325	6,577	6,312
Engineered Solutions	2,600	2,427	5,194	4,927
Total operating segment depreciation and amortization	11,248	10,606	22,213	20,541
Corporate	352	319	702	651
Total depreciation and amortization	$11,600	$10,925	$22,915	$21,192
Capital expenditures
Vehicle Control	$3,477	$6,123	$7,170	$11,502
Temperature Control	1,122	970	1,812	2,271
Nissens Automotive	857	549	1,522	685
Engineered Solutions	1,892	2,144	3,524	3,800
Total operating segment capital expenditures	7,348	9,786	14,028	18,258
Corporate	860	377	920	1,037
Total capital expenditures	$8,208	$10,163	$14,948	$19,295

(in thousands)	June 30, 2026	December 31, 2025
Investment in unconsolidated affiliates
Vehicle Control	$2,849	$2,883
Temperature Control	22,825	20,402
Nissens Automotive	—	—
Engineered Solutions	1,641	3,025
Total operating segment investment in unconsolidated affiliates	27,315	26,310
Corporate	—	—
Total investment in unconsolidated affiliates	$27,315	$26,310

(in thousands)	June 30, 2026	December 31, 2025
Total assets
Vehicle Control	$759,788	$741,732
Temperature Control	349,714	312,884
Nissens Automotive	535,356	531,606
Engineered Solutions	294,090	289,776
Total operating segment assets	1,938,948	1,875,998
Corporate	121,722	119,243
Total assets	$2,060,670	$1,995,241
Note 17. Net Sales
We disaggregate our net sales from contracts with customers by major product group and geographic area within each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our net sales are affected by economic factors.
Major Product Group
The Vehicle Control operating segment generates its revenues from core aftermarket sales of ignition, emissions, and fuel delivery, electrical and safety, and wire sets and other product categories primarily in the United States. The Temperature Control operating segment generates its revenue from aftermarket sales of air conditioning (“AC”) system components and other thermal products primarily in the United States. The Nissens Automotive operating segment generates its revenues from aftermarket sales of air conditioning system components, engine cooling and engine efficiency products primarily in Europe. The Engineered Solutions operating segment generates revenues from custom-engineered products to vehicle and

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
equipment manufacturers in highly diversified global end-markets such as commercial and light vehicles, construction, agriculture, power sports and marine.
The following table summarizes consolidated net sales by major product group within each operating segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2026	2025	2026	2025
Vehicle Control
Engine Management (Ignition, Emissions and Fuel Delivery)	$121,488	$128,233	$262,575	$246,599
Electrical and Safety	47,573	56,828	105,439	115,147
Wire Sets and Other	13,851	16,638	28,737	32,295
Total Vehicle Control	182,912	201,699	396,751	394,041

Temperature Control
AC System Components	119,294	104,777	184,492	171,968
Other Thermal Components	25,454	26,588	49,760	48,280
Total Temperature Control	144,748	131,365	234,252	220,248

Nissens Automotive
Air Conditioning	39,329	40,441	65,602	67,607
Engine Cooling	36,271	35,082	67,722	62,855
Engine Efficiency	19,075	15,014	35,718	26,257
Total Nissens Automotive	94,675	90,537	169,042	156,719

Engineered Solutions
Light Vehicle	24,675	21,780	47,595	43,184
Commercial Vehicle	21,537	21,836	44,445	40,441
Construction/Agriculture	11,016	9,584	20,520	18,992
All Other	22,814	17,052	41,794	33,607
Total Engineered Solutions	80,042	70,252	154,354	136,224

Intersegment sales	(778)	—	(1,634)	—

Total	$501,599	$493,853	$952,765	$907,232

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Geographic Area
We sell our line of products primarily in the United States, with additional sales in Europe, Canada, Mexico, and other foreign countries. Sales are attributed to countries based upon the location of the customer. Our sales are substantially denominated in U.S. dollars.
The following tables provide disaggregation of net sales information by geographic area within each operating segment (in thousands):

Three Months Ended June 30, 2026	Vehicle Control	Temperature Control	Nissens Automotive	Engineered Solutions	Intersegment sales	Total
United States	$162,635	$139,241	$6,230	$45,004	$(517)	$352,593
Europe, excluding Poland	291	134	63,711	14,297	(122)	78,311
Canada	9,136	4,806	79	9,630	—	23,651
Poland	148	—	21,767	1,587	(139)	23,363
Mexico	9,295	82	9	3,132	—	12,518
Other foreign	1,407	485	2,879	6,392	—	11,163
Total	$182,912	$144,748	$94,675	$80,042	$(778)	$501,599

Three Months Ended June 30, 2025	Vehicle Control	Temperature Control	Nissens Automotive	Engineered Solutions	Intersegment sales	Total
United States	$179,130	$126,607	$3,912	$36,691	$—	$346,340
Europe, excluding Poland	199	13	60,867	12,712	—	73,791
Canada	9,400	4,287	103	8,101	—	21,891
Poland	14	—	22,747	2,083	—	24,844
Mexico	11,566	32	28	3,025	—	14,651
Other foreign	1,390	426	2,880	7,640	—	12,336
Total	$201,699	$131,365	$90,537	$70,252	$—	$493,853

Six Months Ended June 30, 2026	Vehicle Control	Temperature Control	Nissens Automotive	Engineered Solutions	Intersegment sales	Total
United States	$356,378	$224,402	$11,080	$84,436	$(1,006)	$675,290
Europe, excluding Poland	506	199	114,843	28,302	(143)	143,707
Canada	19,168	8,718	194	19,356	(275)	47,161
Poland	223	1	36,387	3,942	(210)	40,343
Mexico	17,804	82	43	5,945	—	23,874
Other foreign	2,672	850	6,495	12,373	—	22,390
Total	$396,751	$234,252	$169,042	$154,354	$(1,634)	$952,765

Six Months Ended June 30, 2025	Vehicle Control	Temperature Control	Nissens Automotive	Engineered Solutions	Intersegment sales	Total
United States	$351,463	$211,065	$7,419	$73,990	$—	$643,937
Europe, excluding Poland	399	20	103,972	25,011	—	129,402
Canada	18,790	8,378	174	15,704	—	43,046
Poland	21	—	39,134	2,782	—	41,937
Mexico	20,630	34	52	5,251	—	25,967
Other foreign	2,738	751	5,968	13,486	—	22,943
Total	$394,041	$220,248	$156,719	$136,224	$—	$907,232
Note 18. Commitments and Contingencies
Asbestos
In 1986, we acquired a brake business, which we subsequently sold in March 1998 and which is accounted for as a discontinued operation in the accompanying consolidated statements of operations. When we originally acquired this brake business, we assumed future liabilities relating to any alleged exposure to asbestos-containing products manufactured by

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the seller of the acquired brake business. In accordance with the related purchase agreement, we agreed to assume the liabilities for all new claims filed on or after September 2001. Our ultimate exposure will depend upon the number of claims filed against us on or after September 2001, and the amounts paid for settlements, awards of asbestos-related damages, and defense of such claims. At June 30, 2026, approximately 1,055 cases were outstanding for which we may be responsible for any related liabilities. Since inception in September 2001 through June 30, 2026, the amounts paid for settled claims and awards of asbestos-related damages, including interest, were approximately $113.6 million. We do not have insurance coverage for the indemnity and defense costs associated with the claims we face.
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
Based upon the results of the August 31, 2025 actuarial study, in September 2025 we increased our asbestos liability to $127.5 million, the low end of the range, and recorded an incremental pre-tax provision of $44.4 million in loss from discontinued operations in the consolidated statement of operations. Future legal costs, which are expensed as incurred and reported in loss from discontinued operations in the accompanying consolidated statements of operations, are estimated, according to the August 31, 2025 study, to range from $48.5 million to $115.3 million for the period through 2065. Total operating cash outflows related to discontinued operations, which include settlements, awards of asbestos-related damages and legal costs, net of taxes, were $8.4 million for each of the six months ended June 30, 2026 and 2025, respectively.
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

STANDARD MOTOR PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The following table provides the changes in our product warranties (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance, beginning of period	$34,992	$31,351	$27,561	$24,715
Liabilities accrued for current year sales	31,578	34,828	61,800	67,453
Settlements of warranty claims	(24,368)	(30,547)	(47,159)	(56,536)
Balance, end of period	$42,202	$35,632	$42,202	$35,632

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
Our Vehicle Control operating segment services our core automotive aftermarket customers, deriving its sales from three major product groups: (1) Ignition, Emissions & Fuel Delivery, which includes the traditional internal combustion engine (ICE) dependent categories; (2) Electrical & Safety, which includes powertrain neutral vehicle technologies such as electrical switches/relays, safety related products such as anti-lock brake and vehicle speed sensors, tire pressure monitoring, park assist sensors, and advanced driver assistance components; and (3) Wire Sets & Other, which includes spark plug wire sets and other related products, and are product categories we have noted to be in decline based upon product life cycle.
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
Overview of Financial Performance
The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto. This discussion summarizes the significant factors affecting our results of operations and the financial condition of our business during the three months ended June 30, 2026 and 2025.

	Three Months Ended June 30,
(In thousands, except per share data)	2026	2025

Net sales	$501,599	$493,853
Gross profit	164,619	150,889
Gross profit %	32.8%	30.6%
Operating income	50,844	42,836
Operating income %	10.1%	8.7%
Earnings from continuing operations before income taxes	44,077	36,416
Provision for income taxes	12,040	9,821
Earnings from continuing operations	32,037	26,595
Loss from discontinued operations, net of income taxes	(1,393)	(1,058)
Net earnings	30,644	25,537
Net earnings attributable to noncontrolling interest	276	295
Net earnings attributable to SMP	30,368	25,242
Net earnings per share data attributable to SMP – Diluted:
Continuing operations	$1.39	$1.17
Discontinued operations	(0.06)	(0.04)
Net earnings per common share	$1.33	$1.13
Consolidated net sales for the three months ended June 30, 2026 were $501.6 million, an increase of $7.7 million, or 1.6%, compared to net sales of $493.9 million in the same period in 2025.
The increase in net sales in the three months ended June 30, 2026 when compared to the same period in 2025 reflects the impact of multiple factors including:
•higher net sales in our Temperature Control operating segment as certain customers expanded their range of products and the benefits of strong growth in 2025 continuing into 2026, partly offset by the recognition of an obligation for our estimate of IEEPA tariff refunds received from the United States Treasury in 2026 that may be passed back to customers in future periods,
•improved net sales in our Engineered Solutions operating segment as demand from existing customers recovers from the general softness in end markets experienced in 2025,
•increased net sales in our Nissens Automotive operating segment with the benefit of foreign exchange conversion and higher demand from existing customers, and
•lower net sales in our Vehicle Control operating segment as relatively flat net sales performance was negatively impacted by the continued decline in sales of the wire sets products category and by the recording of an obligation for our estimate of IEEPA tariff refunds received from the United States Treasury in 2026 that may be passed back to customers in future periods.

Overall, full year results at our Temperature Control and Nissens Automotive operating segments will be dependent upon summer weather conditions and customer inventory levels.
Gross margins, as a percentage of net sales, increased to 32.8% in the second quarter of 2026 compared to 30.6% in the second quarter of 2025. Overall, the gross margin increase as a percentage of sales in the second quarter of 2026 primarily reflects the positive impact of higher sales volumes, and a temporary margin improvement due to the offsetting reduction in net sales and cost of sales for IEEPA tariff refunds received from the United States Treasury and the recording of an obligation for our estimate of tariff refunds that may be passed back to customers, respectively.
Operating margin as a percentage of net sales for the three months ended June 30, 2026 increased to 10.1% as compared to 8.7% for the same period in 2025. Included in our operating margin were selling, general and administrative expenses of $113.5 million, or 22.6% of net sales for the three months ended June 30, 2026 compared to $107.5 million, or 21.8% of net sales, for the same period in 2025. The $6.0 million increase in selling, general and administrative expenses in the second quarter of 2026 as compared to the second quarter of 2025 is principally due to higher employee-related costs, including the impact of the change in timing of our annual stock-based compensation grants and higher distribution costs due to higher sales, in addition to higher depreciation expense primarily due to our recent investment in the Shawnee, Kansas distribution facility.
United States Trade Policy
Since February 2025, the United States government imposed new tariffs on imports to the United States from certain countries and regions, including Canada, Mexico, China, the European Union and many other countries. Certain foreign governments have implemented retaliatory actions in response to the change in United States trade policy. We operate manufacturing plants in, and rely on imports primarily from Canada, Mexico, China and the European Union to serve our customers in the United States, and therefore, we are exposed to the adverse impacts of higher tariffs on imported raw materials, components and finished goods. In response, we have taken, and will continue to take actions to optimize our operations to minimize the impact of such tariffs and maintain our profitability through cost and pricing measures. We believe our diverse global footprint provides a competitive advantage and resiliency within our supply chain. More than one-half of our sales in the United States are from products manufactured in North America, which are currently mostly exempt from tariffs under the United States-Mexico-Canada Agreement. Products sourced from China represent approximately one-quarter of our sales in the United States, with the remainder of our sales in the United States from products sourced from other regions of the world which are currently subject to lower tariffs. Furthermore, our recent acquisition of Nissens Automotive provides sales diversification outside of the United States. The extent and duration of tariffs and the resulting impact on macroeconomic conditions and on our business are uncertain and may depend on various factors, including negotiations between the United States and affected countries, retaliation imposed by other countries, tariff exemptions, and decisions to pause, reimpose or increase tariffs. We will continue to actively monitor international trade developments and evaluate the potential impact on our results of operations and financial condition, including the refund of tariffs that had been imposed under the International Emergency Economic Powers Act following the United States Supreme Court decision to invalidate such tariffs.
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
Interim Results of Operations
Comparison of the Three Months Ended June 30, 2026 to the Three Months Ended June 30, 2025
Sales. Consolidated net sales for the three months ended June 30, 2026 were $501.6 million, an increase of $7.7 million, or 1.6%, compared to $493.9 million in the same period of 2025, with the majority of our net sales to customers located in the United States.
The following table summarizes consolidated net sales by segment and by major product group within each segment (in thousands):

	Three Months Ended June 30,

	2026	2025
Vehicle Control
Engine Management (Ignition, Emissions and Fuel Delivery)	$121,488	$128,233
Electrical and Safety	47,573	56,828
Wire Sets and Other	13,851	16,638
Total Vehicle Control	182,912	201,699

Temperature Control
AC System Components	119,294	104,777
Other Thermal Components	25,454	26,588
Total Temperature Control	144,748	131,365

Nissens Automotive
Air Conditioning	39,329	40,441
Engine Cooling	36,271	35,082
Engine Efficiency	19,075	15,014
Total Nissens Automotive	94,675	90,537

Engineered Solutions
Light Vehicle	24,675	21,780
Commercial Vehicle	21,537	21,836
Construction/Agriculture	11,016	9,584
All Other	22,814	17,052
Total Engineered Solutions	80,042	70,252

Intersegment sales	(778)	—

Total	$501,599	$493,853
Vehicle Control’s net sales for the three months ended June 30, 2026 decreased $18.8 million, or 9.3%, to $182.9 million compared to $201.7 million in the same period of 2025. The decrease in Vehicle Control’s net sales was primarily driven by the continued decline in sales of the wire sets products category and by the recording of an obligation for our estimate of IEEPA tariff refunds received from the United States Treasury in 2026 that may be passed back to customers in future periods.
Temperature Control’s net sales for the three months ended June 30, 2026 increased $13.4 million, or 10.2%, to $144.7 million compared to $131.4 million in the same period of 2025. Temperature Control’s net sales for the second quarter of 2026 reflect certain customers expanding their range of products and the benefits of strong growth in 2025 continuing into 2026, partly offset by the recognition of an obligation for our estimate of IEEPA tariff refunds received from the United States Treasury in 2026 that may be passed back to customers in future periods. Overall full year results will be dependent upon summer weather conditions and customer inventory levels.

Nissens Automotive's net sales for the three months ended June 30, 2026 increased $4.1 million, or 4.6%, to $94.7 million compared to $90.5 million in the same period of 2025. The increase in Nissens Automotive’s net sales primarily resulted from the benefit of foreign exchange conversion and higher demand from existing customers. Overall full year results will be dependent upon summer weather conditions and customer inventory levels.
Engineered Solutions’ net sales for the three months ended June 30, 2026 increased $9.8 million, or 13.9%, to $80.0 million compared to $70.3 million in the same period of 2025. The increase in Engineered Solutions’ net sales reflects the continuing recovery from the general softness in end markets experienced in 2025.
Gross Margins. Gross margins, as a percentage of consolidated net sales, increased to 32.8% in the second quarter of 2026, compared to 30.6% in the second quarter of 2025. The following table summarizes gross margins by segment (in thousands):

Three Months Ended June 30,	Vehicle Control	Temperature Control	Nissens Automotive	Engineered Solutions	Intersegment sales	Total
2026
Net sales	$182,912	$144,748	$94,675	$80,042	$(778)	$501,599
Gross margins	60,396	50,048	40,213	13,962	—	164,619
Gross margin percentage	33.0%	34.6%	42.5%	17.4%	—	32.8%

2025
Net sales	$201,699	$131,365	$90,537	$70,252	$—	$493,853
Gross margins	60,648	42,363	35,189	12,689	—	150,889
Gross margin percentage	30.1%	32.2%	38.9%	18.1%	—	30.6%

Compared to the second quarter of 2025, gross margin percentage increased across our aftermarket operating segments by 3.6 percentage points from 38.9% to 42.5% at our Nissens Automotive operating segment, 2.9 percentage points from 30.1% to 33.0% at our Vehicle Control operating segment and 2.4 percentage points from 32.2% to 34.6% at our Temperature Control operating segment. Gross margin percentage decreased at our Engineered Solutions operating segment by 0.7 percentage points from 18.1% to 17.4% compared to the second quarter of 2025.
The gross margin percentage at our operating segments that primarily sell to customers based in the United States received the benefit of a temporary margin improvement due to the offsetting reduction in net sales and cost of sales for IEEPA tariff refunds received from the United States Treasury and the recording of an obligation for our estimate of tariff refunds that may be passed back to customers, respectively.
In addition to the benefit from IEEPA tariff refunds, the gross margin percentage at our Temperature Control operating segment continued to benefit from higher sales volume as customers prepare for the warmer weather season leading to favorable manufacturing cost absorption due to higher production levels, as well as the impact of cost saving measures.
The gross margin percentage benefit from IEEPA tariff refunds at our Engineered Solutions operating segment was more than offset by unfavorable capitalization of costs in prior periods that carried over into 2026, as well as inflationary pressures in the second quarter of 2026 when compared to the same period in 2025 despite higher sales.
The gross margin percentage improvement at our Nissens Automotive operating segment was not impacted by the IEEPA tariff refunds and was primarily driven by a favorable mix of products sold and $1.6 million of amortization for inventory fair value adjustments related to the application of accounting for business combinations in the second quarter of 2025 that did not recur.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $113.5 million, or 22.6% of consolidated net sales, in the second quarter of 2026, as compared to $107.5 million, or 21.8% of consolidated net sales, in the second quarter of 2025. The $6.0 million increase in selling, general and administrative expenses in the second quarter of 2026 as compared to the second quarter of 2025 is principally due to higher employee-related costs, including the impact of the change in timing of our annual stock-based compensation grants and higher distribution costs due to higher sales, in addition to higher depreciation expense primarily due to our recent investment in the Shawnee, Kansas distribution facility.
Operating Income. Operating income was $50.8 million, or 10.1% of consolidated net sales, in the second quarter of 2026, compared to $42.8 million, or 8.7% of consolidated net sales, in the second quarter of 2025. The year-over-year increase in operating income of $8.0 million was primarily driven by increases in operating income at our Temperature Control and

Nissens Automotive operating segments driven by higher gross margins, offset partly by higher selling, general and administrative expenses.
Other Non-Operating Income, Net. Other non-operating income, net of $0.8 million in the second quarter of 2026, decreased in comparison to $1.9 million in the second quarter of 2025 primarily due to the impact of unfavorable foreign currency exchange rates on transactions.
Interest Expense. Interest expense was $7.6 million in the second quarter of 2026, compared to $8.3 million in the second quarter of 2025. The year-over-year decrease in interest expense primarily reflects the impact of lower average interest rates, as well as lower average outstanding borrowings in the second quarter of 2026 when compared to the second quarter of 2025.
Income Tax Provision. The income tax provision in the second quarter of 2026 was $12.0 million at an effective tax rate of 27.3% compared to $9.8 million at an effective tax rate of 27.0% for the same period in 2025 primarily reflecting changes in the mix of earnings in different tax jurisdictions.
Loss from Discontinued Operations. Loss from discontinued operations, net of income taxes, during the second quarter of 2026 and 2025 of $1.4 million and $1.1 million, respectively, reflects legal and other administrative expenses associated with our asbestos-related liability. As discussed more fully in Note 18, “Commitments and Contingencies” in the notes to our consolidated financial statements (unaudited), we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.

Comparison of the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025
Sales. Consolidated net sales for the six months ended June 30, 2026 were $952.8 million, an increase of $45.5 million, or 5.0%, compared to $907.2 million in the same period of 2025, with the majority of our net sales to customers located in the United States. Net sales increased in all operating segments when compared to the same period in 2025.
The following table summarizes consolidated net sales by segment and by major product group within each segment for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,

	2026	2025
Vehicle Control
Engine Management (Ignition, Emissions and Fuel Delivery)	$262,575	$246,599
Electrical and Safety	105,439	115,147
Wire Sets and Other	28,737	32,295
Total Vehicle Control	396,751	394,041

Temperature Control
AC System Components	184,492	171,968
Other Thermal Components	49,760	48,280
Total Temperature Control	234,252	220,248

Nissens Automotive
Air Conditioning	65,602	67,607
Engine Cooling	67,722	62,855
Engine Efficiency	35,718	26,257
Total Nissens Automotive	169,042	156,719

Engineered Solutions
Light Vehicle	47,595	43,184
Commercial Vehicle	44,445	40,441
Construction/Agriculture	20,520	18,992
All Other	41,794	33,607
Total Engineered Solutions	154,354	136,224

Intersegment sales	(1,634)	—

Total	$952,765	$907,232
Vehicle Control’s net sales for the six months ended June 30, 2026 increased $2.7 million, or 0.7%, to $396.8 million compared to $394.0 million in the same period of 2025. The Vehicle Control operating segment benefited from higher demand from certain customers expanding their range of our products, as well as some benefit from higher prices following the pass through to customers of tariffs implemented later in 2025, partly offset by the recording of an obligation for our estimate of IEEPA tariff refunds received from the United States Treasury in 2026 that may be passed back to customers in future periods and the continued decline in sales of the wire sets products category.
Temperature Control’s net sales for the six months ended June 30, 2026 increased $14.0 million, or 6.4%, to $234.3 million compared to $220.2 million in the same period of 2025. Temperature Control’s net sales reflect strong customer demand compared to the same period in 2025 as well as higher demand from certain customers expanding their range of our products, partly offset by the recording of an obligation for our estimate of IEEPA tariff refunds received from the United States Treasury in 2026 that may be passed back to customers in future periods. Overall, full year results at Temperature Control will be dependent upon summer weather conditions and customer inventory levels.
Nissens Automotive's net sales for the six months ended June 30, 2026 increased $12.3 million, or 7.9%, to $169.0 million compared to $156.7 million in the same period of 2025. Nissens Automotive's net sales include the benefit from favorable foreign exchange translation and sales growth primarily in the engine efficiency group of products. We also expect to benefit from revenue synergies resulting from the acquisition starting in 2026 and beyond. Overall, full year results at Nissens Automotive will be dependent upon summer weather conditions and customer inventory levels.
Engineered Solutions’ net sales for the six months ended June 30, 2026 increased $18.1 million, or 13.3%, to $154.4 million compared to $136.2 million in the same period of 2025. The increase in Engineered Solutions operating segment net sales reflects the continuing recovery from the general softness in end markets experienced in 2025.
Gross Margins. Gross margins, as a percentage of consolidated net sales, increased to 31.9% in the first six months of 2026, compared to 30.4% in the six months ended June 30, 2025. The following table summarizes gross margins by segment for the six months ended June 30, 2026 and 2025, respectively (in thousands):

Six Months Ended June 30,	Vehicle Control	Temperature Control	Nissens Automotive	Engineered Solutions	Other	Total
2026
Net sales	$396,751	$234,252	$169,042	$154,354	$(1,634)	$952,765
Gross margins	128,561	78,700	72,284	24,247	—	303,792
Gross margin percentage	32.4%	33.6%	42.8%	15.7%	—	31.9%

2025
Net sales	$394,041	$220,248	$156,719	$136,224	$—	$907,232
Gross margins	122,809	69,961	58,443	24,398	—	275,611
Gross margin percentage	31.2%	31.8%	37.3%	17.9%	—	30.4%
Compared to the first six months of 2025, gross margin percentage increased at all our aftermarket operating segments. The gross margin percentage at our Nissens Automotive, Temperature Control and Vehicle Control operating segments increased by 5.5% percentage points from 37.3% to 42.8%, by 1.8 percentage points from 31.8% to 33.6%, and by 1.2 percentage points from 31.2% to 32.4%, respectively. Engineered Solutions gross margin percentage decreased 2.2 percentage points from 17.9% to 15.7%.
The gross margin percentage at our Nissens Automotive operating segment benefited from lower freight costs and product cost savings, as well as $4.6 million of amortization for inventory fair value adjustments related to the application of accounting for business combinations in the second quarter of 2025 that did not recur. The inventory fair value adjustments are fully amortized as of June 30, 2025.
Our Temperature Control and Vehicle Control operating segments primarily benefited from a temporary margin improvement due to the offsetting reduction in net sales and cost of sales for IEEPA tariff refunds received from the United States Treasury and the recording of an obligation for our estimate of tariff refunds that may be passed back to customers, respectively, as well as favorable manufacturing cost absorption due to higher production levels, partly offset by the impact of higher tariffs on imports into the United States when compared to comparable period in 2025.
Despite higher net sales, the gross margin percentage in our Engineered Solutions operating segment decreased in the first six months of 2026 when compared to the comparable period in 2025 primarily due to unfavorable capitalization of costs in prior periods that carried over into 2026, as well as inflationary pressures.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $218.4 million, or 22.9% of consolidated net sales, in the first six months of 2026, as compared to $207.4 million, or 22.9% of consolidated net sales, in the first six months of 2025. The $11.0 million increase in selling, general and administrative expenses in the first six months of 2026 as compared to the first six months of 2025 is principally due to higher distribution costs due to higher sales in addition to higher depreciation expense primarily due to our recent investment in the Shawnee, Kansas distribution facility, and overall higher employee-related costs, including the impact of the change in timing of our annual stock-based compensation grants.
Operating Income. Operating income was $84.9 million, or 8.9% of consolidated net sales, in the six months ended June 30, 2026, compared to $67.3 million, or 7.4% of consolidated net sales, in the six months ended June 30, 2025. The year-over-year increase in operating income of $17.6 million is primarily driven by higher gross margin percentages at our Nissens Automotive and Temperature Control operating segments.

Other Non-Operating Income (Expense), Net. Other non-operating income (expense), net was a loss of $0.5 million in the six months ended June 30, 2026, compared to income of $4.1 million in the six months ended June 30, 2025. The year-over-year decrease in other non-operating income (expense), net primarily results from the unfavorable impact of changes in foreign currency exchange rates.
Interest Expense. Interest expense was $15.1 million in the six months ended June 30, 2026, compared to $16.1 million in the six months ended June 30, 2025. The year-over-year decrease in interest expense primarily reflects the the impact of lower average interest rates, partly offset by slightly higher average outstanding borrowings in the first six months of 2026 when compared to the same period in 2025.
Income Tax Provision. The income tax provision for the six months ended June 30, 2026 was $18.9 million at an effective tax rate of 27.2% compared to $14.9 million at an effective tax rate of 26.9% for the same period in 2025 primarily reflecting changes in the mix of earnings in different tax jurisdictions.
Loss from Discontinued Operations. Loss from discontinued operations, net of income taxes, during the six months ended June 30, 2026 and 2025 were $2.6 million and $2.2 million, respectively, reflecting legal and other administrative expenses associated with our asbestos-related liability. As discussed more fully in Note 18, “Commitments and Contingencies” in the notes to our consolidated financial statements (unaudited), we are responsible for certain future liabilities relating to alleged exposure to asbestos containing products.
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
Liquidity and Capital Resources
Our primary cash requirements include working capital, capital expenditures, quarterly dividend payments, stock repurchases, principal and interest payments on indebtedness and acquisitions. The following table summarizes our primary sources of funds including ongoing net cash flows from operating activities and borrowing availability under our credit agreement (in thousands):

	June 30,		December 31,
	2026	2025	2025
Operating cash flows	$58,266	$(5,903)	$57,440
Total debt	$588,827	$636,629	$618,715
Cash	78,629	58,792	72,031
Net debt	$510,198	$577,837	$546,684
Remaining borrowing capacity	150,886	128,420	137,004
Total liquidity	$229,515	$187,212	$209,035
Operating Activities. During the first six months of 2026, cash provided by operating activities was $58.3 million compared to $5.9 million used in operating activities in the same period of 2025.
Net earnings during the first six months of 2026 were $47.9 million compared to $38.3 million in the same period of 2025. The $64.2 million increase in cash provided by operating activities resulted primarily from higher net earnings, and lower net cash outflows from changes in working capital. Lower net cash outflows from changes in working capital are primarily due to a higher increase in sundry payables and accrued expenses due to the receipt of IEEPA tariff refunds from the United States Treasury at the end of the second quarter of 2026 and a decrease in the inventory balance due to improvements in inventory management, partly offset by a growing accounts receivable balance due to higher net sales in the first six months of 2026, as compared to the same period of 2025.
During the year ended December 31, 2025, we generated operating cash flow from net earnings and by actively managing our payables and accounts receivable despite increased inventories due to higher sales and capitalized tariff costs. We continue to actively manage our working capital to maximize our operating cash flow.
Investing Activities. Cash used in investing activities was $14.5 million during the first six months of 2026, as compared to $16.3 million in the same period of 2025. Investing activities during the six months ended June 30, 2026 and 2025 primarily consisted of capital expenditures of $14.9 million and $19.3 million, respectively. Capital expenditures have returned to normal levels following a period of elevated spending due to the investment in our new distribution facility in Shawnee, Kansas.
Financing Activities. Cash used in financing activities was $39.5 million during the first six months of 2026, as compared to $32.6 million provided by financing activities in the same period of 2025. During the first six months of 2026, we used cash generated from our operating activities to decrease our borrowings under our 2024 Credit Agreement by $19.4 million, and paid dividends to SMP shareholders of $14.7 million. Cash provided by borrowings under our 2024 Credit Agreement in the six months ended June 30, 2026 was primarily used to fund our operating activities, including tariff costs, capital expenditures, and pay dividends.
During the first six months of 2025, we increased our borrowings by $45.9 million and paid dividends to SMP shareholders of $13.6 million. Cash provided by borrowings in the six months ended June 30, 2025 was primarily used to fund our operating activities, capital expenditures and pay dividends.
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

Outstanding borrowings, net of unamortized deferred financing costs, and letters of credit under the 2024 credit agreement consist of the following (in millions):

	June 30, 2026	December 31, 2025
Current maturities of debt	$53.6	$45.3
Long-term debt	519.9	552.8
Total outstanding borrowings	$573.5	$598.1

Letters of credit	$4.5	$4.6
The weighted average interest rate under the 2024 Credit Agreement, adjusted for the impact of interest rate swap agreements, is 4.8% at both June 30, 2026 and December 31, 2025. Interest rates primarily consist of Term SOFR for borrowings in U.S. dollars and EURIBOR for borrowings in euros.
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
The Company has an overdraft facility that provides for borrowings of up to Polish zloty 30 million (approximately $8.0 million) if borrowings are solely in Polish zloty, or up to 85% of the Polish zloty 30 million limit (approximately $6.8 million) if borrowings are in euros and/or U.S. dollars. The overdraft facility automatically renews every three months until June 2027, subject to cancellation by either party, at its sole discretion, at least 30 days prior to the commencement of the three-month renewal period. There were $0.9 million of borrowings outstanding under the overdraft facility at June 30, 2026.
In order to reduce our accounts receivable balances and improve our cash flow, we are party to several supply chain financing arrangements, in which we may sell certain of our customers’ trade accounts receivable to such customers’ financial institutions. We sell our undivided interests in certain of these receivables at our discretion when we determine that the cost of these arrangements is less than the cost of servicing our receivables with existing debt. Under the terms of the agreements, we retain no rights or interest, have no obligations with respect to the sold receivables, and do not service the receivables after the sale. As such, these transactions are accounted for as a sale. Pursuant to these agreements, we sold $299.9 million and $514.8 million of receivables during the three and six months ended 2026, respectively and $257.6 million and $442.1 million for the comparable periods in 2025. Receivables presented at financial institutions and not yet collected as of June 30, 2026 were approximately $14.7 million and remained in our accounts receivable balance as of that date. All receivables sold were reflected as a reduction of accounts receivable on the consolidated balance sheet at the time of sale. We recorded expense of $13.7 million and $23.0 million related to the sale of receivables which was included in selling, general and administrative expenses in our consolidated statements of operations for the three and six months ended June 30, 2026, respectively, and $12.3 million and $21.6 million for the comparable periods in 2025.
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
In 2022, our Board of Directors authorized the purchase of up to $30 million of our common stock under a stock repurchase program. Stock will be purchased from time to time in the open market, or through private transactions, as market conditions warrant. Under this program, there were no repurchases of common stock during the six months ended June 30, 2026 and 2025. As of June 30, 2026, there was approximately $19.6 million available for future stock purchases under the program.
Material Cash Commitments
Material cash commitments as of June 30, 2026 consist of required cash payments to service our outstanding borrowings of $573.5 million under our 2024 Credit Agreement, the future minimum cash requirements of $129.3 million through 2034 under operating leases, and expected future cash payments relating to our restructuring activities of $0.9 million with approximately $0.6 million to be paid in the remainder of 2026. All of our other known cash commitments as of June 30, 2026 are not material. For additional information related to our material cash commitments, see Note 4, “Restructuring Expenses”, Note 8, “Leases,” and Note 9, “Credit Facilities and Long-Term Debt,” in the notes to our consolidated financial statements (unaudited).
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
As of June 30, 2026 and December 31, 2025, the remeasurement impact of non-functional currency denominated monetary assets and liabilities, excluding monetary liabilities designated in a net investment hedge, are immaterial, therefore, the potential immediate loss to us that would result from a hypothetical 10% change in foreign currency exchange rates would not be expected to have a material impact on our earnings or cash flows. This sensitivity analysis assumes an unfavorable 10% fluctuation in the exchange rates affecting the foreign currencies in which monetary assets and liabilities are denominated and does not take into account the incremental effect of such a change on our foreign currency denominated revenues.
Interest Rate Risk
We manage our exposure to interest rate risk through the proportion of fixed rate debt and variable rate debt in our debt portfolio. To reduce our market risk to changes in interest rates on our variable rate borrowings, and to manage a portion of our exposure to changes in interest rates, we occasionally enter into interest rate swap agreements to synthetically convert all or a portion of our variable rate debt to a fixed rate. As of June 30, 2026, we had interest rate swap agreements with a total notional amount of $207 million.
As of June 30, 2026, we had $573.5 million of outstanding borrowings under our 2024 Credit Agreement, net of deferred financing costs, of which $368.2 million bears interest at variable rates of interest and $207 million bears interest at fixed rates, after consideration of the interest rate swap agreements, less unamortized deferred financing costs of $1.6 million. Additionally, we invest our excess cash in highly liquid short-term investments. Based upon our current level of borrowings under our 2024 Credit Agreement and our excess cash, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate may have an approximate $2.9 million annualized negative impact on our earnings before income taxes or cash flows.
In addition, we are party to several supply chain financing arrangements, in which we may sell certain of our customers’ trade accounts receivable to such customers’ financial institutions. We sell our undivided interests in certain of these receivables at our discretion when we determine that the cost of these arrangements is less than the cost of servicing our receivables with existing debt. During the six months ended June 30, 2026 we sold $514.8 million. Depending upon the level of sales of receivables, the effect of a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate may have an approximate $5.1 million negative impact on our earnings before income taxes or cash flows for the six months ended June 30, 2026. The charge related to the sale of receivables was included in selling, general and administrative expenses in our consolidated statements of operations.
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
Our management is committed to maintaining a strong internal control environment. In response to the material weakness, management, with oversight of the Audit Committee of the Board of Directors, has been engaged in developing and implementing a remediation plan to address the material weakness related to ineffective general information technology controls over certain IT systems that support financial transactions and reporting at our Nissens Automotive operating segment. These remediation efforts are ongoing and we have made the following progress in 2026:
•Engaged external resources on a temporary basis while actively recruiting for additional experienced IT personnel
•Rationalized the number of users with privileged access to affected IT systems
•Deployed tools to log the activities of privileged users within affected IT systems
•Enhanced the design of controls over the monitoring of privileged users activities within affected IT systems
•We have designed, where necessary, mitigating controls and procedures to obtain comfort during the period of time general information technology controls over the affected IT systems were ineffective.
(b)Changes in Internal Control Over Financial Reporting.
During the quarter ended June 30, 2026, other than the ongoing remediation described above, we have not made any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We review, document and test our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control – Integrated Framework. We may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts may lead to various changes in our internal control over financial reporting.

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

STANDARD MOTOR PRODUCTS, INC.
(Registrant)

Date: August 4, 2026	/s/ Nathan R. Iles
Nathan R. Iles
Chief Financial Officer
(Principal Financial and Accounting Officer)